Form 10-Q
period 1995-03-31
MCGRATH RENTCORP
filed 1995-05-15
CIK 752714

                                   FORM 10-Q
                                   ---------



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _________________________


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1995
                          Commission File No.  0-13292


                                McGRATH RENTCORP

             (Exact name of registrant as specified in its Charter)

                    California                    94-2579843

               (State or other jurisdiction       (I.R.S. Employer
          of incorporation or organization)       Identification No.)



                               2500 Grant Avenue
                         San Lorenzo, California 94580

                    (Address of principal executive offices)

                 Registrant's telephone number: (510) 276-2626



                           _________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                No ______
                    -------

     At May 10, 1995, 8,142,717 shares of Registrant's Common Stock were outstanding.

                           _________________________

                                                               McGrath RentCorp
                                                   First Quarter 1995 Form 10-Q
                                                                         Page 1

                          PART 1.  FINANCIAL INFORMATION

   Item 1.  Financial Statements.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
   REVENUES:
     Rental operations-
       Rental                                          $11,074,099 $10,824,509
       Rental related services                           2,030,738   2,456,906
                                                        ----------- -----------
                                                        13,104,837  13,281,415
     Sales and related services                          3,544,632   3,069,795
                                                        ----------- -----------
             Total revenues                             16,649,469  16,351,210
                                                        ----------- -----------
   COSTS & EXPENSES:
     Direct costs of rental operations-
       Depreciation                                      2,754,380   2,663,563
       Rental related services                           1,175,651   1,615,769
       Other                                             1,152,418   1,260,447
                                                        ----------- -----------
                                                         5,082,449   5,539,779
     Cost of sales and related services                  2,328,899   2,029,248
                                                        ----------- -----------
                                                         7,411,348   7,569,027
                                                        ----------- -----------
            Gross margin                                 9,238,121   8,782,183

     Selling and administrative expenses                 3,302,686   3,200,896
                                                        ----------- -----------
            Income from operations                       5,935,435   5,581,287

     Interest expense                                      675,454     458,145
                                                        ----------- -----------
           Income before provision
           for income taxes                              5,259,981   5,123,142

     Provision for income taxes                          2,083,012   1,985,217
                                                        ----------- -----------
     Net income                                        $ 3,176,969 $ 3,137,925
                                                        =========== ===========

     Net income per share                              $      0.38 $      0.37
                                                        =========== ===========


   The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1995 Form 10-Q
                                                                          Page 2


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,   December 31,
                                                           1995         1994
                                                       ------------ ------------
   ASSETS
   Cash                                               $    582,474 $  1,151,648
   Accounts receivable, less allowance for
     doubtful accounts of $1,205,000 in 1995
     and $1,400,000 in 1994                             11,622,405   12,662,213

   Rental equipment, at cost:
     Relocatable modular offices                       144,711,993  144,674,027
     Electronic test instruments                        30,687,847   29,541,687
     Accessory equipment                                 3,639,889    3,627,776
                                                       ------------ ------------
                                                       179,039,729  177,843,490
     Less - Accumulated depreciation                   (52,279,012) (50,599,702)
                                                       ------------ ------------
                                                       126,760,717  127,243,788

   Land, at cost                                        19,484,550   19,484,550
   Land improvements, furniture and equipment,
     at cost, less accumulated depreciation of
     $2,342,616 in 1995 and $2,348,664 in 1994           9,663,681    7,276,411
   Prepaid expenses and other assets                     2,395,906    2,103,913
                                                       ------------ ------------
                                                      $170,509,733 $169,922,523
                                                       ============ ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
    Notes payable                                     $ 34,050,000 $ 35,950,000
    Accounts payable and accrued liabilities            10,986,859    9,603,107
    Deferred income                                      6,156,421    7,247,647
    Deferred income taxes                               34,865,452   33,282,281
                                                       ------------ ------------
               Total liabilities                        86,058,732   86,083,035
                                                       ------------ ------------

   Shareholders' equity:
     Common stock, no par value -
       Authorized - 2O,OOO,OOO shares
       Outstanding - 8,140,057 shares in 1995
                     and 8,158,687 in 1994              15,312,461   15,999,633
     Retained earnings                                  69,138,540   67,839,855
                                                       ------------ ------------
               Total shareholders' equity               84,451,001   83,839,488
                                                       ------------ ------------
                                                      $170,509,733 $169,922,523
                                                       ============ ============


The accompanying notes are an integral part of these financial statements.

                                                            McGrath RentCorp
                                                First Quarter 1995 Form 10-Q
                                                                      Page 3

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (decrease) in cash
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                      -----------------------
                                                          1995       1994
                                                      ----------- -----------
  Cash flows from operating activities:
    Net income                                      $ 3,176,969  $ 3,137,925
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                     3,208,414    2,790,659
     Gain on sale of rental equipment                  (906,519)    (989,107)
     Change in:
      Accounts receivable                             1,039,808     (474,198)
      Prepaids and other assets                        (291,993)     (32,800)
      Accounts payable and accrued liabilities          405,812    1,004,524
      Deferred income                                (1,091,226)    (558,921)
      Deferred income taxes                           1,583,171    1,985,218
                                                     -----------  -----------
        Net cash provided by operating activities     7,124,436    6,863,300
                                                     -----------  -----------
  Cash flows from investing activities:
    Purchase of rental equipment                     (3,691,143)  (5,111,635)
    Purchase of land improvements, furniture
      and equipment                                  (2,841,304)      (8,997)
    Proceeds from sale of rental equipment            2,326,353    2,816,390
                                                     -----------  -----------
        Net cash used in investing activities        (4,206,094)  (2,304,242)
                                                     -----------  -----------
  Cash flows from financing activities:
    Net borrowings (payments) under line of credit   (1,900,000)  (3,400,000)
    Proceeds from the exercise of stock options          26,865        7,451
    Repurchase of common stock                         (714,037)        ---
    Payment of dividends                               (900,344)    (831,264)
                                                     -----------  -----------
        Net cash used in financing activities        (3,487,516)  (4,223,813)
                                                     -----------  -----------
        Net increase (decrease) in cash                (569,174)     335,245

  Cash balance, beginning of period                   1,151,648      432,009
                                                     ----------   -----------
  Cash balance, end of period                        $  582,474  $   767,254
                                                     ==========   ===========

  Interest paid during period                        $  700,880  $   458,101
                                                     ==========   ===========
  Income taxes paid during period                    $  ---      $    50,000
                                                     ==========   ===========
  Dividends declared but not yet paid                $  977,940  $   914,543
                                                     ==========   ===========

  The accompanying notes are an integral part of these financial statements.

                                                               McGrath RentCorp
                                                   First Quarter 1995 Form 10-Q
                                                                         Page 4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                   ------------------------------------------

1. The consolidated financial information for the three months ended March 31, 1995 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 1995 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

     Quarter ended March 31,        Primary       Fully Diluted
     -----------------------       ---------      -------------
     1995                          8,262,300      8,262,300
     1994                          8,446,845      8,452,102

3. On January 1, 1995, McGrath RentCorp converted a $300,000 note receivable to 73.171% ownership of Enviroplex, Inc. Enviroplex, Inc. manufactures portable classrooms built to the requirements of the Division of State Architect ("DSA") and sells primarily to school districts. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

4. In April 1995, 6,786 shares of common stock were issued under the Long Term Bonus Plan to certain key employees for achieving an average return on equity during the three years ended December 31, 1994. The liability of $115,362 for these shares was reflected in the 1994 Financial Statements and in April 1995 was reclassed to equity (common stock) upon issuance.

                                                                McGrath RentCorp
                                                    First Quarter 1995 Form 10-Q
                                                                          Page 5

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1995 and 1994

     Rental revenues for the first quarter of 1995 increased by $249,590, a 2% increase over the same period in 1994. The $354,466 increase in rental revenues from electronics was offset by a $104,876 decline in rental revenues from relocatable modular offices. The rental revenue decline for modulars was due to the return of a significant amount of equipment (220 unit complex) from a single customer which generated rental billings of $322,464 per quarter. Average utilization during the first quarter improved for electronic equipment from 53.6% to 54.6% while modular utilization declined from 78.5% to 75.5% compared to the same period in 1994 due to the return of the above mentioned complex.

     Rental related services for the three months ended March 31, 1995 decreased $426,168, a 17% decrease from the same period in 1994. The decrease was due to fewer site work requirements experienced in 1995. This was offset by a one time adjustment of incentive fees recognized by the Company for equipment management. For the comparative period in 1994, $739,000 of rental related service revenues was for site work for three projects, one was directly related to the Northridge, California earthquake.

     Sales and related services for the three months ended March 31, 1995 increased $474,837, a 15% increase compared to the same period in 1994 due to the sales volume of $924,306 contributed by the Company's majority owned subsidiary, Enviroplex, Inc. Sales and related services from quarter to quarter have fluctuated depending on customer requirements. Gross margins on sales and related services remained consistent in 1995 compared to the same period in 1994 at 34%.

     Selling and administrative expenses increased $101,790 (3%) for the three months ended March 31, 1995 compared to the same period in 1994 primarily due to the impact of Enviroplex, Inc. of $93,384 and the acceleration of a leasehold improvement of $330,000 offset by a reduction in the bad debt reserve of $200,000. The Company also realized reductions in insurance expense and modular equipment freight expense.

     Interest expense increased $217,309 (47%) for the first quarter 1995 over the same period in 1994 as a result of a higher average interest rate even though average borrowing levels were lower.

     Income before provision for taxes increased $136,839 (3%) for the three months ended March 31, 1995 over the same period in 1994 with after tax income increasing $39,044 (1%) as a result of a higher effective tax rate in 1995 of 39.60% compared to 38.75% in 1994.

                                                                McGrath RentCorp
                                                    First Quarter 1995 Form 10-Q
                                                                          Page 6

LIQUIDITY AND CAPITAL RESOURCES.

     The debt (notes payable) to equity ratio was 0.40 to 1 at March 31, 1995 compared to 0.43 to 1 at December 31, 1994. The debt (total liabilities) to equity ratio at the end of the current period was 1.02 to 1 as compared to 1.03 to 1 as of December 31 1994.

     In August 1994, the Company's Board of Directors authorized the repurchase of up to 850,000 shares of the Company's issued and outstanding common stock. Under this authorization, the Company has repurchased 204,054 shares of common stock for an aggregate purchase price of $3,246,629 or an average price of $15.91 per share. No other shares will be repurchased under this authorization.

     On March 30, 1995, the Board of Directors authorized the repurchase of up to 650,000 shares of the Company's issued and outstanding Common Stock. The Company intends to make purchases from time to time in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions. The Board of Directors believes the Company's shares are currently undervalued by the market and that the repurchase of its shares is a good investment for the Company at this time. Shares repurchased by the Company will be cancelled and returned to the status of authorized but unissued stock. As of May 12, 1995, the Company has not repurchased any common stock under this authorization.

     The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company plans to make further improvements to the land at their inventory facilities located in Southern California, Northern California and Houston area. The Company also pays quarterly dividends, which will constitute an additional use of cash in 1995.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On March 30, 1995 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.12 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with the Bank prohibits payment of dividends in excess of 50% of net income in any one year without the bank's consent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. No exhibits included.

(b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                                McGrath RentCorp
                                                    First Quarter 1995 Form 10-Q
                                                                          Page 7




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 1995                      McGRATH RENTCORP


                                        By: /s/ Delight Saxton
                                        ----------------------
                                        Delight Saxton
                                        Vice-President of Administration,
                                        Chief Financial Officer and
                                        Secretary