Form 10-Q
period 1995-06-30
MCGRATH RENTCORP
filed 1995-08-14
CIK 752714

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _________________________


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1995
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

                    Yes   X                             No
                       ______                             ______

     At August 9, 1995, 7,842,137 shares of Registrant's Common Stock were outstanding.

                                          ______________________________

                                                                McGrath RentCorp
                                                   Second Quarter 1995 Form 10-Q
                                                                          Page 1

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three months ended              Six months ended
                                                             June 30,                        June 30,
                                                         ------------------            -------------------
                                                        1995           1994           1995          1994
                                                       -----          -----           ----         ------

REVENUES:
  Rental operations-
   Rental                                        $11,521,962    $11,413,947    $22,596,061    $22,238,456
    Rental related services                        1,768,990      2,099,138      3,799,728      4,556,044
                                                ------------    -----------   ------------    -----------
                                                  13,290,952     13,513,085     26,395,789     26,794,500
  Sales and related services                       3,829,895      2,737,598      7,374,527      5,807,393
                                                ------------    -----------   ------------    -----------
         Total revenues                           17,120,847     16,250,683     33,770,316     32,601,893
                                                ------------    -----------   ------------    -----------
COSTS & EXPENSES:
  Direct costs of rental operations-
    Depreciation                                   2,847,952      2,756,567      5,602,332      5,420,130
    Rental related services                        1,224,937      1,379,486      2,400,588      2,995,255
    Other                                          1,185,086      1,115,829      2,337,504      2,376,276
                                                ------------    -----------   ------------    -----------

                                                   5,257,975      5,251,882     10,340,424     10,791,661
 Cost of sales and related services                2,576,378      1,802,191      4,905,277      3,831,439
                                                ------------    -----------   ------------    -----------
                                                   7,834,353      7,054,073     15,245,701     14,623,100
                                                ------------    -----------   ------------    -----------
         Gross margin                              9,286,494      9,196,610     18,524,615     17,978,793

  Selling and administrative expenses              3,129,694      3,308,301      6,432,380      6,509,197
                                                ------------    -----------   ------------    -----------

         Income from operations                    6,156,800      5,888,309     12,092,235     11,469,596

  Interest expense                                   687,207        495,232      1,362,661        953,377
                                                ------------    -----------   ------------    -----------

         Income before provision
         for income taxes                          5,469,593      5,393,077     10,729,574     10,516,219

  Provision for income taxes                       2,205,204      2,089,817      4,288,216      4,075,034
                                                ------------    -----------   ------------    -----------

  Net income                                     $ 3,264,389    $ 3,303,260    $ 6,441,358    $ 6,441,185
                                                ------------    -----------   ------------    -----------
                                                ------------    -----------   ------------    -----------
  Net income per share                                 $0.39          $0.39          $0.78          $0.76
                                                ------------    -----------   ------------    -----------
                                                ------------    -----------   ------------    -----------


The accompanying notes are an integral part of these financial statements.

                                                               McGrath RentCorp
                                                  Second Quarter 1995 Form 10-Q
                                                                         Page 2

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                           June 30,   December 31,
                                                             1995         1994
                                                         ------------ ------------
    Assets
    Cash                                                $    342,119 $  1,151,648
    Accounts receivable, less allowance for doubtful
      accounts of $1,005,000 in 1995 and $1,400,000
      in 1994                                             13,634,077   12,662,213

    Rental equipment, at cost:
      Relocatable modular offices                        146,069,782  144,674,027
      Electronic test instruments                         32,331,674   29,541,687
      Accessory equipment                                  3,677,130    3,627,776
                                                         ------------ ------------
                                                         182,078,586  177,843,490
      Less - Accumulated depreciation                    (54,177,730) (50,599,702)
                                                         ------------ ------------
                                                         127,900,856  127,243,788

    Land                                                  19,484,550   19,484,550
    Improvements, furniture and equipment, at cost,
      less accumulated depreciation of $2,454,662
      in 1995 and $2,348,664 in 1994                      10,770,358    7,276,411
    Prepaid expenses and other assets                      2,408,512    2,103,913
                                                         ------------ ------------
                                                        $174,540,472 $169,922,523
                                                         ============ ============

    Liabilities and Shareholders' Equity
    Liabilities:
     Notes payable                                      $ 37,315,000 $ 35,950,000
     Accounts payable and accrued liabilities             11,391,939    9,603,107
     Deferred income                                       6,805,920    7,247,647
     Deferred income taxes                                33,757,354   33,282,281
                                                         ------------ ------------
                Total liabilities                         89,270,213   86,083,035
                                                         ------------ ------------

    Shareholders' equity:
      Common stock, no par value -
        Authorized - 2O,OOO,OOO shares
        Outstanding - 8,052,937 shares in 1995
                      and 8,158,687 in 1994               13,825,627   15,999,633
      Retained earnings                                   71,444,631   67,839,855
                                                         ------------ ------------
                Total shareholders' equity                85,270,258   83,839,488
                                                         ------------ ------------
                                                        $174,540,471 $169,922,523
                                                         ============ ============

    The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                   Second Quarter 1995 Form 10-Q
                                                                          Page 3


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Increase (decrease) in cash
                                     (Unaudited)

                                                               Six months ended
                                                                   June 30,
                                                          -------------------------
                                                              1995         1994
                                                          ------------ ------------
      Cash flows from operating activities:
        Net income                                       $  6,441,358 $  6,441,185
        Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                       6,170,130    5,588,790
         Gain on sale of rental equipment                  (1,588,298)  (1,850,835)
         Change in:
          Accounts receivable                                (971,864)    (646,634)
          Prepaids and other assets                          (304,599)    (194,615)
          Accounts payable and accrued liabilities            945,895      828,399
          Deferred income                                    (441,727)    (306,863)
          Deferred income taxes                               475,073    2,885,035
                                                          ------------ ------------
            Net cash provided by operating activities      10,725,968   12,744,462
                                                          ------------ ------------
      Cash flows from investing activities:
        Purchase of rental equipment                       (8,693,762) (13,058,578)
        Purchase of improvements, furniture and equipment  (4,061,745)     (86,788)
        Proceeds from sale of rental equipment              4,022,660    5,212,791
                                                          ------------ ------------
            Net cash used in investing activities          (8,732,847)  (7,932,575)
                                                          ------------ ------------
      Cash flows from financing activities:
        Net borrowings                                      1,365,000   (2,825,000)
        Payment of dividends                               (1,878,282)  (1,745,807)
        Repurchase of Common Stock                         (2,316,235)     ---
        Proceeds from the exercise of stock options            26,867       11,753
                                                          ------------ ------------
            Net cash used in financing activities          (2,802,650)  (4,559,054)
                                                          ------------ ------------
            Net increase (decrease) in cash                  (809,529)     252,833

      Cash balance, beginning of period                     1,151,648      432,009
                                                          ------------ ------------
      Cash balance, end of period                        $    342,119 $    684,842
                                                          ============ ============

      Interest paid during period                        $  1,341,546 $    933,771
                                                          ============ ============
      Income taxes paid during period                    $  3,372,576 $  1,240,000
                                                          ============ ============
      Dividends declared but not yet paid                $    958,300 $    914,545
                                                          ============ ============

      The accompanying notes are an integral part of these financial statements.

                                                             McGrath RentCorp
                                                Second Quarter 1995 Form 10-Q
                                                                       Page 4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                   __________________________________________

1. The consolidated financial information for the six months ended June 30, 1995 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 1995 should not be considered as necessarily indicative of the results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

                                          Primary        Fully Diluted
                                          ---------      -------------
   Three months ended: June 30, 1995      8,266,920        8,213,431
                       June 30, 1994      8,456,998        8,452,006

     Six months ended: June 30, 1995      8,279,073        8,222,935
                       June 30, 1994      8,463,369        8,463,214

3. On January 1, 1995, McGrath RentCorp converted a $300,000 note receivable to 73.171% ownership of Enviroplex, Inc. Enviroplex, Inc. manufactures portable classrooms built to the requirements of the Division of State Architect ("DSA") and sells primarily to school districts. In June 1995, Enviroplex established a $1,000,000 revolving line of credit with a bank which is guaranteed by McGrath RentCorp. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

4. In April 1995, 6,786 shares of common stock were issued under the Long Term Bonus Plan to certain key employees for achieving an average return on equity during the three years ended December 31, 1994. The liability of $115,362 for these shares was reflected in the 1994 Financial Statements and in April 1995 was reclassed to equity (common stock) upon issuance.

                                                             McGrath RentCorp
                                                Second Quarter 1995 Form 10-Q
                                                                       Page 5

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and Six Months Ended June 30, 1995 and 1994

        Rental revenues for the three and six months ended June 30, 1995 increased $108,015 (1%) and $357,605 (2%), respectively, over the same periods in 1994. For the six month period, the $947,626 increase in rental revenues from electronics was offset by a $590,021 decline in rental revenues from relocatable modular offices. The rental revenue decline for modulars was due to the return of a significant amount of equipment (220 unit complex) from a single customer which had generated rental billings of $322,464 per quarter. Average utilization during the first six months declined for modular equipment, from 78.1% to 75.1%, and improved slightly for electronic equipment, from 53.7% to 54.4%, as compared to the same period in 1994.

        Rental related services for the three and six months ended June 30, 1995 decreased $330,148 (16%) and $756,316 (17%), respectively, over the same periods in 1994. The six month decrease was due to fewer site work requirements experienced in 1995 offset by a one time adjustment of incentive fees recognized by the Company for equipment management. For the six month comparative period in 1994, $739,000 of rental related service revenues was for site work for three projects, one of which was directly related to the Northridge, California earthquake. Gross margins for rental related services for the six month period increased from 34% in 1994 to 37% in 1995.

        Sales and related services for the three and six months ended June 30, 1995 increased $1,092,297 (40%) and $1,567,134 (27%), respectively, over the same periods in 1994. The increases in sales volume for each comparative period is due to the sales volume of the Company's majority owned subsidiary, Enviroplex, Inc. which had sales in the first six months of 1995 of $2,668,573. Sales and related services from quarter to quarter have fluctuated depending on customer requirements. Gross margins on sales and related services for the six month period declined from 34.0% in 1994 to 33.5% in 1995.

        Selling and administrative expenses for the three and six months ended June 30, 1995 decreased $178,607 (5%) and $76,817 (1%), respectively, over the same periods in 1994. The six month decrease is primarily due to net reductions in bad debt, insurance and freight-in expenses amounting to $743,824 offset by the addition of Enviroplex, Inc. expenses of $338,569 and the acceleration of the recognition of a leasehold improvement expense of $330,000.

        Interest expense for the three and six months ended June 30, 1995 increased $191,975 (39%) and $409,284 (43%), respectively, over the same periods in 1994 as a result of higher borrowing levels combined with a higher average interest rate.

                                                            McGrath RentCorp
                                                Second Quarter 1995 Form 10-Q
                                                                       Page 6

        Income before provision for income taxes for the three and six months ended June 30, 1995 increased $76,516 (1%) and $213,355 (2%), respectively, over the same periods in 1994 with net income remaining the same for each reported period as a result of a slightly higher effective tax rate for 1995.

   Liquidity and Capital Resources.

        The debt (notes payable) to equity ratio was 0.44 to 1 at June 30, 1995 compared to 0.43 to 1 at December 31, 1994. The debt (total liabilities) to equity ratio at the end of the current period was 1.05 to 1 as compared to 1.03 to 1 as of December 31 1994.

        The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company has used substantial funds to make improvements to its inventory facilities located in Southern California, Northern California and the Houston area, and funds will continue to be used for this purpose.

        From time to time, the Company has repurchased shares of its issued and outstanding common stock in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions. The Board of Directors believes the Company's shares are currently undervalued by the market and that the repurchase of its shares is a good investment for the Company under such circumstances. During the year ended December 31, 1994, the Company repurchased 158,354 shares of its issued and outstanding common stock for an aggregate purchase price of $2,532,591 (average price of $15.99 per share). During the first quarter of 1995, the Company repurchased 45,700 shares of its common stock for an aggregate purchase price of $714,038 (average price of $15.62 per share), and during the second quarter 1995, it repurchased 96,566 shares for an aggregate purchase price of $1,602,197 (average price of $16.59 per share). During the period from July 1 through August 9, 1995, the Company has repurchased an additional 211,800 shares at an aggregate purchase price of $3,654,294 (average price of $17.25 per share). Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. As of August 9, 1995, the Company was still authorized to purchase an additional 341,634 shares of its common stock under an authorization from its Board of Directors given on March 30, 1995.

        During the first six months of 1995, the Company paid $1,878,282 in cash quarterly dividends to its shareholders. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends to its shareholders.

                                                             McGrath RentCorp
                                                Second Quarter 1994 Form 10-Q
                                                                       Page 7


                           PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        In June 1995, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.12 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with the Bank prohibits payment of dividends in excess of 50% of net income in any one year without the bank's consent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.  No exhibits included.

(b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                             McGrath RentCorp
                                                Second Quarter 1995 Form 10-Q
                                                                       Page 8

                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 1995                         McGRATH RENTCORP


                                           By: /s/ Delight Saxton
                                           -------------------------------
                                           Delight Saxton, Chief Financial
                                           Officer and Vice President
                                           of Administration