Form 10-Q
period 1995-09-30
MCGRATH RENTCORP
filed 1995-11-14
CIK 752714

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          _________________________


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 30, 1995
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

                   Yes   X                   No
                      ______                   _______


         At November 8, 1995, 7,760,247 shares of Registrant's Common Stock were outstanding.

                          _________________________

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 1

                             PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  STATEMENTS OF INCOME
                                      (Unaudited)

                                            Three months ended       Nine months ended
                                              September 30,            September 30,
                                         -----------------------  -----------------------
                                            1995        1994         1995        1994
                                         ----------- -----------  ----------- -----------
REVENUES:
  Rental operations-
    Rental                              $11,928,853 $11,893,560  $34,524,914 $34,132,016
    Rental related services               3,032,306   2,987,235    6,832,034   7,543,279
                                         ----------- -----------  ----------- -----------
                                         14,961,159  14,880,795   41,356,948  41,675,295
  Sales and related services              4,106,228   5,209,924   11,480,755  11,017,317
                                         ----------- -----------  ----------- -----------
          Total revenues                 19,067,387  20,090,719   52,837,703  52,692,612
                                         ----------- -----------  ----------- -----------
COSTS & EXPENSES:
  Direct costs of rental operations-
    Depreciation                          2,930,235   2,821,373    8,532,567   8,241,503
    Rental related services               1,925,257   2,186,591    4,325,845   5,181,846
    Other                                 1,256,333   1,160,627    3,593,837   3,536,903
                                         ----------- -----------  ----------- -----------
                                          6,111,825   6,168,591   16,452,249  16,960,252
  Cost of sales and related services      2,793,706   3,695,405    7,698,983   7,526,844
                                         ----------- -----------  ----------- -----------
                                          8,905,531   9,863,996   24,151,232  24,487,096
                                         ----------- -----------  ----------- -----------
         Gross margin                    10,161,856  10,226,723   28,686,471  28,205,516

  Selling and administrative expenses     3,534,800   3,440,105    9,967,180   9,949,302
                                         ----------- -----------  ----------- -----------
         Income from operations           6,627,056   6,786,618   18,719,291  18,256,214

  Interest expense                          759,920     582,180    2,122,581   1,535,557
                                         ----------- -----------  ----------- -----------
        Income before provision
        for income taxes                  5,867,136   6,204,438   16,596,710  16,720,657

  Provision for income taxes              2,361,414   2,404,220    6,649,630   6,479,254
                                         ----------- -----------  ----------- -----------
  Net income                            $ 3,505,722 $ 3,800,218  $ 9,947,080 $10,241,403
                                         =========== ===========  =========== ===========

  Net income per share                  $      0.44 $      0.45  $      1.22 $      1.22
                                         =========== ===========  =========== ===========

The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 2

                                 BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1995           1994
                                                  ------------   ------------
ASSETS
Cash                                              $    267,336   $  1,151,648
Accounts receivable, less allowance for
  doubtful accounts of $805,000 in 1995
  and $1,400,000 in 1994                            15,169,994     12,662,213

Rental equipment, at cost:
  Relocatable modular offices                      147,339,101    144,674,027
  Electronic test instruments                       33,124,432     29,541,687
  Accessory equipment                                3,683,888      3,627,776
                                                  ------------   ------------
                                                   184,147,421    177,843,490
  Less - Accumulated depreciation                  (55,839,105)   (50,599,702)
                                                  -------------  ------------
                                                   128,308,316    127,243,788

 Land                                               19,489,300     19,484,550
Improvements, furniture and equipment, at cost,
  less accumulated depreciation of $2,548,258
  in 1995 and $2,348,664 in 1994                    11,296,420      7,276,411
Prepaid expenses and other assets                    2,533,267      2,103,913
                                                   ------------  ------------
                                                  $177,064,633   $169,922,523
                                                   ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Notes payable                                     $ 39,925,000  $ 35,950,000
 Accounts payable and accrued liabilities            12,532,115     9,603,107
 Deferred income                                      7,108,195     7,247,647
 Deferred income taxes                               34,698,070    33,282,281
                                                   ------------  ------------
            Total liabilities                        94,263,380    86,083,035
                                                   ------------  ------------

Shareholders' equity:
  Common stock, no par value -
    Authorized - 2O,OOO,OOO shares
    Outstanding - 7,760,247 shares in 1995
                  and 8,158,687 in 1994               8,782,132    15,999,633
  Retained earnings                                  74,019,121    67,839,855
                                                  ------------- -------------
            Total shareholders' equity               82,801,253    83,839,488
                                                  ------------- -------------
                                                   $177,064,633  $169,922,523
                                                  ============= =============

The accompanying notes are an integral part of these financial statements.

                                                               McGrath RentCorp
                                                   Third Quarter 1995 Form 10-Q
                                                                         Page 3

                            STATEMENTS OF CASH FLOWS
                           Increase (decrease) in cash
                                  (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                       -------------------------
                                                           1995         1994
                                                       ------------ ------------
Cash flows from operating activities:
  Net income                                         $  9,947,080 $ 10,241,403
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                         9,274,334    8,519,374
   Gain on sale of rental equipment                    (2,325,868)  (3,033,305)
   Change in:
    Accounts receivable                                (2,507,781)  (2,974,500)
    Prepaids and other assets                            (429,354)  (1,109,466)
    Accounts payable and accrued liabilities            2,113,140    2,268,574
    Deferred income                                      (139,452)     918,280
    Deferred income taxes                               1,415,789    1,897,251
                                                      ------------ ------------
      Net cash provided by operating activities        17,347,888   16,727,611
                                                      ------------ ------------
Cash flows from investing activities:
  Purchase of rental equipment                        (13,587,246) (17,621,990)
  Purchase of land                                         (4,750)     ----
  Purchase of improvements, furniture and equipment    (4,761,776)     (98,924)
  Proceeds from sale of rental equipment                6,316,019    8,695,223
                                                      ------------ ------------
      Net cash used in investing activities           (12,037,753)  (9,025,691)
                                                      ------------ ------------
Cash flows from financing activities:
  Net borrowings                                        3,975,000   (3,075,000)
  Payment of dividends                                 (2,836,584)  (2,660,352)
  Repurchase of common stock                           (7,374,279)  (1,464,243)
  Proceeds from the exercise of stock options              41,416       11,753
                                                      ------------ ------------
      Net cash provided (used) by financing activities (6,194,447)  (7,187,842)
                                                      ------------ ------------
      Net increase (decrease) in cash                    (884,312)     514,078

Cash balance, beginning of period                       1,151,648      432,009
                                                     ------------ ------------
Cash balance, end of period                          $    267,336 $    946,087
                                                     ============ ============

Interest paid during period                          $  2,110,541 $  1,516,185
                                                     ============ ============
Income taxes paid during period                      $  4,750,000 $  4,640,000
                                                     ============ ============
Dividends declared but not yet paid                  $    931,230 $    904,007
                                                     ============ ============

The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 4


                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 1995
                          _____________________________

    1. The consolidated financial information for the nine months ended September 30, 1995 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 1995 should not be considered as necessarily indicative of the results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

    2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

                                                Primary      Fully Diluted
                                                ---------    -------------
    Three months ended: September 30, 1995      7,958,848      7,960,787
                        September 30, 1994      8,379,533      8,385,926

    Nine months ended:  September 30, 1995      8,158,890      8,166,221
                        September 30, 1994      8,365,696      8,372,976

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

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 5


    ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Three and Nine Months Ended September 30, 1995 and 1994

        Rental revenues for the three and nine months ended September 30, 1995 increased slightly over the same periods in 1994. For the nine month period, the $1,508,566 increase in rental revenues from electronics was offset by a $1,115,668 decline in rental revenues from relocatable modular offices. The rental revenue decline for modulars was primarily due to the return of a significant amount of equipment (220 unit complex) from a single customer which had generated rental billings of $322,464 per quarter. Average utilization during the first nine months declined for modular equipment, from 79.1% to 74.6%, and remained the same for electronic equipment (55.2%), as compared to the same period in 1994.

        Rental related services for the three and nine months ended September 30, 1995 increased $45,071 (2%) and decreased $711,245 (9%), respectively, over the same periods in 1994. The nine month decrease was due to fewer site work requirements experienced in 1995 offset by an adjustment of incentive fees recognized by the Company for equipment management. For the nine month comparative period in 1994, $739,000 of rental related service revenues was for site work for three projects, one of which was directly related to the Northridge, California earthquake.

        Sales and related services for the three and nine months ended September 30, 1995 decreased $1,103,696 (21%) and increased $463,438 (4%), respectively, over the same periods in 1994. The sales volume in the first nine months is higher than in 1994 due to the sales contribution of the Company's majority owned subsidiary, Enviroplex, Inc. which had sales in the first nine months of 1995 of $4,079,049. Sales and related services from quarter to quarter have fluctuated depending on customer requirements. Gross margins on sales and related services for the nine month period increased from 31.7% in 1994 to 33.0% in 1995.

        Interest expense for the three and nine months ended September 30, 1995 increased $177,740 (31%) and $587,024 (38%), respectively, over the same periods in 1994 as a result of higher borrowing levels combined with a higher average interest rate.

        Net income for the three and nine months ended September 30, 1995 decreased $294,496 (5%) and $294,323 (3%), respectively, over the same periods in 1994 with earnings per share remaining approximately the same for the comparative periods as a result of fewer outstanding shares in 1995.

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 6


    Liquidity and Capital Resources.

        The debt (notes payable) to equity ratio was 0.48 to 1 at September 30, 1995 compared to 0.43 to 1 at December 31, 1994. The debt (total liabilities) to equity ratio at the end of the current period was 1.14 to 1 as compared to 1.03 to 1 as of December 31 1994.

        The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company has used substantial funds to make improvements to its inventory facilities located in Southern California, Northern California and the Houston area, and funds will continue to be used for this purpose.

        From time to time, the Company has repurchased shares of its issued and outstanding common stock in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions. The Board of Directors believes the Company's shares are currently undervalued by the market and that the repurchase of its shares is a good investment for the Company under such circumstances. During the year ended December 31, 1994, the Company repurchased 158,354 shares of its issued and outstanding common stock for an aggregate purchase price of $2,532,591 (average price of $15.99 per share). During the first quarter of 1995, the Company repurchased 45,700 shares of its common stock for an aggregate purchase price of $714,038 (average price of $15.62 per share), during the second quarter 1995, it repurchased 96,566 shares for an aggregate purchase price of $1,602,197 (average price of $16.59 per share) and during the third quarter 1995, it repurchased an additional 293,800 shares at an aggregate purchase price of $5,058,044 (average price of $17.22 per share). Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. As of November 8, 1995, the Company had made no further repurchases of its shares and was still authorized to purchase an additional 495,000 shares of its common stock under an authorization from its Board of Directors given on August 28, 1995.

        During the  first nine months of  1995, the Company paid  $2,836,584 in cash quarterly dividends to its shareholders. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends to its shareholders.

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 7



                            PART II.  OTHER INFORMATION

    ITEM 5.  OTHER INFORMATION

        On August 28, 1995 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.12 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with the Bank prohibits payment of dividends in excess of 50% of net income in any one year without the bank's consent.




    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) EXHIBITS.  No exhibits included.

    (b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                              McGrath RentCorp
                                                  Third Quarter 1995 Form 10-Q
                                                                        Page 8


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 1995                 McGRATH RENTCORP

                                       By:/s/ Delight Saxton
                                       ____________________________
                                       Delight Saxton, Chief Financial
                                       Officer and Vice President of
                                       Administration