Form 10-K
period 1995-12-31
MCGRATH RENTCORP
filed 1996-03-29
CIK 752714

                          ----------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                          ----------------------------------

                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        --------------------------------------


For Fiscal Year ended:                                 Commission File Number:
 December 31, 1995                                            0-13292

                        --------------------------------------

                                   MCGRATH RENTCORP
                (Exact name of registrant as specified in its Charter)


       California                                          94-2579843
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                                  2500 GRANT AVENUE
                          SAN LORENZO, CALIFORNIA 94580-1810
                       (Address of principal executive offices)


Registrant's telephone number:                         (510) 276-2626

                       -----------------------------------------

             Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange on
Title of each class                                       which registered
-------------------                                    ------------------------
      NONE                                                      NONE

                                    TITLE OF CLASS
                                    --------------
                                     COMMON STOCK

                       ----------------------------------------

                                 (Cover page 1 of 2)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X         No
                                     ----          ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $120,981,380 as of March 6, 1996.

    At March 6, 1996, 7,793,715 shares of Registrant's Common Stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    McGrath RentCorp's Annual Report to Shareholders for the year ended December 31, 1995 (hereinafter referred to as the "Annual Report"), is filed herewith as Exhibit 13 and incorporated by reference into:

                        Part I - Items 1 and 2
                        Part II - Items 5, 6, 7 and 8

    McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 13, 1996, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.


                         See page 4 for an index of Exhibits
                              (Cover page 2 of 2 pages)

                                                                McGrath RentCorp
                                                                  1995 Form 10-K

                                        PART I
                                        ------



ITEM 1. BUSINESS.
-----------------

    The information required by this Item is contained in the Annual Report under the headings "Company Profile" (pages 2 and 3), "Our Products" (pages 3 through 6). Such information is incorporated by reference and filed herewith.


ITEM 2. PROPERTIES.
-------------------

    The information required by this Item is contained in the Annual Report under the heading "Properties" (page 11). Such information is incorporated by reference and filed herewith.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

    The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
--------------------------------------------------------

    There were no matters submitted to a vote of shareholders during the fourth quarter of 1995.

                                                                McGrath RentCorp
                                                                  1995 Form 10-K

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

    The information required by this Item is contained in the Annual Report under the headings "Shareholder Matters - Stock Activity", "Shareholder Matters
- Number of Shareholders", and "Shareholders Matters - Dividend Policy" on the inside back cover. Such information is hereby incorporated by reference and filed herewith.


ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

    The unaudited information required by this Item is contained in the Annual Report under the heading "Consolidated Quarterly (Unaudited) and Five Year Selected Financial Data" (page 7). Such information is hereby incorporated by reference and filed herewith.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

    The information required by this Item is contained in the Annual Report under the headings "Management Discussion and Analysis" (page 8), "Fiscal Years 1995 and 1994" (page 8), "Fiscal Years 1994 and 1993" (page 9), "Liquidity and Capital Resources" and "Impact of Inflation" (page 10). Such information is hereby incorporated by reference and filed herewith.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

    The information required by this Item is contained in the Annual Report (pages 12 through 20). Such information is hereby incorporated by reference and filed herewith.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

        None.
                                          2

                                                                McGrath RentCorp
                                                                  1995 Form 10-K

                                       PART III
                                       --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

    The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 13, 1996, which will be filed with the Securities and Exchange Commission by not later than May 1, 1996.


ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

    The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 13, 1996, which will be filed with the Securities and Exchange Commission by not later than May 1, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

    The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 13, 1996, which will be filed with the Securities and Exchange Commission by not later than May 1, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

    The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 13, 1996, which will be filed with the Securities and Exchange Commission by not later than May 1, 1996.

                                                                McGrath RentCorp
                                                                  1995 Form 10-K

                                       PART IV
                                       -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

(a) (1)  FINANCIAL STATEMENTS.
         ---------------------

    The following financial statements and independent auditors report appearing in the Annual Report, on pages 12 through 20, are incorporated herein by reference:

    Report of Independent Public Accountants
    Consolidated Statements of Income for the Years Ended December 31, 1995,
        1994 and 1993
    Consolidated Balance Sheets as of December 31, 1995 and 1994
    Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 1995, 1994 and 1993
    Consolidated Statements of Cash Flows for the Years Ended December 31,
        1995, 1994 and 1993
    Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULES.
         ------------------------------

    None.

(a) (3)  EXHIBITS.
         ---------

    Index to exhibits filed herewith as part of this report:

EXHIBIT
NUMBER                           TITLE                                      PAGE
-------                          -----                                      ----
  4.1    First Amendment to Amended and Restated Credit Agreement
         dated June 16, 1995 between the Company and The Bank of
         California, N.A., National Westminster Bank, USA and Bank
         of America National Trust and Savings Association                    7
 11      Weighted Average Shares Composition                                 10
 13      1995 Annual Report to Shareholders                                  11
 27      Financial Data Schedule (filed electronically)

    Exhibit Number 4.1 (Amended and Restated Credit Agreement dated June 14,
1994) to the Company's Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1994 (filed August 13, 1994) is hereby incorporated by reference herein.


    Exhibit Number 10.4 (Real Property Lease Extension-Grant Avenue, San Lorenzo, California) to the Company's Annual Report pursuant to Section 13 or 15
(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1991 (filed March 28, 1992) is hereby incorporated by reference herein.


    Exhibit Number 3.1 (Amendment to the Company's Articles of Incorporation) to the Company's Registration Statement under the Securities Act of 1933 (filed March 28, 1991, Registration No. 33-39633), is hereby incorporated by reference herein.

                                                                McGrath RentCorp
                                                                  1995 Form 10-K

    The following exhibits to the Company's Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 1990 (filed March 28, 1991) are incorporated by reference herein:

  3.1    Amended Bylaws of the Company
 10.3 Long-Term Bonus Plan, together with attached exemplar Long-Term Stock Bonus Agreement

    Exhibit Number 19.3 (Real Property Lease-8.8 Acres, Cota Street, Corona, California) to the Company's Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1989 (filed November 14, 1989) is hereby incorporated by reference herein.

    The following exhibits to the Company's Quarterly Report Under Section 13 and 15 (d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1988 (filed August 14, 1988) are hereby incorporated by reference herein:

 19.1 The Amended and Restated Articles of Incorporation of the Company, filed with the California Secretary of State's Office on June 6, 1988.
 19.3    The McGrath RentCorp 1987 Incentive Stock Option Plan.
 19.4 Exemplar of the form of Incentive Stock Option Agreement entered into by the Company with participants in the McGrath RentCorp 1987 Incentive Stock Option Plan.
 19.5 Exemplar of the form of Indemnification Agreement entered into by the Company with Directors, Officers and other agents of the Company approved by the Company's Board of Directors.

    Exhibit Number 10.3 (Real Property Lease - 2500 Grant Avenue, San Lorenzo, California) to the Company's Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 1986 (filed March 31, 1987) is hereby incorporated by reference herein.

(b) REPORTS ON FORM 8-K.
    --------------------

         No report on Form 8-K has been filed during the last quarter of the period covered by this report.

                                                                McGrath RentCorp
                                                                  1995 Form 10-K

                                      SIGNATURES
                                      ----------

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1996                        MCGRATH RENTCORP


                                       By:  /s/ Robert P. McGrath
                                            ---------------------
                                            Robert P. McGrath,
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.


SIGNATURE                              TITLE                          DATE
---------                              -----                          ----

/s/ Robert P. McGrath        Chairman of the Board, and Chief     March 29, 1996
------------------------     Executive Officer
Robert P. McGrath


/s/ Delight Saxton           Vice President, Chief Financial      March 29, 1996
------------------------     Officer, Secretary, and Director
Delight Saxton


/s/ Joan M. McGrath           Director                            March 29, 1996
------------------------
Joan M. McGrath