Form 10-Q
period 1996-03-31
MCGRATH RENTCORP
filed 1996-05-14
CIK 752714

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _________________________


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1996
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

                       Yes     X           No
                             ______             _______


        At May 1, 1996, 7,585,675 shares of Registrant's Common Stock were outstanding.

                         _________________________

                                                               McGrath RentCorp
                                                   First Quarter 1996 Form 10-Q
                                                                         Page 1

                          PART 1.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                           Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   REVENUES:
     Rental operations-
       Rental                                          $11,557,798 $11,074,099
       Rental related services                           1,658,386   2,030,738
                                                        ----------- -----------
                                                        13,216,184  13,104,837
     Sales and related services                          4,489,167   3,544,632
                                                        ----------- -----------
             Total revenues                             17,705,351  16,649,469
                                                        ----------- -----------
   COSTS & EXPENSES:
     Direct costs of rental operations-
       Depreciation                                      3,005,653   2,754,380
       Rental related services                           1,026,590   1,175,651
       Other                                             1,228,130   1,152,418
                                                        ----------- -----------
                                                         5,260,373   5,082,449
     Cost of sales and related services                  3,100,825   2,328,899
                                                        ----------- -----------
                                                         8,361,198   7,411,348
                                                        ----------- -----------
            Gross margin                                 9,344,153   9,238,121

     Selling and administrative expenses                 3,610,473   3,302,686
                                                        ----------- -----------
            Income from operations                       5,733,680   5,935,435

     Interest expense                                      635,274     675,454
                                                        ----------- -----------
           Income before provision
           for income taxes                              5,098,406   5,259,981

     Provision for income taxes                          2,024,829   2,083,012
                                                        ----------- -----------
     Net income                                        $ 3,073,577 $ 3,176,969
                                                        =========== ===========

     Net income per share                              $      0.39 $      0.38
                                                        =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1996 Form 10-Q
                                                                          Page 2


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                        March 31,   December 31,
                                                           1996         1995
                                                       ------------ ------------
   ASSETS
   Cash                                               $     70,284 $    221,075
   Accounts receivable, less allowance for
     doubtful accounts of $605,000 in 1996
     and in 1995                                        12,113,836   13,201,196

   Rental equipment, at cost:
     Relocatable modular offices                       146,444,288  146,867,850
     Electronic test instruments                        37,478,705   34,932,807
     Accessory equipment                                 3,778,950    3,755,754
                                                       ------------ ------------
                                                       187,701,943  185,556,411
     Less - Accumulated depreciation                   (59,488,379) (57,948,456)
                                                       ------------ ------------
                                                       128,213,564  127,607,955

   Land, at cost                                        19,489,300   19,489,300
   Land improvements, furniture and equipment,
     at cost, less accumulated depreciation of
     $2,824,369 in 1996 and $2,708,404 in 1995          13,914,579   12,713,095
   Prepaid expenses and other assets                     1,755,564    1,897,700
                                                       ------------ ------------
                                                      $175,557,127 $175,130,321
                                                       ============ ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
    Notes payable                                     $ 35,855,000 $ 37,080,000
    Accounts payable and accrued liabilities            12,710,970   11,701,417
    Deferred income                                      4,754,285    5,967,063
    Deferred income taxes                               36,302,720   34,488,695
                                                       ------------ ------------
               Total liabilities                        89,622,975   89,237,175
                                                       ------------ ------------

   Shareholders' equity:
     Common stock, no par value -
       Authorized - 2O,OOO,OOO shares
       Outstanding - 7,693,315 shares in 1996
                     and 7,769,813 in 1995               6,950,308    8,913,311
     Retained earnings                                  78,983,844   76,979,835
                                                       ------------ ------------
               Total shareholders' equity               85,934,152   85,893,146
                                                       ------------ ------------
                                                      $175,557,127 $175,130,321
                                                       ============ ============

   The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1996 Form 10-Q
                                                                          Page 3

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Increase (decrease) in cash
                               (Unaudited)
                                                             Three months ended
                                                                  March 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
Cash flows from operating activities:
  Net income                                            $ 3,073,577 $ 3,176,969
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                           3,178,949   3,208,414
   Gain on sale of rental equipment                      (1,115,396)   (906,519)
   Change in:
    Accounts receivable                                   1,087,360   1,039,808
    Prepaids and other assets                               142,136    (291,993)
    Accounts payable and accrued liabilities                875,338     405,812
    Deferred income                                      (1,212,778) (1,091,226)
    Deferred income taxes                                 1,814,025   1,583,171
                                                         ----------- -----------
      Net cash provided by operating activities           7,843,211   7,124,436
                                                         ----------- -----------
Cash flows from investing activities:
  Purchase of rental equipment                           (5,501,792) (3,691,143)
  Purchase of land improvements, furniture and equipment (1,374,781) (2,841,304)
  Proceeds from sale of rental equipment                  3,005,926   2,326,353
                                                         ----------- -----------
      Net cash used in investing activities              (3,870,647) (4,206,094)
                                                         ----------- -----------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit         (1,225,000) (1,900,000)
  Proceeds from the exercise of stock options               252,125      26,865
  Repurchase of common stock                             (2,215,127)   (714,037)
  Payment of dividends                                     (935,353)   (900,344)
                                                         ----------- -----------
      Net cash used in financing activities              (4,123,355) (3,487,516)
                                                         ----------- -----------
      Net increase (decrease) in cash                      (150,791)   (569,174)
Cash balance, beginning of period                           221,075   1,151,648
                                                         ----------- -----------
Cash balance, end of period                             $    70,284 $   582,474
                                                         =========== ===========

Interest paid during period                             $   641,163 $   700,880
                                                         =========== ===========
Income taxes paid during period                         $   210,804 $    ---
                                                         =========== ===========
Dividends declared but not yet paid                     $ 1,069,567 $   977,940
                                                         =========== ===========

  The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1996 Form 10-Q
                                                                          Page 4

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1996
                 ------------------------------------------

    1. The consolidated financial information for the three months ended March 31, 1996 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 1996 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

    2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:


    Quarter ended March 31,            Primary        Fully Diluted
    -----------------------            ---------      -------------
    1996                               7,878,185        7,881,295
    1995                               8,262,300        8,262,300

                                                                McGrath RentCorp
                                                    First Quarter 1996 Form 10-Q
                                                                          Page 5

    ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Three Months Ended March 31, 1996 and 1995

         Rental revenues for the first quarter of 1996 increased by $483,699, a 4% increase over the same period in 1995. The rental revenue increase from electronics of $819,584 was offset by a $335,885 decline in rental revenues from relocatable modular offices. Average utilization during the first quarter declined for electronic equipment from 56.7% to 54.7% and modular equipment from 75.5% to 70.0% compared to the same period in 1995.

         Rental related services for the three months ended March 31, 1996 decreased $372,352, an 18% decrease from the same period in 1995. The decrease was due primarily to fewer site work requirements experienced in 1996 and less incentive fees earned during the quarter for equipment management.

         Sales and related services for the three months ended March 31, 1996 increased $944,535, a 27% increase, compared to the same period in 1995. Sales and related services from quarter to quarter have fluctuated depending on customer requirements. Gross margins on sales and related services declined from 34% in 1995 to 31% in 1996.

         Selling and administrative expenses increased $307,787 (9%) for the three months ended March 31, 1996 compared to the same period in 1995 primarily due to increased staffing levels and personnel costs.

         Income before provision for taxes decreased $161,575 (3%) for the three months ended March 31, 1996 from the same period in 1995 with after tax income decreasing $103,392 (3%). Earnings per share for the quarter increased from $0.38 per share to $0.39 per share as a result of fewer outstanding shares.

                                                                McGrath RentCorp
                                                    First Quarter 1996 Form 10-Q
                                                                          Page 6

    Liquidity and Capital Resources.

         The debt (notes payable) to equity ratio was 0.42 to 1 at March 31, 1996 compared to 0.43 to 1 at December 31, 1995. The debt (total liabilities) to equity ratio at the end of the current period and as of December 31, 1995 was 1.04 to 1.

         The  Company continues  to  make  purchases of  shares  of its  common stock from time to time in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. The Board of Directors believes the Company's shares are currently undervalued by the market and that the repurchase of its shares is a good investment for the Company at this time. Shares repurchased by the Company will be cancelled and returned to the status of authorized but unissued stock. From January 1, 1996 thru May 1, 1996, the Company has repurchased a total of 225,700 shares of common stock with an aggregate cost of $4,377,324 or an average price of $19.39 per share. As of May 1, 1996, 269,300 shares remain authorized for repurchase.

         The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company plans to make further improvements to the land at their inventory facility located Northern California. The Company also pays quarterly dividends, which will constitute an additional use of cash in 1996.




                            PART II.  OTHER INFORMATION

    ITEM 5.  OTHER INFORMATION

         On March 29, 1996 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with its banks prohibits payment of dividends in excess of 50% of net income in any one year without the banks' consent.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) EXHIBITS.  No exhibits included.

    (b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                                McGrath RentCorp
                                                    First Quarter 1996 Form 10-Q
                                                                          Page 7



                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Date: May 1, 1996                       McGRATH RENTCORP


                                            By: /s/ Delight Saxton
                                            ___________________________
                                            Delight Saxton
                                            Vice-President of Administration,
                                            Chief Financial Officer and
                                            Secretary