Form 10-Q
period 1996-06-30
MCGRATH RENTCORP
filed 1996-08-09
CIK 752714

                                     FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                             _________________________


                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended June 30, 1996
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

                      Yes   X                   No
                         ______                   _______


            At August 1, 1996, 7,505,625 shares of Registrant's Common Stock were outstanding.

                             _________________________

                                                                McGrath RentCorp
                                                   Second Quarter 1996 Form 10-Q
                                                                          Page 1

                     PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.



                                  CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                              Three months ended        Six months ended
                                                    June 30,                 June 30,
                                           -----------------------  -----------------------
                                               1996        1995         1996        1995
                                           ----------- -----------  ----------- -----------
REVENUES:
  Rental operations-
    Rental                                 $11,694,056 $11,521,962  $23,251,854 $22,596,061
    Rental related services                  2,093,788   1,768,990    3,752,174   3,799,728
                                           ----------- -----------  ----------- -----------
                                            13,787,844  13,290,952   27,004,028  26,395,789
  Sales and related services                 5,853,535   3,829,895   10,342,702   7,374,527
                                           ----------- -----------  ----------- -----------
        Total revenues                      19,641,379  17,120,847   37,346,730  33,770,316
                                           ----------- -----------  ----------- -----------
COSTS & EXPENSES:
  Direct costs of rental operations-
    Depreciation                             3,075,168   2,847,952    6,080,821   5,602,332
    Rental related services                  1,152,907   1,224,937    2,179,497   2,400,588
    Other                                      874,875   1,185,086    2,103,005   2,337,504
                                           ----------- -----------  ----------- -----------
                                             5,102,950   5,257,975   10,363,323  10,340,424
  Cost of sales and related services         4,092,606   2,576,378    7,193,431   4,905,277
                                           ----------- -----------  ----------- -----------
                                             9,195,556   7,834,353   17,556,754  15,245,701
                                           ----------- -----------  ----------- -----------
        Gross margin                        10,445,823   9,286,494   19,789,976  18,524,615

  Selling and administrative expenses        3,692,656   3,129,694    7,303,129   6,432,380
                                           ----------- -----------  ----------- -----------
        Income from operations               6,753,167   6,156,800   12,486,847  12,092,235

  Interest expense                             682,152     687,207    1,317,426   1,362,661
                                           ----------- -----------  ----------- -----------
        Income before provision
          for income taxes                   6,071,015   5,469,593   11,169,421  10,729,574

  Provision for income taxes                 2,418,925   2,205,204    4,443,754   4,288,216
                                           ----------- -----------  ----------- -----------
  Net income                               $ 3,652,090 $ 3,264,389  $ 6,725,667 $ 6,441,358
                                           =========== ===========  =========== ===========

  Net income per share                     $      0.48 $      0.39  $      0.87 $      0.78
                                           =========== ===========  =========== ===========


The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                   Second Quarter 1996 Form 10-Q
                                                                          Page 2


                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                       June 30,   December 31,
                                                         1996         1995
                                                     ------------ ------------
ASSETS
Cash                                                $    576,111 $    221,075
Accounts receivable, less allowance for doubtful
  accounts of $605,000 in 1996 and 1995               14,791,636   13,201,196

Rental equipment, at cost:
  Relocatable modular offices                        145,843,127  146,867,850
  Electronic test instruments                         39,213,091   34,932,807
  Accessory equipment                                  3,881,912    3,755,754
                                                    ------------ ------------
                                                     188,938,130  185,556,411
  Less - Accumulated depreciation                    (61,136,775) (57,948,456)
                                                    ------------ ------------
                                                     127,801,355  127,607,955

Land                                                  19,489,300   19,489,300
Improvements, furniture and equipment, at cost,
  less accumulated depreciation of $2,998,140
  in 1996 and $2,708,404 in 1995                      14,442,712   12,713,095
Prepaid expenses and other assets                      2,219,795    1,897,700
                                                    ------------ ------------
                                                    $179,320,909 $175,130,321
                                                    ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                     $ 42,375,000 $ 37,080,000
  Accounts payable and accrued liabilities            11,890,376   11,701,417
  Deferred income                                      4,672,838    5,967,063
  Deferred income taxes                               35,884,099   34,488,695
                                                    ------------ ------------
             Total liabilities                        94,822,313   89,237,175
                                                    ------------ ------------

Shareholders' equity:
   Common stock, no par value -
     Authorized - 2O,OOO,OOO shares
     Outstanding - 7,503,625 shares in 1996
                      and 7,769,813 in 1995            6,276,958    8,913,311
   Retained earnings                                  78,221,639   76,979,835
                                                    ------------ ------------
                Total shareholders' equity            84,498,597   85,893,146
                                                    ------------ ------------
                                                    $179,320,910 $175,130,321
                                                    ============ ============

The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                   Second Quarter 1996 Form 10-Q
                                                                          Page 3


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                     (UNAUDITED)
                                                           Six months ended
                                                                June 30,
                                                      -------------------------
                                                           1996         1995
                                                      ------------ ------------
Cash flows from operating activities:
  Net income                                          $  6,725,667 $  6,441,358
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         6,459,352    6,170,130
    Gain on sale of rental equipment                    (2,242,807)  (1,588,298)
    Change in:
      Accounts receivable                               (1,590,440)    (971,864)
      Prepaids and other assets                           (322,095)    (304,599)
      Accounts payable and accrued liabilities              73,524      945,895
      Deferred income                                   (1,294,225)    (441,727)
      Deferred income taxes                              1,395,404      475,073
                                                      ------------ ------------
         Net cash provided by operating activities       9,204,380   10,725,968
                                                      ------------ ------------
Cash flows from investing activities:
  Purchase of rental equipment                         (10,345,648)  (8,693,762)
  Purchase of improvements, furniture and equipment     (2,108,148)  (4,061,745)
  Proceeds from sale of rental equipment                 6,314,234    4,022,660
                                                      ------------ ------------
         Net cash used in investing activities          (6,139,562)  (8,732,847)
                                                      ------------ ------------
Cash flows from financing activities:
  Net borrowings                                         5,295,000    1,365,000
  Payment of dividends                                  (1,997,348)  (1,878,282)
  Repurchase of Common Stock                            (6,276,090)  (2,316,235)
  Proceeds from the exercise of stock options              268,656       26,867
                                                      ------------ ------------
         Net cash used in financing activities          (2,709,782)  (2,802,650)
                                                      ------------ ------------
         Net increase (decrease) in cash                   355,036     (809,529)

Cash balance, beginning of period                          221,075    1,151,648
                                                      ------------ ------------
Cash balance, end of period                           $    576,111 $    342,119
                                                      ============ ============

Interest paid during period                           $  1,307,290 $  1,341,546
                                                      ============ ============
Income taxes paid during period                       $  3,096,306 $  3,372,576
                                                      ============ ============
Dividends declared but not yet paid                   $  1,050,787 $    958,300
                                                      ============ ============


The accompanying notes are an integral part of these financial statements.

                                                               McGrath RentCorp
                                                  Second Quarter 1996 Form 10-Q
                                                                         Page 4

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1996
                     __________________________________________

1. The consolidated financial information for the six months ended June 30, 1996 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 1996 should not be considered as necessarily indicative of the results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

                                             Primary        Fully Diluted
                                            ---------      -------------
     Three months ended: June 30, 1996      7,663,491        7,671,682
                         June 30, 1995      8,266,920        8,213,431

       Six months ended: June 30, 1996      7,770,740        7,784,022
                         June 30, 1995      8,279,073        8,222,935

3. In May 1996, the Company's unsecured line of credit agreement (the "Agreement") with its banks was amended to extend the expiration date of the Agreement to June 30, 1997. In addition to extending the expiration date, the amendment requires the Company to maintain shareholders' equity of not less than $70,000,000 plus 50% of all net income generated subsequent to December 31, 1995 plus 90% of any new stock issuance proceeds (restricted equity as of June 30, 1996 is $73,362,833).

                                                               McGrath RentCorp
                                                  Second Quarter 1996 Form 10-Q
                                                                         Page 5

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and Six Months Ended June 30, 1996 and 1995

     Rental  revenues for  the three  and six  months ended  June 30,  1996 increased $172,094 (1%) and $655,793 (3%), respectively, over the same periods in 1995. For the six month period, the $1,330,911 increase in rental revenues from electronics was offset by a $675,118 decline in rental revenues from relocatable modular offices. The rental revenue decline for modulars is primarily due to an increase in rental customers electing to purchase modulars they had on rent and to the return of modular equipment related to several large expired leases during the first six months of 1996. Average utilization during the first six months declined for modular equipment, from 75.1% to 69.4%, and improved slightly for electronic equipment, from 54.4% to 55.6%, as compared to the same period in 1995.

     The Company has recently experienced a significant increase in orders and inquiries for portable classrooms in California, and believes that this is in part a result of a law enacted on July 15, 1996 in California mandating a reduction of classroom size for kindergarten through third grade to 20 pupils and providing $200 million of state funds for facilities to accomplish that goal. The law requires that the new classrooms be in place by February 1997 to be eligible for the state funding. Approximately 34% of the Company's 1995 modular rental revenues was related to portable classroom rentals to California school districts. The Company anticipates that demand for portable classrooms in California will remain strong for the remainder of this year and through the February 1997 deadline.

     Rental  related services  for the  three  months ended  June 30,  1996 increased $324,798 (18%) and for the six months ended June 30, 1996 decreased $47,554 (1%), respectively, compared to the same periods in 1995. The increase for the three month period was primarily due to additional site requirements and increased movement of modular equipment. Gross margins for rental related services for the six month period increased from 37% in 1995 to 42% in 1996.

     Sales and related services for the three and six months ended June 30, 1996 increased $2,023,640 (30%) and $2,968,175 (28%), respectively, over the same periods in 1995. The increase in sales and related services for the six month period is primarily due to eight large sales of both new and used relocatable modular equipment. Of the 1996 modular sales, 22% are new and 78% are used. The largest single sale in 1996 occurred during the second quarter for $706,893 to a university and consisted of a two story modular building placed on a permanent foundation. Sales and related services from quarter to quarter have fluctuated depending on customer requirements. Gross margins on sales and related services for the six month period declined from 33.9% in 1995 to 30.5% in 1996.

                                                               McGrath RentCorp
                                                  Second Quarter 1996 Form 10-Q
                                                                         Page 6

     Depreciation on rental equipment for the three and six months ended June 30, 1996 increased $227,216 (8%) and $478,489 (9%), respectively, over the same periods in 1995 due to the increase in electronics rental equipment. Other direct costs for the three and six months ended June 30, 1996 have decreased by $310,211 (26%) and $234,499 (10%) respectively, compared to the same periods in 1995 due to lower maintenance costs incurred, net of customer charge-backs, for the modular office rental fleet.

     Selling and administrative expenses for the three and six months ended June 30, 1996 increased $562,962 (18%) and $870,749 (14%), respectively, over the same periods in 1995. However, during the first quarter of 1995, the Company recognized an acceleration of $330,000 in additional leasehold improvement expense related to a rented facility in Southern California in which the lease was terminated. Excluding this 1995 nonrecurring expense, selling and administrative expenses increased $1,200,749 (19%) for the six months ended June 30, 1996 compared to the same period in 1995. The six month increase is primarily due to increases in staffing levels for sales and support, personnel costs, temporary contract labor to assist in the preparation of modular offices for potential lease or sale opportunities, and increases in expenses of the Company's majority owned subsidiary, Enviroplex, Inc. The increase in expenses are net of the reduction in facilities rental due to the relocation of modular office operations in Southern California and Texas to owned facilities.

     Income before provision for income taxes for the three and six months ended June 30, 1996 increased $601,422 (11%) and $439,847 (4%), respectively, over the same periods in 1995. Net income increased $387,701 (12%) for the three month period and $284,309 (4%) for the six month period over the same periods in 1995. Earnings per share for the three and six months ended June 30, 1996 increased 23%, from $0.39 to $0.48, and 12%, from $0.78 to $0.87, over the comparative 1995 period as a result of higher earnings and fewer outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES.

     The debt (notes payable) to equity ratio was 0.50 to 1 at June 30, 1996 compared to 0.43 to 1 at December 31, 1995. The debt (total liabilities) to equity ratio at the end of the current period was 1.12 to 1 as compared to 1.04 to 1 as of December 31 1995.

     The Company continues to make purchases of shares of its common stock from time to time in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. The Board of Directors believes that the repurchase of its shares continues to be a good investment for the Company. Shares repurchased by the Company will be cancelled and returned to the status of authorized but unissued stock. From January 1, 1996 thru August 1, 1996, the Company repurchased a total of 318,961 shares of its common stock at an aggregate cost of $6,276,090 or an average price of $19.68 per share.

                                                                McGrath RentCorp
                                                   Second Quarter 1996 Form 10-Q
                                                                          Page 7

As of August 1, 1996, 500,000 shares remain authorized for repurchase.

     The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company plans to make further improvements to the land at their inventory facility located in Northern California. The Company also pays quarterly dividends, which will constitute an additional use of cash in 1996.


                             PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In June 1996, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with its banks prohibits payment of dividends in excess of 50% of net income in any one year without the banks' consent.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

          Index to exhibits filed herewith as part of this report:

          Exhibit
          Number    Title

          4.1 Second Amendment to Amended and Restated Credit Agreement dated May 10, 1996 between the Company and Union Bank of California (formerly known as The Bank of California, N.A.), Fleet Bank (formerly known as National Westminster Bank, USA) and Bank of America National Trust and Savings Association

          4.2 Third Amendment to Amended and Restated Credit Agreement dated June 10, 1996 between the Company and Union Bank of California (formerly known as The Bank of California, N.A.), Fleet Bank (formerly known as National Westminster Bank, USA) and Bank of America National Trust and Savings Association


(b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                               McGrath RentCorp
                                                  Second Quarter 1996 Form 10-Q
                                                                         Page 8

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 1, 1996                         McGRATH RENTCORP


                                             By: /s/ Delight Saxton
                                             ___________________________
                                             Delight Saxton, Chief Financial
                                             Officer and Vice President
                                             of Administration