Form 10-Q
period 1996-09-30
MCGRATH RENTCORP
filed 1996-11-12
CIK 752714

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          -------------------------

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 30, 1996
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



                          -------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                   No
                      ------                   -------
         At November 7, 1996, 7,398,959 shares of Registrant's Common Stock were outstanding.
                          -------------------------

                                                             McGrath RentCorp
                                                 Third Quarter 1996 Form 10-Q
                                                                       Page 1

                            PART 1.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                            Three months ended             Nine months ended
                                              September 30,                 September 30,
                                            -----------------------  -----------------------
                                            1996           1995      1996             1995
                                       -----------    -----------    -----------    -----------
     REVENUES:
         Rental operations-
           Rental                       $12,321,796    $11,928,853    $35,573,650    $34,524,914
           Rental related services        3,920,071      3,032,306      7,672,245      6,832,034
                                        -----------    -----------    -----------    -----------
                                         16,241,867     14,961,159     43,245,895     41,356,948
         Sales and related services       9,255,338      4,106,228     19,598,040     11,480,755
                                        -----------    -----------    -----------    -----------
                Total revenues           25,497,205     19,067,387     62,843,935     52,837,703
                                        -----------    -----------    -----------    -----------
     COSTS & EXPENSES:
         Direct costs of rental operations-
           Depreciation                   3,108,151      2,930,235      9,188,972      8,532,567
           Rental related services        2,048,185      1,925,257      4,227,682      4,325,845
           Other                          1,752,510      1,256,333      3,855,515      3,593,837
                                        -----------    -----------    -----------    -----------
                                          6,908,846      6,111,825     17,272,169     16,452,249
    Cost of sales and related services    6,064,184      2,793,706     13,257,615      7,698,983
                                        -----------    -----------    -----------    -----------
                                         12,973,030      8,905,531     30,529,784     24,151,232
                                        -----------    -----------    -----------    -----------
               Gross margin              12,524,175     10,161,856     32,314,151     28,686,471

    Selling and administrative expenses   4,648,965      3,534,800     11,952,094      9,967,180
                                        -----------    -----------    -----------    -----------
               Income from operations     7,875,210      6,627,056     20,362,057     18,719,291

    Interest expense                        744,275        759,920      2,061,701      2,122,581
                                        -----------    -----------    -----------    -----------
              Income before provision
               for income taxes           7,130,935      5,867,136     18,300,356     16,596,710

    Provision for income taxes            2,667,070      2,361,414      7,110,824      6,649,630
                                        -----------    -----------    -----------    -----------
    Net income                          $ 4,463,865    $ 3,505,722    $11,189,532    $ 9,947,080
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------
    Net income per share                $     0.59     $    0.44      $     1.45     $      1.22
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------




     The accompanying notes are an integral part of these financial statements.

                                                               McGrath RentCorp
                                                   Third Quarter 1996 Form 10-Q
                                                                         Page 2

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                     September 30, December 31,
                                                           1996          1995
                                                     ------------  ------------
     ASSETS
     Cash                                             $  1,067,236 $     221,075
     Accounts receivable, less allowance for doubtful
       accounts of $605,000 in 1996 and 1995            18,581,472    13,201,196

     Rental equipment, at cost:
       Relocatable modular offices                     148,253,732   146,867,850
       Electronic test instruments                      40,458,394    34,932,807
       Accessory equipment                               3,931,249     3,755,754
                                                     ------------  ------------
                                                       192,643,375   185,556,411
       Less - Accumulated depreciation                (62,531,036)  (57,948,456)
                                                     ------------  ------------
                                                       130,112,339   127,607,955

     Land                                               20,167,647    19,489,300
     Land improvements, furniture and equipment,
       at cost, less accumulated depreciation of
       $3,160,174 in 1996 and $2,708,404 in 1995        16,391,873    12,713,095
     Prepaid expenses and other assets                   2,326,195     1,897,700
                                                     ------------  ------------
                                                      $188,646,762 $ 175,130,321
                                                     ------------  ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
      Notes payable                                   $ 45,725,000 $  37,080,000
      Accounts payable and accrued liabilities          15,733,551    11,701,417
      Deferred income                                    5,625,178     5,967,063
      Deferred income taxes                             36,315,667    34,488,695
                                                     ------------  ------------
                 Total liabilities                     103,399,396    89,237,175
                                                     ------------  ------------

     Shareholders' equity:
       Common stock, no par value -
         Authorized - 2O,OOO,OOO shares
         Outstanding - 7,398,959 shares in 1996
                       and 7,760,247 in 1995             5,585,817     8,913,311
       Retained earnings                                79,661,549    76,979,835
                                                     ------------  ------------
                 Total shareholders' equity             85,247,366    85,893,146
                                                     ------------  ------------
                                                      $188,646,762 $ 175,130,321
                                                      ------------- -----------

     The accompanying notes are an integral part of these financial statements.

                                                               McGrath RentCorp
                                                   Third Quarter 1996 Form 10-Q
                                                                         Page 3

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (decrease) in cash
                                 (Unaudited)

                                                                 Nine months ended
                                                                    September 30,
                                                           -----------------------------
                                                                1996           1995
                                                           ------------    ------------
Cash flows from operating activities:
  Net income                                                $ 11,189,532   $ 9,947,080
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                9,787,419     9,274,334
   Gain on sale of rental equipment                           (3,606,691)   (2,325,868)
   Change in:
    Accounts receivable                                       (5,380,276)   (2,507,781)
    Prepaids and other assets                                   (428,495)     (429,354)
    Accounts payable and accrued liabilities                   3,931,629     2,113,140
    Deferred income                                             (341,885)     (139,452)
    Deferred income taxes                                      1,826,972     1,415,789
                                                           -----------------------------

      Net cash provided by operating activities               16,978,205    17,347,888
                                                           -----------------------------
Cash flows from investing activities:
  Purchase of rental equipment                               (17,598,298)  (13,587,246)
  Purchase of land                                              (678,347)       (4,750)
  Purchase of land improvements, furniture and equipment      (4,277,225)   (4,761,776)
  Proceeds from sale of rental equipment                        9,511,633    6,316,019
                                                           -----------------------------
      Net cash used in investing activities                  (13,042,237)  (12,037,753)
                                                           -----------------------------
Cash flows from financing activities:
  Net borrowings                                               8,645,000     3,975,000
  Payment of dividends                                        (3,048,133)   (2,836,584)
  Repurchase of common stock                                  (8,778,775)   (7,374,279)
  Net proceeds from the exercise of stock options                 92,101        41,416
                                                           -----------------------------
      Net cash provided (used) by financing activities        (3,089,807)   (6,194,447)
                                                           -----------------------------
      Net increase (decrease) in cash                            846,161      (884,312)
Cash balance, beginning of period                                221,075     1,151,648
                                                           -----------------------------
Cash balance, end of period                                 $  1,067,236   $   267,336
                                                           =============================
Interest paid during period                                 $  2,028,226   $ 2,110,541
                                                           =============================
Income taxes paid during period                             $  5,256,506   $ 4,750,000
                                                           =============================
Dividends declared but not yet paid                         $  1,035,854   $   931,230
                                                           =============================

The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                  Third Quarter 1996 Form 10-Q
                                                                        Page 4


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1996
                     ____________________________________________

    1. The consolidated financial information for the nine months ended September 30, 1996 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 1996 should not be considered as necessarily indicative of the results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

    2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

                                                Primary      Fully Diluted
                                                ---------    -------------
    Three months ended: September 30, 1996      7,586,204        7,597,150
                        September 30, 1995      7,958,848        7,960,787

     Nine months ended: September 30, 1996      7,701,993        7,734,126
                        September 30, 1995      8,158,890        8,166,221

    3. In May 1996, the Company's unsecured line of credit agreement (the "Agreement") with its banks was amended to extend the expiration date of the Agreement to June 30, 1997. In addition to extending the expiration date, the amendment requires the Company to maintain shareholders' equity of not less than $70,000,000 plus 50% of all net income generated subsequent to December 31, 1995 plus 90% of any new stock issuance proceeds (restricted equity as of September 30, 1996 is $75,595,000).

                                                              McGrath RentCorp
                                                  Third Quarter 1996 Form 10-Q
                                                                        Page 5


    ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        The Company has experienced a significant increase in orders during the three months ended September 30, 1996 primarily related to a law enacted on July 15, 1996 in California which provided operational funding for a reduction of classroom size for kindergarten through third grade to 20 pupils and additional legislation which made available $200 million of state funds for facilities to accomplish that goal. The law requires that the new classrooms be in place by February 1997 to be eligible for the state funding.

        Rental revenues for the three and nine months ended September 30, 1996 increased slightly over the same periods in 1995. For the nine month period, the $1,794,715 increase in rental revenues from electronics was offset by a $745,979 decline in rental revenues from relocatable modular offices. The rental revenue decline for modulars is primarily due to an increase in rental customers electing to purchase modulars they had on rent and to the return of modular equipment related to several large expired leases during the first part of 1996. Average utilization for the first nine months declined for modular equipment, from 74.6% to 70.5%, and remained the same for electronic equipment (55.2%), as compared to the same period in 1995. However, as a result of the significant volume of shipments to school districts during August and September 1996, modular utilization has increased to 74.9% as of September 30, 1996 from 71.0% as of December 31, 1995. Rental revenues for the three months ended September 30, 1996 reflect only a partial quarter of rental revenues associated with the modular equipment shipped in August and September 1996.

        Rental related services for the three and nine months ended September 30, 1996 increased $887,765 (29%) and $840,211 (12%), respectively, over the same periods in 1995. The nine month increase was primarily due to additional site requirements and the significant increase in the movement of modular equipment to school districts.

        Sales and related services for the three and nine months ended September 30, 1996 increased $5,149,110 (125%) and $8,117,285 (71%), respectively, over the same periods in 1995. Of the nine month increase in sales and related services, $4,964,022 relates to the Company's modular equipment, $2,164,259 relates to the Company's majority owned subsidiary, Enviroplex, Inc., which manufactures and sells portable classrooms directly to school districts and $989,004 relates to electronic test and measurement equipment. The significant increase in modular equipment sales and related services is due to a high number (17) of large sales in 1996 of both new and used relocatable modular equipment amounting to $4,050,881. Of the sales of modular equipment through September 30, 1996, 33% are new and 67% are used. As of September 30, 1996, the largest single sale was for $1,517,337 by Enviroplex, Inc. to a school district consisting of

                                                              McGrath RentCorp
                                                  Third Quarter 1996 Form 10-Q
                                                                        Page 6


    manufactured portable  classrooms of various  sizes.   Sales  and  related
    services  from quarter to quarter have  fluctuated   depending  on customer
    requirements. Gross margin on sales and related services for the nine month period was 32% in 1996 compared with 33.0% in 1995.


        Depreciation on rental equipment for the three and nine months ended September 30, 1996 increased $177,916 (6%) and $656,405 (8%), respectively, over the same periods in 1995 due to the increases in electronics rental equipment. Other direct costs for the three and nine months ended
    September  30,  1996  have  increased  $496,177  (39%)  and  $261,678  (7%)
    respectively, compared to the same periods in 1995 due to material and repair costs directly related to the modular equipment movement during the third quarter of 1996.

        Selling and administrative expenses for the three and nine months ended September 30, 1996 increased $1,114,165 (32%) and $1,984,914 (20%), respectively, over the same periods in 1995. However, during the first quarter of 1995, the Company recognized an acceleration of $330,000 in additional leasehold improvement expense related to a rented facility in Southern California in which the lease was terminated. Excluding this 1995 nonrecurring expense, selling and administrative expenses increased $2,314,914 (23%) for the nine months ended September 30, 1996 compared to the same period in 1995. The nine month increase is primarily due to increases in staffing levels for sales and support, personnel costs, temporary contract labor to assist in the preparation of modular offices for potential lease and sale opportunities, and increases in the expenses of the Company's majority owned subsidiary, Enviroplex, Inc. The increase in expenses are net of the reduction in facilities rental expense due to the relocation of modular office operations in Southern California and Texas to owned facilities.

        Net income for the three and nine months ended September 30, 1996 increased $958,143 (27%) and $1,242,452 (12%), respectively, over the same periods in 1995. Earnings per share for the three and nine months ended September 30, 1996 increased 34%, from $0.44 to $0.59, and 19%, from $1.22 to $1.45, over the comparative 1995 period as a result of higher earnings and fewer outstanding shares.

    LIQUIDITY AND CAPITAL RESOURCES.

        The debt (notes payable) to equity ratio was 0.54 to 1 at September 30, 1996 compared to 0.43 to 1 at December 31, 1995. The debt (total liabilities) to equity ratio at the end of the current period was 1.21 to 1 as compared to 1.04 to 1 as of December 31, 1995.

        The Company continues to make purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of

                                                              McGrath RentCorp
                                                  Third Quarter 1996 Form 10-Q
                                                                        Page 7


    the Board of Directors. The Board of Directors believes that the repurchase of its shares continues to be a good investment for the Company. Shares repurchased by the Company will be cancelled and returned to the status of authorized but unissued stock. From January 1, 1996 thru November 7, 1996, the Company repurchased a total of 420,550 shares of its common stock at an aggregate cost of $8,778,775 or an average price of $20.87 per share. As of November 7, 1996, 387,200 shares remain authorized for repurchase.

        The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company plans to make further improvements to the land at their inventory facility located in Northern California. The Company also pays quarterly dividends, which will constitute an additional use of cash in 1996.



                            PART II.  OTHER INFORMATION

    ITEM 5.  OTHER INFORMATION

        On August 30, 1996 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with the Bank prohibits payment of dividends in excess of 50% of net income in any one year without the bank's consent.




    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) EXHIBITS.  No exhibits included.

    (b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                              McGrath RentCorp
                                                  Third Quarter 1996 Form 10-Q
                                                                        Page 8


                                         SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: November 7, 1996                  McGRATH RENTCORP

                                            By:/s/ Delight Saxton
                                            ____________________________
                                            Delight Saxton, Chief Financial
                                            Officer and Vice President of
                                            Administration