Form 10-K405
period 1996-12-31
MCGRATH RENTCORP
filed 1997-03-31
CIK 752714

                          ----------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                          ----------------------------------

                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------------

         For Fiscal Year ended:             Commission File Number:
            December 31, 1996                        0-13292

                          ----------------------------------

                                   MCGRATH RENTCORP
                (Exact name of registrant as specified in its Charter)

           California                                      94-2579843
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

                          ----------------------------------

             Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange on
    Title of each class                          which registered
    -------------------                      ------------------------
            NONE                                       NONE

                                    Title of Class
                                    ----- -- -----
                                     COMMON STOCK


                          ----------------------------------
                                 (Cover page 1 of 2)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $158,451,723 as of March 4, 1997.

         At March 4, 1997, 7,412,959 shares of Registrant's Common Stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

         McGrath RentCorp's Annual Report to Shareholders for the year ended December 31, 1996 (hereinafter referred to as the "Annual Report"), is filed herewith as Exhibit 13 and incorporated by reference into:

                        Part I - Items 1 and 2
                        Part II - Items 5, 6, 7 and 8

         McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.



                         See page 4 for an index of Exhibits
                              (Cover page 2 of 2 pages)

                                        PART I
                                        ------

ITEM 1.  BUSINESS.
------------------
         The information required by this Item is contained in the Annual Report under the headings "Company Profile" (pages 2 and 3), "Our Products" (pages 3 through 6). Such information is incorporated by reference and filed herewith.


ITEM 2.  PROPERTIES.
--------------------
         The information required by this Item is contained in the Annual Report under the heading "Properties" (page 11). Such information is incorporated by reference and filed herewith.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------
         The Company is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.
---------------------------------------------------------
         There were no matters submitted to a vote of shareholders during the fourth quarter of 1996.

                                       PART II
                                       -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------
         The information required by this Item is contained in the Annual Report under the headings "Shareholder Matters - Stock Activity", "Shareholder Matters - Number of Shareholders", and "Shareholders Matters - Dividend Policy" (page 20). Such information is hereby incorporated by reference and filed herewith.


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------
         The unaudited information required by this Item is contained in the Annual Report under the heading "Consolidated Quarterly (Unaudited) and Five Year Selected Financial Data" (page 7). Such information is hereby incorporated by reference and filed herewith.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
------------------------------------------------------------------------
         The information required by this Item is contained in the Annual
Report under the headings "Management Discussion and Analysis" (page 8), "Fiscal Years 1996 and 1995" (pages 8 and 9), "Fiscal Years 1995 and 1994" (page 9), "Liquidity and Capital Resources" and "Impact of Inflation" (page 10). Such information is hereby incorporated by reference and filed herewith.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------
         The information required by this Item is contained in the Annual Report (pages 12 through 19). Such information is hereby incorporated by reference and filed herewith.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------
         None.

                                       PART III
                                       --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------
         The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1997, which will be filed with the Securities and Exchange Commission by not later than April 30, 1997.


ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------
         The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1997, which will be filed with the Securities and Exchange Commission by not later than April 30, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------
         The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1997, which will be filed with the Securities and Exchange Commission by not later than April 30, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------
         The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1997, which will be filed with the Securities and Exchange Commission by not later than April 30, 1997.

                                       PART IV
                                       -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------
(a) (1)  FINANCIAL STATEMENTS.
------------------------------
         The following financial statements and independent auditors report appearing in the Annual Report, on pages 12 through 19, are incorporated herein by reference:

         Report of Independent Public Accountants
         Consolidated Statements of Income for the Years Ended December 31,
              1996, 1995 and 1994
         Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Shareholders' Equity for the Years Ended
              December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Years Ended December 31,
              1996, 1995 and 1994
         Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULES.
---------------------------------------
         None.

(a) (3)  EXHIBITS.
------------------
         Index to exhibits filed herewith as part of this report:

EXHIBIT
 NUMBER                           TITLE                                    PAGE
-------                           -----                                    ----
  4.1    Fourth Amendment to Amended and Restated Credit Agreement
         dated October 25, 1996 between the Company and Union Bank of California, N.A., Fleet Bank, N.A., and Bank of America
         National Trust and Savings Association                               7
  4.2    $5,000,000 Optional Advance Facility dated October 16, 1996
         between the Company and Union Bank of California, N.A.              11
 11      Weighted Average Shares Composition                                 19
 13      1996 Annual Report to Shareholders                                  20
 27      Financial Data Schedule (filed electronically)

         The following exhibits to the Company's Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996 (filed August 1, 1996) is hereby incorporated by reference herein:

4.1      Second Amendment to Amended and Restated Credit Agreement dated May
         10, 1996.
4.2      Third Amendment to Amended and Restated Credit Agreement dated June
         10, 1996.

         Exhibit Number 4.1 (First Amendment to Amended and Restated Credit Agreement dated June 16, 1995) to the Company's Annual Report pursuant to
Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 1995 (filed March 29, 1996) is hereby incorporated by reference herein.

         Exhibit 4.1. (Amended and Restated Credit Agreement dated June 14,
1994) to the Company's Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1994 (filed August 13, 1994) is hereby incorporated by reference herein.

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


         The following exhibits to the Company's Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1988 (filed August 14, 1988) are hereby incorporated by reference herein:

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

(b)      REPORTS ON FORM 8-K.
-----------------------------
         No report on Form 8-K has been filed during the last quarter of the period covered by this report.

                                      SIGNATURES
                                      ----------
         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date:  March 31, 1997                             MCGRATH RENTCORP



                                            By:   /s/ Robert P. McGrath
                                                 -------------------------
                                                  Robert P. McGrath,
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.


      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----

/s/ Robert P. McGrath     Chairman of the Board, and Chief
-----------------------   Executive Officer                      March 31, 1997
Robert P. McGrath


/s/ Delight Saxton        Vice President, Chief Financial
-----------------------   Officer, Secretary, and Director       March 31, 1997
Delight Saxton


/s/ Joan M. McGrath       Director                               March 31, 1997
-----------------------
Joan M. McGrath