Form 10-Q
period 1997-03-31
MCGRATH RENTCORP
filed 1997-05-08
CIK 752714

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1997
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

     At May 1, 1997, 15,008,518 shares of Registrant's Common Stock were outstanding.

                         -------------------------

                                                               McGrath RentCorp
                                                   First Quarter 1997 Form 10-Q
                                                                         Page 1

                          PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                       Three months ended
                                                           March 31,
                                                    ------------------------
                                                       1997         1996
                                                    -----------  -----------
REVENUES:
  Rental operations-
    Rental                                          $14,327,001  $11,557,798
    Rental related services                           2,913,012    1,658,386
                                                     -----------  -----------
                                                     17,240,013   13,216,184
  Sales and related services                          9,601,497    4,489,167
                                                     -----------  -----------
          Total revenues                             26,841,510   17,705,351
                                                     -----------  -----------
COSTS & EXPENSES:
  Direct costs of rental operations-
    Depreciation                                      3,423,441    3,005,653
    Rental related services                           2,037,493    1,026,590
    Equipment supplies, repair,
      direct labor and other                          2,528,406    1,961,356
                                                     -----------  -----------
                                                      7,989,340    5,993,599
  Cost of sales and related services                  6,261,196    3,100,825
                                                     -----------  -----------
                                                     14,250,536    9,094,424
                                                     -----------  -----------
         Gross margin                                12,590,974    8,610,927

  Selling and administrative expenses                 3,543,144    2,877,247
                                                     -----------  -----------
         Income from operations                       9,047,830    5,733,680

  Interest expense                                      872,885      635,274
                                                     -----------  -----------
        Income before provision
        for income taxes                              8,174,945    5,098,406
  Provision for income taxes                          3,255,457    2,024,829
                                                     -----------  -----------
  Net income                                         $4,919,488   $3,073,577
                                                     -----------  -----------
                                                     -----------  -----------

  Net income per share                               $     0.33   $     0.20
                                                     -----------  -----------
                                                     -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 2

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                       March 31,          December 31,
                                                          1997                1996
                                                     -------------       -------------
 ASSETS
 Cash                                                $  1,376,797        $    686,333
 Accounts receivable, less allowance for
   doubtful accounts of $611,000 in 1997
   and $605,000 in 1996                                17,695,950          19,919,954

 Rental equipment, at cost:
   Relocatable modular offices                        163,130,441         158,376,950
   Electronic test instruments                         45,039,756          43,335,413
                                                     -------------       -------------
                                                      208,170,197         201,712,363
   Less - Accumulated depreciation                    (66,349,206)        (64,419,888)
                                                     -------------       -------------
                                                      141,820,991         137,292,475

 Land, at cost                                         20,167,647          20,167,647
 Land improvements, furniture and equipment,
   at cost, less accumulated depreciation of
   $3,540,708 in 1997 and $2,824,369 in 1996           21,120,233          19,572,015
 Prepaid expenses and other assets                      4,039,235           2,396,935
                                                     -------------       -------------
                                                     $206,220,853        $200,035,359
                                                     -------------       -------------
                                                     -------------       -------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Notes payable                                      $ 52,000,000        $ 53,850,000
  Accounts payable and accrued liabilities             16,807,950          15,280,543
  Deferred income                                       5,013,473           5,226,803
  Deferred income taxes                                39,394,287          36,869,734
                                                     -------------       -------------
             Total liabilities                        113,215,710         111,227,080
                                                     -------------       -------------

 Shareholders' equity:
   Common stock, no par value -
     Authorized  - 40,000,000 shares
     Outstanding - 14,976,518 shares in 1997
                   and 15,386,630 in 1996               7,639,225           7,161,168
   Retained earnings                                   85,365,918          81,647,111
                                                     -------------       -------------
             Total shareholders' equity                93,005,143          88,808,279
                                                     -------------       -------------
                                                     $206,220,853        $200,035,359
                                                     -------------       -------------
                                                     -------------       -------------

The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 3

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (decrease) in cash
                                   (Unaudited)


                                                                       Three months ended
                                                                            March 31,
                                                                 -------------------------------
                                                                    1997                 1996
                                                                 -----------         -----------
 Cash flows from operating activities:
   Net income                                                   $ 4,919,488         $ 3,073,577
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                  3,657,614           3,178,949
    Gain on sale of rental equipment                             (1,513,842)         (1,115,396)
    Change in:
     Accounts receivable                                          2,224,004           1,087,360
     Prepaids and other assets                                   (1,642,300)            142,136
     Accounts payable and accrued liabilities                     1,364,540             875,338
     Deferred income                                               (213,330)         (1,212,778)
     Deferred income taxes                                        2,524,553           1,814,025
                                                                 -----------         -----------
       Net cash provided by operating activities                 11,320,727           7,843,211
                                                                 -----------         -----------
 Cash flows from investing activities:
   Purchase of rental equipment                                  (9,980,850)         (5,501,792)
   Purchase of land improvements, furniture and equipment        (1,782,391)         (1,374,781)
   Proceeds from sale of rental equipment                         3,542,735           3,005,926
                                                                 -----------         -----------
       Net cash used in investing activities                     (8,220,506)         (3,870,647)
                                                                 -----------         -----------
 Cash flows from financing activities:
   Net borrowings (payments) under line of credit                (1,850,000)         (1,225,000)
   Proceeds from the exercise of stock options                      478,057             252,125
   Repurchase of common stock                                        ---             (2,215,127)
   Payment of dividends                                          (1,037,814)           (935,353)
                                                                 -----------         -----------
       Net cash used in financing activities                     (2,409,757)         (4,123,355)
                                                                 -----------         -----------
       Net increase (decrease) in cash                              690,464            (150,791)

 Cash balance, beginning of period                                  686,333             221,075
                                                                 -----------         -----------
 Cash balance, end of period                                    $ 1,376,797         $    70,284
                                                                 -----------         -----------
                                                                 -----------         -----------
 Interest paid during period                                    $   892,867         $   641,163
                                                                 -----------         -----------
                                                                 -----------         -----------
 Income taxes paid during period                                $   731,200         $   210,804
                                                                 -----------         -----------
                                                                 -----------         -----------
 Dividends declared but not yet paid                            $ 1,200,681         $ 1,069,567
                                                                 -----------         -----------
                                                                 -----------         -----------

The accompanying notes are an integral part of these financial statements.

                                                                McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 4

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1997
                 ------------------------------------------

1. The consolidated financial information for the three months ended March 31, 1997 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 1997 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


2. On March 27, 1997, the Company's Board of Directors declared a 2-for-1 stock split to be effective April 15, 1997. All share and per share calculations retroactively reflect the stock split. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:


Quarter ended March 31,            Primary        Fully Diluted
-----------------------            ----------     -------------
1997                               15,123,004     15,143,156
1996                               15,756,370     15,762,590



     3. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed effective for periods ending after December 15, 1997. Primary EPS will be replaced by basic EPS which is computed by dividing reported net income by the weighted average number of shares of common stock outstanding during the period. Fully diluted EPS will be replaced with diluted EPS which is computed by dividing reported net income by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options computed using the treasury stock method with the average share price for the reported period. When implemented, the effect of this accounting change on previously reported EPS data is not significant.

                                                                McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 5

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1997 and 1996

     McGrath RentCorp (the "Company") is engaged in the business of renting and selling relocatable modular offices and classrooms under its trade name "Mobile Modular," and electronic test and measurement instruments under the names "McGrath RentCorp" and "Rentelco". Although the Company's primary emphasis is on rentals, both modulars and electronics are sold to direct-use customers. The Company also manufactures portable classrooms through its majority owned (73.2%) subsidiary, Enviroplex, Inc., for direct sale to school districts.

     Rental revenues for the first quarter of 1997 increased $2,769,203 (24%) over 1996 with modulars contributing $2,128,809 of the increase and electronics contributing $640,394. Average utilization during the first quarter increased for modulars from 70.0% to 79.3% and declined for electronics from 56.7% to 53.9%, as compared to the same period in 1996. The increase in utilization for modulars resulted from the large volume of shipments to school districts during the last half of 1996 and first quarter 1997 due to the implementation of class size reduction in California. Class size reduction has significantly contributed to the increase in rental revenues.

     Rental related services revenues for the first quarter of 1997 increased $1,254,626 (76%) over the same period in 1996. Most of the increase resulted from one commercial project with significant site work requirements performed at a lower gross margin. Gross margins declined between comparative quarters, from 38% in 1996 to 30% in 1997, as a result of this commercial project compounded with the earning of less incentive fees during the quarter for equipment management.

     Sales and related services revenues for the three months ended March 31, 1997 increased $5,112,330, a 114% increase, compared to the same period in 1996. Of the increase in sales and related services revenues, $2,225,968 relates to modulars, $2,621,819 relates to Enviroplex and $264,543 relates to electronics. Again in 1997, the significant increase in sales for modulars and Enviroplex is directly related to the higher demand by school districts because of the class size reduction program in California. Of the consolidated total sales and related services revenues for the Company, 61% were related to school districts. Gross margin on sales and related services improved during first quarter 1997 to 35% from 31% for the comparative period in 1996. Sales and related services have fluctuated from quarter to quarter and year to year depending on customer requirements.

     Depreciation on rental equipment for the three months ended March 31, 1997 increased $417,788 (14%) as a result of additions to the rental equipment for both modulars and electronics. Equipment supplies, repair, direct labor and other increased $567,050 (29%) over first quarter 1996 due to material, repair and labor costs directly related to the modular equipment movement in the first quarter 1997.

                                                                McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 6

     Selling and administrative expenses increased $665,897 (23%) for the three months ended March 31, 1997 compared to the same period in 1996 due to increased staffing levels and personnel costs necessitated by the increasing levels of business. Additionally, expense increases of Enviroplex contributed to the overall increase.

     Income before provision for taxes increased $3,076,539 (60%) for the three months ended March 31, 1997 from the same period in 1996 with after tax income increasing $1,845,911 (60%). Earnings per share for the quarter increased from $0.20 per share to $0.33 per share, a 65% increase, as a result of higher net income and fewer outstanding shares.


Liquidity and Capital Resources.

     The debt (notes payable) to equity ratio was 0.61 to 1 at March 31, 1997 compared to 0.56 to 1 at December 31, 1996. The debt (total liabilities) to equity ratio at the end of the current period was 1.25 to 1 compared to 1.22 to 1 as of December 31, 1995.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Dircetors. The Board of Directors believes that the repurchase of its shares continues to be a good investment for the Company. Shares repurchased by the Company will be cancelled and returned to the status of authorized but unissued stock. The Company has not repurchased any of its common stock during 1997 and currently has 1,000,000 shares authorized for repurchase.

     The Company's primary use of funds is to purchase rental equipment, and funds will continue to be used for this purpose in the future. Additionally, the Company plans to make further improvements to the land at their inventory facility located in Northern California. The Company also pays quarterly dividends, which will constitute an additional use of cash in 1997.

                                                                McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 7



                            PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On March 27, 1997 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.08 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends. The Company's loan agreement with its banks prohibits payment of dividends in excess of 50% of net income in any one year without the banks' consent.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS.  No exhibits included.

(b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                               McGrath RentCorp
                                                    First Quarter 1997 Form 10-Q
                                                                          Page 8



                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 1, 1997                       McGRATH RENTCORP


                                        By: /s/ Delight Saxton
                                        ---------------------------
                                        Delight Saxton
                                        Vice-President of Administration,
                                        Chief Financial Officer and
                                        Secretary