Form 10-Q
period 1997-06-30
MCGRATH RENTCORP
filed 1997-08-13
CIK 752714

                                FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                      ----------------------------


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1997
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



                      ----------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                   No
                   -----                    -----
       At July 29, 1997, 15,011,918 shares of Registrant's Common Stock were outstanding.

                      ----------------------------

                                                                McGrath RentCorp
                                                   Second Quarter 1997 Form 10-Q
                                                                          Page 1

                       PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                               Three months ended           Six months ended
                                                   June 30,                    June 30,
                                            ------------------------   ------------------------
                                               1997         1996          1997         1996
                                            -----------  -----------   -----------  -----------
REVENUES:
  Rental operations-
    Rental                                 $14,743,810   $11,694,056   $29,070,811  $23,251,854
    Rental related services                  2,370,264     2,093,788     5,283,276    3,752,174
                                            -----------  -----------   -----------  -----------
                                            17,114,074    13,787,844    34,354,087   27,004,028
  Sales and related services                16,344,934     5,853,535    25,946,431   10,342,702
                                            -----------  -----------   -----------  -----------
          Total revenues                    33,459,008    19,641,379    60,300,518   37,346,730
                                            -----------  -----------   -----------  -----------
COSTS & EXPENSES:
  Direct costs of rental operations-
    Depreciation                             3,464,332     3,075,168     6,887,773    6,080,821
    Rental related services                  1,577,558     1,152,907     3,615,051    2,179,497
    Other direct rental costs                1,938,696     1,597,978     4,467,102    3,559,334
                                            -----------  -----------   -----------  -----------
                                             6,980,586     5,826,053    14,969,926   11,819,652
  Cost of sales and related services        11,393,852     4,092,606    17,655,048    7,193,431
                                            -----------  -----------   -----------  -----------
                                            18,374,438     9,918,659    32,624,974   19,013,083
                                            -----------  -----------   -----------  -----------
         Gross margin                       15,084,570     9,722,720    27,675,544   18,333,647
   Selling and administrative expenses       3,997,950     2,969,553     7,541,094    5,846,800
                                            -----------  -----------   -----------  -----------
         Income from operations             11,086,620     6,753,167    20,134,450   12,486,847
   Interest expense                            989,446       682,152     1,862,331    1,317,426
                                            -----------  -----------   -----------  -----------
        Income before provision
        for income taxes                    10,097,174     6,071,015    18,272,119   11,169,421
   Provision for income taxes                4,015,527     2,418,925     7,270,984    4,443,754
                                            -----------  -----------   -----------  -----------
  Net income                               $ 6,081,647   $ 3,652,090   $11,001,135  $ 6,725,667
                                            -----------  -----------   -----------  -----------
                                            -----------  -----------   -----------  -----------
   Net income per share                     $      0.40  $      0.24   $      0.73  $      0.43
                                            -----------  -----------   -----------  -----------
                                            -----------  -----------   -----------  -----------
       The accompanying notes are an integral part of these financial statements.


                                                                McGrath RentCorp
                                                   Second Quarter 1997 Form 10-Q
                                                                          Page 2

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                       June 30,     December 31,
                                                         1997           1996
                                                     ------------   ------------
ASSETS
Cash                                                $  3,092,435    $   686,333
Accounts receivable, less allowance for
  doubtful accounts of $617,000 in 1997
   and $605,000 in 1996                               23,841,995     19,919,954

Rental equipment, at cost:
  Relocatable modular offices                        169,251,231    158,376,950
  Electronic test instruments                         45,531,470     43,335,413
                                                     ------------   ------------
                                                     214,782,701    201,712,363
  Less - Accumulated depreciation                    (68,439,248)   (64,419,888)
                                                     ------------   ------------
                                                     146,343,453    137,292,475

Land                                                  20,167,647     20,167,647
Improvements, furniture and equipment, at cost,
  less accumulated depreciation of $2,758,707
  in 1997 and $3,376,803 in 1996                      23,538,807     19,572,015
Prepaid expenses and other assets                      5,955,606      2,396,935
                                                     ------------   ------------
                                                    $222,939,943   $200,035,359
                                                     ------------   ------------
                                                     ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Notes payable                                      $ 65,000,000   $ 53,850,000
 Accounts payable and accrued liabilities             16,015,321     15,280,543
 Deferred income                                       6,947,401      5,226,803
 Deferred income taxes                                37,055,547     36,869,734
                                                     ------------   ------------
            Total liabilities                        125,018,269    111,227,080
                                                     ------------   ------------

Shareholders' equity:
  Common stock, no par value -
    Authorized - 4O,OOO,OOO shares
    Outstanding - 15,011,918 shares in 1997
                  and 15,386,630 in 1996               7,675,062      7,161,168
  Retained earnings                                   90,246,612     81,647,111
                                                     ------------   ------------
            Total shareholders' equity                97,921,674     88,808,279
                                                     ------------   ------------
                                                    $222,939,943   $200,035,359
                                                     ------------   ------------
                                                     ------------   ------------
The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                 Second Quarter 1997 Form 10-Q
                                                                        Page 3
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (decrease) in cash
                                 (Unaudited)
                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
Cash flows from operating activities:
  Net income                                         $ 11,001,135   $ 6,725,667
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                         7,332,307     6,459,352
   Gain on sale of rental equipment                    (2,885,946)   (2,242,807)
   Change in:
    Accounts receivable                                (3,922,041)   (1,590,440)
    Prepaids and other assets                          (3,558,671)     (322,095)
    Accounts payable and accrued liabilities              571,639        73,524
    Deferred income                                     1,720,598    (1,294,225)
    Deferred income taxes                                 185,813     1,395,404
                                                      ------------  ------------
      Net cash provided by operating activities        10,444,834     9,204,380
                                                      ------------  ------------
Cash flows from investing activities:
  Purchase of rental equipment                        (20,630,573)  (10,345,648)
  Purchase of improvements, furniture and equipment    (4,411,326)   (2,108,148)
  Proceeds from sale of rental equipment                7,577,768     6,314,234
                                                      ------------  ------------
      Net cash used in investing activities           (17,464,131)   (6,139,562)
                                                      ------------  ------------
Cash flows from financing activities:
  Net borrowings                                       11,150,000     5,295,000
  Payment of dividends                                 (2,238,495)   (1,997,348)
  Repurchase of Common Stock                              ---        (6,276,090)
  Proceeds from the exercise of stock options             513,894       268,656
                                                      ------------  ------------
      Net cash used in financing activities             9,425,399    (2,709,782)
                                                      ------------  ------------
      Net increase (decrease) in cash                   2,406,102       355,036
Cash balance, beginning of period                         686,333       221,075
                                                      ------------  ------------
Cash balance, end of period                          $  3,092,435  $    576,111
                                                      ------------  ------------
                                                      ------------  ------------

Interest paid during period                          $  1,850,899  $  1,307,290
                                                      ------------  ------------
                                                      ------------  ------------
Income taxes paid during period                      $  7,085,171  $  3,096,306
                                                      ------------  ------------
                                                      ------------  ------------
Dividends declared but not yet paid                  $  1,200,953  $  1,050,787
                                                      ------------  ------------
                                                      ------------  ------------
The accompanying notes are an integral part of these financial statements.

                                                          McGrath RentCorp
                                             Second Quarter 1997 Form 10-Q
                                                                    Page 4

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1997
                ------------------------------------------

1. The consolidated financial information for the six months ended June 30, 1997 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 1997 should not be considered as necessarily indicative of the results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2. On March 27, 1997, the Company's Board of Directors declared a 2-for-1 stock split to be effective April 15, 1997. All share and per share calculations retroactively reflect the stock split. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

                                       Primary        Fully Diluted
                                       ---------      -------------
Three months ended: June 30, 1997     15,201,573       15,231,979
                    June 30, 1996     15,326,982       15,343,364

  Six months ended: June 30, 1997     15,163,548       15,214,979
                    June 30, 1996     15,541,480       15,568,044

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

4. In July 1997, the Company entered into a new credit agreement amending and restating it's unsecured line of credit agreement (the "Agreement") with its banks which expires June 30, 1999 and permits it to borrow up to $70,000,000. The Agreement requires the Company to pay interest at prime or, at the Company's election, other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other terms, the

                                                          McGrath RentCorp
                                             Second Quarter 1997 Form 10-Q
                                                                    Page 5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1997
                ------------------------------------------


Agreement requires (i) the Company to maintain shareholders' equity of not less than $77,800,000 plus 50% of all net income generated subsequent to June 30, 1997, (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1, and (iv) debt service coverage of not less than 1.15 to 1. If the Company does not amend or renegotiate this Agreement for an additional time period prior to its expiration date, the principal amount outstanding at that time will be converted to a two-year term loan with the principal due and payable in eight
(8) quarterly installments. In addition to the $70,000,000 unsecured line of credit, the expiration date of a $5,000,000 Optional Advance Facility with one of the Company's banks was extended to August 31, 1997.

                                                          McGrath RentCorp
                                             Second Quarter 1997 Form 10-Q
                                                                    Page 6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and Six Months Ended June 30, 1997 and 1996

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

     Rental revenues for the three and six months ended June 30, 1997 increased $3,049,754 (26%) and $5,818,957 (25%), respectively, over the same periods in 1996. Modulars contributed 80.4% and 78.7% of the rental revenue increase in 1997 for the three and six months ended June 30, 1997. Average utilization during the first six months increased for modulars, from 69.4% to 79.0%, and slightly declined for electronics, from 55.6% to 53.9% as compared to the same period in 1996. The increase in utilization for modulars is a result of class size reduction in California schools and has significantly contributed to the increase in rental revenues for the reported periods.

     Rental related service revenues for the three months ended June 30, 1997 increased $276,476 (13%) and for the six months ended June 30, 1997 increased $1,531,102 (41%), respectively, compared to the same periods in 1996. The six month increase was primarily due to one commercial project which occurred in the first quarter of 1997 with significant site work requirements performed at a lower gross margin. Partially for reason noted above, gross margins for rental related services declined for the six month comparative period from 42% in 1996 to 32% in 1997.

     Sales and related services for the three and six months ended June 30, 1997 increased $10,491,399 (179%) and $15,603,729 (151%), respectively, over the same periods in 1996. Of the six month increase in sales and related services revenues, $7,749,926 relates to modulars, $6,981,314 relates to Enviroplex, and $872,489 relates to electronics. The significant increase in sales for modulars and Enviroplex is directly related to the higher demand by school districts because of the class size reduction program in California. Of the total sales and related services of the Company in 1997, approximately 68% were related to school districts. Gross Margins on sales and related services improved for the six month period from 30.5% in 1996 to 32.0% in 1997.

     Depreciation on rental equipment for the three and six months ended June 30, 1997 increased $389,164 (13%) and $806,952 (13%), respectively over the same periods in 1996 as a result of additions to the rental equipment for both modulars and electronics. Other direct rental costs increased $340,718 (21%) and $907,768 (26%), respectively, for the three

                                                          McGrath RentCorp
                                             Second Quarter 1997 Form 10-Q
                                                                    Page 7

and six months ended June 30, 1997 due to material, repair, and labor costs related to the modular equipment movement occurring in 1997.

     Selling and administrative expenses for the three and six months ended June 30, 1997 increased $1,028,397 (35%) and $1,694,294 (29%), respectively, over the same periods in 1996. The increased business activity in the modular business for class size reduction has also translated into higher personnel costs for the six months ended June 30, 1997 over the same six month period in 1996. Personnel costs increased $886,127 over the same period in 1996 and include additional staff for sales and support, increased temporary contract labor, and increased sales and performance bonuses. Additionally, selling and administrative expenses for Enviroplex increased $619,750 during the six month comparative period due to increased sales activity and includes the reduction of net income by the portion of earnings of Enviroplex related to the minority shareholder's interest.

     Income before provision for income taxes for the three and six months ended June 30, 1997 increased $4,026,159 (66%) and $7,102,698 (64%), respectively, over the same periods in 1996. Net income increased $2,429,557 (67%) for the three month period and $4,275,468 (64%) for the six month period over the same periods in 1996. Earnings per share for the three and six months ended June 30, 1997 increased 67%, from $0.24 to $0.40, and 70%, from $0.43 to $0.73. Outstanding shares declined slightly.

LIQUIDITY AND CAPITAL RESOURCES.

     The debt (notes payable) to equity ratio was 0.66 to 1 at June 30, 1997 compared to 0.61 to 1 at December 31, 1996. The debt (total liabilities) to equity ratio at the end of the current period was 1.28 to 1 as compared to 1.25 to 1 as of December 31, 1996.

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

     The Company's primary use of funds is to purchase rental equipment and sales inventory, and funds will continue to be used for this purpose in the future. Additionally, the Company plans to make further improvements to the land at their inventory facility located in Northern California.
The Company also pays quarterly dividends, which will constitute an additional use of cash in 1997.

                                                          McGrath RentCorp
                                             Second Quarter 1997 Form 10-Q
                                                                    Page 8


                        PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In June 1997, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.08 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

     Index to exhibits filed herewith as part of this report:

     Exhibit
     Number    Title

     4.1 Credit Agreement (Amended and Restated) dated July 10, 1997 between the Company and Union Bank of California, N.A., Fleet Bank, N.A., and Bank of America National Trust and Savings Association

     4.2 $5,000,000 Optional Advance Facility Extension dated July 29, 1997 between the Company and Union Bank of California, N.A.

(b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                          McGrath RentCorp
                                             Second Quarter 1997 Form 10-Q
                                                                    Page 9

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 1, 1997                         McGRATH RENTCORP


                                        By: /s/ Delight Saxton
                                        -----------------------------
                                        Delight Saxton, Chief Financial
                                        Officer and Vice President
                                        of Administration