Form 10-Q
period 1997-09-30
MCGRATH RENTCORP
filed 1997-11-14
CIK 752714

                                   FORM 10-Q



                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                            _________________________


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1997
                        Commission File No.  0-13292


                               McGRATH RENTCORP

            (Exact name of registrant as specified in its Charter)

                 CALIFORNIA                        94-2579843

         (State or other jurisdiction          (I.R.S. Employer
       of incorporation or organization)     Identification No.)



                            5700 LAS POSITAS ROAD
                         LIVERMORE, CALIFORNIA 94550

                    (Address of principal executive offices)

                  Registrant's telephone number: (510) 606-9200


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

                     Yes   X                   No
                         ______                    _______

At November 11, 1997, 15,021,918 shares of Registrant's Common Stock were outstanding.

                         _________________________

                                                              McGrath RentCorp
                                                  Third Quarter 1997 Form 10-Q
                                                                        Page 1


                       PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


                                              Three months ended               Nine months ended
                                                 September 30,                   September 30,
                                          ---------------------------     ----------------------------
                                             1997             1996            1997              1996
                                          -----------     -----------     ------------     -----------
REVENUES:
 Rental operations-
   Rental                                 $16,067,741     $12,321,796     $ 45,138,552     $35,573,650
   Rental related services                  3,608,892       3,920,071        8,892,168       7,672,245
                                          -----------     -----------     ------------     -----------
                                           19,676,633      16,241,867       54,030,720      43,245,895
 Sales and related services                25,675,496       9,255,338       51,621,927      19,598,040
                                          -----------     -----------     ------------     -----------
      Total revenues                       45,352,129      25,497,205      105,652,647      62,843,935
                                          -----------     -----------     ------------     -----------
COSTS & EXPENSES:
 Direct costs of rental operations-
   Depreciation                             3,649,571       3,108,151       10,537,344       9,188,972
   Rental related services                  1,991,688       2,048,185        5,606,739       4,227,682
   Other direct rental costs                2,296,141       2,671,884        6,763,243       6,231,218
                                          -----------     -----------     ------------     -----------
                                            7,937,400       7,828,220       22,907,326      19,647,872
 Cost of sales and related services        17,878,601       6,064,184       35,533,649      13,257,615
                                          -----------     -----------     ------------     -----------
                                           25,816,001      13,892,404       58,440,975      32,905,487
                                          -----------     -----------     ------------     -----------
      Gross margin                         19,536,128      11,604,801       47,211,672      29,938,448

 Selling and administrative expenses        5,429,859       3,729,591       12,970,953       9,576,391
                                          -----------     -----------     ------------     -----------
      Income from operations               14,106,269       7,875,210       34,240,719      20,362,057

 Interest expense                           1,042,716         744,275        2,905,047       2,061,701
                                          -----------     -----------     ------------     -----------
      Income before provision
      for income taxes                     13,063,553       7,130,935       31,335,672      18,300,356
                                          -----------     -----------     ------------     -----------
 Provision for income taxes                 5,361,199       2,667,070       12,632,183       7,110,824
                                          -----------     -----------     ------------     -----------
 Net income                               $ 7,702,354     $ 4,463,865     $ 18,703,489     $11,189,532
                                          -----------     -----------     ------------     -----------
                                          -----------     -----------     ------------     -----------
 Net income per share                     $      0.51     $      0.29     $       1.23     $      0.73
                                          -----------     -----------     ------------     -----------
                                          -----------     -----------     ------------     -----------


The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                  Third Quarter 1997 Form 10-Q
                                                                        Page 2


                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                              September 30,     December 31,
                                                  1997              1996
                                              ------------      ------------
ASSETS
Cash                                          $  1,341,998      $    686,333
Accounts receivable, less allowance for
  doubtful accounts of $650,000 in 1997
  and $605,000 in 1996                          25,849,843        19,919,954

Rental equipment, at cost:
  Relocatable modular offices                  179,968,456       158,376,950
  Electronic test instruments                   48,867,451        43,335,413
                                              ------------      ------------
                                               228,835,907       201,712,363
  Less - Accumulated depreciation              (70,142,706)      (64,419,888)
                                              ------------      ------------
                                               158,693,201       137,292,475

Land                                            20,167,647        20,167,647
Land improvements, furniture and equipment,
  at cost, less accumulated depreciation of
  $2,934,896 in 1997 and $3,376,803 in 1996     25,416,597        19,572,015
Prepaid expenses and other assets                6,494,117         2,396,935
                                              ------------      ------------
                                              $237,963,403      $200,035,359
                                              ------------      ------------
                                              ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Notes payable                                $ 65,800,000      $ 53,850,000
 Accounts payable and accrued liabilities       22,757,765        15,280,543
 Deferred income                                 7,313,239         5,226,803
 Deferred income taxes                          37,627,123        36,869,734
                                              ------------      ------------
       Total liabilities                       133,498,127       111,227,080
                                              ------------      ------------

Shareholders' equity:
  Common stock, no par value -
    Authorized - 4O,OOO,OOO shares
    Outstanding - 15,015,918 shares in 1997
                  and 14,797,918 in 1996         7,718,062         7,161,168
  Retained earnings                             96,747,214        81,647,111
                                              ------------      ------------
       Total shareholders' equity              104,465,276        88,808,279
                                              ------------      ------------
                                              $237,963,403      $200,035,359
                                              ------------      ------------
                                              ------------      ------------


The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                  Third Quarter 1997 Form 10-Q
                                                                        Page 3


                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Increase (decrease) in cash
                                        (Unaudited)


                                                              Nine months ended
                                                                 September 30,
                                                             1997              1996
                                                         ------------      ------------
Cash flows from operating activities:
 Net income                                              $ 18,703,489      $ 11,189,532
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             11,191,451         9,787,419
  Gain on sale of rental equipment                         (5,453,700)       (3,606,691)
  Change in:
   Accounts receivable                                     (5,929,889)       (5,380,276)
   Prepaids and other assets                               (4,097,182)         (428,495)
   Accounts payable and accrued liabilities                 7,313,283         3,931,629
   Deferred income                                          2,086,436          (341,885)
   Deferred income taxes                                      757,389         1,826,972
                                                         ------------      ------------
    Net cash provided by operating activities              24,571,277        16,978,205
                                                         ------------      ------------
Cash flows from investing activities:
 Purchase of rental equipment                             (41,240,592)      (17,598,298)
 Purchase of land                                             ---              (678,347)
 Purchase of land improvements, furniture
  and equipment                                            (6,498,689)       (4,277,225)
 Proceeds from sale of rental equipment                    14,756,222         9,511,633
                                                         ------------      ------------
    Net cash used in investing activities                 (32,983,059)      (13,042,237)
                                                         ------------      ------------
Cash flows from financing activities:
 Net borrowings                                            11,950,000         8,645,000
 Payment of dividends                                      (3,439,447)       (3,048,133)
 Repurchase of common stock                                   ---            (8,778,775)
 Net proceeds from the exercise of stock options              556,894            92,101
                                                         ------------      ------------
    Net cash provided (used) by financing activities        9,067,447        (3,089,807)
                                                         ------------      ------------
    Net increase (decrease) in cash                           655,665           846,161

Cash balance, beginning of period                             686,333           221,075
                                                         ------------      ------------
Cash balance, end of period                              $  1,341,998      $  1,067,236
                                                         ------------      ------------
                                                         ------------      ------------

Interest paid during period                              $  2,859,790      $  2,028,226
                                                         ------------      ------------
                                                         ------------      ------------
Income taxes paid during period                          $  8,274,674      $  5,256,506
                                                         ------------      ------------
Dividends declared but not yet paid                      $  1,201,753      $  1,035,854
                                                         ------------      ------------
                                                         ------------      ------------


The accompanying notes are an integral part of these financial statements.

                                                              McGrath RentCorp
                                                  Third Quarter 1997 Form 10-Q
                                                                        Page 4


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1997
                      __________________________________________

1. The consolidated financial information for the nine months ended September 30, 1997 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 1997 should not be considered as necessarily indicative of the results for the entire year.
It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2. The number of outstanding shares and equivalent shares used in the earnings per common share calculations were as follows:

                                               Primary      Fully Diluted
                                              ----------    -------------
Three months ended: September 30, 1997        15,242,764      15,250,148
                    September 30, 1996        15,172,408      15,194,300

Nine months ended:  September 30, 1997        15,192,887      15,235,692
                    September 30, 1996        15,403,986      15,468,252


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

4. In July 1997, the Company entered into a new credit agreement amending and restating it's unsecured line of credit (the "Agreement") with its banks which expires June 30, 1999 and permits it to borrow up to $70,000,000. The Agreement requires the Company to pay interest at prime or, at the Company's election, other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other terms, the

                                                              McGrath RentCorp
                                                  Third Quarter 1997 Form 10-Q
                                                                        Page 5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1997
                     __________________________________________


Agreement requires (i) the Company to maintain shareholders' equity of not less than $77,800,000 plus 50% of all net income generated subsequent to June 30, 1997, (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1, and (iv) debt service coverage of not less than 1.15 to 1. If the Company does not amend or renegotiate this Agreement for an additional time period prior to its expiration date, the principal amount outstanding at that time will be converted to a two-year term loan with the principal due and payable in eight
(8) quarterly installments. In addition to the $70,000,000 unsecured line of credit, the Company has a $3,000,000 committed line of credit related to its cash management services and has $10,000,000 of uncommitted optional advance facilities all of which expire June 30, 1998.

                                                             McGrath RentCorp
                                                 Third Quarter 1997 Form 10-Q
                                                                       Page 6


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and Nine Months Ended September 30, 1997 and 1996

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

     Rental revenues for the three and nine months ended September 30, 1997 increased $3,745,945 (30%) and $9,564,902 (27%), respectively, over the same periods in 1997. Modulars contributed 71.2% and 75.8% of the rental revenue increase in 1997 for the three and nine months ended September 30, 1997. Average utilization during the first nine months increased for Modulars, from 70.5% to 80.0%, and slightly declined for Electronics, from 55.2% to 55.0% as compared to the same period in 1996. The increase in utilization for Modulars is primarily the result of rentals to implement the class size reduction program in California schools.

     Rental related service revenues for the three months ended September 30, 1997 decreased $311,179 (8%) and for the nine months ended September 30, 1997 increased $1,219,923 (16%), respectively, compared to the same periods in 1996. The three month comparative revenue decline resulted from many schools opting in 1997 to include the normal upfront charges in the rental rate. The nine month comparative increase was primarily due to one commercial project with significant site work requirements which occurred in the first quarter of 1997. The gross margins for rental related services declined for the nine month comparative period from 45% in 1996 to 37% in 1997 partially as a result of the project noted above being performed at a lower gross margin.

     Sales and related services for the three and nine months ended September 30, 1997 increased $16,420,158 (177%) and $32,023,887 (163%), respectively, over the same periods in 1996. The table below indicates the sales and related services contribution for Modulars, Enviroplex and Electronics for nine months ended September 30, 1997 compared with the nine months ended September 30, 1996.

                 Nine months ended September 30,
                 -------------------------------         Increase Over
                    1997                1996              Prior Period
                 -----------         -----------         -------------
Modulars         $29,156,007         $ 9,216,794           $19,939,213
Enviroplex        16,755,733           6,150,920            10,604,813
Electronics        5,710,187           4,230,326             1,479,861
                 -----------         -----------          ------------
                 $51,621,927         $19,598,040           $32,023,887
                 -----------         -----------          ------------
                 -----------         -----------          ------------

                                                             McGrath RentCorp
                                                 Third Quarter 1997 Form 10-Q
                                                                       Page 7


The significant increase in sales and related services for Modulars and Enviroplex is directly related to the higher demand by school districts in conjunction with the class size reduction program in California. Sales and related service revenues from school districts comprised 77% and 33% of the Modulars sales and related services revenues for the nine months ended September 30, 1997 and 1996, respectively, while Enviroplex sells substantially all of its product to school districts. Future sales under the class size reduction program for the Company are subject to the state's funding of the program, the requirements of the various school districts and available supplies. Management believes the present sales and related services revenue levels for Modulars, and to a lesser degree Enviroplex, may not be sustainable in the future. Management continues to believe that sales and related services from quarter to quarter and year to year fluctuate based on customer requirements. Gross margins on sales and related services declined slightly for the nine month period from 32.4% in 1996 to 31.2% in 1997.

     Depreciation on rental equipment for the three and nine months ended September 30, 1997 increased $541,420 (17%) and $1,348,372 (15%), respectively, over the same periods in 1996 due to the additions of both modular and electronic rental equipment.

     Selling and administrative expenses for the three and nine months ended September 30, 1997 increased $1,700,268 (46%) and $3,394,562 (35%), respectively, over the same periods in 1996. The increased business activity in the modular business for class size reduction has also translated into higher personnel costs for the nine months ended September 30, 1997 over the same nine month period in 1996. Personnel costs increased $1,580,152 over the same period in 1996 and include additional staff for sales and support, increased temporary contract labor, and increased sales and performance bonuses. Additionally, selling and administrative expenses for Enviroplex increased $908,894 during the nine month comparative period due to increased sales activity and includes the reduction of net income by the portion of earnings of Enviroplex related to the minority shareholder's interest.

     Interest expense for the three and nine months ended September 30, 1997 increased $298,441 (40%) and $843,346 (41%), respectively, over the same periods in 1996 as a result of 47% higher average borrowing levels during the comparative period.

     Income before provision for income taxes for the three and nine months ended September 30, 1997 increased $5,932,618 (83%) and $13,878,662 (68%), respectively, over the same periods in 1996. Net income increased $3,238,489 (73%) for the three month period and $7,513,957 (67%) for the nine month period over the same periods in 1996. Earnings per share for the three and nine months ended September 30, 1997 increased 76%, from $0.29 to $0.51, and 68%, from $0.73 to $1.23.

                                                             McGrath RentCorp
                                                 Third Quarter 1997 Form 10-Q
                                                                       Page 8

Liquidity and Capital Resources.

     The debt (notes payable) to equity ratio was 0.63 to 1 at September 30, 1997 compared to 0.61 to 1 at December 31, 1996. The debt (total liabilities) to equity ratio at the end of the current period was 1.28 to 1 as compared to
1.25 to 1 as of December 31, 1996.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company will be cancelled and returned to the status of authorized but unissued stock. The Company has not repurchased any of its common stock during 1997 and currently is authorized to purchase up to 1,000,000 shares.

     The Company's primary use of funds is to purchase rental equipment and sales inventory, and funds will continue to be used for this purpose in the future. The Company also pays quarterly dividends, which will constitute an additional use of cash in 1997.

                                                             McGrath RentCorp
                                                 Third Quarter 1997 Form 10-Q
                                                                       Page 9

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In September 1997, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.08 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

    Index to exhibits filed herewith as part of this report:

    Exhibit
    Number   Title

    4.1 $3,000,000 Committed Credit Facility dated July 29, 1997 between the Company and Union Bank of California, N.A.

    4.2 $5,000,000 Optional Advance Facility Extension dated July 29, 1997 between the Company and Union Bank of California, N.A.

    4.3      $5,000,000 Optional Advance Facility Extension dated
             August 13, 1997 between the Company and Fleet Bank, N.A.

(b) REPORTS ON FORM 8-K. No reports on form 8-K have been filed during the quarter for which this report is filed.

                                                             McGrath RentCorp
                                                 Third Quarter 1997 Form 10-Q
                                                                      Page 10


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 1997                      McGRATH RENTCORP

                                             By:/s/ Delight Saxton
                                             ----------------------------------
                                             Delight Saxton, Chief Financial
                                             Officer and Senior Vice President