Form 10-K405
period 1997-12-31
MCGRATH RENTCORP
filed 1998-03-31
CIK 752714

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
       ------------------------------------------------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997  COMMISSION FILE NUMBER 0-13292

       ------------------------------------------------------------------

                                MCGRATH RENTCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2579843
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                   5700 LAS POSITAS ROAD, LIVERMORE, CA 94550
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER:  (925)606-9200
                      ------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
       NONE                            NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS

                                  COMMON STOCK
       ------------------------------------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [X]          No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $208,782,928 as of March 26, 1998.

     At March 26, 1998, 14,107,890 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1998, which will be filed with the Securities and Exchange commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.

     Exhibit index appears on page 32.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     McGrath RentCorp ("MGRC") and its majority owned subsidiary, Enviroplex, Inc. ("Enviroplex"), collectively referred to herein as the "Company", manufactures, rents and sells relocatable modular offices ("modulars") and electronic test and measurement instruments ("electronics") with related accessories primarily in California and Texas. The Company's corporate offices are located in Livermore, California.

     MGRC is a California corporation organized in 1979. Since the Company's inception, under the trade name "Mobile Modular Management Corporation" ("MMMC"), MMMC has rented and sold modular equipment and related accessories to fulfill customers' temporary space needs. These units are used as temporary offices adjacent to existing facilities, and are used as sales offices, construction field offices, classrooms and for a variety of other purposes. MMMC purchases the modulars from various manufacturers who build them to MMMC's design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC's primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and from year to year depending on customer demands and requirements. Rentals and sales to school districts by MMMC represent a significant portion of MMMC's total revenues.

     The Company conducts electronics operations under the corporate name ("McGrath RentCorp") from its northern California modular branch office, which includes the corporate offices. Engineers, scientists and technicians use these instruments in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. The majority of MGRC's rental inventory consists of instruments manufactured by Hewlett-Packard and Tektronix. The Company also conducts electronics operations specializing in telecommunication test equipment under the trade name "RenTelco" from its branch office in Richardson, Texas.

     Enviroplex is a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California. Since inception, MGRC has financed Enviroplex's operations and assisted in a variety of corporate functions such as accounting, human resources, facility improvements, and insurance. In 1995, MGRC converted a $300,000 note receivable into a 73.2% ownership of Enviroplex. MGRC has not purchased significant quantities of manufactured product from Enviroplex. Enviroplex sales revenues were $21,287,000, $10,206,000 and $4,775,000 for 1997,
1996 and 1995, respectively.

     The rental and sale of modulars to school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 52%, 37% and 27% of the Company's consolidated rental and sales revenues for 1997, 1996 and 1995, respectively.

     The Company has 359 employees, of whom 42 are primarily administrative and executive personnel, and the remaining 317 are engaged in manufacturing or rental operations. None of the employees are represented by unions. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems which results in the efficient use of overhead. Each product line has its own sales and technical personnel.

     No single customer has accounted for more than 10% of the Company's total revenues generated in any given year. Our business is not seasonal, except for the rental and sale of classrooms, which is heaviest in the several months prior to the opening of school each fall.

     We are a company with a marketing sense throughout. We are constantly searching for ways both to streamline our service and to raise the quality of each relocatable office, classroom or instrument we manufacture, rent or sell. We are not only manufacturing, renting and selling products, we are selling an old-fashioned idea: Paying attention to our customers pays off.

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "MGRC".

     This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

                          RELOCATABLE MODULAR OFFICES

DESCRIPTION

     Modulars are designed for use as temporary office space and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to attractive multi-module facilities, complete with wood exteriors and mansard roofs. The rental fleet includes a full range of styles and sizes. We consider our modulars to be among the most attractive and well designed available. The units are constructed with wood siding, sturdily built and physically capable of a useful life often exceeding 18 years. Units are provided with installed heat, air conditioning, lighting, electricity and floor covering, and may have customized interiors including partitioning, carpeting, cabinetwork and plumbing facilities.

     MMMC purchases new modulars from various manufacturers who build to MMMC's design specifications. None of the principal suppliers are affiliated with the Company. The Company believes that the loss of any one of these suppliers would not have a material adverse effect on its operations.

MARKETING

     The market for modulars is broad. Businesses which have a need for additional space and have adjacent land or a parking lot are potential customers. Our largest single demand is for temporary classrooms. We believe the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and, most recently, class size reduction (see "Classroom Rentals and Sales" below). Other applications include sales offices, administrative offices for health care facilities, universities and museums. Large multi-modular complexes are used by manufacturing, entertainment, energy and utility companies, and governmental agencies. Our branch offices, as well as our corporate office, are housed in various sizes of modulars.

     Since most of our customer requirements are to fill temporary space needs, MMMC's marketing emphasis is on rentals rather than sales. MMMC solicits customers through extensive yellow-page advertising, telemarketing and direct mail. Customers are encouraged to visit an inventory center to view different models on display and to see a branch office, which itself is a working example of a modular application.

     Because service is a major competitive factor in the rental of modulars, MMMC offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, rapid delivery and timely maintenance of its units, both prior to delivery of the unit and while it is on rent. MMMC has a sales and maintenance staff trained in the Company's understanding of excellence in service.

RENTALS

     Rental periods range from one month to ten years with a typical rental period of one year. Most rental agreements provide no purchase options; and when a rental agreement does provide the customer with a purchase option, it is generally on terms attractive to MMMC.

     The customer is responsible for the costs of insuring the unit, transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return of the unit to one of MMMC's three inventory centers and certain costs for customization. We maintain the units in good working order while on rent. Upon return, the units are refurbished for subsequent use. Refurbishment work can include floor tile repairs, roof maintenance, cleaning, painting and other cosmetic repairs.

     At December 31, 1997, MMMC had 14,240 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $196,132,895 or an average cost per unit of $13,773. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. At December 31, 1997, fleet utilization was 78.7% and average fleet utilization during 1997 (average of all the monthly figures) was 79.7%. While MMMC depreciates its modulars over 18 years, it prices its rental rates to return the equipment cost in approximately 27 to 40 months depending on the rental commitment of the customer and customization of the product.

SALES

     In addition to operating its rental fleet, MMMC sells modulars to customers who have a permanent use for such units. These sales arise out of our marketing efforts for the rental fleet. Such sales can be of either new units or used units from the rental fleet, which permits an orderly turnover of older units. During 1997, MMMC's largest sale of modulars was for new classrooms to a school district for approximately $3,759,000 and represented approximately 11% of MMMC's sales, 6% of the Company's consolidated sales, and 3% of the Company's consolidated revenues.

     MMMC believes that the distinction of whether a modular is used rather than new has no significant effect on its operations or profitability. While repair and maintenance costs are generally greater on older units, the purchase price of units has risen over time, and therefore the lower acquisition cost of older units tends to offset their higher maintenance costs.

     MMMC provides limited 90-day warranties on used modulars and passes through manufacturers' warranties on new units. Warranty costs have not been significant to MMMC's operations to date, and MMMC attributes this to its commitment to high quality standards and regular maintenance programs.

     In addition to MMMC's sales, the Company's subsidiary, Enviroplex, manufactures and sells portable classrooms to school districts in California (see "Classroom Sales by Enviroplex" below).

COMPETITION

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     Competition in the rental and sale of relocatable modular offices is intense. Many firms are engaged in the rental of modulars, and some have substantially greater financial resources than MMMC. Significant competitive factors in the rental business include availability, price, services, reliability, appearance and functionality of the product. MMMC markets high-quality, well constructed and attractive modulars. MMMC believes the strategy for modulars calls for creating facility and infrastructure capabilities that our competitors cannot duplicate. We have constructed three new inventory facilities over the last few years. These facilities and related infrastructure enable us to modify buildings efficiently and cost effectively to meet our customers' needs. Our goal is to be more responsive at less expense. We believe that this strategy, together with our emphasis on prompt and efficient customer service, gives us a competitive advantage. We are determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of our units. The efficiency and responsiveness continues to be enhanced by our computer based relational database programs that control our internal operations. MMMC anticipates strong competition in the future and believes the process of improvement is ongoing.

CLASSROOM SALES BY ENVIROPLEX

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     Enviroplex manufactures moment-resistant, rigid steel framed portable classrooms built to the requirements of DSA and sells directly to school districts. The moment-resistant, rigid steel framed classroom is engineered to have the structural columns support the weight of the building offering the customer more design flexibility as to overall classroom size and the placement of doors and windows. Enviroplex fabricates most of the structural steel component parts using only mill certified sheet steel. Enviroplex's standard designs have been engineered for strength and durability using lighter weight steel. Customers are offered a wide variety of DSA pre-approved classroom sizes and features with market established pricing which can save them valuable time on their classroom project. Additional customization features include restrooms, computer lab setups, interior offices, cabinetwork and kitchen facilities.

     Competition in the manufacture of DSA classrooms is broad, intense, and highly competitive. Several manufacturers have greater capacity for production and have been in business longer than Enviroplex. Larger manufacturers with greater capacity have a larger appetite for the standard classroom while Enviroplex caters to schools' requirements for more customized classrooms. The remaining manufacturers are of a similar size or smaller and do not have the production capacity nor the financial resources of Enviroplex.

     Enviroplex manufactures solid, attractive classrooms. Through value engineering, Enviroplex has simplified its manufacturing process by changing materials, determining which components are made in-house versus purchased, reducing the number of components and increasing the production efficiency at an overall lower cost without sacrificing quality. Enviroplex's strategy is to improve the quality and flexibility of its product. Enviroplex understands that its customers want more than a quality classroom, competitively priced and delivered on time, and believes its niche is providing customers with choices in design flexibility and customization. We believe this strategy gives Enviroplex a competitive edge.

     Enviroplex purchases raw materials from a variety of suppliers. Each component part has multiple suppliers. Enviroplex believes the loss of any one of these suppliers would not have a material adverse affect on its operations.

CLASSROOM RENTALS AND SALES

     The rental and sales of modulars to school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. The following table shows the approximate percentages schools are of the Company's modular rental and sales, and of its consolidated rental and sales revenues for the past five years:

SCHOOLS AS A PERCENTAGE OF RENTAL AND SALES REVENUES
--------------------------------------------------------------------------------

                 PERCENTAGE OF:                   1997   1996   1995   1994   1993
                 --------------                   ----   ----   ----   ----   ----
Modular Rental Revenues                           45%    40%    34%    38%    38%
Modular Sales Revenues                            74%    54%    38%    24%    30%
Consolidated Rental and Sales Revenues            52%    37%    27%    27%    29%

--------------------------------------------------------------------------------

     The increases shown for 1996 and 1997 can be attributed to the Class Size Reduction Program instituted by the state of California. School districts were given great incentive to reduce class size in the lower grades from a typical 30 students to no greater than 20 students. This highly popular program has created a great demand for both purchasing and renting classroom buildings.

     In California (where most of the Company's rentals to school districts have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of DSA. However, school districts may rent classrooms that meet either the Department of Housing ("DOH") or DSA requirements. Prior to 1988 the majority of the classrooms in the Company's rental fleet were built to the DOH requirements, and since 1988 the majority of new classrooms have been built to the DSA requirements. In 1988, California adopted a law which limits the term for which school districts may rent portable classrooms built to DOH standards to three years (under a waiver process), and which also requires the school board to indemnify the State against any claims arising out of the use of such classrooms. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. In 1993, a new law went into effect that allowed school districts which already had DOH classrooms to continue to rent them for an additional three years (i.e. up to six years in total). New orders for DOH classrooms placed after 1992 were restricted to the three year limitation as before. However, still newer legislation has been adopted that eliminates the issuance of new waivers after September 30, 1997 but extends all existing waivers until September 30, 2000.

     Unrelated to the waiver process, new regulations are in place that allow the ongoing use of DOH classrooms to meet the shorter term space needs of school districts for periods up to 24 months, provided they receive a "Temporary Certification" from DSA.

     All of the Company's DOH classrooms, with the exception of the 24' x 40' standard classrooms, are also suitable for rent to non-school customers for commercial uses. Generally, the 24' x 40' standard classrooms are not popular for commercial use. The following table shows the comparison of, and shift from 24' x 40' standard DOH classrooms to DSA classrooms marketed to school districts as of December 31, 1997, 1996, 1995, 1994, and 1993. Please note how the inventory has shifted to the DSA classrooms.

CLASSROOM COMPARISON
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
          (DOLLAR AMOUNTS IN THOUSANDS)            -------   -------   -------   -------   -------
24' x 40' Standard DOH Classrooms
Rental Equipment, at cost, on rent                 $13,960   $13,738   $10,449   $13,114   $15,014
Rental Equipment, at cost, off rent                    765     1,834     5,015     3,258     1,928
                                                   -------   -------   -------   -------   -------
  Total Rental Equipment, at cost                  $14,725   $15,572   $15,464   $16,372   $16,942
                                                   -------   -------   -------   -------   -------
  Total Rental Equipment, net book value           $ 7,849   $ 8,952   $ 9,324   $10,650   $11,986
                                                   -------   -------   -------   -------   -------
  Utilization (year-end)(1)                           94.8%     88.2%     67.6%     80.1%     88.6%
                                                   -------   -------   -------   -------   -------
DSA Classrooms
Rental Equipment, at cost, on rent                 $44,452   $26,488   $17,454   $18,644   $17,281
Rental Equipment, at cost, off rent                  1,308       611     3,653     1,829     1,236
                                                   -------   -------   -------   -------   -------
  Total Rental Equipment, at cost                  $45,760   $27,099   $21,107   $20,473   $18,517
                                                   -------   -------   -------   -------   -------
  Total Rental Equipment, net book value           $39,535   $22,399   $17,115   $17,304   $16,026
                                                   -------   -------   -------   -------   -------
  Utilization (year-end)(1)                           97.1%     97.7%     82.7%     91.1%     93.3%
                                                   -------   -------   -------   -------   -------

--------------------------------------------------------------------------------
(1) Utilization is calculated as of December 31, by dividing the original cost of equipment on rent by the original cost of all equipment in the rental equipment category, excluding new classrooms not previously rented and accessory equipment.

                  ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS

DESCRIPTION

     The Company's rental inventory includes electronic instruments such as oscilloscopes, spectrum analyzers, logic analyzers, signal generators, frequency counters, protocol analyzers, cable locators, fiber optic and sonet equipment. The Company also rents electronic instruments from other rental companies and re-rents the instruments to customers.

     At December 31, 1997, the Company had an aggregate cost of electronics rental inventory and accessories of $50,350,777. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. At December 31, 1997 utilization was 52.6%, and the average utilization during 1997 (average of the monthly figures) was 54.9%. The Company rents electronics equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3.0% to 10.0% of the current manufacturers' list price. The Company depreciates its equipment over 5 to 8 years.

     The Company endeavors to keep its equipment fresh and attempts to sell equipment so that the majority of the inventory is less than five years old. The Company generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. In 1997, approximately 26% of the electronics revenues were derived from sales. The largest electronics sale during 1997 represented less than 1% of the Company's consolidated revenues.

MARKET

     The business of renting electronic test and measurement instruments is an industry which emerged approximately 30 years ago, and which today has equipment on rent or available for rent in the United States with an aggregate original cost of several hundred million dollars. While there is a broad customer base for the rental of such instruments, most rentals are to electronics, industrial, research and aerospace companies. To date, the Company has focused its marketing efforts in California and Texas and has shipped on a limited basis to other states. Currently, the Company is emphasizing its marketing efforts beyond California and Texas and has expanded its sales staff to include outside sales representatives in other geographical areas of the United States.

     We believe that customers rent electronic test and measurement instruments for many reasons. Customers frequently need equipment for short-term projects, for backup to avoid costly down-time and to evaluate new products. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. We also believe that a substantial portion of electronic test and measurement instruments are used for research and development projects where the relative certainty of rental costs can facilitate cost control and be useful in bidding for government contracts. Finally, as is true with the rental of any equipment, renting rather than purchasing may better satisfy the customer's budgetary constraints.

     The industry is dominated by three major companies. Two of these companies are much larger than the Company, have substantially greater financial resources and are well established in the industry with large inventories of equipment, several branch offices and experienced personnel.

                               PRODUCT HIGHLIGHTS

     The following table shows the revenue components, percentage of total revenues, rental equipment (at cost), rental equipment (net book value), number of relocatable modular offices, year-end and average utilization, average rental equipment (at cost), annual yield on average rental equipment (at cost) and gross margin on sales by product line for the past five years.

PRODUCT HIGHLIGHTS
--------------------------------------------------------------------------------

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1997       1996       1995       1994       1993
               (DOLLAR AMOUNTS IN THOUSANDS)                  --------   --------   --------   --------   --------
RELOCATABLE MODULAR OFFICES
(operates under MMMC and Enviroplex)
Revenues
  Rental                                                      $ 41,514   $ 31,931   $ 31,577   $ 33,386   $ 30,565
  Rental Related Services                                        9,898      8,399      7,527      7,893      6,320
                                                              --------   --------   --------   --------   --------
         Total Modular Rental Operations                        51,412     40,330     39,104     41,279     36,885
                                                              --------   --------   --------   --------   --------
  Sales -- MMMC                                                 33,522     14,359      6,572      9,039      6,153
  Sales -- Enviroplex                                           21,287     10,206      4,775         --         --
                                                              --------   --------   --------   --------   --------
         Total Modular Sales                                    54,809     24,565     11,347      9,039      6,153
                                                              --------   --------   --------   --------   --------
  Other                                                            690        908      1,432      1,165      1,019
                                                              --------   --------   --------   --------   --------
         Total Modular Revenues                               $106,911   $ 65,803   $ 51,883   $ 51,483   $ 44,057
                                                              --------   --------   --------   --------   --------
Percentage of Total Revenues                                      79.2%      73.9%      72.8%      75.4%      77.1%
Rental Equipment, at cost (year-end)                          $196,133   $158,377   $150,389   $148,111   $140,100
Rental Equipment, net book value (year-end)                   $142,816   $110,014   $106,266   $109,392   $106,827
Number of Units (year-end)                                      14,240     11,582     10,868     10,892     10,691
Utilization (year-end)(1)                                         78.7%      78.6%      71.0%      78.3%      76.7%
Average Utilization(1)                                            79.7%      72.1%      73.9%      79.3%      77.0%
Average Rental Equipment, at cost                             $172,680   $151,818   $149,371   $144,847   $136,909
Annual Yield on Average Rental Equipment, at cost                 24.0%      21.0%      21.1%      23.0%      22.3%
Gross Margin on Sales                                             31.2%      30.7%      29.3%      28.7%      26.4%
ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
(operates under McGrath RentCorp and RenTelco)
Revenues
  Rental                                                      $ 20,174   $ 17,055   $ 14,486   $ 12,763   $ 10,128
  Rental Related Services                                          380        319        268        265        245
                                                              --------   --------   --------   --------   --------
         Total Electronics Rental Operations                    20,554     17,374     14,754     13,028     10,373
  Sales                                                          7,212      5,610      4,492      3,661      2,615
  Other                                                            299        218        144        123         90
                                                              --------   --------   --------   --------   --------
         Total Electronics Revenues                           $ 28,065   $ 23,202   $ 19,390   $ 16,812   $ 13,078
                                                              ========   ========   ========   ========   ========
Percentage of Total Revenues                                      20.8%      26.1%      27.2%      24.6%      22.9%
Rental Equipment, at cost (year-end)                          $ 50,350   $ 43,335   $ 35,168   $ 29,732   $ 26,825
Rental Equipment, net book value (year-end)                   $ 31,269   $ 27,279   $ 21,342   $ 17,852   $ 16,604
Utilization (year-end)(1)                                         52.6%      51.8%      53.8%      55.6%      50.9%
Average Utilization(1)                                            54.9%      54.9%      55.2%      56.0%      52.3%
Average Rental Equipment, at cost                             $ 46,483   $ 39,335   $ 32,255   $ 27,754   $ 23,790
Annual Yield on Average Rental Equipment, at cost                 43.4%      43.4%      44.9%      46.0%      42.6%
Gross Margin on Sales                                             33.2%      37.3%      39.6%      40.2%      32.7%
Total Revenues                                                $134,976   $ 89,005   $ 71,273   $ 68,295   $ 57,135

--------------------------------------------------------------------------------
(1) Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. The average utilization for the year is the average of the monthly utilization figures.

ITEM 2.  PROPERTIES

     The Company currently conducts its operations from five locations. Inventory centers, at which relocatable modular offices are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay
Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston
Area). These three branches conduct rental and sales operations from multi-unit, relocatable modular offices, serving as working models of the Company's product. Electronic test and measurement instrument rental and sales operations are conducted from the Livermore facility and from the RenTelco facility in Richardson, Texas (Dallas Area). The Company's majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay Area).

     The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 1997. Except as noted, all properties are owned by the Company.

FACILITIES
--------------------------------------------------------------------------------

                                                                           SQUARE FOOTAGE
                                                                   ------------------------------
                                                    TOTAL ACRES    OFFICE    WAREHOUSE     TOTAL
                                                    -----------    ------    ---------    -------
CORPORATE OFFICES
  Livermore, California(1)                                --        9,840          --       9,840
RELOCATABLE MODULAR OFFICES
  Livermore, California(1)(2)                          139.7        7,680      53,440      61,120
  Mira Loma, California                                 78.5        7,920      45,440      53,360
  Corona, California(3)                                 20.0        4,320       3,600       7,920
  Pasadena, Texas(4)                                    56.0        3,868      24,000      27,868
  Arlington, Texas(5)                                    1.8        1,680       2,387       4,067
ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
  Livermore, California(1)                                --        8,400       7,920      16,320
  Richardson, Texas(6)                                    --        2,640       3,971       6,611
ENVIROPLEX, INC.
  Stockton, California                                  13.9        3,365     102,050     105,415
                                                       -----       ------     -------     -------
                                                       309.9       49,713     242,808     292,521
                                                       =====       ======     =======     =======

--------------------------------------------------------------------------------
(1) The modular office complex in Livermore, California is 33,840 square feet and includes the Corporate offices and both modulars and electronics branch operations.

(2) Of the 139.7 acres owned, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March, 2008, and 35.8 acres are undeveloped.

(3) Facility is for sale or lease.

(4) Of 56 acres, 6 acres are rented by the Company on a month to month basis and 16 acres are undeveloped.

(5) Facility rented out to a third party through August 1998; lessor has two year option to extend.

(6) Leased office and warehouse space through April 1999.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the NASDAQ National Market System under the symbol "MGRC".

     The Company's common stock was split 2-for-1 on April 15, 1997. All share and per share information in the 1997 Form 10-K reflects this stock split.

     The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company's common stock, by calendar quarter for the past two years were as follows:

STOCK ACTIVITY
--------------------------------------------------------------------------------

                                                  1997                                1996
                                    ---------------------------------   ---------------------------------
                                      4Q       3Q       2Q       1Q       4Q       3Q       2Q       1Q
                                    ------   ------   ------   ------   ------   ------   ------   ------
High                                $28.50   $24.75   $21.25   $15.63   $13.50   $13.63   $11.25   $10.00
Low                                 $20.00   $18.75   $14.13   $12.25   $11.75   $ 8.38   $ 9.63   $ 8.88
Close                               $24.50   $22.88   $20.50   $14.94   $12.88   $13.00   $11.25   $ 9.63
Dividends Declared                  $ 0.08   $ 0.08   $ 0.08   $ 0.08   $ 0.07   $ 0.07   $ 0.07   $ 0.07

--------------------------------------------------------------------------------

     As of March 26, 1998, the Company's common stock was held by approximately 131 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

     The Company has declared a quarterly dividend on its common stock every quarter since 1990. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

     In April 1997, the Company issued an aggregate of 28,000 shares of its common stock to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, pursuant to the Company's Long-Term Stock Bonus Plan (as described in the Company's Proxy Statement). Under the same Plan, the Company had issued to the same two officers an aggregate of 21,820 shares of common stock in March, 1996, and 13,572 shares in April 1995. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation 230.506.

     During 1995 and 1996, the Company issued an aggregate of 247,932 shares of its common stock to key employees of the Company upon exercises of incentive stock options held by the employees under the Company's 1987 Incentive Stock Option Plan. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation
230.506. The Plan was registered under the Securities Act of 1933 at the end of 1996, and all stock issuances upon exercise of options thereafter were registered.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes the Company's selected financial data for the five years ended December 31, 1997 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8.

SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1997         1996         1995         1994         1993
                                              ----------   ----------   ----------   ----------   ----------
                                              (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations Data
Revenues
  Rental                                       $ 61,688     $ 48,986     $ 46,063     $ 46,149     $ 40,693
  Rental Related Services                        10,278        8,718        7,795        8,158        6,565
                                               --------     --------     --------     --------     --------
  Rental Operations                              71,966       57,704       53,858       54,307       47,258
  Sales                                          62,021       30,175       15,839       12,700        8,768
  Other                                             989        1,126        1,576        1,288        1,109
                                               --------     --------     --------     --------     --------
          Total Revenues                        134,976       89,005       71,273       68,295       57,135
                                               --------     --------     --------     --------     --------
Costs and Expenses
  Direct Costs of Rental Operations
     Depreciation                                14,358       12,456       11,539       11,018       10,441
     Rental Related Services                      6,287        5,515        5,024        5,707        4,792
     Other                                       10,375        8,703        7,370        7,544        7,237
                                               --------     --------     --------     --------     --------
          Total Direct Costs of Rental
            Operations                           31,020       26,674       23,933       24,269       22,470
     Cost of Sales                               42,550       20,532       10,735        8,634        6,285
                                               --------     --------     --------     --------     --------
          Total Costs                            73,570       47,206       34,668       32,903       28,755
                                               --------     --------     --------     --------     --------
          Gross Margin                           61,406       41,799       36,605       35,392       28,380
     Selling and Administrative                  15,957       13,147       10,459       10,747        9,218
                                               --------     --------     --------     --------     --------
          Income from Operations                 45,449       28,652       26,146       24,645       19,162
     Interest                                     4,070        2,887        2,831        2,166        1,761
                                               --------     --------     --------     --------     --------
     Income before Provision for Income
       Taxes                                     41,379       25,765       23,315       22,479       17,401
     Provision for Income Taxes                  16,323        9,885        9,375        9,475        6,764
                                               --------     --------     --------     --------     --------
     Income before Minority Interest             25,056       15,880       13,940       13,004       10,637
     Minority Interest in Income of
       Subsidiary                                 1,011          358           97           --           --
                                               --------     --------     --------     --------     --------
          Net Income                           $ 24,045     $ 15,522     $ 13,843     $ 13,004     $ 10,637
                                               --------     --------     --------     --------     --------
Cash Flow From Operating Activities            $ 59,153     $ 34,688     $ 32,611     $ 34,566     $ 25,889
                                               --------     --------     --------     --------     --------
Net Income Per Common Share:
  Basic                                        $   1.60     $   1.03     $   0.87     $   0.79     $   0.64
  Diluted                                      $   1.58     $   1.01     $   0.86     $   0.77     $   0.63
Cash Flow Per Common Share
  Basic                                        $   3.95     $   2.30     $   2.04     $   2.09     $   1.56
  Diluted                                      $   3.90     $   2.27     $   2.02     $   2.05     $   1.54
Shares Used in Per Share Calculation:
  Basic                                          14,982       15,102       15,949       16,559       16,613
  Diluted                                        15,181       15,306       16,168       16,831       16,816
Cash Dividends Declared Per Common Share(1)    $   0.32     $   0.28     $   0.24     $   0.22     $   0.20

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1997         1996         1995         1994         1993
                                              ----------   ----------   ----------   ----------   ----------
                                              (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT PERIOD END)
Rental Equipment, net                          $174,085     $137,292     $127,608     $127,244     $123,431
Total Assets                                   $252,392     $200,035     $175,130     $169,923     $161,427
Notes Payable                                  $ 82,000     $ 53,850     $ 37,080     $ 35,950     $ 40,100
Shareholders' Equity                           $ 98,646     $ 88,808     $ 85,893     $ 83,839     $ 76,071
Shares Outstanding                               14,522       14,820       15,540       16,317       16,625
Book Value Per Share                           $   6.79     $   5.99     $   5.53     $   5.14     $   4.58
Debt (Notes Payable) to Equity                     0.83         0.61         0.43         0.43         0.53
Return on Average Equity                          24.5%        18.0%        16.4%        16.1%        14.7%

--------------------------------------------------------------------------------
(1) Dividends for 1994 includes $0.055 per share declared in January 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

  General

     Revenues are derived primarily from the rental of relocatable modular offices and electronic test and measurement instruments. The Company has expanded the rental inventory of relocatable modular offices and electronic instruments. This expansion has been funded through internal cash flow and conventional bank financing.

     The major portion of the Company's revenue is derived from rental operations comprising approximately 54% of consolidated revenues in 1997 and 62% of consolidated revenues for the three years ended December 31, 1997. Over the past three years modulars comprised 71% of the cumulative rental operations, and electronics comprised 29% of the cumulative rental operations.

     The Company sells both modular and electronic equipment, which is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. In the case of some modular equipment, the Company acts as a dealer of relocatable modular offices and is licensed as a dealer by governmental agencies in California and Texas. Revenues from sales of both modular and electronic equipment have comprised approximately 46% of the Company's consolidated revenues in 1997 and 37% of the Company's consolidated revenues over the last three years. During these three years, modular sales represented 84% and electronic sales represented 16%.

     The rental and sale of modulars to school districts is a significant part of the Company's business. School business comprised 52%, 37% and 27% of the Company's consolidated rental and sales revenues for 1997, 1996 and 1995. The increases in the Company's sales and rental revenues in both 1997 and 1996 can be attributed to the Class Size Reduction Program implemented by the state of California in 1996 (see "Business -- Relocatable Modular Offices -- Classroom Rentals and Sales" above).

     The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:
--------------------------------------------------------------------------------

                                         PERCENTAGE OF REVENUES                   PERCENTAGE CHANGE
                                 --------------------------------------    --------------------------------
                                                YEAR ENDED DECEMBER 31,
                                 THREE YEARS    -----------------------      1997 OVER         1996 OVER
                                  1997-1995     1997     1996     1995          1996              1995
                                 -----------    -----    -----    -----    --------------    --------------
Revenues
  Rental                              53%         46%      55%      65%          26%                6%
  Rental Related Services              9           8       10       11           18                12
                                     ---         ---      ---      ---
     Rental Operations                62          54       65       76           25                 7
  Sales                               37          46       34       22          106                91
  Other                                1          nm        1        2           nm                nm
                                     ---         ---      ---      ---
          Total Revenues             100         100      100      100           52                25
                                     ---         ---      ---      ---
Costs and Expenses
  Direct Costs of Rental
     Operations
  Depreciation                        13          11       14       16           15                 8
     Rental Related Services           6           5        6        7           14                10
     Other                             9           7       10       11           19                18
                                     ---         ---      ---      ---
          Total Direct Costs of
            Rental Operations         28          23       30       34           16                11
                                     ---         ---      ---      ---
  Cost of Sales                       25          32       23       15          107                91
                                     ---         ---      ---      ---
          Total Costs                 53          55       53       49           56                36
                                     ---         ---      ---      ---
          Gross Margin                47          45       47       51           47                14
     Selling and Administrative       13          12       15       15           21                26
                                     ---         ---      ---      ---
     Income from Operations           34          33       32       36           59                10
     Interest                          3           2        3        3           41                 2
                                     ---         ---      ---      ---
     Income before Provision
       for Income Taxes               31          31       29       33           61                11
  Provision for Income Taxes          12          12       12       14           65                 5
                                     ---         ---      ---      ---
     Income before Minority
       Interest                       19          19       17       19           58                14
  Minority Interest in Income
     of Subsidiary                     1           1       nm       nm           nm                nm
                                     ---         ---      ---      ---
          Net Income                  18%         18%      17%      19%          55%               12%

--------------------------------------------------------------------------------
nm = not meaningful

FISCAL YEARS 1997 AND 1996

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     California's Class Size Reduction Program (a law enacted in July 1996) provided for facility and operational funding for the reduction of classroom size for kindergarten through third grade to 20 pupils. The Company's consolidated revenues increased $45,971,000 (52%) in 1997 over 1996 with approximately $35,591,000 (77%) of the revenue increase related to California's Class Size Reduction Program. Of the $35,591,000 revenue increase, $5,909,000 came from MMMC's increase in rental revenue, $18,601,000 came from MMMC's increase in sales revenue, and $11,081,000 came from Enviroplex's increase in sales revenue. MMMC sold $6,204,000 of classrooms in 1996, of which $3,896,000 were new. In 1997, MMMC sales of classrooms rose to $24,805,000, of which $18,795,000 were new. But in late 1997, as the industry's capacity to produce classrooms increased and the school districts demand for new classrooms decreased, school districts were more often able to purchase new classrooms directly from manufacturers rather than from MMMC. All of Enviroplex's sales of $10,206,000 in 1996 and $21,287,000 in 1997 were of new classrooms manufactured by Enviroplex.

     Future rental and sales of classrooms by the Company under the Class Size Reduction Program are subject to the state's funding of the program, the requirements of the various school districts and available supplies. In 1997, the Company's rental revenues related to schools increased and reflect only a partial year of rental revenues associated with classrooms shipped in the latter part of 1997. Management believes rental revenues related to schools in 1998 will continue to increase because of the full year's rental revenue impact of classrooms shipped in the latter part of 1997 and new classroom requirements. However, management expects sales of new classrooms by MMMC in 1998 will decline from the 1997 levels and will not be sustainable at the 1997 sales levels in the future as school districts are able to fill their requirements directly with manufacturers. The decline in new classroom sales could be offset to some degree by an increase in sales to schools purchasing classrooms which are currently on rent depending on the schools' funding and long term requirements. Since Enviroplex's core business is to manufacture and sell classrooms directly to school districts, we believe Enviroplex will have increased opportunities in 1998. Enviroplex's backlog of orders was $11,435,000 as of December 31, 1997, as compared to $11,309,000 on the same date a year earlier. (Backlog is not significant in MMMC's modular business nor in the Company's electronic business.)

     Rental revenues increased $12,702,000 (26%) over 1996, with MMMC contributing $9,583,000 and electronics contributing $3,119,000. Average utilization for modulars increased from 72.1% in 1996 to 79.7% in 1997 resulting in an increase in modulars annual yield from 21.0% to 24.0% of average equipment cost. Average utilization for electronics (54.9%) and annual yield (43.4%) remained the same for 1997 as it was in 1996.

     Rental related services in 1997 increased $1,560,000 (18%) over 1996. A majority of the increase is due to one commercial project with significant site work requirements. The gross margin on rental related services increased slightly from 36.7% in 1996 to 38.8% in 1997.

     Sales in 1997 increased $31,846,000 (106%) over 1996 as a result of the Class Size Reduction Program in California. During 1997, the Company's largest sale was for new classrooms to a school district for approximately $3,759,000 and represented 6% of its sales. Gross margin on sales declined slightly from 32.0% in 1996 to 31.4% in 1997. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

     Depreciation on rental equipment increased $1,902,000 (15%) in 1997 over 1996 due to the additional rental equipment purchased during 1997. Rental equipment, at cost, increased 22% during 1997. Other direct costs of rental operations increased $1,672,000 (19%) due to increased material, repair and direct labor expenses ($1,075,000) related to the school business activity. Additionally, more customers requested that certain lease costs be charged to them in the rental rate rather than as a one time charge. This resulted in higher amortization expense of lease costs ($483,000) for items recovered in the customer's rental rate.

     Selling and administrative expenses increased $2,810,000 (21%) in 1997 over 1996. The increased school business has translated into higher personnel costs. Personnel costs increased $1,753,000 over 1996 resulting from additional staff for sales and support, increased temporary contract labor, and increased sales and performance bonuses.

     Interest expense increased $1,183,000 (41%) in 1997 over 1996 as a result of 45% higher average borrowing levels offset slightly by lower interest rates in 1997. The debt increase funded in part the significant rental equipment purchases made during 1997.

     Income before provision for income taxes increased $15,614,000 (61%) in 1997 over 1996 while net income increased $8,523,000 (55%). The lower percentage increase for net income in 1997 is due to the increase in minority interest in income of Enviroplex combined with a higher effective tax rate in 1997 of 39.4% compared to 38.4% in 1996. Basic earnings per share increased 55% from $1.03 in 1996 to $1.60 in 1997.

FISCAL YEARS 1996 AND 1995

     The Company experienced a significant increase of orders during the last six months of 1996 primarily related to the Class Size Reduction Program in California.

     Rental revenues increased $2,923,000 (6%) over 1995, with electronics contributing $2,569,000 and relocatable modular offices contributing $354,000 of the increase. Average utilization in 1996 for modular equipment declined, from 73.9% to 72.1%, and slightly declined for electronic equipment, from 55.2% to 54.9%, as compared to 1995. However, as a result of the significant volume of shipments to school districts during the last five months of 1996, modular utilization increased to 78.6% as of December 31, 1996, compared to 71.0% as of December 31, 1995. Rental revenues for 1996 reflect only a partial year of rental revenues associated with the classrooms shipped in the last five months of 1996.

     Rental related services revenues in 1996 increased $923,000 (12%) over 1995 due to additional site requirements and the significant increase in the movement of classrooms to school districts. Gross margins remained approximately the same, 37% in 1996 and 36% in 1995. Other revenues declined $450,000 (29%) as a result of additional incentive fees earned by the Company in 1995 for equipment management which were not repeated in 1996.

     Sales revenues in 1996 increased $14,336,000 (91%) over 1995. Of the increase in sales revenues, $7,787,000 came from MMMC's operations, $5,431,000 came from Enviroplex's operations and $1,118,000 came from the electronics operations. The significant increase in MMMC's sales in 1996 was primarily due to the higher demand by school districts as a result of the implementation of the Class Size Reduction Program in California. Of the sales of modular equipment in 1996, 67% were new and 33% were used equipment. The single largest sale was for $1,517,000 by Enviroplex to a school district consisting of manufactured portable classrooms of various sizes. Consolidated gross margin on sales remained consistent at 32% in both 1996 and 1995. Sales from quarter to quarter and year to year have fluctuated depending on customer requirements.

     Depreciation on rental equipment in 1996 increased $917,000, an 8% increase over 1995 due to the increase in rental equipment. Other direct costs of rental operations increased $1,333,000 (18%) from 1995 due to material, repair and labor costs directly related to the modular equipment movement during the last five months of 1996. Of the $1,333,000 increase, direct labor costs accounted for $608,000 due to the additional use of outside contract labor, increased staffing and overtime premiums to assist in the preparation of modular equipment for potential lease and sale opportunities.

     Selling and administrative expenses increased $2,688,000 (26%) over 1995. However, during the first quarter of 1995, the Company recognized an acceleration of $330,000 in additional leasehold improvement expense related to a rented facility in Southern California in which the lease was terminated. Excluding this 1995 nonrecurring expense, selling and administrative expenses increased $3,018,000 (30%) for 1996, net of the reduction in facilities rental expense due to the relocation of modular office operations in Southern California and Texas to owned facilities. Personnel costs accounted for $2,134,000 of the increase, which included higher staffing levels and increases in sales and performance bonuses. Additionally, selling and administrative expense increases of $239,000 by Enviroplex also contributed to the overall increase.

     Income before provision for taxes increased $2,450,000 (11%) in 1996 over 1995 while net income increased $1,679,000 (12%). The higher percentage increase for net income is due to a lower effective tax rate in 1996 of 38.4% compared to 40.2% in 1995. Basic earnings per share increased 18%, from $0.87 per share in 1995 to $1.03 per share in 1996, as a result of higher earnings coupled with fewer outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     The Company requires substantial capital in order to maintain an available inventory of relocatable modular offices and electronic test and measurement instruments necessary to satisfy customer requirements in a timely manner. In 1997, as in prior years, the primary use of cash was for the purchase of rental equipment. During the last three years, the growth of the rental inventory has been financed primarily by cash flow from operations and bank borrowings. During 1997, the Company demonstrated its strong cash flow by increasing rental assets by $44,771,000, increasing land improvements, furniture and operating equipment by $9,150,000, repurchasing $10,545,000 of common stock and paying dividends of $4,641,000, while increasing its debt by only $28,150,000 during the year.

     The Company believes that bank borrowings will continue to be a source of funds for the purchase of rental equipment. As the Company's assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit to its current $90,000,000 limit consistent with its increased asset base. In addition to the $90,000,000 line of credit, the Company has a $3,000,000 committed line of credit facility related to its cash management services and has $10,000,000 of uncommitted optional advance facilities. Although no assurance can be given, the Company believes it will continue to be able to negotiate higher limits on its general bank line of credit adequate to meet capital requirements not otherwise met by operational cash flows.

     The Company had a total liabilities to equity ratio of 1.56 to 1 and 1.25 to 1 as of December 31, 1997 and 1996, respectively. The debt (notes payable) to equity ratio was 0.83 to 1 and 0.61 to 1 at December 31, 1997 and 1996, respectively.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. The following table summarizes the repurchases of the Company's common stock during 1997, 1996, 1995 and the three year totals as to the number of shares, the aggregate purchase price and the average price per share.

                               REPURCHASE SUMMARY

                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------    THREE YEAR
                                             1997           1996          1995         TOTALS
                                          -----------    ----------    ----------    -----------
Shares Repurchased......................      502,408       841,100       872,132      2,215,640
Aggregate Purchase Price................  $10,544,580    $8,778,775    $7,374,279    $26,697,634
Average Price Per Share.................  $     20.99    $    10.44    $     8.46    $     12.05

     In March 1998, the Company repurchased 439,450 shares of its outstanding common stock for an aggregate purchase price of $8,795,263 (or an average price of $20.01 per share). On March 26, 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.

     The Company believes that its needs for working capital and capital expenditures through 1998 and beyond will be adequately met by cash flow and bank borrowings.

YEAR 2000

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     The Company currently is modifying its computer system programming to process transactions in the year 2000. Anticipated expenditures for these modifications will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

IMPACT OF INFLATION

     Although the Company cannot precisely determine the effect of inflation, from time to time it has experienced increases in costs of rental equipment, manufacturing costs, operating expenses and interest.

Because most of its rentals are relatively short term, the Company has generally been able to pass on such increased costs through increases in rental rates and selling prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX                                PAGE
                           -----                                ----
Report of Independent Accountants                                 17
Consolidated Financial Statements
  Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996
     and 1995                                                     18
  Consolidated Balance Sheets as of December 31, 1997 and
     1996                                                         19
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995                 20
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995                            21
Notes to Consolidated Financial Statements                        22

                       REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Shareholders and Board of Directors of McGrath RentCorp:

     We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
February 20, 1998

                                MCGRATH RENTCORP

                       CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
REVENUES
  Rental                                              $61,687,917    $48,986,436    $46,062,913
  Rental Related Services                              10,277,674      8,717,727      7,795,514
                                                      -----------    -----------    -----------
  Rental Operations                                    71,965,591     57,704,163     53,858,427
  Sales                                                62,021,240     30,174,858     15,838,800
  Other                                                   989,410      1,126,017      1,575,584
                                                      -----------    -----------    -----------
          Total Revenues                              134,976,241     89,005,038     71,272,811
                                                      -----------    -----------    -----------
COSTS AND EXPENSES
  Direct Costs of Rental Operations
     Depreciation                                      14,358,251     12,456,193     11,538,628
     Rental Related Services                            6,287,058      5,514,811      5,023,552
     Other                                             10,374,908      8,703,179      7,370,474
                                                      -----------    -----------    -----------
          Total Direct Costs of Rental Operations      31,020,217     26,674,183     23,932,654
  Cost of Sales                                        42,549,770     20,531,687     10,734,775
                                                      -----------    -----------    -----------
          Total Costs                                  73,569,987     47,205,870     34,667,429
          Gross Margin                                 61,406,254     41,799,168     36,605,382
  Selling and Administrative                           15,956,523     13,147,394     10,459,258
                                                      -----------    -----------    -----------
     Income from Operations                            45,449,731     28,651,774     26,146,124
  Interest                                              4,070,284      2,886,609      2,830,863
                                                      -----------    -----------    -----------
     Income before Provision for Income Taxes          41,379,447     25,765,165     23,315,261
  Provision for Income Taxes                           16,323,292      9,885,275      9,375,212
                                                      -----------    -----------    -----------
     Income before Minority Interest                   25,056,155     15,879,890     13,940,049
  Minority Interest in Income of Subsidiary             1,011,185        358,278         96,904
                                                      -----------    -----------    -----------
          Net Income                                  $24,044,970    $15,521,612    $13,843,145
                                                      ===========    ===========    ===========
Earnings Per Share:
  Basic                                               $      1.60    $      1.03    $      0.87
                                                      -----------    -----------    -----------
  Diluted                                             $      1.58    $      1.01    $      0.86
                                                      -----------    -----------    -----------
Shares Used in Per Share Calculation:
  Basic                                                14,982,090     15,102,388     15,948,724
  Diluted                                              15,181,305     15,305,802     16,168,494

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP

                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Cash                                                          $    537,875    $    686,333
Accounts Receivable, less allowance for doubtful accounts of
  $650,000 in 1997 and $605,000 in 1996                         21,794,028      19,919,954
Rental Equipment, at cost:
  Relocatable Modular Offices                                  196,132,895     158,376,950
  Electronic Test Instruments                                   50,350,777      43,335,413
                                                              ------------    ------------
                                                               246,483,672     201,712,363
  Less Accumulated Depreciation                                (72,398,374)    (64,419,888)
                                                              ------------    ------------
  Rental Equipment, net                                        174,085,298     137,292,475
                                                              ------------    ------------
Land, at cost                                                   20,495,975      20,167,647
Buildings, Land Improvements, Equipment and Furniture,
  at cost, less accumulated depreciation of $3,177,213 in
  1997
  and $3,376,803 in 1996                                        28,921,513      19,572,015
Prepaid Expenses and Other Assets                                6,557,534       2,396,935
                                                              ------------    ------------
          Total Assets                                        $252,392,223    $200,035,359
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes Payable                                               $ 82,000,000    $ 53,850,000
  Accounts Payable and Accrued Liabilities                      27,047,173      14,768,670
  Deferred Income                                                6,928,532       5,226,803
  Minority Interest in Subsidiary                                1,523,058         511,873
  Deferred Income Taxes                                         36,247,956      36,869,734
                                                              ------------    ------------
          Total Liabilities                                    153,746,719     111,227,080
                                                              ------------    ------------
Shareholders' Equity:
  Common Stock, no par value --
     Authorized -- 40,000,000 shares
     Outstanding -- 14,521,790 shares in 1997 and 14,820,418
                    shares in 1996                               7,756,054       7,161,168
  Retained Earnings                                             90,889,450      81,647,111
                                                              ------------    ------------
          Total Shareholders' Equity                            98,645,504      88,808,279
                                                              ------------    ------------
          Total Liabilities and Shareholders' Equity          $252,392,223    $200,035,359
                                                              ============    ============

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                COMMON STOCK                            TOTAL
                                          ------------------------     RETAINED     SHAREHOLDERS'
                                            SHARES       AMOUNT        EARNINGS        EQUITY
-------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994              16,317,374   $15,999,633   $ 67,839,855   $ 83,839,488
  Net Income                                      --            --     13,843,145     13,843,145
  Repurchase of Common Stock                (872,132)   (7,374,279)            --     (7,374,279)
  Common Stock Issued or Reserved Under
     Long-Term Stock Bonus Plan               13,572       221,609             --        221,609
  Repurchase of Common Stock in
     Connection with the Exercise of
     Stock Options                           (38,626)     (336,941)            --       (336,941)
  Exercise of Stock Options                  119,438       403,289             --        403,289
  Dividends Declared of $0.295 Per Share
     (Note 7)                                     --            --     (4,703,165)    (4,703,165)
                                          ----------   -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1995              15,539,626     8,913,311     76,979,835     85,893,146
  Net Income                                      --            --     15,521,612     15,521,612
  Repurchase of Common Stock                (841,100)   (2,110,889)    (6,667,886)    (8,778,775)
  Common Stock Issued or Reserved Under
     Long-Term Stock Bonus Plan               21,820       197,739             --        197,739
  Repurchase of Common Stock in
     Connection with the Exercise of
     Stock Options                           (28,422)     (298,489)            --       (298,489)
  Exercise of Stock Options                  128,494       459,496             --        459,496
  Dividends Declared of $0.28 Per Share           --            --     (4,186,450)    (4,186,450)
                                          ----------   -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1996              14,820,418     7,161,168     81,647,111     88,808,279
  Net Income                                      --            --     24,044,970     24,044,970
  Repurchase of Common Stock                (502,408)     (507,080)   (10,037,500)   (10,544,580)
  Common Stock Issued or Reserved Under
     Long-Term Stock Bonus Plan               28,000       496,462             --        496,462
  Exercise of Stock Options                  175,780       605,504             --        605,504
  Dividends Declared of $0.32 Per Share           --            --     (4,765,131)    (4,765,131)
                                          ----------   -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1997              14,521,790   $ 7,756,054   $ 90,889,450   $ 98,645,504

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
---------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                         $ 24,044,970   $ 15,521,612   $ 13,843,145
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                     15,771,155     13,482,869     12,518,104
     Gain on Sale of Rental Equipment                  (6,621,511)    (4,815,533)    (3,281,144)
     Proceeds from Sale of Rental Equipment            17,747,520     12,599,250      8,630,079
     Change In:
       Accounts Receivable                             (1,874,074)    (6,718,758)      (538,983)
       Prepaid Expenses and Other Assets               (4,160,599)      (499,235)       206,213
       Accounts Payable and Accrued Liabilities        13,165,759      3,476,665      1,308,248
       Deferred Income                                  1,701,729       (740,260)    (1,280,584)
       Deferred Income Taxes                             (621,778)     2,381,039      1,206,414
                                                     ------------   ------------   ------------
          Net Cash Provided by Operating Activities    59,153,171     34,687,649     32,611,492
                                                     ------------   ------------   ------------
Cash Flow from Investing Activities:
  Purchase of Rental Equipment                        (62,277,083)   (29,924,430)   (17,251,729)
  Purchase of Land                                       (328,328)      (678,347)        (4,750)
  Purchase of Buildings, Land Improvements,
     Equipment and Furniture                          (10,265,940)    (7,687,857)    (6,339,843)
                                                     ------------   ------------   ------------
          Net Cash Used in Investing Activities       (72,871,351)   (38,290,634)   (23,596,322)
                                                     ------------   ------------   ------------
Cash Flow from Financing Activities:
  Net Borrowings Under Lines of Credit                 28,150,000     16,770,000      1,130,000
  Net Proceeds from the Exercise of Stock Options         605,504        161,007         66,348
  Repurchase of Common Stock                          (10,544,580)    (8,778,775)    (7,374,279)
  Payment of Dividends                                 (4,641,202)    (4,083,989)    (3,767,812)
                                                     ------------   ------------   ------------
          Net Cash Provided (Used) by Financing
            Activities                                 13,569,722      4,068,243     (9,945,743)
                                                     ------------   ------------   ------------
          Net Increase (Decrease) in Cash                (148,458)       465,258       (930,573)
Cash Balance, Beginning of Period                         686,333        221,075      1,151,648
                                                     ------------   ------------   ------------
Cash Balance, End of Period                          $    537,875   $    686,333   $    221,075
                                                     ============   ============   ============
Interest Paid During the Period                      $  4,010,407   $  2,832,537   $  2,835,280
                                                     ============   ============   ============
Income Taxes Paid During the Period                  $ 16,945,070   $  7,539,570   $  7,668,956
                                                     ============   ============   ============
Dividends Declared but not yet Paid                  $  1,161,743   $  1,037,814   $    935,353
                                                     ============   ============   ============

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BUSINESS

     McGrath RentCorp and its majority owned subsidiary, Enviroplex, Inc. ("Enviroplex"), collectively referred to herein as the "Company", manufactures, rents and sells relocatable modular offices and rents and sells electronic test and measurement instruments with related accessories primarily in California and Texas.

     McGrath RentCorp is a California corporation organized in 1979. Under the trade name "Mobile Modular Management Corporation", the Company rents and sells modular equipment and related accessories from two branch offices located in California and one located in Texas. The Company purchases the modulars from various manufacturers who build them to the Company's design specifications. Although Mobile Modular Management Corporation's primary emphasis is on rentals, sales of modulars occur routinely and can fluctuate quarter to quarter and from year to year depending on customer demands and requirements.

     The Company conducts electronics operations under the corporate name ("McGrath RentCorp") from its northern California modular branch office, which includes the corporate offices. Engineers, scientists and technicians use these instruments in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. The majority of MGRC's rental inventory consists of instruments manufactured by Hewlett-Packard and Tektronix. The Company also conducts electronics operations specializing in telecommunication test equipment under the trade name "RenTelco" from its branch office in Richardson, Texas.

     Enviroplex is a California corporation organized in 1991. Since its inception, McGrath RentCorp has financed Enviroplex's operations and assisted in a variety of corporate functions. In 1995, McGrath RentCorp converted a $300,000 note receivable into a 73.2% ownership of Enviroplex. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from one facility located in Stockton, California. Enviroplex sales revenues were $21,286,929, $10,205,870 and $4,774,676 for 1997, 1996 and 1995, respectively.

     The rental and sale of modulars to school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 52%, 37% and 27% of the Company's consolidated rental and sales revenues for 1997, 1996 and 1995, respectively. The increases in the Company's sales revenues in both 1997 and 1996 can be attributed to the Class Size Reduction Program implemented by the state of California in 1996.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of McGrath RentCorp and Enviroplex. All significant intercompany accounts and transactions are eliminated.

REVENUES

     Rental revenue is recognized under the "operating method" of accounting for the majority of leases. Revenue is recognized on a straight-line basis in those cases where equipment is leased with uneven payment terms. Rental billings for more than one month are recorded as deferred income and recognized as rental revenue when earned.

     Rental related services revenue is primarily associated with relocatable modular office leases and consists of billings to customers for delivery, installation, modifications, skirting, additional site related work, and

                                MCGRATH RENTCORP
return delivery and dismantle. Revenue related to these services is recognized in the period the services are performed and accepted.

     Sales revenue is recognized upon delivery of the equipment to the customer. Certain leases meeting the requirements of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", are accounted for as sales type leases. For these leases, sales revenue and the related accounts receivable are recognized upon execution of the leases and unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment (see Note 4).

DEPRECIATION AND MAINTENANCE

     Rental equipment, buildings, land improvements, equipment and furniture are depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. The costs of major refurbishment of relocatable modular offices are capitalized to the extent the refurbishment significantly improves the quality and adds value to the equipment. Land improvements consist of development costs incurred to build storage and maintenance facilities at each of the relocatable modular branch offices. The following estimated useful lives and residual values are used for financial reporting purposes:

Rental equipment:
  Relocatable modular offices                     7 to 18 years, 0% to 18% residual value
  Electronic test instruments                     5 to 8 years, no residual value
Buildings, land improvements, equipment and
  furniture                                       5 to 50 years, no residual value
  Maintenance and repairs are expensed as
     incurred.

OTHER DIRECT COSTS OF RENTAL OPERATIONS

     Other direct costs of rental operations primarily relate to costs associated with relocatable modular offices and include equipment supplies and repairs, direct labor, property and liability insurance, property taxes, and business and license fees.

WARRANTY SERVICE COSTS

     Sales of new relocatable modular offices, electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company provides limited 90-day warranties for certain sales of used rental equipment and a one year warranty on equipment manufactured by Enviroplex. Although the Company's policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date.

INCOME TAXES

     Provision has been made for deferred income taxes based upon the amount of taxes payable in future years, after considering changes in tax rates and other statutory provisions that will be in effect in those years (see Note 6).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

                                MCGRATH RENTCORP

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented. Actual results could differ from those estimates.

EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", the effects of which were applied retroactively to January 1, 1993. SFAS No. 128 replaces primary and fully diluted EPS with basic and diluted EPS and modifies existing guidance for computing diluted EPS. Under the new standard, basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding for the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the reported period. Common stock equivalents result from dilutive stock options computed using the treasury stock method with the average share price for the reported period.

RECENT ACCOUNTING PRONOUNCEMENT -- SEGMENT REPORTING

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which introduces a new model for segment reporting, called the "management approach". The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. The Company will adopt SFAS 131 in 1998. The Company believes adoption of SFAS 131 will not significantly affect the Company's financial position or results of operations, however, additional financial statement disclosures may be required.

RECLASSIFICATIONS

     Certain 1996 and 1995 balances have been reclassified to conform to classifications used during the current year.

NOTE 3.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. Historically, the Company has not incurred any significant credit related losses, however, an allowance for potential credit losses is maintained. Typically, most customers are established companies or are publicly funded entities located in California or Texas. Although no one customer accounts for more than 10% of the Company's consolidated revenues, credit risk exists in trade accounts receivable primarily due to the business transacted with the California public school districts (K-12) which represents a significant portion of the Company's revenues (see Note 1). The lack of fiscal funding or significant reduction of funding from the State of California to the public schools could have a material adverse effect on the Company.

                                MCGRATH RENTCORP

NOTE 4.  SALES TYPE LEASE RECEIVABLES

     The Company has entered into several sales type leases. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:
--------------------------------------------------------------------------------

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1997           1996
                                                     -----------    ----------
Gross minimum lease payments receivable              $ 5,339,301    $4,457,079
Less -- unearned interest                             (1,012,045)     (899,531)
                                                     -----------    ----------
  Net investment in sales type lease receivables     $ 4,327,256    $3,557,548
                                                     ===========    ==========

--------------------------------------------------------------------------------

     As of December 31, 1997, the future minimum lease payments to be received in 1998 and thereafter are as follows:
--------------------------------------------------------------------------------

Year Ended December 31, 1998                               $3,202,641
1999                                                        1,240,221
2000                                                          523,747
2001                                                          254,597
2002                                                          116,742
2003 and thereafter                                             1,353
                                                           ----------
  Total minimum future lease payments                      $5,339,301
                                                           ==========

--------------------------------------------------------------------------------

NOTE 5.  NOTES PAYABLE

     The Company maintains an unsecured line of credit agreement (the "Agreement") with its banks which expires on June 30, 1999 and permits it to borrow up to $90,000,000 of which $72,000,000 was outstanding as of December 31, 1997. The Agreement requires the Company to pay interest at prime or, at the Company's election, other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders' equity of not less than $77,800,000 plus 50% of all net income generated subsequent to June 30, 1997 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 1997 is $84,322,000),
(ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year's pro forma debt service) of not less than 1.15 to 1. If the Company does not amend or renegotiate the present Agreement for an additional time period prior to its expiration date, the principal amount outstanding at that time will be converted to a two-year term loan with principal due and payable in eight (8) consecutive quarterly installments.

     In addition to the $90,000,000 unsecured line of credit, the Company has a $3,000,000 committed line of credit facility (at prime rate) related to its cash management services and has $10,000,000 of uncommitted optional advance facilities (quoted bank rate at time of borrowing) of which $10,000,000 was outstanding as of December 31, 1997. These additional facilities will expire on June 30, 1998.

                                MCGRATH RENTCORP

     The following information relates to the lines of credit for each of the following periods:
--------------------------------------------------------------------------------

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Maximum amount outstanding                          $82,000,000    $53,850,000
Average amount outstanding                          $60,601,000    $41,881,000
Weighted average interest rate                            6.50%          6.58%
Effective interest rate at end of period                  6.70%          6.57%
Prime interest rate at end of period                      8.50%          8.25%

--------------------------------------------------------------------------------

NOTE 6.  INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:
--------------------------------------------------------------------------------

                                                         CURRENT       DEFERRED        TOTAL
                                                       -----------    ----------    -----------
Year Ended December 31,
1997:
  Federal                                              $14,075,531    $ (809,003)   $13,266,528
  State                                                  2,869,539       187,225      3,056,764
                                                       -----------    ----------    -----------
                                                       $16,945,070    $ (621,778)   $16,323,292
                                                       ===========    ==========    ===========
1996:
  Federal                                              $ 6,031,974    $2,218,606    $ 8,250,580
  State                                                  1,472,262       162,433      1,634,695
                                                       -----------    ----------    -----------
                                                       $ 7,504,236    $2,381,039    $ 9,885,275
                                                       ===========    ==========    ===========
1995:
  Federal                                              $ 6,785,118    $1,177,522    $ 7,962,640
  State                                                  1,383,680        28,892      1,412,572
                                                       -----------    ----------    -----------
                                                       $ 8,168,798    $1,206,414    $ 9,375,212
                                                       ===========    ==========    ===========

--------------------------------------------------------------------------------

     The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:
--------------------------------------------------------------------------------

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1997     1996     1995
                                                      -----    -----    -----
Federal statutory rate                                35.00%   35.00%   35.00%
State taxes, net of federal benefit                    4.80     4.12     3.94
Other                                                 (0.35)   (0.75)    1.27
                                                      -----    -----    -----
                                                      39.45%   38.37%   40.21%
                                                      =====    =====    =====

--------------------------------------------------------------------------------

                                MCGRATH RENTCORP

     The following table shows the tax effect of the Company's cumulative temporary differences included in net deferred income taxes on the Company's Balance Sheets:
--------------------------------------------------------------------------------

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Excess of tax over book depreciation                $44,858,854    $41,338,486
State income taxes                                   (3,094,870)    (2,617,118)
Accrued liabilities not currently deductible         (1,188,909)      (976,089)
Revenue deferred for financial reporting purposes    (1,733,285)    (1,813,099)
Other, net                                           (2,593,834)       937,554
                                                    -----------    -----------
                                                    $36,247,956    $36,869,734
                                                    ===========    ===========

--------------------------------------------------------------------------------

NOTE 7.  COMMON STOCK AND STOCK OPTIONS

     In March 1997, the Company's Board of Directors approved a 2-for-1 stock split. The financial statements and notes have been adjusted retroactively to reflect the stock split.

     In 1985, the Company established an Employee Stock Ownership Plan, as amended. Under the terms of the plan, the Company makes annual contributions in the form of cash or common stock of the Company to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. A contribution of $750,000 was approved for 1997, $650,000 in 1996 and $550,000 in 1995.

     The Company adopted a 1987 Incentive Stock Option Plan (the "1987 Plan"), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Under the 1987 Plan, options have been granted with an exercise price of $3.06, $6.94 and $10.75 per share. The options become exercisable over the term of the related option agreements. Option activity and options exercisable including weighted average exercise price for the three years ended December 31, 1997 were as follows:
--------------------------------------------------------------------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                       1997                  1996                  1995
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------   --------   --------   --------   --------   --------
Options outstanding at January 1,                540,452     6.90      512,846     4.87      644,584     4.61
Options granted during the year                       --       --      160,000    10.75           --       --
Options exercised during the year               (175,780)    3.44     (128,494)    3.58     (119,438)    3.38
Options terminated during the year                    --       --       (3,900)    6.94      (12,300)    5.94
                                                --------     ----     --------    -----     --------     ----
Options outstanding at December 31,              364,672     8.57      540,452     6.90      512,846     4.87
                                                --------     ----     --------    -----     --------     ----
Options exercisable at December 31,              153,362     7.45      278,422     4.79      326,656     4.33
                                                --------     ----     --------    -----     --------     ----

--------------------------------------------------------------------------------

     The weighted average remaining contractual life of the 364,672 options outstanding at December 31, 1997 is 5.8 years. The 1987 Plan expired in December 1997 and no further options can be issued under this plan.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. The effect of SFAS No. 123 for the years presented in the financial statements is not significant.

     In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the "LTB Plan") under which 400,000 shares of common stock are reserved for grant to officers and key employees. The stock bonuses granted under the LTB Plan are evidenced by written Stock Bonus Agreements covering specified perform-

                                MCGRATH RENTCORP
ance periods. The LTB Plan provides for the grant of stock bonuses upon achievement of certain levels of return on equity during a specified period. Stock bonuses earned under the LTB Plan vest over 5 years from the grant date contingent on the employee's continued employment with the Company. As of December 31, 1997, 138,922 shares of common stock have been granted, of which 42,522 shares of common stock are vested. Future grants of 59,637 shares of common stock are authorized by the Board of Directors to be issued under the LTB Plan in the event the Company reaches the highest level of achievement. Compensation expense for 1997, 1996 and 1995 under these plans was $496,462, $197,739 and $76,318, respectively, and is based on a combination of the anticipated shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company's common stock.

     The Board of Directors has authorized the repurchase of shares of the Company's outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. In 1995, the Company repurchased 872,132 shares of common stock for an aggregate repurchase price of $7,374,279 or an average price of $8.46 per share. In 1996, the Company repurchased 841,100 shares of common stock for an aggregate repurchase price of $8,778,775 or an average price of $10.44 per share. In 1997, the Company repurchased 502,408 shares of common stock for an aggregate repurchase price of $10,544,580 or an average price of $20.99 per share. As of December 31, 1997, 497,592 shares remain authorized for repurchase (see Note 8 below).

     In January 1995, the Board of Directors declared a quarterly dividend on its common stock of $0.055 per share related to fourth quarter 1994. If the fourth quarter dividend for 1994 had been declared in December 1994, the cumulative dividends for 1995 would have been $0.24 per share.

NOTE 8.  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

     In March 1998, the Company repurchased 439,450 shares of its outstanding common stock for an aggregate purchase price of $8,795,263 (or an average price of $20.01 per share). On March 26, 1998, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.

                                MCGRATH RENTCORP

NOTE 9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for each of the two years ended December 31, 1997 is summarized below:
--------------------------------------------------------------------------------

                                                                  1997
                                ------------------------------------------------------------------------
                                   FIRST          SECOND         THIRD          FOURTH          YEAR
                                ------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
  Total revenues                $ 26,841,510   $ 33,459,008   $ 45,352,129   $ 29,323,594   $134,976,241
  Gross margin                    12,590,974     15,084,570     19,536,128     14,194,582     61,406,254
  Income from operations           9,233,410     11,395,769     14,573,837     10,246,715     45,449,731
  Income before income taxes       8,360,525     10,406,323     13,531,121      9,081,478     41,379,447
  Net income                       4,919,488      6,081,647      7,702,354      5,341,481     24,044,970
  Earnings per share:
     Basic                      $       0.33   $       0.41   $       0.51   $       0.36   $       1.60
     Diluted                    $       0.33   $       0.40   $       0.51   $       0.35   $       1.58
  Dividends declared per share  $       0.08   $       0.08   $       0.08   $       0.08   $       0.32
BALANCE SHEET DATA
  Rental equipment, net         $141,820,991   $146,343,453   $158,693,201   $174,085,298   $174,085,298
  Total assets                   206,220,853    222,939,943    237,963,403    252,392,223    252,392,223
  Notes payable                   52,000,000     65,000,000     65,800,000     82,000,000     82,000,000
  Shareholders' equity            93,005,143     97,921,674    104,465,276     98,645,504     98,645,504

--------------------------------------------------------------------------------

                                                                  1996
                                ------------------------------------------------------------------------
                                   FIRST          SECOND         THIRD          FOURTH          YEAR
                                ------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
  Total revenues                $ 17,705,351   $ 19,641,379   $ 25,497,205   $ 26,161,103   $ 89,005,038
  Gross margin                     8,610,927      9,722,720     11,604,801     11,860,720     41,799,168
  Income from operations           5,776,218      6,818,578      8,085,784      7,971,194     28,651,774
  Income before income taxes       5,140,944      6,136,426      7,341,509      7,146,286     25,765,165
  Net income                       3,073,577      3,652,090      4,463,865      4,332,080     15,521,612
  Earnings per share:
     Basic                      $       0.20   $       0.24   $       0.30   $       0.29   $       1.03
     Diluted                    $       0.20   $       0.24   $       0.29   $       0.29   $       1.01
  Dividends declared per share  $       0.07   $       0.07   $       0.07   $       0.07   $       0.28
BALANCE SHEET DATA
  Rental equipment, net         $128,213,564   $127,801,355   $130,112,339   $137,292,475   $137,292,475
  Total assets                   175,557,127    179,320,909    188,646,762    200,035,359    200,035,359
  Notes payable                   35,855,000     42,375,000     45,725,000     53,850,000     53,850,000
  Shareholders' equity            85,934,152     84,498,597     85,247,366     88,808,279     88,808,279

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1998, which will be filed with the Securities and Exchange Commission by not later than April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1998, which will be filed with the Securities and Exchange Commission by not later than April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1998, which will be filed with the Securities and Exchange Commission by not later than April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 5, 1998, which will be filed with the Securities and Exchange Commission by not later than April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index of documents filed as part of this report:

          1. The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

                                                                PAGE OF
                                                              THIS REPORT
                                                              -----------
Report of Independent Accountants                                 17
Consolidated Financial Statements
Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995                                18
  Consolidated Balance Sheets as of December 31, 1997 and
     1996                                                         19
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995                 20
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995                            21
Notes to Consolidated Financial Statements..................      22

          2.  Financial Statement Schedules. None.

          3.  Exhibits. See Index of Exhibits on page 32 of this report.

     (b) Reports on Form 8-K. None.

     Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998

                                          MCGRATH RENTCORP

                                          by:     /s/ ROBERT P. MCGRATH

                                            ------------------------------------
                                            Robert P. McGrath
                                            Chairman of the Board
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

                      NAME                                       TITLE                       DATE
                      ----                                       -----                       ----

             /s/ ROBERT P. MCGRATH                Chairman of the Board and Chief       March 27, 1998
------------------------------------------------    Executive Officer
               Robert P. McGrath

               /s/ DELIGHT SAXTON                 Senior Vice President, Chief          March 27, 1998
------------------------------------------------    Financial Officer (Chief
                 Delight Saxton                     Accounting Officer), Secretary and
                                                    Director

                /s/ JOAN MCGRATH                  Director                              March 27, 1998
------------------------------------------------
                  Joan McGrath

                                MCGRATH RENTCORP

                               INDEX TO EXHIBITS

NUMBER                DESCRIPTION                                METHOD OF FILING
------                -----------                                ----------------
 3.1      Articles of Incorporation of McGrath    Filed as exhibit 19.1 to the Company's
          RentCorp                                Quarterly Report on Form 10Q for the quarter
                                                  ending June 30, 1988 (filed August 14, 1988),
                                                  and incorporated herein by reference.
 3.1.1    Amendment to Articles of                Filed as exhibit 3.1 to the Company's
          Incorporation of McGrath RentCorp       Registration Statement on Form S-1 (filed
                                                  March 28, 1991 Registration No. 33-39633), and
                                                  incorporated herein by reference.
 3.1.2    Amendment to Articles of                Filed herewith.
          Incorporation of McGrath RentCorp
 3.2      Amended and Restated By-Laws of         Filed as exhibit 3.1 to the Company's Annual
          McGrath RentCorp                        Report on Form 10-K for the year ended
                                                  December 31, 1990 (filed March 28, 1991),
                                                  incorporated herein by reference.
 3.2.1    Amendment of By-Laws of McGrath         Filed herewith.
          RentCorp
 4.1      Amended and Restated Credit             Filed as exhibit 4.1 to the Company's
          Agreement                               Quarterly Report on Form 10Q for the quarter
                                                  ending June 30, 1997 (filed August 1, 1997),
                                                  and incorporated herein by reference.
 4.1.1    First Amendment to the Restated         Filed herewith.
          Credit Agreement
 4.1.2    Second Amendment to the Restated        Filed herewith.
          Credit Agreement
 4.2      $3,000,000 Committed Credit Facility    Filed as exhibit 4.1 to the Company's
                                                  Quarterly Report on Form 10Q for the quarter
                                                  ending September 30, 1997 (filed November 11,
                                                  1997), and incorporated herein by reference.
 4.3      $5,000,000 Optional Credit Facility     Filed as exhibit 4.2 to the Company's Annual
          with Union Bank of California, N.A.     Report on Form 10-K for the year ended
                                                  December 31, 1996 (filed March 31, 1997), and
                                                  incorporated herein by reference.
 4.3.1    First Extension to the $5,000,000       Filed herewith.
          Optional Credit Facility with Union
          Bank of California, N.A.
 4.3.2    Second Extension to the $5,000,000      Filed as exhibit 4.2 to the Company's Annual
          Optional Credit Facility with Union     Report on Form 10Q for the quarter ending June
          Bank of California, N.A.                30, 1997 (filed August 1, 1997), and
                                                  incorporated herein by reference.
 4.3.3    Third Extension to the $5,000,000       Filed as exhibit 4.2 to the Company's
          Optional Credit Facility with Union     Quarterly Report on Form 10Q for the quarter
          Bank of California, N.A.                ending September 30, 1997 (filed November 11,
                                                  1997), and incorporated herein by reference.

NUMBER                DESCRIPTION                                METHOD OF FILING
------                -----------                                ----------------
 4.4      $5,000,000 Optional Credit Facility     Filed as exhibit 4.3 to the Company's
          with Fleet Bank, N.A.                   Quarterly Report on Form 10Q for the quarter
                                                  ending September 30, 1997 (filed November
                                                  11,1997), and incorporated herein by
                                                  reference.
10.1      The McGrath RentCorp 1987 Incentive     Filed as exhibit 19.3 to the Company's
          Stock Option Plan                       Quarterly Report on Form 10Q for the quarter
                                                  ending June 30, 1988 (filed August 14, 1988),
                                                  and incorporated herein by reference.
10.1.1    Exemplar of the Form of the             Filed as exhibit 19.3 to the Company's
          Incentive Stock Option Agreement        Quarterly Report on Form 10Q for the quarter
                                                  ending June 30, 1988 (filed August 14, 1988),
                                                  and incorporated herein by reference.
10.2      Exemplar of the Form of the             Filed as exhibit 19.5 to the Company's
          Directors, Officers and Other Agents    Quarterly Report on Form 10Q for the quarter
          Indemnification Agreements              ending June 30, 1988 (filed August 14, 1988),
                                                  and incorporated herein by reference.
10.3      Long-Term Stock Bonus Plan together     Filed as exhibit 10.3 to the Company's Annual
          with Exemplar Long-Term Stock Bonus     Report on Form 10-K for the year ended
          Agreement                               December 31, 1990 (filed March 28, 1991), and
                                                  incorporated herein by reference.
27        Financial Data Schedule                 Filed electronically.

     The exhibits listed above may be obtained from McGrath RentCorp, 5700 Las Positas Road, Livermore, California 94550-7800 upon written request. Each request should specify the name and address of the requesting person and the title of the exhibit or exhibits desired. A reasonable fee for copying any exhibit requested plus postage will be charged by McGrath RentCorp prior to furnishing such exhibit(s).

     See http://www.sec.gov/edaux/formlynx.htm for the Company's most recent filings.