Form 10-Q
period 1998-03-31
MCGRATH RENTCORP
filed 1998-05-13
CIK 752714

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                ----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED MARCH 31, 1998              COMMISSION FILE NUMBER 0-13292

                                ----------------

                                McGRATH RENTCORP
             (Exact name of registrant as specified in its Charter)

                CALIFORNIA                                   94-2579843
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

                   5700 LAS POSITAS ROAD, LIVERMORE, CA 94550
                    (Address of principal executive offices)

         Registrant's telephone number:                   (925) 606-9200

                                ----------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                  No.
                   -----                    -----



        At May 11, 1998, 14,144,730 shares of Registrant's Common Stock were outstanding.




================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  McGRATH RENTCORP
                         CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)

---------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------
                                                          1998            1997
---------------------------------------------------------------------------------------
REVENUES
   Rental                                              $16,980,893     $14,327,001
   Rental Related Services                               2,222,709       2,640,842
                                                       -----------     -----------
     Rental Operations                                  19,203,602      16,967,843
   Sales                                                 7,952,147       9,601,497
   Other                                                   194,392         272,170
                                                       -----------     -----------
            Total Revenues                              27,350,141      26,841,510
                                                       -----------     -----------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                        3,846,691       3,423,441
     Rental Related Services                             1,664,022       1,923,973
     Other                                               3,025,471       2,641,926
                                                       -----------     -----------
           Total Direct Costs of Rental Operations       8,536,184       7,989,340
   Costs of Sales                                        5,249,373       6,261,196
                                                       -----------     -----------
            Total Costs                                 13,785,557      14,250,536
                                                       -----------     -----------
              Gross Margin                              13,564,584      12,590,974
   Selling and Administrative                            3,704,663       3,357,564
                                                       -----------     -----------
     Income from Operations                              9,859,921       9,233,410
   Interest                                              1,450,846         872,885
                                                       -----------     -----------
     Income Before Provision for Income Taxes            8,409,075       8,360,525
   Provision for Income Taxes                            3,313,176       3,307,367
                                                       -----------     -----------
     Income Before Minority Interest                     5,095,899       5,053,158
   Minority Interest in Income of Subsidiary               128,200         133,670
                                                       -----------     -----------
     Net Income                                        $ 4,967,699     $ 4,919,488
                                                       ===========     ===========

Earnings Per Share:
   Basic                                               $      0.34            0.33
                                                       ===========     ===========
   Diluted                                             $      0.34            0.33
                                                       ===========     ===========
Shares Used in Per Share Calculation:
   Basic                                                14,435,790      14,976,518
   Diluted                                              14,634,560      15,123,004


---------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                McGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                              MARCH 31,         DECEMBER 31,
                                                            ---------------------------------
                                                                1998               1997
---------------------------------------------------------------------------------------------
ASSETS
Cash                                                        $   1,442,839      $     537,875
Accounts Receivable, less allowance for doubtful
   accounts of $650,000 in 1998 and 1997                       20,323,911         21,794,028

Rental Equipment, at cost:
   Relocatable Modular Offices                                200,067,260        196,132,895
   Electronic Test Instruments                                 52,341,460         50,350,777
                                                            -------------      -------------
                                                              252,408,720        246,483,672
   Less Accumulated Depreciation                              (74,405,307)       (72,398,374)
                                                            -------------      -------------
   Rental Equipment, net                                      178,003,413        174,085,298
                                                            -------------      -------------

Land, at cost                                                  20,495,975         20,495,975
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $3,500,913
   in 1998 and $3,177,213 in 1997                              29,350,043         28,921,513
Prepaid Expenses and Other Assets                               7,351,873          6,557,534
                                                            -------------      -------------
           Total Assets                                     $ 256,968,054      $ 252,392,223
                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                            $  97,746,987      $  82,000,000
   Accounts Payable and Accrued Liabilities                    16,535,976         27,047,173
   Deferred Income                                              7,900,279          6,928,532
   Minority Interest in Subsidiary                              1,651,258          1,523,058
   Deferred Income Taxes                                       39,546,912         36,247,956
                                                            -------------      -------------
           Total Liabilities                                  163,381,412        153,746,719
                                                            -------------      -------------

Shareholders' Equity:
   Common Stock, no par value -
     Authorized -- 40,000,000 shares
     Outstanding -- 14,107,890 shares in 1998 and
                    14,521,790 shares in 1997                   7,697,531          7,756,054
   Retained Earnings                                           85,889,112         90,889,450
                                                            -------------      -------------
           Total Shareholders' Equity                          93,586,643         98,645,504
                                                            -------------      -------------
           Total Liabilities and Shareholders' Equity       $ 256,968,055      $ 252,392,223
                                                            =============      =============


---------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                McGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------------
                                                             1998              1997
                                                         ------------      ------------
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $  4,967,699      $  4,919,488
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                         4,201,698         3,657,614
      Gain on Sale of Rental Equipment                     (1,390,658)       (1,513,842)
      Proceeds from Sale of Rental Equipment                3,496,525         3,542,735
      Change In:
        Accounts Receivable                                 1,470,117         2,224,004
        Prepaid Expenses and Other Assets                    (794,339)       (1,642,300)
        Accounts Payable and Accrued Liabilities          (10,635,727)        1,364,540
        Deferred Income                                       971,747          (213,330)
        Deferred Income Taxes                               3,298,956         2,524,553
                                                         ------------      ------------
           Net Cash Provided by Operating Activities        5,586,018        14,863,462
                                                         ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                            (9,870,673)       (9,980,850)
   Purchase of Buildings, Land Improvements,
      Equipment and Furniture                                (783,537)       (1,782,391)
                                                         ------------      ------------
           Net Cash Used in Investing Activities          (10,654,210)      (11,763,241)
                                                         ------------      ------------

Cash Flow from Financing Activities:
   Net Borrowings Under Lines of Credit                    15,746,987        (1,850,000)
   Net Proceeds from the Exercise of Stock Options            183,175           478,057
   Repurchase of Common Stock                              (8,795,263)               --
   Payment of Dividends                                    (1,161,743)       (1,037,814)
                                                         ------------      ------------
           Net Cash Provided (Used) by Financing
             Activities                                     5,973,156        (2,409,757)
                                                         ------------      ------------

           Net Increase in Cash                               904,964           690,464
Cash Balance, Beginning of Period                             537,875           686,333
                                                         ------------      ------------
Cash Balance, End of Period                              $  1,442,839      $  1,376,797
                                                         ============      ============

Interest Paid During the Period                          $  3,302,380      $    892,867
                                                         ============      ============
Income Taxes Paid During the Period                      $     14,220      $    731,200
                                                         ============      ============
Dividends Declared but not yet Paid                      $  1,414,473      $  1,200,681
                                                         ============      ============


-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                McGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1.  CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the three months ended March 31, 1998 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 1998 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  NOTES PAYABLE

        In April 1998, the Company entered into a loan agreement (the "Agreement") with one of its banks to borrow $15,000,000 on a short-term basis. The loan is required to be repaid on the earlier of July 31, 1998 or the funding date of a contemplated private offering of debt securities. The Agreement requires the Company to pay interest at prime minus one-half percent or, at the Company's election, other rate options available under the Agreement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Rental revenues for the three months ended March 31, 1998 increased $2,653,892 (19%) over the comparative period in 1997, with Mobile Modular Management Corporation ("MMMC") contributing $1,922,046 and electronics contributing $731,846. The significant rental revenue increase by MMMC resulted from the large quantities of equipment shipped to schools in the latter part of 1997. Average utilization for electronics during the first quarter increased from 53.9% in 1997 to 56.4% in 1998 and declined for modulars from 79.3% in 1997 to 76.6% in 1998. Modular utilization declined as a result of a substantial increase in the level of inventory through the addition of new equipment.

         Rental related services revenues for the first quarter of 1998 declined $418,133 (16%) as compared to the same period in 1997 as a result of less shipments and site requirements in 1998. Gross margins declined from 27% in 1997 to 25% in 1998.

         Sales for the three months ended March 31, 1998 declined $1,649,350 (17%) as compared to the same period in 1997 due to fewer new equipment sales by MMMC to school districts. Electronics and Enviroplex sales volumes were consistent with the 1997 comparative period. However, Enviroplex's deferred income increased $1,614,262 as it experienced delays in shipment to school districts as a result of the inclement weather in California. Gross margin on sales declined slightly for the quarter from 35% in 1997 to 34% in 1998. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

         Depreciation on rental equipment for the three months ended March 31, 1998 increased $423,250 (12%) over the comparative period in 1997 due to the additional rental equipment purchased during 1997. Rental equipment, at cost, increased 21% between March 31, 1997 and March 31, 1998. Other direct costs of rental operations increased $383,545 (15%) over the first quarter in 1997. This increase primarily resulted from more customers requesting that certain lease costs be charged to them in the rental rate rather than as a one-time charge resulting in higher amortization expense of lease costs ($256,748) for items recovered in the customer's rental rate.

           Selling and administrative expenses increased $347,099 (10%) for the three months ended March 31, 1998 compared to the same period in 1997 due to higher personnel costs. Personnel costs increased $318,095 over the comparative quarter in 1997 resulting from additional staff for sales and support, including the addition of electronics sales people on the East Coast.

         Interest expense increased $577,961 (66%) in 1998 over 1997 as a result of a corresponding 66% higher average borrowing level in 1998. The debt increase funded part of the significant rental equipment purchases made during 1997.

         Income before provision for taxes, net income and basic earnings per share increased slightly in 1998 as compared to 1997 and amounted to $8,409,075, $4,967,699 and $0.34 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a total liabilities to equity ratio of 1.75 to 1 and
1.56 to 1 as of March 31, 1998 and December 31, 1997, respectively. The debt (notes payable) to equity ratio was 1.04 to 1 and 0.83 to 1 as of March 31, 1998 and December 31, 1997, respectively.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 1998, the Company has repurchased 439,450 shares of its outstanding common stock for an aggregate purchase price of $8,795,263 (or an average price of $20.01 per share). On March 26, 1998, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock; no repurchases have been made to date under this new authorization.

        The Company believes that its needs for working capital and capital expenditures through 1998 and beyond will adequately be met by cash flow and bank borrowings.

                            PART II OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

        On March 26, 1998, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.10 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

              NUMBER    DESCRIPTION                                        METHOD OF FILING
              ------    -----------                                        ----------------
                4.1     Third Amendment to the Restated Credit Agreement    Filed herewith.

                4.2     $15,000,000 Short-Term Business Loan Agreement      Filed herewith.

               27.1     Financial Data Schedule                             Filed herewith.

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

        Date:  May 11, 1998         MCGRATH RENTCORP

                                    by: /s/  Delight Saxton
                                        -------------------
                                             Delight Saxton
                                             Senior Vice President, Chief
                                             Financial Officer (Chief Accounting
                                             Officer) and Secretary

                                INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------
  4.1     Third Amendment to the Restated Credit Agreement

  4.2     $15,000,000 Short-Term Business Loan Agreement

 27.1     Financial Data Schedule