Form 10-Q
period 1998-06-30
MCGRATH RENTCORP
filed 1998-08-11
CIK 752714

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                  --------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998              COMMISSION FILE NUMBER 0-13292

                  --------------------------------------------


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

                  --------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X_         No ___

              At August 7, 1998, 14,068,362 shares of Registrant's
                         Common Stock were outstanding.

===============================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------  ------------------------------------
                                                           1998                1997                 1998                1997
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Rental                                            $    17,339,975     $     14,743,810     $    34,320,868     $    29,070,811
   Rental Related Services                                 2,727,176            2,133,040           4,949,885           4,773,882
                                                    ----------------    -----------------    ----------------    ----------------
      Rental Operations                                   20,067,151           16,876,850          39,270,753          33,844,693
   Sales                                                  13,233,648           16,344,934          21,185,795          25,946,431
   Other                                                     173,698              237,224             368,090             509,394
                                                    ----------------    -----------------    ----------------    ----------------
         Total Revenues                                   33,474,497           33,459,008          60,824,638          60,300,518
                                                    ----------------    -----------------    ----------------    ----------------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
      Depreciation                                         3,810,232            3,464,332           7,656,923           6,887,773
      Rental Related Services                              1,544,464            1,313,029           3,208,486           3,237,002
      Other                                                3,534,613            2,203,225           6,560,084           4,845,151
                                                    ----------------    -----------------    ----------------    ----------------
         Total Direct Costs of Rental Operations           8,889,309            6,980,586          17,425,493          14,969,926
   Costs of Sales                                          8,722,806           11,393,852          13,972,179          17,655,048
                                                    ----------------    -----------------    ----------------    ----------------
         Total Costs                                      17,612,115           18,374,438          31,397,672          32,624,974
                                                    ----------------    -----------------    ----------------    ----------------
            Gross Margin                                  15,862,382           15,084,570          29,426,966          27,675,544
   Selling and Administrative                              3,838,880            3,688,801           7,543,543           7,046,365
                                                    ----------------    -----------------    ----------------    ----------------
      Income from Operations                              12,023,502           11,395,769          21,883,423          20,629,179
   Interest                                                1,582,884              989,446           3,033,730           1,862,331
                                                    ----------------    -----------------    ----------------    ----------------
      Income Before Provision for Income Taxes            10,440,618           10,406,323          18,849,693          18,766,848
   Provision for Income Taxes                              4,113,603            4,044,277           7,426,779           7,351,644
                                                    ----------------    -----------------    ----------------    ----------------
      Income Before Minority Interest                      6,327,015            6,362,046          11,422,914          11,415,204
   Minority Interest in Income of Subsidiary                 352,679              280,399             480,879             414,069
                                                    ================    =================    ================    ================
      Net Income                                     $     5,974,336     $      6,081,647     $    10,942,035     $    11,001,135
                                                    ================    =================    ================    ================

Earnings Per Share:
   Basic                                             $          0.42     $           0.41     $          0.77     $          0.73
                                                    ==================  ===================  ================    ================
   Diluted                                           $          0.42     $           0.40     $          0.75     $          0.73
                                                    ==================  ===================  ================    ================
Shares Used in Per Share Calculation:
   Basic                                                  14,122,495           15,011,918          14,295,909          14,994,218
                                                    ==================  ===================  ================    ================
   Diluted                                                 14,213,201          15,201,573          14,496,762          15,163,548
                                                    ==================  ===================  ================    ================

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                           June 30,              December 31,
                                                                      ------------------     ------------------
                                                                             1998                    1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                 $       1,076,195       $         537,875
Accounts Receivable, less allowance for doubtful
   accounts of $650,000 in 1998 and 1997                                    23,191,495              21,794,028

Rental Equipment, at cost:
   Relocatable Modular Offices                                             207,502,584             196,132,895
   Electronic Test Instruments                                              56,147,727              50,350,777
                                                                     ------------------      ------------------
                                                                           263,650,311             246,483,672
   Less Accumulated Depreciation                                           (76,767,755)            (72,398,374)
                                                                     ------------------      ------------------
   Rental Equipment, net                                                   186,882,556             174,085,298
                                                                     ------------------      ------------------

Land, at cost                                                               20,495,975              20,495,975
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $3,617,709
   in 1998 and $3,177,213 in 1997                                           30,195,229              28,921,513
Prepaid Expenses and Other Assets                                            4,733,265               6,557,534
                                                                     ------------------      ------------------
             Total Assets                                            $     266,574,715       $     252,392,223
                                                                     ==================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                                     $     103,500,000       $      82,000,000
   Accounts Payable and Accrued Liabilities                                 16,750,244              27,047,173
   Deferred Income                                                           6,661,013               6,928,532
   Minority Interest in Subsidiary                                           2,003,937               1,523,058
   Deferred Income Taxes                                                    40,491,447              36,247,956
                                                                     ------------------      ------------------
             Total Liabilities                                             169,406,641             153,746,719
                                                                     ------------------      ------------------

Shareholders' Equity:
   Common Stock, no par value -
       Authorized -- 40,000,000 shares
       Outstanding --  14,098,362 shares in 1998 and
                       14,521,790 shares in 1997                             7,701,829               7,756,054
   Retained Earnings                                                        89,466,245              90,889,450
                                                                     ------------------      ------------------
             Total Shareholders' Equity                                     97,168,074              98,645,504
                                                                     ------------------      ------------------
             Total Liabilities and Shareholders' Equity              $     266,574,715       $     252,392,223
                                                                     ==================      ==================

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                               SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------
                                                                             1998                    1997
---------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                       $      10,942,035       $      11,001,135
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
       Depreciation and Amortization                                         8,378,752               7,332,307
       Gain on Sale of Rental Equipment                                     (2,955,192)             (2,885,946)
       Proceeds from Sale of Rental Equipment                                7,545,304               7,577,768
       Change In:
          Accounts Receivable                                               (1,397,467)             (3,922,041)
          Prepaid Expenses and Other Assets                                  1,824,267              (3,558,671)
          Accounts Payable and Accrued Liabilities                         (10,064,142)                571,639
          Deferred Income                                                     (267,518)              1,720,598
          Deferred Income Taxes                                              4,243,492                 185,813
                                                                     ------------------      ------------------
             Net Cash Provided by Operating Activities                      18,249,531              18,022,602
                                                                     ------------------      ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Rental Equipment                                           (25,044,294)            (20,630,573)
    Purchase of Buildings, Land Improvements,
       Equipment and Furniture                                              (1,995,545)             (4,411,326)
                                                                     ------------------      ------------------
             Net Cash Used in Investing Activities                         (27,039,839)            (25,041,899)
                                                                     ------------------      ------------------

Cash Flow from Financing Activities:
    Net Borrowings Under Lines of Credit                                    21,500,000              11,150,000
    Net Proceeds from the Exercise of Stock Options                            214,632                 513,894
    Repurchase of Common Stock                                              (9,809,788)                     --
    Payment of Dividends                                                    (2,576,216)             (2,238,495)
                                                                      ------------------     ------------------
            Net Cash Provided (Used) by Financing Activities                 9,328,628               9,425,399
                                                                     ------------------      ------------------

             Net Increase in Cash                                              538,320               2,406,102
Cash Balance, Beginning of Period                                              537,875                 686,333
                                                                     ==================      ==================
Cash Balance, End of Period                                          $       1,076,195       $       3,092,435
                                                                     ==================      ==================

Interest Paid During the Period                                      $       3,045,749       $       1,850,899
                                                                     ==================      ==================
Income Taxes Paid During the Period                                  $       3,103,287       $       7,085,171
                                                                     ==================      ==================
Dividends Declared but not yet Paid                                  $       1,409,836       $       1,200,953
                                                                     ==================      ==================

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

     The consolidated financial information for the six months ended June 30, 1998 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 1998 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  NOTES PAYABLE

     On July 31, 1998, the Company restructured a portion of its debt to a fixed rate by completing a private placement of $40,000,000 of 6.44% senior notes due in 2005 through BancAmerica Robertson Stephens. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 31, 2001. Upon completion of the private placement, the Company repaid a $15,000,000 interim loan with one of its banks. The remainder of the proceeds was applied to reduce the existing revolver.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Rental revenues for the three and six months ended June 30, 1998 increased $2,596,165 (18%) and $5,250,057 (18%), respectively, over the comparative periods in 1997. Mobile Modular Management Corporation ("MMMC") contributed $3,552,623 (68%) and electronics contributed $1,697,434 (32%) of the six-month increase. The significant rental revenue increase by MMMC resulted from the large quantities of equipment shipped to schools in the latter part of 1997. Average utilization for electronics during the first six months increased from 53.9% in 1997 to 55.8% in 1998 and declined for modulars from 79.0% in 1997 to 75.8% in 1998. Modular utilization declined primarily due to a substantial increase in inventory from the addition of new classrooms for the 1998 school year. Modular utilization excluding new equipment inventory was 82.2% compared to 81.0% as of June 30, 1998 and 1997, respectively, with an additional $17,643,000 of modular equipment on rent as of June 30, 1998 compared to a year earlier.

     Rental related services revenues for the three and six months ended June 30, 1998 increased $594,136 (28%) and $176,003 (4%), respectively, as compared to the same periods in 1997. Gross margins increased from 34% to 35% in 1998 for the comparative six-month period.

     Sales for the three and six months ended June 30, 1998 declined $3,111,286 (19%) and $4,760,636 (18%), respectively, as compared to the same periods in 1997 due to fewer new classroom sales to school districts by MMMC. Enviroplex and Electronics sales volumes increased 15% and 11%, respectively, over the 1997 comparative six-month period which partially offset MMMC's expected decline in new classroom sales. (See 1997 Form 10K Management Discussion and Analysis for Fiscal Years 1997 and 1996.) Gross margin on sales improved for the six-month period from 32% in 1997 to 34% in 1998. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

     Depreciation on rental equipment for the three and six months ended June 30, 1998 increased $345,900 (10%) and $769,150 (11%) over the comparative periods in 1997 as a result of additions to the rental equipment of both modulars and electronics. Rental equipment, at cost, increased 23% between June 30, 1997 and June 30, 1998. Other direct costs of rental operations for the three and six months ended June 30, 1998 increased $1,331,388 (60%) and $1,714,933 (35%) over the comparative periods in 1997 due to increased maintenance costs of the modular fleet and higher amortization of lease expenses included in the rental rate.

     Selling and administrative expenses for the three and six months ended June 30, 1998 increased $150,079 (4%) and $497,178 (7%), respectively, compared to the same periods in 1997 primarily due to higher personnel and benefit costs. Personnel and benefit costs increased $433,225 over the comparative six-month period in 1997 resulting from additional staff for sales and support, including the addition of electronics sales people on the East Coast, and higher health insurance costs.

     Interest expense for the three and six months ended June 30, 1998 increased $593,438 (60%) and $1,171,399 (63%) over the comparative periods in 1997 as a result of higher average borrowing levels in 1998. The debt increase was primarily due to rental equipment purchases made during 1997.

     Net income for the three and six months ended June 30, 1998 decreased slightly as compared to the comparative periods in 1997 and amounted to $5,974,336 and $10,942,035, respectively. Earnings per share increased slightly for the three and six-month periods in 1998 to $0.42 per share and $0.77 per share, respectively, on fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total liabilities to equity ratio of 1.74 to 1 and 1.56 to 1 as of June 30, 1998 and December 31, 1997, respectively. The debt (notes payable) to equity ratio was 1.07 to 1 and 0.83 to 1 as of June 30, 1998 and December 31, 1997, respectively.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. As of August 7, 1998, the Company has repurchased 519,550 shares of its outstanding common stock for an aggregate purchase price of $10,424,093 (or an average price of $20.06 per share). As of August 7, 1998, 919,900 shares remain authorized for repurchase.

     The Company believes that its needs for working capital and capital expenditures through 1998 and beyond will adequately be met by cash flow and bank borrowings.


                            PART II OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

     On June 11, 1998, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.10 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          NUMBER       DESCRIPTION                                                      METHOD OF FILING

          4.1      First Extension $3,000,000 Committed Credit Facility                  Filed herewith.

          4.2      Fourth Extension to the $5,000,000 Optional Credit Facility with
                   Union Bank of California N.A.                                         Filed herewith.

          4.3      Schedule of Notes With Sample Note                                    Filed herewith.

          27       Financial Data Schedule                                               Filed herewith.

     (b)  Reports on Form 8-K.

          No reports on form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:  August 7, 1998                  MCGRATH RENTCORP

                                  by:  /s/  Delight Saxton
                                       -------------------
                                       Delight Saxton
                                       Senior Vice President, Chief Financial
                                       Officer (Chief Accounting Officer) and
                                       Secretary

                               INDEX TO EXHIBITS

Exhibits.

NUMBER        DESCRIPTION                                                       METHOD OF FILING
------        -----------                                                       ----------------
4.1           First Extension $3,000,000 Committed Credit Facility               Filed herewith.

4.2           Fourth Extension to the $5,000,000 Optional Credit
              Facility with Uion Bank of California H.A.                         Filed herewith.

4.3           Schedule of Notes With Sample Note                                 Filed herewith.

27            Financial Data Schedule                                            Filed herewith.
