Form 10-Q
period 1998-09-30
MCGRATH RENTCORP
filed 1998-11-12
CIK 752714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                ---------------


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-13292


                                ---------------


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






                                 Yes [X] No [ ]






             At November 5, 1998, 14,000,862 shares of Registrant's
                         Common Stock were outstanding.


================================================================================

                                 PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                 MCGRATH RENTCORP
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED          NINE MONTHS ENDED SEPTEMBER
                                                              SEPTEMBER 30,                        30,
                                                      ----------------------------    ----------------------------
                                                          1998            1997            1998             1997
------------------------------------------------------------------------------------------------------------------
REVENUES
   Rental                                             $ 18,385,026    $ 16,067,741    $ 52,705,894    $ 45,138,552
   Rental Related Services                               4,061,774       3,357,762       9,011,659       8,131,644
                                                      ------------    ------------    ------------    ------------
     Rental Operations                                  22,446,800      19,425,503      61,717,553      53,270,196
   Sales                                                21,787,334      25,675,496      42,973,129      51,621,927
   Other                                                   244,360         251,130         612,450         760,524
                                                      ------------    ------------    ------------    ------------
            Total Revenues                              44,478,494      45,352,129     105,303,132     105,652,647
                                                      ------------    ------------    ------------    ------------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                        4,617,674       3,649,571      12,274,597      10,537,344
     Rental Related Services                             1,942,766       1,638,057       5,151,252       4,875,059
     Other                                               3,655,957       2,649,772      10,216,041       7,494,923
                                                      ------------    ------------    ------------    ------------
           Total Direct Costs of Rental Operations      10,216,397       7,937,400      27,641,890      22,907,326
   Costs of Sales                                       15,580,968      17,878,601      29,553,147      35,533,649
                                                      ------------    ------------    ------------    ------------
            Total Costs                                 25,797,365      25,816,001      57,195,037      58,440,975
                                                      ------------    ------------    ------------    ------------
              Gross Margin                              18,681,129      19,536,128      48,108,095      47,211,672
   Selling and Administrative                            4,560,456       4,962,291      12,103,999      12,008,656
                                                      ------------    ------------    ------------    ------------
     Income from Operations                             14,120,673      14,573,837      36,004,096      35,203,016
   Interest                                              1,685,905       1,042,716       4,719,635       2,905,047
                                                      ------------    ------------    ------------    ------------
     Income Before Provision for Income Taxes           12,434,768      13,531,121      31,284,461      32,297,969
   Provision for Income Taxes                            4,899,299       5,445,015      12,326,078      12,796,659
                                                      ------------    ------------    ------------    ------------
     Income Before Minority Interest                     7,535,469       8,086,106      18,958,383      19,501,310
   Minority Interest in Income of Subsidiary               447,125         383,752         928,004         797,821
                                                      ------------    ------------    ------------    ------------
     Net Income                                       $  7,088,344    $  7,702,354    $ 18,030,379    $ 18,703,489
                                                      ============    ============    ============    ============

Earnings Per Share:
   Basic                                              $       0.50    $       0.51    $       1.27    $       1.25
                                                      ============    ============    ============    ============
   Diluted                                            $       0.50    $       0.51    $       1.25    $       1.23
                                                      ============    ============    ============    ============
Shares Used in Per Share Calculation:
   Basic                                                14,062,112      15,015,918      14,217,977      15,001,462
                                                      ============    ============    ============    ============
   Diluted                                              14,231,078      15,242,764      14,405,525      15,192,887
                                                      ============    ============    ============    ============

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                           -------------     -------------
                                                                1998               1997
-----------------------------------------------------------------------------------------
ASSETS
Cash                                                       $     546,775     $     537,875
Accounts Receivable, less allowance for doubtful
   accounts of $650,000 in 1998 and 1997                      26,720,545        21,794,028

Rental Equipment, at cost:
   Relocatable Modular Offices                               209,507,315       196,132,895
   Electronic Test Instruments                                60,747,136        50,350,777
                                                           -------------     -------------
                                                             270,254,451       246,483,672
   Less Accumulated Depreciation                             (79,793,338)      (72,398,374)
                                                           -------------     -------------
   Rental Equipment, net                                     190,461,113       174,085,298
                                                           -------------     -------------

Land, at cost                                                 20,495,975        20,495,975
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $3,983,826
   in 1998 and $3,177,213 in 1997                             31,566,195        28,921,513
Prepaid Expenses and Other Assets                              5,140,947         6,557,534
                                                           -------------     -------------
           Total Assets                                    $ 274,931,550     $ 252,392,223
                                                           =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                           $ 100,000,000     $  82,000,000
   Accounts Payable and Accrued Liabilities                   21,312,813        27,047,173
   Deferred Income                                             7,347,482         6,928,532
   Minority Interest in Subsidiary                             2,507,403         1,523,058
   Deferred Income Taxes                                      42,714,887        36,247,956
                                                           -------------     -------------
           Total Liabilities                                 173,882,585       153,746,719
                                                           -------------     -------------

Shareholders' Equity:
   Common Stock, no par value -
     Authorized -- 40,000,000 shares
     Outstanding -- 14,000,862 shares in 1998 and
                    14,521,790 shares in 1997                  7,648,364         7,756,054
   Retained Earnings                                          93,400,601        90,889,450
                                                           -------------     -------------
           Total Shareholders' Equity                        101,048,965        98,645,504
                                                           -------------     -------------
           Total Liabilities and Shareholders' Equity      $ 274,931,550     $ 252,392,223
                                                           =============     =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------------
                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                            1998             1997
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                           $ 18,030,379     $ 18,703,489
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                       13,380,816       11,191,451
      Gain on Sale of Rental Equipment                    (4,396,941)      (5,453,700)
      Proceeds from Sale of Rental Equipment              11,247,675       14,756,222
      Change In:
        Accounts Receivable                               (4,926,517)      (5,929,848)
        Prepaid Expenses and Other Assets                  1,416,587       (4,097,182)
        Accounts Payable and Accrued Liabilities          (4,988,358)       7,313,283
        Deferred Income                                      418,950        2,086,436
        Deferred Income Taxes                              6,466,931          757,389
                                                        ------------     ------------
           Net Cash Provided by Operating Activities      36,649,522       39,327,499
                                                        ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                          (35,501,146)     (41,240,592)
   Purchase of Land, Buildings, Land Improvements,
      Equipment and Furniture                             (3,750,901)      (6,498,689)
                                                        ------------     ------------
           Net Cash Used in Investing Activities         (39,252,047)     (47,739,281)
                                                        ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net Borrowings Under Lines of Credit                   18,000,000       11,950,000
   Net Proceeds from the Exercise of Stock Options           214,632          556,894
   Repurchase of Common Stock                            (11,617,155)              --
   Payment of Dividends                                   (3,986,052)      (3,439,447)
                                                        ------------     ------------
           Net Cash Provided (Used) by Financing
             Activities                                    2,611,425        9,067,447
                                                        ------------     ------------

           Net Increase in Cash                                8,900          655,665
Cash Balance, Beginning of Period                            537,875          686,333
                                                        ------------     ------------
Cash Balance, End of Period                             $    546,775     $  1,341,998
                                                        ============     ============
Interest Paid During the Period                         $  4,442,593     $  2,859,790
                                                        ============     ============
Income Taxes Paid During the Period                     $  5,523,542     $  8,274,674
                                                        ============     ============
Dividends Declared but not yet Paid                     $  1,400,086     $  1,201,753
                                                        ============     ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the nine months ended September 30, 1998 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 1998 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

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

        In August 1998, the Company reduced its capacity to borrow under its unsecured line of credit with its banks from $90,000,000 to $75,000,000. All other terms and conditions under this facility remained the same. In addition, the Company extended the expiration date of its $3,000,000 committed line of credit facility related to its cash management services to June 30, 1999 and allowed the $10,000,000 of uncommitted optional facilities to expire.

NOTE 3.  STOCK OPTIONS

        The Company adopted a 1998 Stock Option Plan (the "1998 Plan"), effective March 9, 1998, under which 2,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Under the 1998 Plan, 242,000 options have been granted with exercise prices ranging from $20.25 to $20.81. Of the 242,000 options granted, key employees received 192,000. The options become exercisable during term of the related option agreement and expire ten years after grant.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Rental revenues for the three and nine months ended September 30, 1998 increased $2,317,285 (14%) and $7,567,342 (17%), respectively, over the comparative periods in 1997. Of the nine-month increase, Mobile Modular Management Corporation ("MMMC") contributed $5,046,487 (67%) increasing from $30,311,031 to $35,357,518 and ELECTRONICS contributed $2,520,855 (33%)
increasing from $14,827,521 to $17,348,376. The significant rental revenue increase by MMMC resulted from the large quantities of equipment shipped to schools in the latter part of 1997 and the ELECTRONICS rental revenue increase resulted in part from market penetration by telemarketing and regional sales efforts on the East Coast. As of September 30, 1998, rental equipment on rent increased for MMMC by $19,224,379 and for ELECTRONICS increased by $4,961,500 compared to a year earlier. Average utilization for ELECTRONICS during the first nine months increased from 54.7% in 1997 to 55.0% in 1998 and increased for modulars from 81.0% in 1997 to 82.7% in 1998, exclusive of new equipment not previously rented.

         Rental related services revenues for the three and nine months ended September 30, 1998 increased $704,102 (21%) and $880,015 (11%), respectively, as compared to the same periods in 1997. Gross margins increased from 40% to 43% in 1998 for the comparative nine-month period.

         Sales for the three and nine months ended September 30, 1998 declined $3,888,162 (15%) and $8,648,798 (17%), respectively, as compared to the same periods in 1997 due to fewer new classroom sales to school districts by MMMC. Enviroplex and ELECTRONICS sales volumes increased 9% and 6%, respectively, over the 1997 comparative nine-month period which partially offset MMMC's expected decline in new classroom sales. (See 1997 Form 10-K Management Discussion and Analysis for Fiscal Years 1997 and 1996.) Consolidated gross margin on sales remained constant at 31% for 1997 and 1998. The single largest sale was for $6,109,692 by MMMC to a school district during the third quarter of 1998 consisting of new classrooms of which 69% of the total contract was the demolition of existing buildings, site improvements and installation of the new classrooms. This sale was unique as to the volume of new classrooms sold in conjunction with the amount of site work performed and is not likely to be repeated in the future. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

         Depreciation on rental equipment for the three and nine months ended September 30, 1998 increased $968,103 (27%) and $1,737,253 (16%) over the comparative periods in 1997 as a result of additions to the rental equipment of both modulars and electronics. Rental equipment, at cost, increased 18% between September 30, 1997 and September 30, 1998. Other direct costs of rental operations for the three and nine months ended September 30, 1998 increased $1,006,185 (38%) and $2,721,118 (36%) over the comparative periods in 1997 primarily due to increased maintenance and repair expenses of the modular fleet. Additionally, during 1997, a significant number of customers opted to include upfront charges in the rental rate resulting in higher amortization expense of these related upfront costs over the lease term in the subsequent periods.

         Selling and administrative expenses for the three and nine months ended September 30, 1998 decreased $401,835 (8%) and increased $95,343 (1%), respectively, compared to the same periods in 1997. Even though selling and administrative expenses for the nine month comparative period were approximately the same, the three-month comparative period declined by 8% primarily due to higher expenses for facility and equipment depreciation ($174,819) and personnel and benefit costs ($176,883) offset by reduced performance and incentive bonuses ($528,384), fewer bad debt writeoffs ($114,023), and eliminated facility rental, cleanup and moving expenses ($114,215).

         Interest expense for the three and nine months ended September 30, 1998 increased $643,189 (62%) and $1,814,588 (62%) over the comparative periods in 1997 as a result of higher average borrowing levels in 1998. The debt increase was primarily due to rental equipment purchases made during 1997 and 1998.

         Net income for the three and nine months ended September 30, 1998 decreased slightly as compared to the comparative periods in 1997. Earnings per share decreased slightly for the three-month and increased for the nine-month periods in 1998 to $0.50 per share and $1.27 per share, respectively, due to fewer shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had total liabilities to equity ratio of 1.72 to 1 and 1.56 to 1 as of September 30, 1998 and December 31, 1997, respectively. The debt (notes payable) to equity ratio was 0.99 to 1 and 0.83 to 1 as of September 30, 1998 and December 31, 1997, respectively.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. As of November 5, 1998, the Company has repurchased 587,050 shares of its outstanding common stock during the year for an aggregate purchase price of $11,617,155 (or an average price of $19.79 per share). As of November 5, 1998, 852,400 shares remain authorized for repurchase.

        The Company believes that its needs for working capital and capital expenditures through 1998 and beyond will adequately be met by cash flow and bank borrowings.


PART II OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

        On September 18, 1998, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.10 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

NUMBER  DESCRIPTION                                             METHOD OF FILING
------  -----------                                             ----------------
 4.1    Facility Reduction Letter for the Restated Credit
          Agreement                                              Filed herewith.

 4.2    Second Extension to the $3,000,000 Committed
          Credit Facility                                        Filed herewith.

 4.3    Note Purchase Agreement                                  Filed herewith.

10.1    The 1998 Stock Option Plan                               Filed herewith.

10.2    Examplar of Incentive Stock Option for
          Employees Under the 1998 Stock Option Plan             Filed herewith.

NUMBER  DESCRIPTION                                             METHOD OF FILING
------  -----------                                             ----------------

10.3    Examplar of Non-Qualified Stock Option for
          Directors under the 1998 Stock Option Plan             Filed herewith.

10.4    Schedule of Options Granted to Members of
          the Board of Directors                                 Filed herewith.

10.5    Examplar Form of Indemnification Agreement               Filed herewith.

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

Date:  November 5, 1998                MCGRATH RENTCORP

                                       by: /s/  Delight Saxton
                                          --------------------------------------
                                           Delight Saxton
                                           Senior Vice President, Chief
                                           Financial Officer (Chief Accounting
                                           Officer) and Secretary

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits


                                 EXHIBIT INDEX


NUMBER  DESCRIPTION                                             METHOD OF FILING
------  -----------                                             ----------------
 4.1    Facility Reduction Letter for the Restated Credit
          Agreement                                              Filed herewith.

 4.2    Second Extension to the $3,000,000 Committed
          Credit Facility                                        Filed herewith.

 4.3    Note Purchase Agreement                                  Filed herewith.

10.1    The 1998 Stock Option Plan                               Filed herewith.

10.2    Examplar of Incentive Stock Option for
          Employees Under the 1998 Stock Option Plan             Filed herewith.

NUMBER  DESCRIPTION                                             METHOD OF FILING
------  -----------                                             ----------------

10.3    Examplar of Non-Qualified Stock Option for
          Directors under the 1998 Stock Option Plan             Filed herewith.

10.4    Schedule of Options Granted to Members of
          the Board of Directors                                 Filed herewith.

10.5    Examplar Form of Indemnification Agreement               Filed herewith.

27      Financial Data Schedule                                  Filed herewith.