Form 10-K405
period 1998-12-31
MCGRATH RENTCORP
filed 1999-03-31
CIK 752714

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K
--------------------------------------------------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-13292
--------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2579843
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
                         5700 LAS POSITAS ROAD, LIVERMORE, CA 94550
                          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER:                         (925) 606-9200

--------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS

                                  COMMON STOCK
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X                 No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $177,777,794 as of March 18, 1999.

     At March 18, 1999, 13,576,448 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 3, 1999, which will be filed with the Securities and Exchange commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.

     Exhibit index appears on page 35.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     McGrath RentCorp ("MGRC") is a California corporation organized in 1979. McGrath RentCorp and its majority owned subsidiary, Enviroplex, Inc. ("Enviroplex"), collectively referred to herein as the "Company", manufactures, rents and sells relocatable modular offices and rents and sells electronic test and measurement instruments with related accessories primarily in California and Texas. The Company's corporate offices are located in Livermore, California. In addition to the corporate offices, both modular and electronics operations are conducted from this facility.

     Under the trade name "Mobile Modular Management Corporation" ("MMMC"), the Company rents and sells modular equipment and related accessories to fulfill customers' temporary space needs. These units are used as temporary offices adjacent to existing facilities, and are used as sales offices, construction field offices, classrooms and for a variety of other purposes. MMMC purchases the modulars from various manufacturers who build them to MMMC's design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC's primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and from year to year depending on customer demands and requirements. Rentals and sales to school districts by MMMC represent a significant portion of MMMC's total revenues.

     Under the trade name "McGrath-RenTelco", the Company conducts electronics operations from Livermore, California and Richardson, Texas. Engineers, scientists and technicians use these instruments in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, communications, network systems, industrial, research and aerospace companies. The majority of McGrath-RenTelco's rental inventory consists of instruments manufactured by Hewlett-Packard and Tektronix.

     MGRC owns 73.2% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California. Since inception, MGRC has financed Enviroplex's operations and assisted in a variety of corporate functions such as accounting, human resources, facility improvements, and insurance. MGRC has not purchased significant quantities of manufactured product from Enviroplex. Enviroplex sales revenues were $20,672,000, $21,287,000 and $10,206,000 for
1998, 1997 and 1996, respectively.

     The rental and sale of modulars to school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 45%, 52% and 37% of the Company's consolidated rental and sales revenues for 1998, 1997 and 1996, respectively.

     Please see Note 8 to the Consolidated Financial Statements on page 29 for more information on the Company's business segments.

     The Company has 376 employees, of whom 43 are primarily administrative and executive personnel, and the remaining 333 are engaged in manufacturing or rental operations. None of the employees are represented by unions. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems which results in the efficient use of overhead. Each product line has its own sales and technical personnel.

     No single customer has accounted for more than 10% of the Company's total revenues generated in any given year. The Company's business is not seasonal, except for the rental and sale of classrooms, which is heaviest in the several months prior to the opening of school each fall.

     The Company operates with a marketing sense throughout. The Company is constantly searching for ways to streamline its service and to raise the quality of each relocatable office, classroom or instrument it manufactures, rents or sells. The Company not only manufactures, rents and sells products, it sells an old-fashioned idea: Paying attention to our customers pays off.

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

                          RELOCATABLE MODULAR OFFICES

DESCRIPTION

     Modulars are designed for use as temporary office space and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to attractive multi-modular facilities, complete with wood exteriors and mansard roofs. The rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood siding, sturdily built and physically capable of a useful life often exceeding 18 years. Units are provided with installed heat, air conditioning, lighting, electricity and floor covering, and may have customized interiors including partitioning, carpeting, cabinetwork and plumbing facilities.

     MMMC purchases new modulars from various manufacturers who build to MMMC's design specifications. None of the principal suppliers are affiliated with the Company. The Company believes that the loss of any one of these suppliers would not have a material adverse effect on its operations.

MARKETING

     The market for modulars is broad. Businesses which have a need for additional space and have adjacent land or a parking lot are potential customers. The Company's largest single demand is for temporary classrooms. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and, most recently, class size reduction (see "Classroom Rentals and Sales" below). Other applications include sales offices, administrative offices for health care facilities, universities and museums. Large multi-modular complexes are used by manufacturing, entertainment, energy and utility companies, and governmental agencies. The Company's branch offices, as well as the corporate office, are housed in various sizes of modulars.

     Since most of MMMC's customer requirements are to fill temporary space needs, the Company's marketing emphasis is on rentals rather than sales. MMMC solicits customers through extensive yellow-page advertising, telemarketing and direct mail. Customers are encouraged to visit an inventory center to view different models on display and to see a branch office, which itself is a working example of a modular application.

     Because service is a major competitive factor in the rental of modulars, MMMC offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, rapid delivery and timely maintenance of its units, both prior to delivery of the unit and while it is on rent. MMMC has sales and maintenance staffs trained in the Company's understanding of excellence in service.

RENTALS

     Rental periods range from one month to ten years with a typical rental period of one year. Most rental agreements provide no purchase options; and when a rental agreement does provide the customer with a purchase option, it is generally on terms attractive to MMMC.

     The customer is responsible for the costs of insuring the unit, transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return of the unit to one of MMMC's three inventory centers and certain costs for customization. MMMC maintains the units in good working order while on rent. Upon return, the units are refurbished for subsequent use. Refurbishment work can include floor tile repairs, roof maintenance, cleaning, painting and other cosmetic repairs.

     At December 31, 1998, MMMC had 15,139 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $216,414,000 or an average cost per unit of $14,000. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. At December 31, 1998, fleet utilization was 78.3% and average fleet utilization during 1998 (average of all the monthly figures) was 77.6%. Excluding new equipment not previously rented, fleet utilization at December 31, 1998 was 83.0% and average fleet utilization during 1998 was 83.1%.

SALES

     In addition to operating its rental fleet, MMMC sells modulars to customers who have a permanent use for such units. These sales arise out of our marketing efforts for the rental fleet. Such sales can be of either new units or used units from the rental fleet, which permits an orderly turnover of older units. During 1998, MMMC's largest sale of modulars was for new classrooms to a school district for approximately $6,110,000 of which 69% of the total contract was the demolition of existing buildings, site improvements and installation of new classrooms. This sale represented approximately 26% of MMMC's sales, 12% of the Company's consolidated sales, and 5% of the Company's consolidated revenues.

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

     Competition in the rental and sale of relocatable modular offices is intense. Many firms are engaged in the rental of modulars, and some have substantially greater financial resources than MMMC. Significant competitive factors in the rental business include availability, price, services, reliability, appearance and functionality of the product. MMMC markets high-quality, well constructed and attractive modulars. MMMC believes the strategy for modulars calls for creating facility and infrastructure capabilities that its competitors cannot duplicate. The Company has constructed three new inventory facilities over the last few years. These facilities and related infrastructure enable the Company to modify buildings efficiently and cost effectively to meet its customers' needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. The Company is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of its units. The efficiency and responsiveness continues to be enhanced by the Company's computer based relational database programs that control its internal operations. MMMC anticipates strong competition in the future and believes the process of improvement is ongoing.

CLASSROOM SALES BY ENVIROPLEX

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     Enviroplex manufactures moment-resistant, rigid steel framed portable classrooms built to the requirements of the DSA and sells directly to school districts. The moment-resistant, rigid steel framed classroom is engineered to have the structural columns support the weight of the building. This offers the customer greater design flexibility as to overall classroom size and the placement of doors and windows. Enviroplex fabricates most of the structural steel component parts using only mill certified sheet steel. Enviroplex's standard designs have been engineered for strength and durability using lighter weight steel. Customers are offered a wide variety of the DSA pre-approved classroom sizes and features with market established pricing which could save them valuable time on their classroom project. Additional customization features include restrooms, computer lab setups, interior offices, cabinetwork and kitchen facilities.

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

     Enviroplex manufactures solid, attractive classrooms. Through value engineering, Enviroplex has simplified its manufacturing process by changing materials, determining which components are made in-house versus purchased, reducing the number of components and increasing the production efficiency at an overall lower cost without sacrificing quality. Enviroplex's strategy is to improve the quality and flexibility of its product. Enviroplex understands that its customers want more than a quality classroom, competitively priced and delivered on time, and believes its niche is providing customers with choices in design flexibility and customization. Management believes this strategy gives Enviroplex a competitive edge.

     Enviroplex purchases raw materials from a variety of suppliers. Each component part has multiple suppliers. Enviroplex believes the loss of any one of these suppliers would not have a material adverse affect on its operations.

CLASSROOM RENTALS AND SALES

     The rental and sales of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. The following table shows the approximate percentages schools are of the Company's modular rental and sales, and of its consolidated rental and sales revenues for the past five years:

        SCHOOLS AS A PERCENTAGE OF RENTAL AND SALES REVENUES

----------------------------------------------------------------------------------
                 PERCENTAGE OF:                   1998   1997   1996   1995   1994
                 --------------                   ----   ----   ----   ----   ----
Modular Rental Revenues                           44%    45%    40%    34%    38%
Modular Sales Revenues                            78%    74%    54%    38%    24%
Consolidated Rental and Sales Revenues            45%    52%    37%    27%    27%
----------------------------------------------------------------------------------

     The increases shown for 1996 and 1997 can be attributed to the Class Size Reduction Program instituted by the state of California. School districts were given great incentive to reduce class size in the lower grades from a typical 30 students to no greater than 20 students. This highly popular program created a great demand for both purchasing and renting classroom buildings.

     In California (where most of the Company's rentals to public school districts have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the DSA. However, school districts may rent classrooms that meet either the Department of Housing ("DOH") or the DSA requirements. Prior to 1988 the majority of the classrooms in the Company's rental fleet were built to the DOH requirements, and since 1988 the majority of new classrooms have been built to the DSA requirements. In 1988, California adopted a law which limits the term for which school districts may rent portable classrooms built to DOH standards to three years (under a waiver process), and which also requires the school board to indemnify the State against any claims arising out of the use of such classrooms. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. In 1993, a new law went into effect that allowed school districts which already had DOH classrooms to continue to rent them for an additional three years (i.e. up to six years in total). New orders for DOH classrooms placed after 1992 were restricted to the three year limitation as before. However, still newer legislation has been adopted that eliminates the issuance of new waivers after September 30, 1997 but extends all existing waivers until September 30, 2000. Regulations are in place that allow the ongoing use of the DOH classrooms to meet the shorter term space needs of school districts for periods up to 24 months, provided they receive a "Temporary Certification" from the DSA.

     The Company's DOH classrooms are also suitable for rent to non-school customers for commercial uses; however, the 24' x 40' standard classrooms are not as popular for commercial use. The following table shows the comparison of, and shift from 24' x 40' standard DOH classrooms to DSA classrooms marketed to school districts as of December 31, 1998, 1997, 1996, 1995 and 1994. Please note how the inventory has shifted to the DSA classrooms.

CLASSROOM COMPARISON
--------------------------------------------------------------------------------

                                                            DECEMBER 31,
    (dollar amounts in thousands)       ----------------------------------------------------
                                          1998       1997       1996       1995       1994
                                        --------   --------   --------   --------   --------
24' x 40' Standard DOH Classrooms
Rental Equipment, at cost, on rent      $ 12,704   $ 13,960   $ 13,738   $ 10,449   $ 13,114
Rental Equipment, at cost, off rent        2,249        765      1,834      5,015      3,258
                                        --------   --------   --------   --------   --------
     Total Rental Equipment, at cost    $ 14,953   $ 14,725   $ 15,572   $ 15,464   $ 16,372
                                        --------   --------   --------   --------   --------
     Total Rental Equipment, net book
       value                            $  7,368   $  7,849   $  8,952   $  9,324   $ 10,650
                                        --------   --------   --------   --------   --------
     Utilization (year-end)(1)             85.0%      94.8%      88.2%      67.6%      80.1%
                                        --------   --------   --------   --------   --------
DSA Classrooms
Rental Equipment, at cost, on rent      $ 55,697   $ 44,452   $ 26,488   $ 17,454   $ 18,644
Rental Equipment, at cost, off rent        2,724      1,308        611      3,653      1,829
                                        --------   --------   --------   --------   --------
     Total Rental Equipment, at cost    $ 58,421   $ 45,760   $ 27,099   $ 21,107   $ 20,473
                                        --------   --------   --------   --------   --------
     Total Rental Equipment, net book
       value                            $ 50,630   $ 39,535   $ 22,399   $ 17,115   $ 17,304
                                        --------   --------   --------   --------   --------
     Utilization (year-end)1               95.3%      97.1%      97.7%      82.7%      91.1%
                                        --------   --------   --------   --------   --------

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

     At December 31, 1998, the Company had an aggregate cost of electronics rental inventory and accessories of $66,573,000. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. At December 31, 1998 utilization was 51.5%, and the average utilization during 1998 (average of the monthly figures) was 54.6%. The Company rents electronics equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3.0% to 10.0% of the current manufacturers' list price. The Company depreciates its equipment over 5 to 8 years.

     The Company endeavors to keep its equipment fresh and attempts to sell equipment so that the majority of the inventory is less than five years old. The Company generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. In 1998, approximately 22% of the electronics revenues were derived from sales. The largest electronics sale during 1998 represented less than 1% of the Company's consolidated revenues.

MARKET

     The business of renting electronic test and measurement instruments is an industry which today has equipment on rent or available for rent in the United States with an aggregate original cost of several hundred million dollars. While there is a broad customer base for the rental of such instruments, most rentals are to electronics, communications, network systems, industrial, research and aerospace companies. The Company markets its electronics equipment throughout the United States and has expanded its sales staff to include outside sales representatives.

     The Company believes that customers rent electronic test and measurement instruments for many reasons. Customers frequently need equipment for short-term projects, for backup to avoid costly downtime and to evaluate new products. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. The Company also believes that a substantial portion of electronic test and measurement instruments is used for research and development projects where the relative certainty of rental costs can facilitate cost control and be useful in bidding for government contracts. Finally, as is true with the rental of any equipment, renting rather than purchasing may better satisfy the customer's budgetary constraints.

     The industry is dominated by three major companies. One of these companies is much larger than the Company, has substantially greater financial resources and is well established in the industry with a large inventory of equipment, several branch offices and experienced personnel.

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

PRODUCT HIGHLIGHTS
--------------------------------------------------------------------------------

                                                                  YEAR ENDED DECEMBER 31,
          (dollar amounts in thousands)             ----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    --------   --------   --------   --------   --------
RELOCATABLE MODULAR OFFICES
(operates under MMMC and Enviroplex)
Revenues
  Rental                                            $ 47,957   $ 41,514   $ 31,931   $ 31,577   $ 33,386
  Rental Related Services                             11,007      9,898      8,399      7,527      7,893
                                                    --------   --------   --------   --------   --------
       Total Modular Rental Operations                58,964     51,412     40,330     39,104     41,279
                                                    --------   --------   --------   --------   --------
  Sales -- MMMC                                       23,171     33,522     14,359      6,572      9,039
  Sales -- Enviroplex                                 20,672     21,287     10,206      4,775         --
                                                    --------   --------   --------   --------   --------
       Total Modular Sales                            43,843     54,809     24,565     11,347      9,039
                                                    --------   --------   --------   --------   --------
  Other                                                  448        656        885      1,415      1,055
                                                    --------   --------   --------   --------   --------
       Total Modular Revenues                       $103,255   $106,877   $ 65,780   $ 51,866   $ 51,373
                                                    ========   ========   ========   ========   ========

Percentage of Total Revenues                            76.2%      79.2%      73.9%      72.8%      75.2%
Rental Equipment, at cost (year-end)                $216,444   $196,133   $158,377   $150,389   $148,111
Rental Equipment, net book value (year-end)         $156,790   $142,816   $110,014   $106,266   $109,392
Number of Units (year-end)                            15,139     14,240     11,582     10,868     10,892
Utilization (year-end)(1)                               78.3%      78.7%      78.6%      71.0%      78.3%
Average Utilization(1)                                  77.6%      79.7%      72.1%      73.9%      79.3%
Average Rental Equipment, at cost                   $204,914   $172,680   $151,818   $149,371   $144,847
Annual Yield on Average Rental Equipment, at cost       23.4%      24.0%      21.0%      21.1%      23.0%
Gross Margin on Sales                                   30.8%      31.2%      30.7%      29.3%      28.7%

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
(operates under McGrath-RenTelco)
Revenues
  Rental                                            $ 24,010   $ 20,174   $ 17,055   $ 14,486   $ 12,763
  Rental Related Services                                521        380        319        268        265
                                                    --------   --------   --------   --------   --------
       Total Electronics Rental Operations            24,531     20,554     17,374     14,754     13,028
  Sales                                                7,201      7,212      5,610      4,492      3,661
  Other                                                  441        333        241        161        233
                                                    --------   --------   --------   --------   --------
       Total Electronics Revenues                   $ 32,173   $ 28,099   $ 23,225   $ 19,407   $ 16,922
                                                    ========   ========   ========   ========   ========

Percentage of Total Revenues                            23.8%      20.8%      26.1%      27.2%      24.8%
Rental Equipment, at cost (year-end)                $ 66,573   $ 50,351   $ 43,335   $ 35,168   $ 29,732
Rental Equipment, net book value (year-end)         $ 43,238   $ 31,270   $ 27,279   $ 21,342   $ 17,852
Utilization (year-end)(1)                               51.5%      52.6%      51.8%      53.8%      55.6%
Average Utilization(1)                                  54.6%      54.9%      54.9%      55.2%      56.0%
Average Rental Equipment, at cost                   $ 56,859   $ 46,483   $ 39,335   $ 32,255   $ 27,754
Annual Yield on Average Rental Equipment, at cost       42.2%      43.4%      43.4%      44.9%      46.0%
Gross Margin on Sales                                   32.9%      33.2%      37.3%      39.6%      40.2%

TOTAL REVENUES                                      $135,428   $134,976   $ 89,005   $ 71,273   $ 68,295
--------------------------------------------------------------------------------------------------------

(1) Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. The average utilization for the year is the average of the monthly utilization figures.

ITEM 2. PROPERTIES.

     The Company currently conducts its operations from five locations. Inventory centers, at which relocatable modular offices are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay
Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston
Area). These three branches conduct rental and sales operations from multi-modular offices, serving as working models of the Company's product. Electronic test and measurement instrument rental and sales operations are conducted from the Livermore facility and from a facility in Richardson, Texas (Dallas Area). The Company's majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay
Area).

     The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 1998. Except as noted, all properties are owned by the Company.

FACILITIES
--------------------------------------------------------------------------------

                                                               SQUARE FOOTAGE
                                                ---------------------------------------------
                                                TOTAL ACRES    OFFICE    WAREHOUSE     TOTAL
                                                -----------    ------    ---------    -------
CORPORATE OFFICES
  Livermore, California(1)                            --        9,840          --       9,840
RELOCATABLE MODULAR OFFICES
  Livermore, California(1, 2)                      139.7        7,680      53,440      61,120
  Mira Loma, California                             78.5        7,920      45,440      53,360
  Pasadena, Texas                                   50.0        3,868      24,000      27,868
ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
  Livermore, California(1)                            --        8,400       7,920      16,320
  Richardson, Texas(3)                                --        2,640       3,971       6,611
ENVIROPLEX, INC.
  Stockton, California                              13.9        3,365     102,050     105,415
OTHER
  Corona, California(4)                             10.4           --          --          --
  Arlington, Texas(5)                                1.8        1,680       2,387       4,067
                                                   -----       ------     -------     -------
                                                   294.3       45,393     239,208     284,601
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

(3) Leased office and warehouse space through April 1999, currently negotiating extension through April, 2000.

(4) Facility is for sale or lease.

(5) Facility rented out to a third party on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded in the NASDAQ National Market System under the symbol "MGRC".

     The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company's common stock, by calendar quarter for the past two years were as follows:

                                          STOCK ACTIVITY
---------------------------------------------------------------------------------------------------
                                       1998                                    1997
                       ------------------------------------    ------------------------------------
                         4Q        3Q        2Q        1Q        4Q        3Q        2Q        1Q
                       ------    ------    ------    ------    ------    ------    ------    ------
High                   $24.75    $24.50    $23.56    $24.50    $28.50    $24.75    $21.25    $15.63
Low                    $13.88    $16.88    $19.00    $19.25    $20.00    $18.75    $14.13    $12.25
Close                  $22.00    $17.00    $21.13    $19.88    $24.50    $22.88    $20.50    $14.94
Dividends Declared     $ 0.10    $ 0.10    $ 0.10    $ 0.10    $ 0.08    $ 0.08    $ 0.08    $ 0.08
---------------------------------------------------------------------------------------------------

     As of March 18, 1999, the Company's common stock was held by approximately 117 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

     The Company has declared a quarterly dividend on its common stock every quarter since 1990. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

     In March 1999, the Company issued an aggregate of 33,486 shares of its common stock to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, pursuant to the Company's Long-Term Stock Bonus Plan (as described in the Company's Proxy Statement). Under the same Plan, the Company had issued to the same two officers an aggregate of 36,840 shares of common stock in April 1998, and 28,000 shares in April 1997. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation 230.506.

     During 1996, the Company issued an aggregate of 128,494 shares of its common stock to key employees of the Company upon exercises of incentive stock options held by the employees under the Company's 1987 Incentive Stock Option Plan. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation 230.506. The Plan was registered under the Securities Act of 1933 at the end of 1996, and all stock issuances upon exercise of options thereafter were registered.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes the Company's selected financial data for the five years ended December 31, 1998 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8.

SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

                           (dollar and share amounts in thousands,
                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                    except per share data)
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Operations Data
Revenues
  Rental                                  $ 71,967   $ 61,688   $ 48,986   $ 46,063   $ 46,149
  Rental Related Services                   11,528     10,278      8,718      7,795      8,158
                                          --------   --------   --------   --------   --------
     Rental Operations                      83,495     71,966     57,704     53,858     54,307
  Sales                                     51,044     62,021     30,175     15,839     12,700
  Other                                        889        989      1,126      1,576      1,288
                                          --------   --------   --------   --------   --------
       Total Revenues                      135,428    134,976     89,005     71,273     68,295
                                          --------   --------   --------   --------   --------
Costs and Expenses
  Direct Costs of Rental Operations
     Depreciation                           16,862     14,358     12,456     11,539     11,018
     Rental Related Services                 6,531      6,287      5,515      5,024      5,707
     Other                                  13,390     10,375      8,703      7,370      7,544
                                          --------   --------   --------   --------   --------
       Total Direct Costs of Rental
          Operations                        36,783     31,020     26,674     23,933     24,269
  Cost of Sales                             35,189     42,550     20,532     10,735      8,634
                                          --------   --------   --------   --------   --------
       Total Costs                          71,972     73,570     47,206     34,668     32,903
                                          --------   --------   --------   --------   --------
          Gross Margin                      63,456     61,406     41,799     36,605     35,392
  Selling and Administrative                16,220     15,957     13,147     10,459     10,747
                                          --------   --------   --------   --------   --------
     Income from Operations                 47,236     45,449     28,652     26,146     24,645
  Interest                                   6,326      4,070      2,887      2,831      2,166
                                          --------   --------   --------   --------   --------
     Income before Provision for Income
       Taxes                                40,910     41,379     25,765     23,315     22,479
  Provision for Income Taxes                16,010     16,323      9,885      9,375      9,475
                                          --------   --------   --------   --------   --------
     Income before Minority Interest        24,900     25,056     15,880     13,940     13,004
  Minority Interest in Income of
     Subsidiary                              1,005      1,011        358         97         --
                                          --------   --------   --------   --------   --------
     Net Income                           $ 23,895   $ 24,045   $ 15,522   $ 13,843   $ 13,004
                                          --------   --------   --------   --------   --------
Cash Flow From Operating Activities       $ 55,726   $ 59,153   $ 34,688   $ 32,611   $ 34,566
                                          ========   ========   ========   ========   ========
Net Income Per Common Share:
  Basic                                   $   1.69   $   1.60   $   1.03   $   0.87   $   0.79
  Diluted                                 $   1.67   $   1.58   $   1.01   $   0.86   $   0.77
Cash Flow Per Common Share:
  Basic                                   $   3.93   $   3.95   $   2.30   $   2.04   $   2.09
  Diluted                                 $   3.88   $   3.90   $   2.27   $   2.02   $   2.05
Shares Used in Per Share Calculation:
  Basic                                     14,163     14,982     15,102     15,949     16,559
  Diluted                                   14,349     15,181     15,306     16,168     16,831
Cash Dividends Declared Per Common
  Share(1)                                $   0.40   $   0.32   $   0.28   $   0.24   $   0.22
----------------------------------------------------------------------------------------------

(1) Dividends for 1994 includes $0.055 per share declared in January 1995.

--------------------------------------------------------------------------------

                           (dollar and share amounts in thousands,
                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                    except per share data)
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Balance Sheet Data (at period end)
Rental Equipment, net                     $200,028   $174,086   $137,292   $127,608   $127,244
Total Assets                              $278,676   $252,392   $200,035   $175,130   $169,923
Notes Payable                             $ 97,000   $ 82,000   $ 53,850   $ 37,080   $ 35,950
Shareholders' Equity                      $105,394   $ 98,646   $ 88,808   $ 85,893   $ 83,839
Shares Outstanding                          13,970     14,522     14,820     15,540     16,137

Book Value Per Share                      $   7.54   $   6.79   $   5.99   $   5.53   $   5.14
Debt (Notes Payable) to Equity                0.92       0.83       0.61       0.43       0.43
Return on Average Equity                      24.0%      24.5%      18.0%      16.4%      16.1%
----------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULT OF OPERATIONS

GENERAL

     Revenues are derived primarily from the rental of relocatable modular offices and electronic test and measurement instruments. The Company has expanded the rental inventory of relocatable modular offices and electronic instruments. This expansion has been funded through internal cash flow, private placement of long-term debt and conventional bank financing.

     The major portion of the Company's revenue is derived from rental operations comprising approximately 62% of consolidated revenues in 1998 and 59% of consolidated revenues for the three years ended December 31, 1998. Over the past three years modulars comprised 71% of the cumulative rental operations, and electronics comprised 29% of the cumulative rental operations.

     The Company sells both modular and electronic equipment, which is new, previously available for rent, or manufactured by its majority owned subsidiary, Enviroplex. In the case of some modular equipment, the Company acts as a dealer of relocatable modular offices and is licensed as a dealer by governmental agencies in California and Texas. Revenues from sales of both modular and electronic equipment have comprised approximately 38% of the Company's consolidated revenues in 1998 and 40% of the Company's consolidated revenues over the last three years. During these three years, modular sales represented 86% and electronic sales represented 14%.

     The rental and sale of modulars to public school districts is a significant part of the Company's business. School business comprised 45%, 52% and 37% of the Company's consolidated rental and sales revenues for 1998, 1997 and 1996. The increases in the Company's sales and rental revenues in both 1997 and 1996 can be attributed to the Class Size Reduction Program implemented by the state of California in 1996 (see "Business -- Relocatable Modular Offices -- Classroom Rentals and Sales" above).

     The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

---------------------------------------------------------------------------------------------------------
                                                  PERCENT OF REVENUES                  PERCENT CHANGE
                                         --------------------------------------    ----------------------
                                         THREE YEARS    YEAR ENDED DECEMBER 31,    1998 OVER    1997 OVER
                                         1998 - 1996    1998     1997     1996       1997         1996
                                         --------------------------------------    ----------------------
Revenues
  Rental                                     51%         53%      46%      55%         17%         26%
  Rental Related Services                      8           9        8       10         12           18
                                            ----        ----     ----     ----
    Rental Operations                         59          62       54       65         16           25
  Sales                                       40          38       46       34        (18)         106
  Other                                        1          nm       nm        1         nm           nm
                                            ----        ----     ----     ----
    Total Revenues                           100         100      100      100         nm           52
                                            ----        ----     ----     ----
Costs and Expenses
  Direct Costs of Rental Operations
  Depreciation                                12          12       11       14         17           15
  Rental Related Services                      5           5        5        6          4           14
  Other                                        9          10        7       10         29           19
                                            ----        ----     ----     ----
    Total Direct Costs of Rental
      Operations                              26          27       23       30         19           16
Cost of Sales                                 27          26       32       23        (17)         107
                                            ----        ----     ----     ----
    Total Costs                               53          53       55       53         (2)          56
                                            ----        ----     ----     ----
      Gross Margin                            47          47       45       47          3           47
Selling and Administrative                    13          12       12       15          2           21
                                            ----        ----     ----     ----
    Income from Operations                    34          35       33       32          4           59
Interest                                       4           5        2        3         55           41
                                            ----        ----     ----     ----
    Income before Provision for Income
      Taxes                                   30          30       31       29         (1)          61
Provision for Income Taxes                    12          12       12       12         (2)          65
                                            ----        ----     ----     ----
    Income before Minority Interest           18          18       19       17         (1)          58
Minority Interest in Income of
  Subsidiary                                  nm          nm        1       nm         nm           nm
                                            ----        ----     ----     ----
    Net Income                                18          18       18       17         nm           55
---------------------------------------------------------------------------------------------------------

nm = not meaningful

FISCAL YEARS 1998 AND 1997

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     California's Class Size Reduction Program (a law enacted in July 1996) provided for facility and operational funding for the reduction of classroom size to 20 pupils for kindergarten through third grade. Due to the anticipated increase in demand for the DSA classrooms at the time, MMMC increased its supply of the DSA classrooms resulting in significantly higher levels of sales and rentals to school districts in 1997 and 1998. In late 1997 and continuing into 1998, as the industry's capacity to produce classrooms increased and the school districts' demand for new classrooms decreased, school districts were more often able to purchase new classrooms directly from manufacturers rather than from MMMC. MMMC's sales of new classrooms declined from $18,795,000 in 1997 to $10,187,000 in 1998. Included in the 1998 MMMC classroom sales is one project that accounted for 60% of the sales volume. The Company does not anticipate such a classroom sale will be repeated in 1999 for MMMC. Management believes MMMC's new classroom sales will be minimal in 1999 as a result of the industry's capacity to meet the school districts' demand for classrooms. The decline in new classroom sales could be offset to some degree by an increase in sales to schools purchasing classrooms that are currently on rent, depending on the schools' funding and long-term requirements. DSA manufacturers also produced significant quantities of classrooms for rental companies in 1998, many of which are yet to be rented. MMMC may experience competitive pricing pressures in 1999 for new rentals of classrooms as a result of the existing supply of classrooms available for rent.

     Enviroplex's sales of manufactured classrooms declined slightly in 1998 to $20,672,000 from $21,287,000 in 1997. With the passage of California's Proposition 1A (School Facilities Bond) in November 1998, Enviroplex will continue to have increased opportunities since its core business is to manufacture and sell classrooms directly to school districts. Management believes even though Enviroplex will continue to have increased opportunities in 1999, competition for orders will be fierce with the additional industry capacity.

     Rental revenues increased $10,279,000 (17%) over 1997, with MMMC contributing $6,443,000 and McGrath-RenTelco contributing $3,836,000 of the increase. The significant rental revenue increase by MMMC resulted from the large quantities of equipment shipped to schools in the latter part of 1997. The McGrath-RenTelco rental revenue increase resulted from additional market penetration including telemarketing and regional sales efforts on the East Coast. As of December 31, 1998, rental equipment on rent increased for MMMC by $17,760,000 and for McGrath-RenTelco by $7,759,000 compared to a year earlier. Average utilization for modulars declined from 79.7% in 1997 to 77.6% in 1998 resulting in a comparable decline in modulars annual yield from 24.0% to 23.4%. Average utilization for electronics declined slightly from 54.9% in 1997 to 54.6% in 1998 with electronics annual yield declining from 43.4% in 1997 to 42.2% in 1998 resulting primarily from competitive pricing pressures.

     Rental related services revenues in 1998 increased $1,250,000 (12%), over 1997. Gross margins on these services increased from 38.8% in 1997 to 43.4% in 1998.

     Sales in 1998 declined $10,977,000 (18%) due to fewer new classroom sales to school districts by MMMC. Enviroplex and McGrath-RenTelco sales volumes each declined slightly from 1997 and added to MMMC's expected decline in new classroom sales. Consolidated gross margin on sales declined slightly from 31.4% in 1997 to 31.1% in 1998. The single largest sale was for $6,110,000 by MMMC to a school district during the third quarter of 1998 consisting of new classrooms of which 69% of the total contract was for demolition of existing buildings, site improvements and installation of the new classrooms. This sale was unique as to the volume of new classrooms sold in conjunction with the amount of site work performed and is not likely to be repeated in the future. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. Enviroplex's backlog of orders as of December 31, 1998 and 1997 was $1,468,000 and $11,435,000, respectively.
Management believes schools delayed placing orders until allocation of funds from the $9.2 billion bond measure, which passed in November, 1998, was determined. Additional orders have been taken by Enviroplex since December 31, 1998, and the backlog as of March 12, 1999 was $4,070,000. (Backlog is not significant in MMMC's modular business nor in the Company's electronic business.)

     Depreciation on rental equipment in 1998 increased $2,504,000 (17%) over 1997 due to additional rental equipment purchased during 1998. Average rental equipment, at cost, during 1998 increased 19%. Other direct costs of rental operations increased $3,015,000 (29%) over 1997 primarily due to increased maintenance and repair expenses of the modular fleet. Additionally, during 1997, a significant number of school customers opted to include upfront charges in the rental rate resulting in higher amortization expense of these related upfront costs over the lease term in the subsequent periods.

     Selling and administrative expenses in 1998 increased $263,000 (2%) over 1997. During 1998, the primary factors contributing to increased selling and administrative expenses were higher expenses for facility and equipment depreciation ($585,000) and personnel and benefit costs ($539,000) offset by fewer bad debt write-offs ($220,000), fewer legal and consulting expenses ($214,000), and eliminated facility rental, cleanup and moving expenses ($253,000).

     Interest expense in 1998 increased $2,256,000 (55%) over 1997 as a result of higher average borrowing levels in 1998. The debt increase funded in part the rental equipment purchases made during 1998.

     Income before provision for taxes in 1998 decreased $469,000 (1%) from 1997 while net income decreased $150,000 from 1997. Basic earnings per share increased 6% from $1.60 in 1997 to $1.69 in 1998 due to fewer shares outstanding.

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

     The Company requires substantial capital in order to maintain an available inventory of relocatable modular offices and electronic test and measurement instruments necessary to satisfy customer requirements in a timely manner. In 1998, as in prior years, the primary use of cash was for the purchase of rental equipment. During the last three years, the growth of the rental inventory has been financed primarily by cash flow from operations, private placement of long-term debt and bank borrowings. During 1998, the Company demonstrated its strong cash flow by increasing rental assets by $36,503,000, repurchasing $12,247,000 of common stock and paying dividends of $5,386,000, while increasing its debt by only $15,000,000 during the year.

     In July, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. The outstanding balance at December 31, 1998 was $40,000,000.

     The Company believes that bank borrowings will continue to be a source of funds for the purchase of rental equipment. As the Company's assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit to its current $75,000,000 limit. At December 31, 1998, the outstanding borrowings under this line were $57,000,000. In addition to the $75,000,000 line of credit, the Company has a $3,000,000 committed line of credit facility related to its cash management services. Although no assurance can be given, the Company believes it will continue to be able to negotiate higher limits on its general bank line of credit adequate to meet capital requirements not otherwise met by operational cash flows.

     The Company had a total liabilities to equity ratio of 1.64 to 1 and 1.56 to 1 as of December 31, 1998 and 1997, respectively. The debt (notes payable) to equity ratio was 0.92 to 1 and 0.83 to 1 at December 31, 1998 and 1997, respectively.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. The following table summarizes the repurchases of the Company's common stock during 1998, 1997, 1996 and the three year totals as to the number of shares, the aggregate purchase price and the average price per share.

----------------------------------------------------------------------------------------
                                         YEAR ENDED DECEMBER 31,
                                 ----------------------------------------    THREE YEAR
                                    1998           1997           1996         TOTALS
                                 -----------    -----------    ----------    -----------
Shares Repurchased                   619,550        502,408       841,100      1,963,058
Aggregate Purchase Price         $12,247,000    $10,545,000    $8,779,000    $31,571,000
Average Price Per Share          $     19.77    $     20.99    $    10.44    $     16.08
----------------------------------------------------------------------------------------

     In February and March 1999, the Company repurchased 427,400 shares of its outstanding common stock for an aggregate purchase price of $7,813,000 (or an average price of $18.28 per share). On March 18, 1999, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.

     The Company believes that its needs for working capital and capital expenditures through 1999 and beyond will be adequately met by cash flow and bank borrowings.

MARKET RISK

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     The Company currently has no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The table below presents principal cash flows and related weighted average interest rates of the Company's notes payable at December 31, 1998 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

------------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)
                                                  YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------
                                                                                      2004 AND                   FAIR
                             1999        2000        2001        2002       2003     THEREAFTER     TOTAL       VALUE
                            -------     -------     -------     ------     ------    ----------    -------    ----------
Fixed Rate                  $    --     $    --     $ 8,000     $8,000     $8,000     $16,000      $40,000     $40,000
Average Interest Rate          6.44%       6.44%       6.44%      6.44%      6.44%       6.44%        6.44%
Variable Rate               $14,250     $28,500     $14,250     $   --     $   --     $    --      $57,000     $57,000
Average Interest Rate          6.37%       6.37%       6.37%        --         --          --         6.37%
------------------------------------------------------------------------------------------------------------------------

YEAR 2000

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

     The "Year 2000" issue is the result of computer programs using two digits rather than four to determine the applicable year. This could affect date-sensitive calculations that treat "00" as the year 1900 rather than the year 2000. An assessment of the Company's exposure related to Year 2000 issues has been completed and it is not expected to have a significant impact on the Company.

     The Company initiated a number of major system projects in 1997 and 1998 to upgrade core computer hardware, networking and software systems. These projects are replacing existing systems as opposed to simply fixing Year 2000 problems. Most of these projects have been completed and are operational; the balance is expected to be operational by September 1999. Capitalized expenditures for this process totaled $1,200,000 for the two year period ending December 31, 1998 for external labor, hardware and software costs. This amount includes the cost of new software applications installed as a result of strategic replacement projects. Prior to December 31, 1998, the Company did not separately track the internal costs incurred related to Year 2000 issues or the system conversions described above. Such internal costs are principally the related payroll costs for its information systems personnel and are not necessarily considered incremental costs to the Company. Effective January 1, 1999, the Company will begin to track these internal costs in accordance with Statement of Position 98-1, "Accounting for the costs of computer Software Developed or Obtained for Internal Use." The Company has a capital budget of approximately $800,000 for completion of its system upgrades, of which approximately $300,000 is expected to be related to internal costs. All future costs will be funded from operating cash flow.

     The Company does not significantly rely on "embedded technology" in its critical processes. Embedded technology, which means microprocessor-controlled devices as opposed to multi-purpose computers, does control some building and security operations, such as electric power management, ventilation, and building access. All building facilities are presently being evaluated, and the Company expects all systems using embedded technology to be confirmed as Year 2000 ready by June 1999. The electronics test and measurement rental equipment has been evaluated, and it appears only minor quantities of equipment pose a Year 2000 problem. If deemed important, some equipment may be upgraded. The Company asks its customers to seek definitive Year 2000 compliance guidance directly from the equipment manufacturers.

     The Company cannot predict the likelihood of a significant disruption of its customer's or supplier's businesses or the economy as a whole, either of which could have a material adverse impact on the Company. However, because the market for the Company's products is comprised of numerous customers with a variety of sizes and levels of sophistication, the noncompliance with Year 2000 of any one would not be expected to have a detrimental impact on the Company's financial position or results of operations. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company continues to communicate with vendors, customers, suppliers, service providers, and government agencies to monitor their compliance.

     The Company presently believes that its Year 2000 exposures will not present a material adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if all systems are not completed in a timely manner, or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 issue could have a material adverse effect on the Company's operations. This includes, but is not limited to, delays of equipment shipments resulting in loss of revenues, increased operating costs, loss of customers and suppliers, or other significant disruptions to the Company's business.

     The Company's contingency plan includes (1) all critical computer operating and financial data will be backed-up and printed at key dates to provide the basis for a manual system, if necessary, (2) in the event a significant number of customers are unable to issue payments, the Company has sufficient liquidity with its existing line of credit to function adequately, and (3) the Company continues to look for multiple suppliers and is also evaluating power and communication alternatives in the event of a loss of service. The contingency plan is enhanced by the fact that existing management has been in place since before computer systems were used.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           INDEX                              PAGE
                           -----                              ----
Report of Independent Public Accountants                       18
Consolidated Financial Statements
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                          19
  Consolidated Balance Sheets as of December 31, 1998, 1997
     and 1996                                                  20
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996              21
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                          22
Notes to Consolidated Financial Statements                     23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

To the Shareholders and Board of Directors of McGrath RentCorp:

     We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

San Francisco, California                 ARTHUR ANDERSEN LLP
February 17, 1999

                                MCGRATH RENTCORP
                       CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        1998        1997       1996
---------------------------------------------------------------------------------------------
REVENUES
  Rental                                                      $ 71,967    $ 61,688    $48,986
  Rental Related Services                                       11,528      10,278      8,718
                                                              --------    --------    -------
     Rental Operations                                          83,495      71,966     57,704
  Sales                                                         51,044      62,021     30,175
  Other                                                            889         989      1,126
                                                              --------    --------    -------
          Total Revenues                                       135,428     134,976     89,005
                                                              --------    --------    -------

COSTS AND EXPENSES
  Direct Costs of Rental Operations
     Depreciation                                               16,862      14,358     12,456
     Rental Related Services                                     6,531       6,287      5,515
     Other                                                      13,390      10,375      8,703
                                                              --------    --------    -------
          Total Direct Costs of Rental Operations               36,783      31,020     26,674
  Cost of Sales                                                 35,189      42,550     20,532
                                                              --------    --------    -------
          Total Costs                                           71,972      73,570     47,206
                                                              --------    --------    -------
            Gross Margin                                        63,456      61,406     41,799
  Selling and Administrative                                    16,220      15,957     13,147
                                                              --------    --------    -------
     Income from Operations                                     47,236      45,449     28,652
  Interest                                                       6,326       4,070      2,887
                                                              --------    --------    -------
     Income before Provision for Income Taxes                   40,910      41,379     25,765
  Provision for Income Taxes                                    16,010      16,323      9,885
                                                              --------    --------    -------
     Income before Minority Interest                            24,900      25,056     15,880
  Minority Interest in Income of Subsidiary                      1,005       1,011        358
                                                              --------    --------    -------
     Net Income                                               $ 23,895    $ 24,045    $15,522
                                                              ========    ========    =======

Earnings Per Share:
  Basic                                                       $   1.69    $   1.60    $  1.03
                                                              --------    --------    -------
  Diluted                                                     $   1.67    $   1.58    $  1.01
                                                              --------    --------    -------

Shares Used in Per Share Calculation:
  Basic                                                         14,163      14,982     15,102
  Diluted                                                       14,349      15,181     15,306
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------
                                                                  DECEMBER 31,
                                                              --------------------
(IN THOUSANDS)                                                  1998        1997
----------------------------------------------------------------------------------
ASSETS
Cash                                                          $    857    $    538
Accounts Receivable, less allowance for doubtful
  accounts of $650 in 1998 and 1997                             21,811      21,794
Rental Equipment, at cost:
  Relocatable Modular Offices                                  216,414     196,133
  Electronic Test Instruments                                   66,573      50,351
                                                              --------    --------
                                                               282,987     246,484
  Less Accumulated Depreciation                                (82,959)    (72,398)
                                                              --------    --------
  Rental Equipment, net                                        200,028     174,086
                                                              --------    --------
Land, at cost                                                   18,953      20,496
Buildings, Land Improvements, Equipment and Furniture,
  at cost, less accumulated depreciation of $3,858 in 1998
  and $3,177 in 1997                                            31,460      28,922
Prepaid Expenses and Other Assets                                5,567       6,556
                                                              --------    --------
          Total Assets                                        $278,676    $252,392
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes Payable                                               $ 97,000    $ 82,000
  Accounts Payable and Accrued Liabilities                      22,964      27,046
  Deferred Income                                                5,574       6,929
  Minority Interest in Subsidiary                                2,584       1,523
  Deferred Income Taxes                                         45,160      36,248
                                                              --------    --------
          Total Liabilities                                    173,282     153,746
                                                              --------    --------
Shareholders' Equity:
  Common Stock, no par value --
  Authorized -- 40,000 shares
  Outstanding -- 13,970 shares in 1998 and
                   14,522 shares in 1997                         8,138       7,757
  Retained Earnings                                             97,256      90,889
                                                              --------    --------
          Total Shareholders' Equity                           105,394      98,646
                                                              --------    --------
          Total Liabilities and Shareholders' Equity          $278,676    $252,392
                                                              ========    ========
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------
                                                   COMMON STOCK                       TOTAL
                                              ----------------------   RETAINED   SHAREHOLDERS'
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         SHARES      AMOUNT    EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995>                    15,540      $8,913    $76,980      $ 85,893
  Net Income                                         --          --     15,522        15,522
  Repurchase of Common Stock                       (841)     (2,111)    (6,668)       (8,779)
  Common Stock Issued or Reserved Under
     Long-Term Stock Bonus Plan                      21         198         --           198
  Repurchase of Common Stock in Connection
     with the Exercise of Stock Options             (28)       (298)        --          (298)
  Exercise of Stock Options                         128         459         --           459
  Dividends Declared of $0.28 Per Share              --          --     (4,187)       (4,187)
-----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                     14,820       7,161     81,647        88,808
  Net Income                                         --          --     24,045        24,045
  Repurchase of Common Stock                       (502)       (507)   (10,038)      (10,545)
  Common Stock Issued or Reserved Under
     Long-Term Stock Bonus Plan                      28         497         --           497
  Exercise of Stock Options                         176         606         --           606
  Dividends Declared of $0.32 Per Share              --          --     (4,765)       (4,765)
-----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                     14,522       7,757     90,889        98,646
  Net Income                                         --          --     23,895        23,895
  Repurchase of Common Stock                       (620)       (340)   (11,907)      (12,247)
  Common Stock Issued or Reserved Under
     Long-Term Stock Bonus Plan                      37         485         --           485
  Exercise of Stock Options                          31         236         --           236
  Dividends Declared of $0.40 Per Share              --          --     (5,621)       (5,621)
-----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                     13,970      $8,138    $97,256      $105,394
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
(IN THOUSANDS)                                                 1998        1997        1996
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                 $ 23,895    $ 24,045    $ 15,522
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                             18,794      15,771      13,483
     Gain on Sale of Rental Equipment                          (5,404)     (6,622)     (4,816)
     Proceeds from Sale of Rental Equipment                    13,759      17,748      12,599
     Change In:
       Accounts Receivable                                        (17)     (1,874)     (6,719)
       Prepaid Expenses and Other Assets                          991      (4,161)       (499)
       Accounts Payable and Accrued Liabilities                (3,850)     13,166       3,477
       Deferred Income                                         (1,354)      1,702        (740)
       Deferred Income Taxes                                    8,912        (622)      2,381
                                                             --------    --------    --------
          Net Cash Provided by Operating Activities            55,726      59,153      34,688
                                                             --------    --------    --------
Cash Flow from Investing Activities:
  Purchase of Rental Equipment                                (51,159)    (62,277)    (29,925)
  Purchase of Land, Buildings, Land Improvements,
     Equipment and Furniture                                   (4,041)    (10,594)     (8,366)
  Proceeds from Sale of Land, Buildings
     and Land Improvements                                      2,190          --          --
                                                             --------    --------    --------
          Net Cash Used in Investing Activities               (53,010)    (72,871)    (38,291)
                                                             --------    --------    --------
Cash Flow from Financing Activities:
  Net Borrowings under Bank Lines of Credit                   (25,000)     28,150      16,770
  Borrowings under Private Placement                           40,000          --          --
  Net Proceeds from the Exercise of Stock Options                 236         606         161
  Repurchase of Common Stock                                  (12,247)    (10,545)     (8,779)
  Payment of Dividends                                         (5,386)     (4,641)     (4,084)
                                                             --------    --------    --------
          Net Cash Provided by (Used in) Financing
            Activities                                         (2,397)     13,570       4,068
                                                             --------    --------    --------
          Net Increase (Decrease) in Cash                         319        (148)        465
Cash Balance, Beginning of Period                                 538         686         221
                                                             --------    --------    --------
Cash Balance, End of Period                                  $    857    $    538    $    686
                                                             ========    ========    ========
Interest Paid During the Period                              $  5,407    $  4,010    $  2,833
                                                             ========    ========    ========
Income Taxes Paid During the Period                          $  7,098    $ 16,945    $  7,540
                                                             ========    ========    ========
Dividends Declared but not yet Paid                          $  1,397    $  1,162    $  1,038
                                                             ========    ========    ========
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

     McGrath RentCorp is a California corporation organized in 1979. McGrath RentCorp and its majority owned subsidiary, Enviroplex, Inc. ("Enviroplex"), collectively referred to herein as the "Company", manufactures, rents and sells relocatable modular offices and rents and sells electronic test and measurement instruments with related accessories primarily in California and Texas. The Company's corporate offices are located in Livermore, California. In addition to the corporate offices, both modular and electronics operations are conducted from this facility.

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

     Under the trade name "McGrath-RenTelco", the Company conducts electronics operations from Livermore, California and Richardson, Texas. Engineers, scientists and technicians use these instruments in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, communications, network systems, industrial, research and aerospace companies. The majority of McGrath-RenTelco's rental inventory consists of instruments manufactured by Hewlett-Packard and Tektronix.

     McGrath RentCorp owns 73.2% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from one facility located in Stockton, California.

     The rental and sale of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 45%, 52% and 37% of the Company's consolidated rental and sales revenues for 1998, 1997 and 1996, respectively. The increase in the Company's sales revenues in 1997 was attributed to the Class Size Reduction Program implemented by the state of California in 1996.

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

     Rental related services revenue is primarily associated with relocatable modular office leases and consists of billings to customers for delivery, installation, modifications, skirting, additional site related work, and return delivery and dismantle. Revenue related to these services is recognized in the period the services are performed and accepted.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DEPRECIATION AND MAINTENANCE

     Rental equipment, buildings, land improvements, equipment and furniture are depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. The costs of major refurbishment of relocatable modular offices are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Land improvements consist of development costs incurred to build storage and maintenance facilities at each of the relocatable modular branch offices. The following estimated useful lives and residual values are used for financial reporting purposes:

RENTAL EQUIPMENT:

     Relocatable modular offices                  7 to 18 years, 0% to 18% residual value
     Electronic test instruments                  5 to 8 years, no residual value
Buildings, land improvements, equipment and
  furniture                                       5 to 50 years, no residual value

Maintenance and repairs are expensed as incurred.

OTHER DIRECT COSTS OF RENTAL OPERATION

     Other direct costs of rental operations primarily relate to costs associated with relocatable modular offices and include equipment supplies and repairs, direct labor, amortization of lease costs included in the rental rate, property and liability insurance, property taxes, and business and license fees.

WARRANTY SERVICE COSTS

     Sales of new relocatable modular offices, electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company provides limited 90-day warranties for certain sales of used rental equipment and a one-year warranty on equipment manufactured by Enviroplex. Although the Company's policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date.

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented. Actual results could differ from those estimates.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of shares of common stock outstanding for the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the reported period. Common stock equivalents result from dilutive stock options computed using the treasury stock method with the average share price for the reported period. The weighted average number of options outstanding at December 31, 1998, 1997 and 1996 were 186,624, 199,215 and 203,414, respectively.

NOTE 3. CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. Historically, the Company has not incurred significant credit related losses, however, an allowance for potential credit losses is maintained. Typically, most customers are established companies or are publicly funded entities located in California or Texas. Although no one customer accounts for more than 10% of the Company's consolidated revenues, credit risk exists in trade accounts receivable primarily due to the significant amount of business transacted with the California public school districts (K-12) which represents a significant portion of the Company's revenues (see Note 1). The lack of fiscal funding or significant reduction of funding from the State of California to the public schools could have a material adverse effect on the Company.

NOTE 4. SALES TYPE LEASE RECEIVABLES

     The Company has entered into several sales type leases. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

---------------------------------------------------------------------
                                                      December 31,
                 (in thousands)                    ------------------
                                                    1998       1997
                                                   -------    -------
Gross minimum lease payments receivable            $ 5,935    $ 5,339
Less -- unearned interest                           (1,246)    (1,012)
                                                   -------    -------
  Net investment in sales type lease receivables   $ 4,689    $ 4,327
---------------------------------------------------------------------

     As of December 31, 1998, the future minimum lease payments to be received in 1999 and thereafter are as follows:

----------------------------------------------------
(in thousands)
YEAR ENDED DECEMBER 31,
1999                                          $3,229
2000                                           1,377
2001                                             690
2002                                             362
2003                                             156
2004 and thereafter                              121
                                              ------
  Total minimum future lease payments         $5,935
----------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. NOTES PAYABLE

     On July 31, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. The outstanding balance at December 31, 1998 was $40,000,000. Among other restrictions, the agreement requires (i) the Company to maintain a minimum net worth of $80,000,000 plus 25% of all net income generated subsequent to June 30, 1998, less a maximum of $15,000,000 paid by the Company to repurchase its common stock after June 30, 1998, (restricted equity at December 31, 1998 is $80,801,000), (ii) a fixed coverage charge of not less than 2.0 to 1.0, (iii) a rolling fixed charges coverage ratio of not less than 1.5 to 1.0, and (iv) senior debt not to exceed 275% of consolidated net worth and consolidated total debt not to exceed 300% of consolidated net worth.

     The Company maintains an unsecured line of credit agreement, as amended, (the "Agreement") with its banks which expires on June 30, 1999 and permits it to borrow up to $75,000,000 of which $57,000,000 was outstanding as of December 31, 1998. The Agreement requires the Company to pay interest at prime or, at the Company's election, other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders' equity of not less than $77,800,000 plus 50% of all net income generated subsequent to June 30, 1997 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 1998 is $96,269,000),
(ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year's pro forma debt service) of not less than 1.15 to 1.0. If the Company does not amend or renegotiate the present Agreement for an additional time period prior to its expiration date, the principal amount outstanding at that time will be converted to a two-year term loan with principal due and payable in eight (8) consecutive quarterly installments.

     In addition to the $75,000,000 unsecured line of credit, the Company has a $3,000,000 committed line of credit facility (at prime rate) related to its cash management services of which none was outstanding as of December 31, 1998. This committed line related to its cash management services will expire on June 30, 1999.

     The following information relates to the lines of credit for each of the following periods:

---------------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
(dollar amounts in thousands)               -------------------------
                                              1998             1997
                                            --------          -------
Maximum amount outstanding                  $103,500          $82,000
Average amount outstanding                  $ 79,326          $60,601
Weighted average interest rate                  6.41%            6.50%
Effective interest rate at end of period        6.37%            6.70%
Prime interest rate at end of period            7.75%            8.50%
---------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

-----------------------------------------------------------------------
                                         CURRENT    DEFERRED     TOTAL
(in thousands)                           -------    --------    -------
YEAR ENDED DECEMBER 31,
---------------------------------------
1998
  Federal                                $ 5,526     $7,736     $13,262
  State                                    1,572      1,176       2,748
                                         -------     ------     -------
                                         $ 7,098     $8,912     $16,010
                                         =======     ======     =======
1997
  Federal                                $14,075     $ (809)    $13,266
  State                                    2,870        187       3,057
                                         -------     ------     -------
                                         $16,945     $ (622)    $16,323
                                         =======     ======     =======
1996
  Federal                                $ 6,032     $2,219     $ 8,251
  State                                    1,472        162       1,634
                                         -------     ------     -------
                                         $ 7,504     $2,381     $ 9,885
                                         =======     ======     =======
-----------------------------------------------------------------------

     The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

---------------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                                            -------------------------
                                            1998      1997      1996
                                            -----     -----     -----
Federal statutory rate                      35.00%    35.00%    35.00%
State taxes, net of federal benefit          4.37      4.80      4.12
Other                                       (0.24)    (0.35)    (0.75)
                                            -----     -----     -----
                                            39.13%    39.45%    38.37%
---------------------------------------------------------------------

     The following table shows the tax effect of the Company's cumulative temporary differences included in net deferred income taxes on the Company's Balance Sheets:

---------------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
(in thousands)                               ------------------------
                                              1998             1997
                                             -------          -------
Excess of tax over book depreciation         $51,417          $44,859
State income taxes                            (3,245)          (3,095)
Accrued liabilities not currently
  deductible                                    (146)          (1,189)
Revenue deferred for financial reporting
  purposes                                    (1,598)          (1,733)
Other, net                                    (1,268)          (2,594)
                                             -------          -------
                                             $45,160          $36,248
---------------------------------------------------------------------

NOTE 7. COMMON STOCK AND STOCK OPTIONS

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the 1998 Plan, 242,000 options have been granted with exercise prices ranging from $20.25 to $20.81. The options vest over 5 years and expire 10 years after grant.

     The Company adopted a 1987 Incentive Stock Option Plan (the "1987 Plan"), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Under the 1987 Plan, options have been granted with an exercise price of $3.06, $6.94 and $10.75 per share. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no further options can be issued under this plan.

     Option activity and options exercisable including weighted average exercise price for the three years ended December 31, 1998 are as follows:

----------------------------------------------------------------------------------------------------
                                                         Year Ended December 31,
                                      --------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                             1998                 1997                  1996
                                      ------------------   -------------------   -------------------
                                                Weighted              Weighted              Weighted
                                                Average               Average               Average
                                                Exercise              Exercise              Exercise
                                      Shares     Price      Shares     Price      Shares     Price
----------------------------------------------------------------------------------------------------
Options outstanding at January 1,     364,672     8.57      540,452     6.90      512,846     4.87
Options granted during the year       242,000    20.81           --       --      160,000    10.75
Options exercised during the year     (31,282)    7.55     (175,780)    3.44     (128,494)    3.58
Options terminated during the year    (34,268)   12.93           --       --       (3,900)    6.94
                                      -------    -----     --------     ----     --------    -----
Options outstanding at December 31,   541,122    13.85      364,672     8.57      540,452     6.90
                                      -------    -----     --------     ----     --------    -----
Options exercisable at December 31,   171,877     8.55      153,362     7.45      278,422     4.79
----------------------------------------------------------------------------------------------------

     The weighted average remaining life of the 541,122 options outstanding at December 31, 1998, is 6.8 years. As of December 31, 1998, 1,758,000 options can be issued under the 1998 plan.

     Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") became effective for the Company in 1996. As allowed by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

     In accordance with SFAS 123, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used in the 1998 and 1996 grants are as follows:

--------------------------------------------------------------------
                                      YEAR ENDED DECEMBER 31,
                                ------------------------------------
                                      1998                1996
                                ----------------    ----------------
Risk-free interest rates               6.5%                8.5%
Expected dividend yields               2.0%                2.6%
Expected volatility                   27.1%               17.2%
Expected option life (in
  years)                               7.5                10.0
--------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The fair value of the options granted in 1998 and 1996 are $2,182,000, $532,000 and $598,000 at December 31, 1998, 1997 and 1996, respectively.

     The following pro-forma net income and earnings per share data are computed as if compensation cost for the Stock Option Plan had been determined consistent with SFAS 123:

---------------------------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,
(in thousands, except per share amounts)  ---------------------------------
                                           1998         1997         1996
                                          -------      -------      -------
Net Income                                $23,895      $24,045      $15,522
Pro Forma net income                       23,583       24,005       15,481
  EPS
     Basic                                   1.69         1.60         1.03
     Diluted                                 1.67         1.58         1.01
Pro Forma EPS
     Basic                                   1.67         1.60         1.03
     Diluted                                 1.64         1.58         1.01
---------------------------------------------------------------------------

     In 1985, the Company established an Employee Stock Ownership Plan, as amended. Under the terms of the plan, the Company makes annual contributions in the form of cash or common stock of the Company to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. A contribution of $750,000 was approved for 1998 and 1997 and $650,000 for 1996.

     In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the "LTB Plan") under which 400,000 shares of common stock are reserved for grant to officers and key employees. The stock bonuses granted under the LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the LTB Plan vest over 5 years from the grant date contingent on the employee's continued employment with the Company. As of December 31, 1998, 172,408 shares of common stock have been granted, of which 107,951 shares of common stock are vested. Future grants of 41,109 shares of common stock are authorized by the Board of Directors to be issued under the LTB Plan in the event the Company reaches the highest level of achievement. Compensation expense for 1998, 1997 and 1996 under these plans was $485,000, $497,000 and $198,000 respectively, and is based on a combination of the anticipated shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company's common stock.

     The Board of Directors has authorized the repurchase of shares of the Company's outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. In 1996, the Company repurchased 841,100 shares of common stock for an aggregate repurchase price of $8,779,000 or an average price of $10.44 per share. In 1997, the Company repurchased 502,408 shares of common stock for an aggregate repurchase price of $10,545,000 or an average price of $20.99 per share. In 1998, the Company repurchased 619,550 shares of common stock for an aggregate repurchase price of $12,247,000 or an average price of $19.77 per share. As of December 31, 1998, 819,900 shares remain authorized for repurchase (see Note 10 below).

NOTE 8. BUSINESS SEGMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company defined its business segments based on the nature of operations for the purpose of reporting under SFAS 131. The

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's three reportable segments are Mobile Modular Management Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of each of these segments is described in Note 1, Organization and Business, and the accounting policies of the segments are described in Note 2, Significant Accounting Policies. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 1998, 1997, and 1996 for the Company's reportable segments is shown in the following table:

------------------------------------------------------------------------------------------
                                        MODULARS   ELECTRONICS   ENVIROPLEX   CONSOLIDATED
            (in thousands)              --------   -----------   ----------   ------------
YEAR ENDED DECEMBER 31,
1998
Rental Operation Revenues               $58,964      $24,531      $    --       $ 83,495
Sales and Other Revenues                 23,619        7,642       20,672         51,933
Total Revenues                           82,583       32,173       20,672        135,428
Depreciation on Rental Equipment          9,398        7,464           --         16,862
Interest Expense                          4,802        1,505           19          6,326
Income before Income Taxes               23,133       11,875        5,902         40,910
Rental Equipment Acquisitions            28,970       22,189           --         51,159
Accounts Receivable, net (year-end)      10,765        6,900        4,146         21,811
Rental Equipment, at cost (year-end)    216,414       66,573           --        282,987

1997
Rental Operation Revenues               $51,412      $20,554      $    --       $ 71,966
Sales and Other Revenues                 34,178        7,545       21,287         63,010
Total Revenues                           85,590       28,099       21,287        134,976
Depreciation on Rental Equipment          8,154        6,204           --         14,358
Interest Expense                          3,148          880           42          4,070
Income before Income Taxes               24,708       10,723        5,948         41,379
Rental Equipment Acquisitions            49,303       12,974           --         62,277
Accounts Receivable, net (year-end)      10,449        6,567        4,778         21,794
Rental Equipment, at cost (year-end)    196,133       50,351           --        246,484

1996
Rental Operation Revenues               $40,330      $17,374      $    --       $ 57,704
Sales and Other Revenues                 15,244        5,851       10,206         31,301
Total Revenues                           55,574       23,225       10,206         89,005
Depreciation on Rental Equipment          7,265        5,191           --         12,456
Interest Expense                          2,221          580           86          2,887
Income before Income Taxes               15,026        8,700        2,039         25,765
Rental Equipment Acquisitions            16,246       13,679           --         29,925
Accounts Receivable, net (year-end)      11,678        5,220        3,022         19,920
Rental Equipment, at cost (year-end)    158,377       43,335           --        201,712
------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for each of the two years ended December 31, 1998 is summarized below:

----------------------------------------------------------------------------------------------
                                                                  1998
(in thousands, except per share amounts)  ----------------------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH      YEAR
                                          ----------------------------------------------------
OPERATIONS DATA
  Total revenues                          $ 27,350   $ 33,475   $ 44,478   $ 30,125   $135,428
  Gross margin                              13,565     15,863     18,680     15,348     63,456
  Income from operations                     9,860     12,024     14,120     11,232     47,236
  Income before income taxes                 8,409     10,441     12,434      9,626     40,910
  Net income                                 4,968      5,974      7,088      5,865     23,895

  Earnings per share:
     Basic                                $   0.34   $   0.42   $   0.50   $   0.42   $   1.69
     Diluted                              $   0.34   $   0.42   $   0.50   $   0.41   $   1.67
  Dividends declared per share            $   0.10   $   0.10   $   0.10   $   0.10   $   0.40

BALANCE SHEET DATA
  Rental equipment, net                   $178,003   $186,883   $190,461   $200,028   $200,028
  Total assets                             256,968    266,575    274,932    278,676    278,676
  Notes payable                             97,747    103,500    100,000     97,000     97,000
  Shareholders' equity                      93,587     97,168    101,049    105,394    105,394

------------------------------------------------------------------------------------------
                                                              1997
                                      ----------------------------------------------------
                                       FIRST      SECOND     THIRD      FOURTH      YEAR
                                      ----------------------------------------------------
OPERATIONS DATA
  Total revenues                      $ 26,842   $ 33,459   $ 45,352   $ 29,323   $134,976
  Gross margin                          12,591     15,084     19,537     14,194     61,406
  Income from operations                 9,233     11,396     14,574     10,246     45,449
  Income before income taxes             8,360     10,407     13,531      9,081     41,379
  Net income                             4,919      6,082      7,702      5,342     24,045

  Earnings per share:
     Basic                            $   0.33   $   0.41   $   0.51   $   0.36   $   1.60
     Diluted                          $   0.33   $   0.40   $   0.51   $   0.35   $   1.58
  Dividends declared per share        $   0.08   $   0.08   $   0.08   $   0.08   $   0.32

BALANCE SHEET DATA
  Rental equipment, net               $141,821   $146,343   $158,693   $174,086   $174,086
  Total assets                         206,221    222,940    237,963    252,392    252,392
  Notes payable                         52,000     65,000     65,800     82,000     82,000
  Shareholders' equity                  93,005     97,922    104,465     98,646     98,646
------------------------------------------------------------------------------------------

NOTE 10. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

     In February and March, 1999, the Company repurchased 427,400 shares of its outstanding common stock for an aggregate purchase price of $7,813,000 (or an average price of $18.28 per share). On March 18, 1999, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 3, 1999, which will be filed with the Securities and Exchange Commission by not later than April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 3, 1999, which will be filed with the Securities and Exchange Commission by not later than April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 3, 1999, which will be filed with the Securities and Exchange Commission by not later than April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 3, 1999, which will be filed with the Securities and Exchange Commission by not later than April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index of documents filed as part of this report:

     1. The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

                                                                PAGE OF
                                                              THIS REPORT
                                                              -----------
Report of Independent Public Accountants                          18
  Consolidated Financial Statements
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                             19
  Consolidated Balance Sheets as of December 31, 1998 and
     1997                                                         20
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996                 21
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                             22
  Notes to Consolidated Financial Statements                      23

     2. Financial Statement Schedules. None

     3. Exhibits. See Index of Exhibits on page 35 of this report.

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

     Date: March 18, 1999                 MCGRATH RENTCORP

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

                NAME                                        TITLE                          DATE
                ----                                        -----                          ----

/s/ Robert P. McGrath                    Chairman of the Board and Chief Executive    March 18, 1999
------------------------------------     Officer
Robert P. McGrath

/s/ Delight Saxton                       Senior Vice President, Chief Financial       March 18, 1999
------------------------------------     Officer (Chief Accounting Officer),
Delight Saxton                           Secretary and Director

/s/ Joan McGrath                         Director                                     March 18, 1999
------------------------------------
Joan McGrath

                                MCGRATH RENTCORP

                               INDEX TO EXHIBITS

NUMBER             DESCRIPTION                                   METHOD OF FILING
------             -----------                                   ----------------
 3.1      Articles of Incorporation of      Filed as exhibit 19.1 to the Company's Quarterly Report on
          McGrath RentCorp                  Form 10-Q for the quarter ended June 30, 1988 (filed August
                                            14, 1988), and incorporated herein by reference.
 3.1.1    Amendment to Articles of          Filed as exhibit 3.1 to the Company's Registration
          Incorporation of McGrath          Statement on Form S-1 (filed March 28, 1991 Registration
          RentCorp                          No. 33-39633), and incorporated herein by reference.
 3.1.2    Amendment to Articles of          Filed as exhibit 3.1.2 to the Company's Annual Report on
          Incorporation of McGrath          Form 10-K for the year ended December 31, 1997 (filed March
          RentCorp                          31, 1998), incorporated herein by reference.
 3.2      Amended and Restated By-Laws      Filed as exhibit 3.1 to the Company's Annual Report on Form
          of McGrath RentCorp               10-K for the year ended December 31, 1990 (filed March 28,
                                            1991), incorporated herein by reference.
 3.2.1    Amendment of By-Laws of           Filed as exhibit 3.2.1 to the Company's Annual Report on
          McGrath RentCorp                  Form 10-K for the year ended December 31, 1997 (filed March
                                            31, 1998), incorporated herein by reference.
 3.2.2    Amendment of By-Laws of           Filed herewith.
          McGrath RentCorp
 4.1      Amended and Restated Credit       Filed as exhibit 4.1 to the Company's Quarterly Report on
          Agreement                         Form 10-Q for the quarter ended June 30, 1997 (filed August
                                            1, 1997), and incorporated herein by reference.
 4.1.1    First Amendment to the            Filed as exhibit 4.1.1 to the Company's Annual Report on
          Restated Credit Agreement         Form 10-K for the year ended December 31, 1997 (filed March
                                            31, 1998), incorporated herein by reference.
 4.1.2    Second Amendment to the           Filed as exhibit 4.1.2 to the Company's Annual Report on
          Restated Credit Agreement         Form 10-K for the year ended December 31, 1997 (filed March
                                            31, 1998), incorporated herein by reference.
 4.1.3    Third Amendment to the            Filed as exhibit 4.1 to the Company's Quarterly Report on
          Restated Credit Agreement         Form 10-Q for the quarter ended March 31, 1998 (filed May
                                            13, 1998), incorporated herein by reference.
 4.1.4    Facility Reduction Letter for     Filed as exhibit 4.1 to the Company's Quarterly Report on
          Restated Credit Agreement         Form 10-Q for the quarter ended September 30, 1998 (filed
                                            November 12, 1998), incorporated herein by reference.
 4.2      $3,000,000 Committed Credit       Filed as exhibit 4.1 to the Company's Quarterly Report on
          Facility                          Form 10-Q for the quarter ended September 30, 1997 (filed
                                            November 11, 1997), and incorporated herein by reference.
 4.2.1    First Extension $3,000,000        Filed as exhibit 4.1 to the Company's Quarterly Report on
          Committed Credit Facility         Form 10-Q for the quarter ended June 30, 1998 (filed August
                                            11, 1998), and incorporated herein by reference.
 4.2.2    Second Extension $3,000,000       Filed as exhibit 4.2 to the Company's Quarterly Report on
          Committed Credit Facility         Form 10-Q for the quarter ended September 30, 1998 (filed
                                            November 12, 1998), and incorporated herein by reference.
 4.3      Note Purchase Agreement           Filed as exhibit 4.3 to the Company's Quarterly Report on
                                            Form 10-Q for the quarter ended September 30, 1998 (filed
                                            November 12, 1998), and incorporated herein by reference.
 4.3.1    Schedule of Notes with Sample     Filed as exhibit 4.3 to the Company's Quarterly Report on
          Note                              Form 10-Q for the quarter ended June 30, 1998 (filed August
                                            11, 1998), and incorporated herein by reference.
 4.4      $5,000,000 Optional Credit        Filed as exhibit 4.2 to the Company's Annual Report on Form
          Facility with Union Bank of       10-K for the year ended December 31, 1996 (filed March 31,
          California, N.A.                  1997), and incorporated herein by reference.
 4.4.1    First Extension to the            Filed as exhibit 4.3.1 to the Company's Annual Report on
          $5,000,000 Optional Credit        Form 10-K for the year ended December 31, 1997 (filed March
          Facility with Union Bank of       31, 1998), incorporated herein by reference
          California, N.A.
 4.4.2    Second Extension to the           Filed as exhibit 4.2 to the Company's Quarterly Report on
          $5,000,000 Optional Credit        Form 10-Q for the quarter ended June 30, 1997 (filed August
          Facility with Union Bank of       1, 1997), and incorporated herein by reference.
          California, N.A.

NUMBER             DESCRIPTION                                   METHOD OF FILING
------             -----------                                   ----------------
 4.4.3    Third Extension to the            Filed as exhibit 4.2 to the Company's Quarterly Report on
          $5,000,000 Optional Credit        Form 10-Q for the quarter ended September 30, 1997 (filed
          Facility with Union Bank of       November 11, 1997), and incorporated herein by reference.
          California, N.A.
 4.4.4    Fourth Extension to the           Filed as exhibit 4.2 to the Company's Quarterly Report on
          $5,000,000 Optional Credit        Form 10-Q for the quarter ended June 30, 1998 (filed August
          Facility with Union Bank of       11, 1998), and incorporated herein by reference.
          California, N.A.
 4.5      $5,000,000 Optional Credit        Filed as exhibit 4.3 to the Company's Quarterly Report on
          Facility with Fleet Bank, N.A.    Form 10-Q for the quarter ended September 30, 1997 (filed
                                            November 11, 1997), and incorporated herein by reference.
 4.6      $15,000,000 Short Term            Filed as exhibit 4.2 to the Company's Quarterly Report on
          Business Loan Agreement           Form 10-Q for the quarter ended March 31, 1998 (filed May
                                            13, 1998), incorporated herein by reference.
10.1      The McGrath RentCorp 1987         Filed as exhibit 19.3 to the Company's Quarterly Report on
          Incentive Stock Option Plan       Form 10-Q for the quarter ended June 30, 1988 (filed August
                                            14, 1988), and incorporated herein by reference.
10.1.1    Exemplar of the Form of the       Filed as exhibit 19.3 to the Company's Quarterly Report on
          Incentive Stock Option            Form 10-Q for the quarter ended June 30, 1988 (filed August
          Agreement                         14, 1988), and incorporated herein by reference.
10.2      The 1998 Stock Option Plan        Filed as exhibit 10.1 to the Company's Quarterly Report on
                                            Form 10-Q for the quarter ended September 30, 1998 (filed
                                            November 12, 1998), and incorporated herein by reference.
10.2.1    Examplar of Incentive Stock       Filed as exhibit 10.2 to the Company's Quarterly Report on
          Option for Employees Under the    Form 10-Q for the quarter ended September 30, 1998 (filed
          1998 Stock Option Plan            November 12, 1998), and incorporated herein by reference.
10.2.2    Examplar of Non-Qualified         Filed as exhibit 10.3 to the Company's Quarterly Report on
          Stock Option for Directors        Form 10-Q for the quarter ended September 30, 1998 (filed
          under the 1998 Stock Option       November 12, 1998), and incorporated herein by reference.
          Plan
10.2.3    Schedule of Options Granted to    Filed as exhibit 10.4 to the Company's Quarterly Report on
          Members of the Board of           Form 10-Q for the quarter ended September 30, 1998 (filed
          Directors                         November 12, 1998), and incorporated herein by reference.
10.3      Exemplar of the Form of the       Filed as exhibit 19.5 to the Company's Quarterly Report on
          Directors, Officers and Other     Form 10-Q for the quarter ended June 30, 1988 (filed August
          Agents Indemnification            14, 1988), and incorporated herein by reference.
          Agreements
10.3.1    Examplar Form of                  Filed as exhibit 10.5 to the Company's Quarterly Report on
          Indemnification Agreement         Form 10-Q for the quarter ended September 30, 1998 (filed
                                            November 12, 1998), and incorporated herein by reference.
10.4      Long-Term Stock Bonus Plan        Filed as exhibit 10.3 to the Company's Annual Report on
          together with Exemplar Long-      Form 10-K for the year ended December 31, 1990 (filed March
          Term Stock Bonus Agreement        28, 1991), and incorporated herein by reference.
27        Financial Data Schedule           Filed electronically.

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