Form 10-Q
period 1999-03-31
MCGRATH RENTCORP
filed 1999-05-14
CIK 752714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1999

                         COMMISSION FILE NUMBER 0-13292


                    ---------------------------------------

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


                    ---------------------------------------


                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                                     No [ ]

        At May 14, 1999, 13,466,098 shares of Registrant's Common Stock were outstanding.


================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

-------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
(in thousands, except per share amounts)                  1999             1998
-------------------------------------------------------------------------------------
Revenues
   Rental                                                $ 18,979           $ 16,981
   Rental Related Services                                  2,434              2,223
                                                         --------           --------
     Rental Operations                                     21,413             19,204
   Sales                                                    6,863              7,952
   Other                                                      218                194
                                                         --------           --------
        Total Revenues                                     28,494             27,350
                                                         --------           --------

Costs and Expenses
   Direct Costs of Rental Operations
     Depreciation                                           4,666              3,847
     Rental Related Services                                1,338              1,664
     Other                                                  3,133              3,025
                                                         --------           --------
        Total Direct Costs of Rental Operations             9,137              8,536
   Costs of Sales                                           4,860              5,249
                                                         --------           --------
        Total Costs                                        13,997             13,785
                                                         --------           --------
            Gross Margin                                   14,497             13,565
   Selling and Administrative                               4,199              3,705
                                                         --------           --------
     Income from Operations                                10,298              9,860
   Interest                                                 1,516              1,451
                                                         --------           --------
     Income Before Provision for Income Taxes               8,782              8,409
   Provision for Income Taxes                               3,447              3,313
                                                         --------           --------
     Income Before Minority Interest                        5,335              5,096
   Minority Interest in Income of Subsidiary                  (36)               128
                                                         --------           --------
     Net Income                                          $  5,371           $  4,968
                                                         ========           ========

Earnings Per Share:
   Basic                                                 $   0.39           $   0.34
                                                         --------           --------
   Diluted                                               $   0.38           $   0.34
                                                         --------           --------
Shares Used in Per Share Calculation:
   Basic                                                   13,820             14,436
   Diluted                                                 13,991             14,635
------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

----------------------------------------------------------------------------------------------
                                                                MARCH 31,         DECEMBER 31,
                                                                ------------------------------
(in thousands)                                                    1999               1998
----------------------------------------------------------------------------------------------
Assets
Cash                                                            $   4,749           $     857
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 1999 and 1998                               15,717              21,811

Rental Equipment, at cost:
   Relocatable Modular Offices                                    218,335             216,414
   Electronic Test Instruments                                     66,686              66,573
                                                                ---------           ---------
                                                                  285,021             282,987
   Less Accumulated Depreciation                                  (86,013)            (82,959)
                                                                ---------           ---------
   Rental Equipment, net                                          199,008             200,028
                                                                ---------           ---------

Land, at cost                                                      18,953              18,953
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $4,210
   in 1999 and $3,858 in 1998                                      31,791              31,460
Prepaid Expenses and Other Assets                                   4,558               5,567
                                                                ---------           ---------
        Total Assets                                            $ 274,776           $ 278,676
                                                                =========           =========

Liabilities and Shareholders' Equity
Liabilities:
   Notes Payable                                                $ 101,450           $  97,000
   Accounts Payable and Accrued Liabilities                        20,161              22,964
   Deferred Income                                                  2,753               5,574
   Minority Interest in Subsidiary                                  2,548               2,584
   Deferred Income Taxes                                           48,609              45,160
                                                                ---------           ---------
        Total Liabilities                                         175,521             173,282
                                                                ---------           ---------

Shareholders' Equity:
   Common Stock, no par value --
     Authorized -- 40,000 shares
     Outstanding -- 13,463 shares in 1999 and
           13,970 shares in 1998                                    7,824               8,138
   Retained Earnings                                               91,431              97,256
                                                                ---------           ---------
        Total Shareholders' Equity                                 99,255             105,394
                                                                ---------           ---------
        Total Liabilities and Shareholders' Equity              $ 274,776           $ 278,676
                                                                =========           =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
(in thousands)                                                  1999              1998
------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
   Net Income                                                 $  5,371           $  4,968
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                              5,059              4,202
      Gain on Sale of Rental Equipment                          (1,313)            (1,389)
      Proceeds from Sale of Rental Equipment                     3,567              3,512
      Change In:
        Accounts Receivable                                      6,094              1,470
        Prepaid Expenses and Other Assets                        1,009               (794)
        Accounts Payable and Accrued Liabilities                (3,056)           (10,636)
        Deferred Income                                         (2,821)               972
        Deferred Income Taxes                                    3,448              3,299
                                                              --------           --------
           Net Cash Provided by Operating Activities            17,358              5,604
                                                              --------           --------

Cash Flow from Investing Activities:
   Purchase of Rental Equipment                                 (5,901)            (9,888)
   Purchase of Land, Buildings, Land Improvements,
      Equipment and Furniture                                     (724)              (784)
                                                              --------           --------
           Net Cash Used in Investing Activities                (6,625)           (10,672)
                                                              --------           --------

Cash Flow from Financing Activities:
   Net Borrowings Under Notes Payable                            4,450             15,747
   Net Proceeds from the Exercise of Stock Options                  --                183
   Repurchase of Common Stock                                   (9,894)            (8,795)
   Payment of Dividends                                         (1,397)            (1,162)
                                                              --------           --------
           Net Cash Provided (Used) by Financing
Activities                                                      (6,841)             5,973
                                                              --------           --------

           Net Increase in Cash                                  3,892                905
Cash Balance, Beginning of Period                                  857                538
                                                              --------           --------
Cash Balance, End of Period                                   $  4,749           $  1,443
                                                              ========           ========

Interest Paid During the Period                               $  2,075           $  1,440
                                                              ========           ========
Income Taxes Paid During the Period                           $     (8)          $     14
                                                              ========           ========
Dividends Declared but not yet Paid                           $  1,616           $  1,414
                                                              ========           ========
------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the three months ended March 31, 1999 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 1999 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2. NOTES PAYABLE

        In April 1999, the Company amended its unsecured line of credit agreement (the "Agreement") with its banks to reduce the minimum shareholders' equity requirement to allow further repurchases of the Company's common stock. The Agreement requires the Company to maintain shareholders' equity of not less than $85,000,000 plus 50% of all net income generated subsequent to March 31, 1999 plus 90% of any new stock issuance proceeds. All other terms and conditions remained the same.

NOTE 3. BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 1999 and 1998 for the Company's reportable segments is shown in the following table:

-----------------------------------------------------------------------------------------------------------------
  (in thousands)                                MODULARS        ELECTRONICS      ENVIROPLEX          CONSOLIDATED
                                                --------        -----------      ----------          ------------
THREE MONTHS ENDED MARCH 31,
1999
Rental Operation Revenues                       $ 14,882          $  6,531            $   --           $ 21,413
Sales and Other Revenues                           2,688             2,395             1,998              7,081
Total Revenues                                    17,570             8,926             1,998             28,494
Depreciation on Rental Equipment                   2,498             2,168                --              4,666
Interest Expense                                   1,161               399               (44)             1,516
Income before Income Taxes                         5,824             3,174              (216)             8,782
Rental Equipment Acquisitions                      2,465             3,436                --              5,901
Accounts Receivable, net (period end)              6,554             7,379             1,784             15,717
Rental Equipment, at cost (period end)           218,335            66,686                --            285,021

1998
Rental Operation Revenues                       $ 13,656          $  5,548            $   --           $ 19,204
Sales and Other Revenues                           2,102             2,696             3,348              8,146
Total Revenues                                    15,758             8,244             3,348             27,350
Depreciation on Rental Equipment                   2,191             1,656                --              3,847
Interest Expense                                   1,094               325                32              1,451
Income before Income Taxes                         4,631             3,013               765              8,409
Rental Equipment Acquisitions                      5,642             4,246                --              9,888
Accounts Receivable, net (period end)              7,034             7,070             6,220             20,324
Rental Equipment, at cost (period end)           200,067            52,341                --            252,408
---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        Rental revenues for the three months ended March 31, 1999 increased $1,998,000 (12%) over the comparative period in 1998, with Mobile Modular Management Corporation ("MMMC") contributing $1,018,000 and McGrath-RenTelco contributing $980,000. MMMC's rental revenues increased as a result of having $17,182,000 more equipment on rent compared to a year earlier. For Modulars, average monthly yield of 1.93% and average utilization of 82.2%, exclusive of equipment not previously rented, were approximately the same for each period reported. McGrath-RenTelco's rental revenues increased as a result of having $4,724,000 more equipment on rent compared to a year earlier offset by an average monthly yield decline from 3.53% in 1998 to 3.20% in 1999. Electronics average utilization for the first quarter declined from 55.5% in 1998 to 51.3% in 1999.

        Rental related services revenues for the three months ended March 31, 1999 increased $211,000 (9%) as compared to the same period in 1998 as a result of higher volume of modular equipment movements and site requirements in 1999. Gross margins on these services for the quarter increased from 25% in 1998 to 45% in 1999 due to the mix of services performed in 1999 and approximates the 1998 annual gross margin of 43%.

        Sales for the three months ended March 31, 1999 declined $1,089,000 (14%) as compared to the same period in 1998 primarily due to fewer sales by Enviroplex of manufactured classrooms to school districts. MMMC and McGrath-RenTelco's sales volumes were consistent with the 1998 comparative period. Consolidated gross margin on sales declined for the quarter from 34% in 1998 to 29% in 1999 due to Enviroplex's lower margin on classrooms sold during the first quarter of 1999. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

        Enviroplex's backlog of orders as of March 31, 1999 and 1998 was $4,042,000 and $14,322,000, respectively. Management believes schools have delayed placing orders until allocation of funds from the $9.2 billion California bond measure, which passed in November 1998, is determined. Enviroplex has taken additional orders since March 31, 1999 and the backlog as of May 7, 1999 was $5,969,000. Backlog is not significant in MMMC's modular business or in McGrath-RenTelco's electronics business.

        Depreciation on rental equipment for the three months ended March 31, 1999 increased $819,000 (21%) over the comparative period in 1998 due to the additional rental equipment purchased during 1998. Modular rental equipment, at cost, increased 9% and Electronics rental equipment, at cost, increased 27% between March 31, 1998 and March 31, 1999. Other direct costs of rental operations increased $108,000 (4%) over the first quarter in 1998 primarily due to increased maintenance costs of the modular rental equipment.

        Selling and administrative expenses increased $494,000 (13%) for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to higher bad debt expense ($292,000) resulting from an unusual write-off of $282,000. Additionally, higher advertising expenses ($83,000) for brochure development, web page design, and yellow page advertising contributed to the increase in selling and administrative expenses.

        Interest expense for the three months ended March 31, 1999 increased $65,000 (4%) over 1998 as a result of a higher average borrowing level offset by a lower average interest rate in 1999. The debt increase funded part of the significant rental equipment purchases made during 1998.

        Income before provision for taxes for the three months ended March 31, 1999 increased $373,000 (4%) from $8,409,000 in 1998 to $8,782,000 in 1999 while net income increased $403,000 (8%) from $4,968,000 in 1998 to $5,371,000 in 1999. The higher percentage increase for net income in 1999 is due to the decrease in minority interest in income of Enviroplex combined with a lower effective tax rate in 1999 of 39.25% compared to 39.40% in 1998. Earnings per share for the three months ending March 31, 1999 increased 13% over the same period in 1998 from $0.34 per share to $0.39 per share as a result of higher earnings and fewer outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company had a total liabilities to equity ratio of 1.77 to 1 and
1.64 to 1 as of March 31, 1999 and December 31, 1998, respectively. The debt (notes payable) to equity ratio was 1.02 to 1 and 0.92 to 1 as of March 31, 1999 and December 31, 1998, respectively.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 1999, the Company repurchased 540,400 shares of its outstanding common stock for an aggregate purchase price of $9,893,562 (or an average price of $18.31 per share). On March 18, 1999, the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. As of May 14, 1999, 887,000 shares remain authorized for repurchase.

        The Company believes that its needs for working capital and capital expenditures through 1999 and beyond will adequately be met by cash flow and bank borrowings.

MARKET RISK

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of March 31, 1999, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

YEAR 2000

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The "Year 2000" issue is the result of computer programs using two digits rather than four to determine the applicable year. This could affect date-sensitive calculations that treat "00" as the year 1900 rather than the year 2000. An assessment of the Company's exposure related to Year 2000 issues has been completed and it is not expected to have a significant impact on the Company.

        The Company initiated a number of major system projects in 1997 and 1998 to upgrade core computer hardware, networking and software systems. These projects are replacing existing systems as opposed to simply fixing Year 2000 problems. Most of these projects have been completed and are operational; the balance is expected to be operational by September 1999. Capitalized expenditures for this process totaled $1,400,000 for the period January 1, 1997 to March 31, 1999 for external labor, hardware and software costs. This amount includes the cost of new software applications installed as a result of strategic replacement projects. Prior to December 31, 1998, the Company did not separately track the internal costs incurred related to Year 2000 issues or the system conversions described above. Such internal costs are principally the related payroll costs for its information systems personnel and are not necessarily considered incremental costs to the Company. Effective January 1, 1999, the Company began to track these internal costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company estimates approximately $600,000 for completion of its system upgrades for the remainder of 1999, of which approximately $200,000 is expected to be related to internal costs. All future costs will be funded from operating cash flow.

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

        The Company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or the economy as a whole, either of which could have a material adverse impact on the Company. However, because the markets for the Company's products are comprised of numerous customers with a variety of sizes and levels of sophistication, the noncompliance with Year 2000 of any one would not be expected to have a detrimental impact on the Company's financial position or results of operations. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company continues to communicate with vendors, customers, suppliers, service providers, and government agencies to monitor their compliance.

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

        The Company's contingency plan includes (1) all critical computer operating and financial data will be backed-up and printed at key dates to provide the basis, if necessary, for a manual system, (2) in the event a significant number of customers are unable to issue payments, the Company has sufficient liquidity with its existing line of credit to function adequately, and (3) the Company continues to look for multiple suppliers and is also evaluating power and communication alternatives in the event of a loss of service. The contingency plan is enhanced by the fact that existing management has been in place since before computer systems were used.

                            PART II OTHER INFORMATION

ITEM 3. OTHER INFORMATION

        On March 18, 1999, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.12 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

      NUMBER    DESCRIPTION                                         METHOD OF FILING
      ------    -----------                                         ----------------
        3.1     Amendment of By-Laws of McGrath RentCorp            Filed herewith.

        4.1     Fourth Amendment to the Restated Credit Agreement   Filed herewith.

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

Date: May 14, 1999                      MCGRATH RENTCORP

                                        by: /s/  Delight Saxton
                                           -------------------------------------
                                           Delight Saxton
                                           Senior Vice President, Chief
                                           Financial Officer (Chief Accounting
                                           Officer) and Secretary

                                EXHIBIT INDEX

      NUMBER    DESCRIPTION                                         METHOD OF FILING
      ------    -----------                                         ----------------
        3.1     Amendment of By-Laws of McGrath RentCorp            Filed herewith.

        4.1     Fourth Amendment to the Restated Credit Agreement   Filed herewith.

       27.1     Financial Data Schedule                             Filed herewith.