Form 10-K405/A
period 1998-12-31
MCGRATH RENTCORP
filed 1999-06-25
CIK 752714

       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION JUNE 25, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-K/A
--------------------------------------------------------------------------------

                                AMENDMENT NO. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     At March 18, 1999, 13,576,448 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held June 3, 1999, which will be filed with the Securities and Exchange commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following items appearing in the Annual Report on Form 10-K for McGrath RentCorp (the Company), as originally filed March 31, 1999, are hereby amended.

ITEM 6. SELECTED FINANCIAL DATA.

     The following item amends the original filing as to the Selected Financial Data Table by deleting Cash Flow from Operating Activities and Cash Flow Per Common Share for Basic and Diluted.

     The following table summarizes the Company's selected financial data for the five years ended December 31, 1998 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8.

SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

                           (dollar and share amounts in thousands,
                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                    except per share data)
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Operations Data
Revenues
  Rental                                  $ 71,967   $ 61,688   $ 48,986   $ 46,063   $ 46,149
  Rental Related Services                   11,528     10,278      8,718      7,795      8,158
                                          --------   --------   --------   --------   --------
     Rental Operations                      83,495     71,966     57,704     53,858     54,307
  Sales                                     51,044     62,021     30,175     15,839     12,700
  Other                                        889        989      1,126      1,576      1,288
                                          --------   --------   --------   --------   --------
       Total Revenues                      135,428    134,976     89,005     71,273     68,295
                                          --------   --------   --------   --------   --------
Costs and Expenses
  Direct Costs of Rental Operations
     Depreciation                           16,862     14,358     12,456     11,539     11,018
     Rental Related Services                 6,531      6,287      5,515      5,024      5,707
     Other                                  13,390     10,375      8,703      7,370      7,544
                                          --------   --------   --------   --------   --------
       Total Direct Costs of Rental
          Operations                        36,783     31,020     26,674     23,933     24,269
  Cost of Sales                             35,189     42,550     20,532     10,735      8,634
                                          --------   --------   --------   --------   --------
       Total Costs                          71,972     73,570     47,206     34,668     32,903
                                          --------   --------   --------   --------   --------
          Gross Margin                      63,456     61,406     41,799     36,605     35,392
  Selling and Administrative                16,220     15,957     13,147     10,459     10,747
                                          --------   --------   --------   --------   --------
     Income from Operations                 47,236     45,449     28,652     26,146     24,645
  Interest                                   6,326      4,070      2,887      2,831      2,166
                                          --------   --------   --------   --------   --------
     Income before Provision for Income
       Taxes                                40,910     41,379     25,765     23,315     22,479
  Provision for Income Taxes                16,010     16,323      9,885      9,375      9,475
                                          --------   --------   --------   --------   --------
     Income before Minority Interest        24,900     25,056     15,880     13,940     13,004
  Minority Interest in Income of
     Subsidiary                              1,005      1,011        358         97         --
                                          --------   --------   --------   --------   --------
     Net Income                           $ 23,895   $ 24,045   $ 15,522   $ 13,843   $ 13,004
                                          --------   --------   --------   --------   --------
Net Income Per Common Share:
  Basic                                   $   1.69   $   1.60   $   1.03   $   0.87   $   0.79
  Diluted                                 $   1.67   $   1.58   $   1.01   $   0.86   $   0.77
Shares Used in Per Share Calculation:
  Basic                                     14,163     14,982     15,102     15,949     16,559
  Diluted                                   14,349     15,181     15,306     16,168     16,831
Cash Dividends Declared Per Common
  Share(1)                                $   0.40   $   0.32   $   0.28   $   0.24   $   0.22
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
----------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following item amends the original filing as to the Consolidated Statements of Cash Flows by reclassifying the Proceeds from Sale of Rental Equipment from Cash Flows from Operating Activities to Cash Flow from Investing Activities and changing the respective subtotals.

                           INDEX                              PAGE
                           -----                              ----
Report of Independent Public Accountants                        3
Consolidated Financial Statements
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                           4
  Consolidated Balance Sheets as of December 31, 1998, 1997
     and 1996                                                   5
  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996               6
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                           7
Notes to Consolidated Financial Statements                      8

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

                                MCGRATH RENTCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
(IN THOUSANDS)                                                 1998        1997        1996
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income                                                 $ 23,895    $ 24,045    $ 15,522
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                             18,794      15,771      13,483
     Gain on Sale of Rental Equipment                          (5,404)     (6,622)     (4,816)
     Change In:
       Accounts Receivable                                        (17)     (1,874)     (6,719)
       Prepaid Expenses and Other Assets                          991      (4,161)       (499)
       Accounts Payable and Accrued Liabilities                (3,850)     13,166       3,477
       Deferred Income                                         (1,354)      1,702        (740)
       Deferred Income Taxes                                    8,912        (622)      2,381
                                                             --------    --------    --------
          Net Cash Provided by Operating Activities            41,967      41,405      22,089
                                                             --------    --------    --------
Cash Flow from Investing Activities:
  Purchase of Rental Equipment                                (51,159)    (62,277)    (29,925)
  Purchase of Land, Buildings, Land Improvements,
     Equipment and Furniture                                   (4,041)    (10,594)     (8,366)
  Proceeds from Sale of Land, Buildings
     and Land Improvements                                      2,190          --          --
  Proceeds from Sale of Rental Equipment                       13,759      17,748      12,599
                                                             --------    --------    --------
          Net Cash Used in Investing Activities               (39,251)    (55,123)    (25,692)
                                                             --------    --------    --------
Cash Flow from Financing Activities:
  Net Borrowings under Bank Lines of Credit                   (25,000)     28,150      16,770
  Borrowings under Private Placement                           40,000          --          --
  Net Proceeds from the Exercise of Stock Options                 236         606         161
  Repurchase of Common Stock                                  (12,247)    (10,545)     (8,779)
  Payment of Dividends                                         (5,386)     (4,641)     (4,084)
                                                             --------    --------    --------
          Net Cash Provided by (Used in) Financing
            Activities                                         (2,397)     13,570       4,068
                                                             --------    --------    --------
          Net Increase (Decrease) in Cash                         319        (148)        465
Cash Balance, Beginning of Period                                 538         686         221
                                                             --------    --------    --------
Cash Balance, End of Period                                  $    857    $    538    $    686
                                                             ========    ========    ========
Interest Paid During the Period                              $  5,407    $  4,010    $  2,833
                                                             ========    ========    ========
Income Taxes Paid During the Period                          $  7,098    $ 16,945    $  7,540
                                                             ========    ========    ========
Dividends Declared but not yet Paid                          $  1,397    $  1,162    $  1,038
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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
---------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: June 23, 1999                  MCGRATH RENTCORP

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

                NAME                                        TITLE                          DATE
                ----                                        -----                          ----

/s/ Robert P. McGrath                    Chairman of the Board and Chief Executive     June 23, 1999
------------------------------------     Officer
Robert P. McGrath

/s/ Delight Saxton                       Senior Vice President and Director            June 23, 1999
------------------------------------
Delight Saxton

/s/ Thomas J. Sauer                      Vice President and Chief Financial Officer    June 23, 1999
------------------------------------     (Chief Accounting Officer)
Thomas J. Sauer

/s/ Joan McGrath                         Director                                      June 23, 1999
------------------------------------
Joan McGrath