Form 10-Q/A
period 1999-03-31
MCGRATH RENTCORP
filed 1999-06-25
CIK 752714

     As filed with the Securities and Exchange Commission on June 25, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

                          PART I FINANCIAL INFORMATION

The following item appearing in the Quarterly Report on Form 10-Q for McGrath RentCorp (the Company), as originally filed May 14, 1999, is hereby amended.

ITEM 1. FINANCIAL STATEMENTS.

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

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
(in thousands)                                                  1999              1998
------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
   Net Income                                                 $  5,371           $  4,968
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                              5,059              4,202
      Gain on Sale of Rental Equipment                          (1,313)            (1,389)
        Change In:
        Accounts Receivable                                      6,094              1,470
        Prepaid Expenses and Other Assets                        1,009               (794)
        Accounts Payable and Accrued Liabilities                (3,056)           (10,636)
        Deferred Income                                         (2,821)               972
        Deferred Income Taxes                                    3,448              3,299
                                                              --------           --------
           Net Cash Provided by Operating Activities            13,791              2,092
                                                              --------           --------

Cash Flow from Investing Activities:
   Purchase of Rental Equipment                                 (5,901)            (9,888)
   Purchase of Land, Buildings, Land Improvements,
      Equipment and Furniture                                     (724)              (784)
   Proceeds from Sale of Rental Equipment                        3,567              3,512
                                                              --------           --------
           Net Cash Used in Investing Activities                (3,058)            (7,160)
                                                              --------           --------

Cash Flow from Financing Activities:
   Net Borrowings Under Notes Payable                            4,450             15,747
   Net Proceeds from the Exercise of Stock Options                  --                183
   Repurchase of Common Stock                                   (9,894)            (8,795)
   Payment of Dividends                                         (1,397)            (1,162)
                                                              --------           --------
           Net Cash Provided (Used) by Financing
Activities                                                      (6,841)             5,973
                                                              --------           --------

           Net Increase in Cash                                  3,892                905
Cash Balance, Beginning of Period                                  857                538
                                                              --------           --------
Cash Balance, End of Period                                   $  4,749           $  1,443
                                                              ========           ========

Interest Paid During the Period                               $  2,075           $  1,440
                                                              ========           ========
Income Taxes Paid During the Period                           $     (8)          $     14
                                                              ========           ========
Dividends Declared but not yet Paid                           $  1,616           $  1,414
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
---------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: June 23, 1999                     MCGRATH RENTCORP

                                        by: /s/  Thomas J. Sauer
                                           -------------------------------------
                                           Thomas J. Sauer
                                           Vice President, Chief Financial
                                           Officer (Chief Accounting Officer)