Form 10-Q
period 1999-06-30
MCGRATH RENTCORP
filed 1999-08-11
CIK 752714

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER 0-13292

         -------------------------------------------------------------

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

         -------------------------------------------------------------



                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]                                             No [ ]


                As of August 6, 1999, 13,319,588 shares of Registrant's Common Stock were outstanding.


================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   --------------------------
(in thousands, except per share amounts)                1999        1998              1999        1998
                                                       -------     -------          -------     -------
REVENUES
   Rental                                              $19,099     $17,340          $38,078     $34,321
   Rental Related Services                               3,100       2,727            5,534       4,950
                                                       -------     -------          -------     -------
     Rental Operations                                 $22,199      20,067          $43,612      39,271
   Sales                                                 9,208      13,234           16,071      21,186
   Other                                                   232         174              450         368
                                                       -------     -------          -------     -------
            Total Revenues                              31,639      33,475           60,133      60,825
                                                       -------     -------          -------     -------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                        4,753       3,810            9,419       7,657
     Rental Related Services                             1,825       1,544            3,163       3,208
     Other                                               3,531       3,535            6,664       6,560
                                                       -------     -------          -------     -------
           Total Direct Costs of Rental Operations      10,109       8,889           19,246      17,425
   Costs of Sales                                        6,187       8,723           11,047      13,972
                                                       -------     -------          -------     -------
            Total Costs                                 16,296      17,612           30,293      31,397
                                                       -------     -------          -------     -------
              Gross Margin                              15,343      15,863           29,840      29,428
   Selling and Administrative                            3,989       3,839            8,188       7,544
                                                       -------     -------          -------     -------
     Income from Operations                             11,354      12,024           21,652      21,884
   Interest                                              1,581       1,583            3,097       3,034
                                                       -------     -------          -------     -------
     Income Before Provision for Income Taxes            9,773      10,441           18,555      18,850
   Provision for Income Taxes                            3,836       4,114            7,283       7,427
                                                       -------     -------          -------     -------
     Income Before Minority Interest                     5,937       6,327           11,272      11,423
   Minority Interest in Income of Subsidiary                90         353               54         481
                                                       -------     -------          -------     -------
     Net Income                                        $ 5,847     $ 5,974          $11,218     $10,942
                                                       =======     =======          =======     =======

Earnings Per Share:
   Basic                                               $  0.44     $  0.42          $  0.82     $  0.77
                                                       =======     =======          =======     =======
   Diluted                                             $  0.43     $  0.42          $  0.81     $  0.75
                                                       =======     =======          =======     =======
Shares Used in Per Share Calculation:
   Basic                                                13,403      14,122           13,611      14,296
                                                       =======     =======          =======     =======
   Diluted                                              13,568      14,309           13,780      14,497
                                                       =======     =======          =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                JUNE 30,        DECEMBER 31,
                                                               ---------        ------------
(in thousands)                                                   1999               1998
                                                               ---------          ---------

ASSETS
Cash                                                           $     586          $     857
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 1999 and 1998                              23,356             21,811

Rental Equipment, at cost:
   Relocatable Modular Offices                                   227,105            216,414
   Electronic Test Instruments                                    67,534             66,573
                                                               ---------          ---------
                                                               $ 294,639            282,987
   Less Accumulated Depreciation                                 (88,842)           (82,959)
                                                               ---------          ---------
   Rental Equipment, net                                         205,797            200,028
                                                               ---------          ---------

Land, at cost                                                     19,303             18,953
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $4,594
   in 1999 and $ 3,858 in 1998                                    32,018             31,460
Prepaid Expenses and Other Assets                                  5,640              5,567
                                                               ---------          ---------
        Total Assets                                           $ 286,700          $ 278,676
                                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                               $ 102,900          $  97,000
   Accounts Payable and Accrued Liabilities                       26,062             22,964
   Deferred Income                                                 4,058              5,574
   Minority Interest in Subsidiary                                 2,638              2,584
   Deferred Income Taxes                                          50,199             45,160
                                                               ---------          ---------
        Total Liabilities                                        185,857            173,282
                                                               ---------          ---------

Shareholders' Equity:
   Common Stock, no par value --
     Authorized -- 40,000 shares
     Outstanding -- 13,320 shares in 1999 and
           13,970 shares in 1998                                   7,768              8,138
   Retained Earnings                                              93,075             97,256
                                                               ---------          ---------
        Total Shareholders' Equity                               100,843            105,394
                                                               ---------          ---------
        Total Liabilities and Shareholders' Equity             $ 286,700          $ 278,676
                                                               =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------
(In thousands)                                                            1999              1998
                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $ 11,218          $ 10,942
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                                       10,215             8,379
      Gain on Sale of Rental Equipment                                    (2,674)           (2,955)
      Change In:
        Accounts Receivable                                               (1,545)           (1,397)
        Prepaid Expenses and Other Assets                                    (74)            1,824
        Accounts Payable and Accrued Liabilities                           2,953           (10,064)
        Deferred Income                                                   (1,517)             (268)
        Deferred Income Taxes                                              5,039             4,243
                                                                        --------          --------
           Net Cash Provided by Operating Activities                      23,615            10,704
                                                                        --------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                                          (19,723)          (25,044)
   Purchase of Land, Buildings, Land Improvements,
      Equipment and Furniture                                             (1,704)           (1,996)
   Proceeds from Sale of Rental Equipment                                  7,209             7,545
                                                                        --------          --------
           Net Cash Used in Investing Activities                         (14,218)          (19,495)
                                                                        --------          --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net Borrowings Under Notes Payable                                      5,900            21,500
   Net Proceeds from the Exercise of Stock Options                            28               215
   Repurchase of Common Stock                                            (12,583)           (9,810)
   Payment of Dividends                                                   (3,013)           (2,576)
                                                                        --------          --------
           Net Cash Provided by  (Used in) Financing Activities           (9,668)            9,329
                                                                        --------          --------

           Net Increase (Decrease) in Cash                                  (271)              538
Cash Balance, Beginning of Period                                            857               538
                                                                        --------          --------
Cash Balance, End of Period                                             $    586          $  1,076
                                                                        ========          ========

Interest Paid During the Period                                         $  2,991          $  2,996
                                                                        ========          ========
Income Taxes Paid During the Period                                     $  2,107          $  3,103
                                                                        ========          ========
Dividends Declared but not yet Paid                                     $  1,598          $  1,410
                                                                        ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the six months ended June 30, 1999 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 1999 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  NOTES PAYABLE

        In June 1999, the Company amended its $75,000,000 unsecured line of credit agreement with its banks to extend it to June 30, 2001 (other terms and conditions remained the same). In addition, the Company amended its committed line of credit related to its cash management services to increase it to $4,000,000 and to extend it to June 30, 2000.

NOTE 3.  BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 1999 and 1998 for the Company's reportable segments is shown in the following table:

(in thousands)                                MODULARS(1)     ELECTRONICS(2)     ENVIROPLEX      CONSOLIDATED
--------------                               ------------    ---------------       ----------      ------------
SIX MONTHS ENDED JUNE 30,
1999
Rental Operation Revenues                      $ 30,501         $ 13,111         $     --          $ 43,612
Sales and Other Revenues                          7,704            5,035            3,782            16,521
Total Revenues                                   38,205           18,146            3,782            60,133
Depreciation on Rental Equipment                  5,096            4,323               --             9,419
Interest Expense                                  2,381              806              (90)            3,097
Income before Income Taxes                       11,694            6,538              323            18,555
Rental Equipment Acquisitions                    13,771            5,952               --            19,723
Accounts Receivable, net (period end)            11,648            8,391            3,317            23,356
Rental Equipment, at cost (period end)          227,105           67,534               --           294,639
1998
Rental Operation Revenues                      $ 27,872         $ 11,399               --          $ 39,271
Sales and Other Revenues                          6,403            4,599           10,552            21,554
Total Revenues                                   34,275           15,998           10,552            60,825
Depreciation on Rental Equipment                  4,233            3,424               --             7,657
Interest Expense                                  2,296              690               48             3,034
Income before Income Taxes                       10,214            5,768            2,868            18,850
Rental Equipment Acquisitions                    15,823            9,221               --            25,044
Accounts Receivable, net (period end)            10,413            6,666            6,112            23,191
Rental Equipment, at cost (period end)          207,503           56,148               --           263,651



--------

(1) Operates under the trade name Mobile Modular Management Corporation

(2) Operates under the trade name McGrath-RenTelco

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

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        Rental revenues for the three and six months ended June 30, 1999 increased $1,759,000 (10%) and $3,757,000 (11%), respectively, over the comparative periods in 1998. Mobile Modular Management Corporation ("MMMC") contributed $2,018,000 and McGrath-RenTelco contributed $1,739,000 of the six-month increase. MMMC's rental revenues increased as a result of having an average of $19,177,000 more equipment on rent compared to a year earlier. In 1999, Modulars average monthly yield of 1.91% and average utilization of 82.00%, exclusive of equipment not previously rented, was approximately the same as the comparative period in 1998. McGrath-RenTelco's rental revenues increased as a result of having an average of $13,717,000 more equipment on rent compared to a year earlier offset by an average monthly yield decline from 3.53% in 1998 to 3.20% in 1999 primarily as a result of average utilization declining from 55.4% in 1998 to 51.4% in 1999.

        Rental related services revenues for the three and six months ended June 30, 1999 increased $373,000 (14%) and $584,000 (12%), respectively, as compared to the same periods in 1998 as a result of higher volume of modular equipment movements and site requirements in 1999. Gross margins on these services for the six-month period increased from 35% in 1998 to 43% in 1999 due to the mix of services performed in 1999 and approximate the 1998 annual gross margin.

        Sales for the three and six months ended June 30, 1999 declined $4,026,000 (30%) and $5,115,000 (24%), respectively, as compared to the same periods in 1998 primarily due to a reduction in sales by Enviroplex of manufactured classrooms to school districts from the high levels in 1998 caused by California's Class Size Reduction Program. Further, management believes schools have delayed placing orders until allocation of funds from the $9.2 billion California bond measure, which passed in November 1998 is determined. Both MMMC and McGrath-RenTelco's sales volumes have increased over the 1998 comparative period. Consolidated gross margin on sales declined for the six-month period from 34% in 1998 to 31% in 1999 due to lower margin classroom projects sold during the first six-months of 1999. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

        Enviroplex's backlog of orders as of June 30, 1999 and 1998 was $6,808,000 and $7,788,000, respectively. Backlog is not significant in MMMC's modular business or in McGrath-RenTelco's electronics business.

        Depreciation on rental equipment for the three and six months ended June 30, 1999 increased $943,000 (25%) and $1,762,000 (23%) over the comparative periods in 1998 due to the additional rental equipment purchased during 1998. Modular rental equipment, at cost, increased 9% and Electronics rental equipment, at cost, increased 20% between June 30, 1998 and June 30, 1999.

        Selling and administrative expenses for the three and six months ended June 30, 1999 increased $150,000 (4%) and $644,000 (9%), respectively, over the comparative periods in 1998. For the comparative six-month period the increase relates primarily to higher bad debt expense ($330,000) resulting from an unusual write-off of $282,000 in the first quarter of 1999. Additionally, higher depreciation expense for facilities and office equipment ($73,000) and advertising expenses ($60,000) for brochure development, web page design, and yellow page advertising contributed to the increase in selling and administrative expenses.

        Interest expense for the six months ended June 30, 1999 increased $63,000 (2%) over 1998 as a result of a higher average borrowing level offset by a lower average interest rate in 1999. The debt increase funded part of the significant rental equipment purchases made during the last twelve months.

        Income before provision for taxes for the three and six months ended June 30, 1999 decreased $668,000 (6%) and $295,000 (2%), respectively, while net income decreased $127,000 (2%) and increased $276,000 (3%), respectively, from the comparative periods in 1998. For the six-month comparative period, net income increased while pretax income declined as a result of a lower effective tax rate in 1999 of 39.25% compared to 39.40% in 1998 combined with a lower contribution to earnings by the majority owned subsidiary, Enviroplex. Earnings per share for the three and six months ending June 30, 1999 increased to $0.44 per share and $0.82 per share, respectively, on fewer outstanding shares.


LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company's operations produced a positive cash flow for the six months ended June 30, 1999 of $23,615,000 as compared to $10,704,000 for the year earlier period. During 1999, the primary uses of cash have been to purchase additional rental inventory to satisfy customer requirements, to repurchase shares of the Company's common stock on the open market, and to pay dividends to the Company's shareholders.

        The Company had total liabilities to equity ratios of 1.84 to 1 and 1.64 to 1 as of June 30, 1999 and December 31, 1998, respectively. The debt (notes payable) to equity ratios were 1.02 to 1 and 0.92 to 1 as of June 30, 1999 and December 31, 1998, respectively.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 1999, the Company repurchased 686,900 shares of its outstanding common stock for an aggregate purchase price of $12,583,313 (or an average price of $18.32 per share). As of August 6, 1999, 740,500 shares remain authorized for repurchase.

        The Company believes that its needs for working capital and capital expenditures through 1999 and beyond will be met adequately by cash flow and bank borrowings.


MARKET RISK

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of June 30, 1999, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

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

        The Company initiated a number of major system projects in 1997 and 1998 to upgrade core computer hardware, networking and software systems. These projects are replacing existing systems as opposed to simply fixing Year 2000 problems. Most of these projects have been completed and are operational; the balance is expected to be operational by September 1999. Capitalized expenditures for this process totaled $1,600,000 for the period January 1, 1997 to June 30, 1999 for external labor, hardware and software costs. This amount includes the cost of new software applications installed as a result of strategic replacement projects. Prior to December 31, 1998, the Company did not separately track the internal costs incurred related to Year 2000 issues or the system conversions described above. Such internal costs are principally the related payroll costs for its information systems personnel and are not necessarily considered incremental costs to the Company. Effective January 1, 1999, the Company began to track these internal costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company estimates approximately $400,000 for completion of its system upgrades for the remainder of 1999, of which approximately $150,000 is expected to be related to internal costs. All future costs will be funded from operating cash flow.

        The Company does not significantly rely on "embedded technology" in its critical processes. Embedded technology, which means microprocessor-controlled devices as opposed to multi-purpose computers, does control some building and security operations, such as electric power management, ventilation, and building access. All building facilities are presently being evaluated, and the Company expects all systems using embedded technology to be confirmed as Year 2000 ready by September, 1999. The electronics test and measurement rental equipment has been evaluated, and it appears only minor quantities of equipment pose a Year 2000 problem. If deemed important, some equipment may be upgraded. The Company asks its customers to seek definitive Year 2000 compliance guidance directly from the equipment manufacturers.

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




                            PART II OTHER INFORMATION


ITEM 3.  OTHER INFORMATION

        On June 3, 1999, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.12 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            NUMBER    DESCRIPTION                                       METHOD OF FILING
            ------    -----------                                       ----------------
               4.1    Amended and Restated Credit Agreement             Filed herewith.
               4.2    $4,000,000 Committed Credit Facility              Filed herewith.

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

        Date: August 6, 1999.               MCGRATH RENTCORP

                                            by: /s/ Thomas J. Sauer
                                               ---------------------------------
                                                    Thomas J. Sauer
                                                    Vice President and Chief
                                                    Financial Officer