Form 10-Q
period 1999-09-30
MCGRATH RENTCORP
filed 1999-11-09
CIK 752714

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 0-13292

                              --------------------

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

                              --------------------

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


        At November 2, 1999, 12,695,238 shares of Registrant's Common Stock were outstanding.

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                       ---------------------     ---------------------
(in thousands, except per share amounts)                 1999         1998         1999          1998
------------------------------------------------------------------------------------------------------
REVENUES
   Rental                                              $ 20,359     $ 18,385     $ 58,437     $ 52,706
   Rental Related Services                                4,511        4,062       10,045        9,012
                                                       --------     --------     --------     --------
     Rental Operations                                   24,870       22,447       68,482       61,718
   Sales                                                 11,584       21,787       27,655       42,973
   Other                                                    445          244          895          612
                                                       --------     --------     --------     --------
            Total Revenues                               36,899       44,478       97,032      105,303
                                                       --------     --------     --------     --------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                         5,072        4,618       14,491       12,275
     Rental Related Services                              2,237        1,943        5,400        5,151
     Other                                                4,180        3,656       10,844       10,216
                                                       --------     --------     --------     --------
           Total Direct Costs of Rental Operations       11,489       10,217       30,735       27,642
   Costs of Sales                                         8,474       15,581       19,521       29,553
                                                       --------     --------     --------     --------
            Total Costs                                  19,963       25,798       50,256       57,195
                                                       --------     --------     --------     --------
              Gross Margin                               16,936       18,680       46,776       48,108
   Selling and Administrative                             4,024        4,560       12,212       12,104
                                                       --------     --------     --------     --------
     Income from Operations                              12,912       14,120       34,564       36,004
   Interest                                               1,721        1,686        4,818        4,720
                                                       --------     --------     --------     --------
     Income Before Provision for Income Taxes            11,191       12,434       29,746       31,284
   Provision for Income Taxes                             4,318        4,899       11,601       12,326
                                                       --------     --------     --------     --------
     Income Before Minority Interest                      6,873        7,535       18,145       18,958
   Minority Interest in Income of Subsidiary                 88          447          142          928
                                                       --------     --------     --------     --------
     Net Income                                        $  6,785     $  7,088     $ 18,003     $ 18,030
                                                       ========     ========     ========     ========

Earnings Per Share:
   Basic                                               $   0.52     $   0.50     $   1.34     $   1.27
                                                       ========     ========     ========     ========
   Diluted                                             $   0.51     $   0.50     $   1.32     $   1.25
                                                       ========     ========     ========     ========
Shares Used in Per Share Calculation:
   Basic                                                 13,067       14,062       13,430       14,218
                                                       ========     ========     ========     ========
   Diluted                                               13,220       14,231       13,593       14,406
                                                       ========     ========     ========     ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

-----------------------------------------------------------------------------------------
                                                          SEPTEMBER 30,      DECEMBER 31,
                                                         --------------      ------------
(in thousands)                                                1999               1998
-----------------------------------------------------------------------------------------
ASSETS
Cash                                                       $     439          $     857
Accounts Receivable, less allowance for doubtful
   Accounts of $650 in 1999 and 1998                          23,328             21,811

Rental Equipment, at cost:
   Relocatable Modular Offices                               235,603            216,414
   Electronic Test Instruments                                69,094             66,573
                                                           ---------          ---------
                                                             304,697            282,987
   Less Accumulated Depreciation                             (91,608)           (82,959)
                                                           ---------          ---------
   Rental Equipment, net                                     213,089            200,028
                                                           ---------          ---------

Land, at cost                                                 19,303             18,953
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $5,032
   in 1999 and $3,858 in 1998                                 31,700             31,460
Prepaid Expenses and Other Assets                              5,030              5,567
                                                           ---------          ---------
           Total Assets                                    $ 292,889          $ 278,676
                                                           ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                           $ 108,700          $  97,000
   Accounts Payable and Accrued Liabilities                   25,533             22,964
   Deferred Income                                             9,351              5,574
   Minority Interest in Subsidiary                             2,727              2,584
   Deferred Income Taxes                                      52,788             45,160
                                                           ---------          ---------
           Total Liabilities                                 199,099            173,282
                                                           ---------          ---------

Shareholders' Equity:
   Common Stock, no par value --
     Authorized -- 40,000 shares
     Outstanding --  12,690 shares in 1999 and
           13,970 shares in 1998                               7,434              8,138
   Retained Earnings                                          86,356             97,256
                                                           ---------          ---------
           Total Shareholders' Equity                         93,790            105,394
                                                           ---------          ---------
           Total Liabilities and Shareholders' Equity      $ 292,889          $ 278,676
                                                           =========          =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
(in thousands)                                                 1999             1998
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $ 18,003         $ 18,030
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                           15,749           13,381
      Gain on Sale of Rental Equipment                        (4,425)          (4,397)
      Change In:
        Accounts Receivable                                   (1,517)          (4,927)
        Prepaid Expenses and Other Assets                        537            1,417
        Accounts Payable and Accrued Liabilities               2,587           (4,988)
        Deferred Income                                        3,777              419
        Deferred Income Taxes                                  7,628            6,467
                                                            --------         --------
           Net Cash Provided by Operating Activities          42,339           25,402
                                                            --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                              (35,327)         (35,501)
   Purchase of  Land, Buildings, Land Improvements,
      Equipment and Furniture                                 (1,848)          (3,751)
   Proceeds from Sale of Rental Equipment                     12,198           11,248
                                                            --------         --------
           Net Cash Used in Investing Activities             (24,977)         (28,004)
                                                            --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net Borrowings Under Notes Payable                         11,700           18,000
   Proceeds from the Exercise of Stock Options                   617              215
   Repurchase of Common Stock                                (25,486)         (11,617)
   Payment of Dividends                                       (4,611)          (3,987)
                                                            --------         --------
           Net Cash Provided (Used in) Financing
             Activities                                      (17,780)           2,611
                                                            --------         --------

           Net Increase (Decrease) in Cash                      (418)               9
Cash Balance, Beginning of Period                                857              538
                                                            --------         --------
Cash Balance, End of Period                                 $    439         $    547
                                                            ========         ========

Interest Paid During the Period                             $  5,345         $  4,443
                                                            ========         ========
Income Taxes Paid During the Period                         $  3,782         $  5,779
                                                            ========         ========
Dividends Declared but not yet Paid                         $  1,523         $  1,400
                                                            ========         ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1.  CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the nine months ended September 30, 1999 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 1999 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  NOTES PAYABLE

        In June 1999, the Company amended its $75,000,000 unsecured line of credit agreement with its banks to extend it to June 30, 2001 (other terms and conditions remained the same). In addition, the Company amended its line of credit related to its cash management services to increase it from $4,000,000 to $5,000,000 and to extend it to June 30, 2000.

NOTE 3.  BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 1999 and 1998 for the Company's reportable segments is shown in the following table:

------------------------------------------------------------------------------------------------------
  (in thousands)                            MODULARS(1)   ELECTRONICS(2)    ENVIROPLEX    CONSOLIDATED
                                       ----------------------------------------------- ---------------
  NINE MONTHS ENDED SEPTEMBER 30,
  1999
  Rental Operation Revenues                $  48,026         $ 20,456       $     --       $  68,482
  Sales and Other Revenues                    12,897            7,908          7,745          28,550
  Total Revenues                              60,923           28,364          7,745          97,032
  Depreciation on Rental Equipment             7,886            6,605             --          14,491
  Interest Expense                             3,720            1,246          (148)           4,818
  Income before Income Taxes                  18,451           10,458            837          29,746
  Rental Equipment Acquisitions               25,186           10,141             --          35,327
  Accounts Receivable, net (period end)       13,037            9,010          1,281          23,328
  Rental Equipment, at cost (period end)     235,603           69,094             --         304,697

  1998
  Rental Operation Revenues                $  43,976         $ 17,742             --       $  61,718
  Sales and Other Revenues                    18,939            6,340         18,306          43,585
  Total Revenues                              62,915           24,082         18,306         105,303
  Depreciation on Rental Equipment             6,895            5,380             --          12,275
  Interest Expense                             3,583            1,095             42           4,720
  Income before Income Taxes                  17,136            8,670          5,478          31,284
  Rental Equipment Acquisitions               20,121           15,380             --          35,501
  Accounts Receivable, net (period end)       13,948            6,710          6,063          26,721
  Rental Equipment, at cost (period end)     209,507           60,747             --         270,254

------------------------------------------------------------------------------------------------------

--------
     (1) Operates under the trade name Mobile Modular Management Corporation

     (2) Operates under the trade name McGrath-RenTelco

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains statements, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Rental revenues for the three and nine months ended September 30, 1999 increased $1,974,000 (11%) and $5,731,000 (11%), respectively, over the comparative periods in 1998. Mobile Modular Management Corporation ("MMMC") contributed $2,995,000 and McGrath-RenTelco contributed $2,736,000 of the nine-month increase. MMMC's rental revenues increased as a result of having an average of $19,834,000 more equipment on rent compared to a year earlier even though average monthly yield for all modular equipment has declined from 1.94% in 1998 to 1.90% in 1999. Modular average utilization for the nine months ended September 30, 1999, excluding new equipment inventory, was 81.9% compared to 82.8% for the same period in 1998. McGrath-RenTelco's rental revenues increased as a result of having an average of $5,371,000 more equipment on rent compared to a year earlier even though average monthly yield for all electronics equipment has declined from 3.53% in 1998 to 3.31% in 1999. Electronics average utilization for the nine months ended September 30, 1999 was 53.0% compared to 55.0% for the same period in 1998.

        Rental related services revenues for the three and nine months ended September 30, 1999 increased $449,000 (11%) and $1,033,000 (11%), respectively, as compared to the same periods in 1998 as a result of higher volume of modular equipment movements and site requirements in 1999. Gross margins on these services for the nine-month period increased from 43% in 1998 to 46% in 1999.

        Sales for the three and nine months ended September 30, 1999 declined $10,203,000 (47%) and $15,318,000 (36%), respectively, as compared to the same periods in 1998 primarily due to a reduction in sales by Enviroplex of manufactured classrooms to school districts from the high levels in 1998 caused by California's Class Size Reduction Program. Sales also have declined as a result of the nonrepetitive nature of one large sale ($6,110,000) recorded by MMMC in the third quarter of 1998. Further, for Enviroplex, increased business levels anticipated from the $9.2 billion California bond measure, which passed in November 1998, have not materialized. Consolidated gross margin on sales declined for the nine-month period from 31% in 1998 to 29% in 1999 due to lower margin classroom projects sold during the first nine months of 1999. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

        Enviroplex's backlog of orders as of September 30, 1999 and 1998 was $4,595,000 and $3,189,000, respectively. Backlog is not significant in MMMC's modular business or in McGrath-RenTelco's electronics business.

        Depreciation on rental equipment for the three and nine months ended September 30, 1999 increased $454,000 (10%) and $2,216,000 (18%) over the comparative periods in 1998 due to the additional rental equipment purchased. For the nine months ended September 30, 1999, the average modular rental equipment, at cost, increased $26,311,000 (14%) and average electronics rental equipment, at cost, increased $12,207,000 (22%) over the 1998 comparative period.

        Selling and administrative expenses for the three and nine months ended September 30, 1999 decreased $536,000 (12%) and increased $108,000 (1%), respectively, over the comparative periods in 1998. Selling and administrative expenses for each quarter in 1999 have been approximately the same with the three-month period ending September 30, 1999 declining as compared with the similar period in 1998 primarily due to lower personnel and temporary labor costs ($411,000), including performance and incentive bonuses.

        Interest expense for the nine months ended September 30, 1999 increased $98,000 (2%) over 1998 as a result of a higher average borrowing level offset by a lower average interest rate in 1999. The debt increase funded part of the significant rental equipment purchases made during the last twelve months.

        Income before provision for taxes for the three and nine months ended September 30, 1999 decreased $1,243,000 (10%) and $1,538,000 (5%), respectively, while net income decreased $303,000 (4%) and $27,000, respectively, from the comparative periods in 1998. The percentage decrease for net income is lower than the percentage decrease for income before provision for taxes as a result of Enviroplex's smaller contribution to consolidated earnings and an effective tax rate which declined from 39.4% in 1998 to 39.0% in 1999. Earnings per share for the three and nine months ending September 30, 1999 increased to $0.52 per share and $1.34 per share, respectively, on fewer outstanding shares.


LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company's operations produced a positive cash flow for the nine months ended September 30, 1999 of $42,339,000 as compared to $25,402,000 for the year earlier period. During 1999, the primary uses of cash have been to purchase additional rental inventory to satisfy customer requirements, to repurchase shares of the Company's common stock on the open market, and to pay dividends to the Company's shareholders.

        The Company had a total liabilities to equity ratio of 2.12 to 1 and
1.64 to 1 as of September 30, 1999 and December 31, 1998, respectively. The debt (notes payable) to equity ratios were 1.16 to 1 and 0.92 to 1 as of September 30, 1999 and December 31, 1998, respectively. Both ratios have increased since December 31, 1998 as a result of the Company's stock repurchase program.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 1999, the Company repurchased 1,399,860 shares of its outstanding common stock for an aggregate purchase price of $25,485,584 (or an average price of $18.21 per share). As of November 2, 1999, 733,640 shares remain authorized for repurchase.

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

        The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of September 30, 1999, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

YEAR 2000

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The "Year 2000" issue is the result of computer programs using two digits rather than four to determine the applicable year. This could affect date-sensitive calculations that treat "00" as the year 1900 rather than the year 2000. An assessment of the Company's exposure related to the Year 2000 issues has been completed and it is not expected to have a significant impact on the Company.

        The Company initiated a number of major system projects in 1997 and 1998 to upgrade core computer hardware, networking and software systems. These projects are replacing existing systems as opposed to simply fixing Year 2000 problems. Most of these projects have been completed and are operational; the balance is expected to be operational by November 1999. Capitalized expenditures for this process totaled $1,800,000 for the period January 1, 1997 to September 30, 1999 for external labor, hardware and software costs. This amount includes the cost of new software applications installed as a result of strategic replacement projects. Prior to December 31, 1998, the Company did not separately track the internal costs incurred related to Year 2000 issues or the system conversions described above. Such internal costs are principally the related payroll costs for its information systems personnel and are not necessarily considered incremental costs to the Company. Effective January 1, 1999, the Company began to track and capitalize these internal costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company estimates approximately $200,000 for completion of its system upgrades for the remainder of 1999. Future costs will be funded from operating cash flow.

        The Company does not significantly rely on "embedded technology" in its critical processes. Embedded technology, which means microprocessor-controlled devices as opposed to multi-purpose computers, does control some building and security operations, such as electric power management, ventilation, and building access. Building facilities have been evaluated, and the Company believes all essential systems using embedded technology are Year 2000 ready. The electronics test and measurement rental equipment has been evaluated, and it appears only minor quantities of equipment pose a Year 2000 problem. If deemed important, some equipment may be upgraded. The Company asks its customers to seek definitive Year 2000 compliance guidance directly from the equipment manufacturers.

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

        The Company presently believes that its Year 2000 exposures will not present a material adverse risk to the Company's future consolidated results of operations, liquidity, or capital resources. However, if all systems are not completed in a timely manner, or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 issue could have a material adverse effect on the Company's operations. This includes, but is not limited to, delays of equipment shipments resulting in loss of revenues, increased operating costs, loss of customers and suppliers, or other significant disruptions to the Company's business.

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

                            PART II OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

        On September 2, 1999, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.12 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            NUMBER    DESCRIPTION                                       METHOD OF FILING
            ------    -----------                                       ----------------
            4.1       $5,000,000 Committed Credit Facility              Filed herewith.

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

        Date:  November 2, 1999                      MCGRATH RENTCORP

                                                 by: /s/ THOMAS J. SAUER
                                                     ---------------------------
                                                     Thomas J. Sauer
                                                     Vice President and Chief
                                                     Financial Officer (Chief
                                                     Accounting Officer)

                                 Exhibit Index


             No.    Description
            ----    -----------
            4.1     $5,000,000 Committed Credit Facility

            27        Financial Data Schedule