Form 10-K405
period 1999-12-31
MCGRATH RENTCORP
filed 2000-03-27
CIK 752714

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-13292

                                   ----------

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      NONE                                                NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                                  COMMON STOCK

                                   ----------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $142,890,197 as of March 17, 2000.

        At March 17, 2000, 12,328,382 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 31, 2000, which will be filed with the Securities and Exchange commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.

        Exhibit index appears on page 35.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL


        McGrath RentCorp ("MGRC") is a California corporation organized in 1979. McGrath RentCorp and its majority owned subsidiary, Enviroplex, Inc. ("Enviroplex"), collectively referred to herein as the "Company", manufactures, rents, and sells relocatable modular offices and rents and sells communications, fiber optic and electronic test equipment with related accessories primarily in California and Texas. The Company's corporate offices are located in Livermore, California. In addition to the corporate offices, certain branch functions are conducted from this facility.


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


        Under the trade name "McGrath-RenTelco", the Company rents and sells electronic equipment from Livermore, California and Richardson, Texas. Engineers, scientists and technicians use these instruments in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, communications, network systems, industrial, research and aerospace companies. The majority of McGrath-RenTelco's rental inventory consists of instruments manufactured by Hewlett-Packard and Tektronix.


        MGRC owns 73.2% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California. Since inception, MGRC has assisted Enviroplex in a variety of corporate functions such as accounting, human resources, facility improvements, and insurance. MGRC has not purchased significant quantities of manufactured product from Enviroplex. Enviroplex sales revenues were $11,150,000, $20,672,000, and $21,287,000 for 1999, 1998, and
1997, respectively.


        The rental and sale of modulars to school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 34%, 45%, and 52% of the Company's consolidated rental and sales revenues for 1999, 1998, and 1997 respectively.


        Please see Note 8 to the Consolidated Financial Statements on page 29 for more information on the Company's business segments.


        The Company has 364 employees, of whom 41 are primarily administrative and executive personnel, and the remaining 323 are engaged in manufacturing or rental operations. None of the employees are represented by unions. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems which results in the efficient use of overhead. Each product line has its own sales and technical personnel.


        No single customer has accounted for more than 10% of the Company's total revenues generated in any given year. The Company's business is not seasonal, except for the rental and sale of classrooms, which is heaviest in the several months prior to the opening of school each fall.

        The Company operates with a marketing sense throughout. The Company is constantly searching for ways to streamline its service and to raise the quality of each relocatable office, classroom or instrument it rents, sells or manufactures. The Company not only rents, sells and manufactures products, it sells an old-fashioned idea: Paying attention to our customers pays off.


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


        MMMC purchases new modulars from various manufacturers who build to MMMC's design specifications. None of the principal suppliers are affiliated with the Company. During 1999, the Company purchased 51% of its modular product from one manufacturer with multiple operations in several states. The Company believes that the loss of its primary manufacturer of modulars would not have a material adverse effect on its operations, however the Company could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.


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


        At December 31, 1999, MMMC had 16,230 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $238,449,000 or an average cost per unit of $14,700. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. At December 31, 1999, fleet utilization was 78.1% and average fleet utilization during 1999 was 78.4%. Excluding new equipment not previously rented, fleet utilization at December 31, 1999 was 80.2% and average fleet utilization during 1999 was 81.6%.


SALES


        In addition to operating its rental fleet, MMMC sells modulars to customers who have a permanent use for such units. These sales arise out of its marketing efforts for the rental fleet. Such sales can be of either new units or used units from the rental fleet, which permits an orderly turnover of older units. During 1999, MMMC's largest sale of modulars was for new classrooms to a school district for approximately $1,004,000. This sale represented approximately 6% of MMMC's sales, 3% of the Company's consolidated sales, and less than 1% of the Company's consolidated revenues.


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


        Competition in the rental and sale of relocatable modular offices is intense. Many firms are engaged in the rental of modulars, and some have substantially greater financial resources than MMMC. Significant competitive factors in the rental business include availability, price, services, reliability, appearance and functionality of the product. MMMC markets high-quality, well constructed and attractive modulars. MMMC believes that part of the strategy for modulars should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers' needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. The Company is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of its units. The efficiency and responsiveness continues to be enhanced by the Company's computer based relational database programs that control its internal operations. MMMC anticipates strong competition in the future and believes the process of improvement is ongoing.

CLASSROOM SALES BY ENVIROPLEX

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.


        Enviroplex manufactures moment-resistant, rigid steel framed portable classrooms built to the requirements of the DSA and sells directly to school districts. The moment-resistant, rigid steel framed classroom is engineered to have the structural columns support the weight of the building. This offers the customer greater design flexibility as to overall classroom size and the placement of doors and windows. Enviroplex fabricates most of the structural steel component parts using only mill certified sheet steel. Enviroplex's standard designs have been engineered for strength and durability using lighter weight steel. Customers are offered a wide variety of the DSA pre-approved classroom sizes and features with market established pricing which could save them valuable time on their classroom project. Additional customization features include restrooms, computer lab setups, interior offices, cabinetwork and kitchen facilities. During 1999, Enviroplex's largest sale was for $1,596,000 of new classrooms to a school district. This sale represented 14% of Enviroplex's sales, 4% of the Company's consolidated sales and 1% of the Company's consolidated revenues.


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


        Enviroplex provides a one-year warranty on equipment manufactured. Warranty costs have not been significant to Enviroplex's operations to date which can be attributed to Enviroplex's dedication to manufacturing and delivering a quality, problem-free product.


        Enviroplex purchases raw materials from a variety of suppliers. Each component part has multiple suppliers. Enviroplex believes the loss of any one of these suppliers would not have a material adverse affect on its operations.


CLASSROOM RENTALS AND SALES


        The rental and sales of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. The following table shows the approximate percentages schools are of the Company's modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years:


              SCHOOLS AS A PERCENTAGE OF RENTAL AND SALES REVENUES

Percentage of:                             1999    1998   1997   1996   1995
--------------                             ----    ----   ----   ----   ----
Modular Rental Revenues                     48%    44%     45%    40%    34%
Modular Sales Revenues                      52%    78%     74%    54%    38%

Consolidated Rental and Sales Revenues      34%    45%     52%    37%    27%

        The increased sales shown for 1998, 1997 and 1996 can be attributed to the Class Size Reduction Program instituted by the state of California. School districts were given great incentive to reduce class size in the lower grades from a typical 30 students to no greater than 20 students. This highly popular program created a great demand for both purchasing and renting classroom buildings.

        In California (where most of the Company's rentals to public school districts have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the DSA. However, school districts may rent classrooms that meet either the Department of Housing ("DOH") or the DSA requirements. Prior to 1988 the majority of the classrooms in the Company's rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards to three years (under a waiver process), and which also required the school board to indemnify the State against any claims arising out of the use of such classrooms. In 1993, a new law went into effect that allowed school districts which already had DOH classrooms to continue to rent them for an additional three years (i.e. up to six years in total). New orders for DOH classrooms placed after 1992 were restricted to the three year limitation as before. In 1996, legislation was adopted that eliminated the issuance of new waivers after September 30, 1997. Prior to September 30, 1997, additional legislation was passed to extend all existing waivers until September 30, 2000. At December 31, 1999, the net book value of DOH classrooms represented approximately 2% of the total assets of the Company and management believes that actions it has taken will mitigate the impact of the expiration. Currently, regulations are in place that allow the ongoing use of the DOH classrooms to meet the shorter term space needs of school districts for periods up to 24 months, provided they receive a "Temporary Certification" from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods.


        The Company's DOH classrooms are also suitable for rent to non-school customers for commercial uses; however, the 24' x 40' standard classrooms are not as popular for commercial use. The following table shows the comparison of, and shift from, 24' x 40' standard DOH classrooms to DSA classrooms marketed to school districts as of December 31, 1999, 1998, 1997, 1996 and 1995. Please note how the inventory has shifted to the DSA classrooms.




CLASSROOM COMPARISON
-----------------------------------------------------------------------------------------------------
 (dollar amounts in thousands)                                      DECEMBER 31,
                                              -------------------------------------------------------
                                               1999        1998        1997        1996        1995
                                              -------     -------     -------     -------     -------
24' X 40' STANDARD DOH CLASSROOMS
Rental Equipment, at cost, on rent            $10,483     $12,704     $13,960     $13,738     $10,449
Rental Equipment, at cost, off rent             4,320       2,249         765       1,834       5,015
                                              -------     -------     -------     -------     -------
    Total Rental Equipment, at cost           $14,803     $14,953     $14,725     $15,572     $15,464
                                              -------     -------     -------     -------     -------
    Total Rental Equipment, net book value    $ 6,783     $ 7,368     $ 7,849     $ 8,952     $ 9,324
                                              -------     -------     -------     -------     -------
    Utilization (year-end)(1)                    70.8%       85.0%       94.8%       88.2%       67.6%
                                              -------     -------     -------     -------     -------

DSA CLASSROOMS
Rental Equipment, at cost, on rent            $72,248     $55,697     $44,452     $26,488     $17,454
Rental Equipment, at cost, off rent             5,488       2,724       1,308         611       3,653
                                              -------     -------     -------     -------     -------
    Total Rental Equipment, at cost           $77,736     $58,421     $45,760     $27,099     $21,107
                                              -------     -------     -------     -------     -------
    Total Rental Equipment, net book value    $66,833     $50,630     $39,535     $22,399     $17,115
                                              -------     -------     -------     -------     -------
    Utilization (year-end)(1)                    92.9%       95.3%       97.1%       97.7%       82.7%
                                              -------     -------     -------     -------     -------
-----------------------------------------------------------------------------------------------------

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


        At December 31, 1999, the Company had an aggregate cost of electronics rental inventory and accessories of $72,832,000. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. At December 31, 1999 utilization was 54.4%, and the average utilization during 1999 was 53.8%. The Company rents electronic equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3.0% to 10.0% of the current manufacturers' list price. The Company depreciates its equipment over 5 to 8 years.


        The Company endeavors to keep its equipment fresh and attempts to sell equipment so that the majority of the inventory is less than five years old. The Company generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. In 1999, approximately 26% of the electronics revenues were derived from sales. The largest electronics sale during 1999 represented 1% of electronics sales and less than 1% of the Company's consolidated revenues.


MARKET


        The business of renting electronic test and measurement instruments is an industry which today has equipment on rent or available for rent in the United States with an aggregate original cost in excess of a half billion dollars. While there is a broad customer base for the rental of such instruments, most rentals are to electronics, communications, network systems, industrial, research and aerospace companies. The Company markets its electronic equipment throughout the United States.


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


        The industry consists of three major companies. One of these companies is much larger than the Company, has substantially greater financial resources and is well established in the industry with a large inventory of equipment, several branch offices and experienced personnel.

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

PRODUCT HIGHLIGHTS
-----------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                     --------     --------     --------     --------     --------
RELOCATABLE MODULAR OFFICES
(operates under MMMC and Enviroplex)
Revenues
 Rental                                              $ 51,622     $ 47,957     $ 41,514     $ 31,931     $ 31,577
 Rental Related Services                               12,542       11,007        9,898        8,399        7,527
                                                     --------     --------     --------     --------     --------
     Total Modular Rental Operations                   64,164       58,964       51,412       40,330       39,104
                                                     --------     --------     --------     --------     --------
 Sales -- MMMC                                         16,100       23,171       33,522       14,359        6,572
   Sales -- Enviroplex                                 11,150       20,672       21,287       10,206        4,775
                                                     --------     --------     --------     --------     --------
     Total Modular Sales                               27,250       43,843       54,809       24,565       11,347
                                                     --------     --------     --------     --------     --------
 Other                                                    500          448          656          885        1,415
                                                     --------     --------     --------     --------     --------
     Total Modular Revenues                          $ 91,914     $103,255     $106,877     $ 65,780     $ 51,866
                                                     ========     ========     ========     ========     ========

Percentage of Total Revenues                             70.7%        76.2%        79.2%        73.9%        72.8%
Rental Equipment, at cost (year-end)                 $238,449     $216,444     $196,133     $158,377     $150,389
Rental Equipment, net book value (year-end)          $171,166     $156,790     $142,816     $110,014     $106,266
Number of Units (year-end)                             16,230       15,139       14,240       11,582       10,868
Utilization (year-end)(1)                                78.1%        78.3%        78.7%        78.6%        71.0%
Average Utilization(1)                                   78.4%        77.6%        79.7%        72.1%        73.9%
Average Rental Equipment, at cost                    $227,235     $204,914     $172,680     $151,818     $149,371
Annual Yield on Average Rental Equipment, at cost        22.7%        23.4%        24.0%        21.0%        21.1%
Gross Margin on Sales                                    29.5%        30.8%        31.2%        30.7%        29.3%

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
(operates under McGrath-RenTelco)
Revenues
 Rental                                              $ 27,132     $ 24,010     $ 20,174     $ 17,055     $ 14,486
 Rental Related Services                                  501          521          380          319          268
                                                     --------     --------     --------     --------     --------
     Total Electronics Rental Operations               27,633       24,531       20,554       17,374       14,754
 Sales                                                  9,789        7,201        7,212        5,610        4,492
 Other                                                    626          441          333          241          161
                                                     --------     --------     --------     --------     --------
     Total Electronics Revenues                      $ 38,048     $ 32,173     $ 28,099     $ 23,225     $ 19,407
                                                     ========     ========     ========     ========     ========

Percentage of Total Revenues                             29.3%        23.8%        20.8%        26.1%        27.2%
Rental Equipment, at cost (year-end)                 $ 72,832     $ 66,573     $ 50,351     $ 43,335     $ 35,168
Rental Equipment, net book value (year-end)          $ 46,012     $ 43,238     $ 31,270     $ 27,279     $ 21,342
Utilization (year-end)(1)                                54.4%        51.5%        52.6%        51.8%        53.8%
Average Utilization(1)                                   53.8%        54.6%        54.9%        54.9%        55.2%
Average Rental Equipment, at cost                    $ 68,420     $ 56,859     $ 46,483     $ 39,335     $ 32,255
Annual Yield on Average Rental Equipment, at cost        39.7%        42.2%        43.4%        43.4%        44.9%
Gross Margin on Sales                                    29.7%        32.9%        33.2%        37.3%        39.6%

TOTAL REVENUES                                       $129,962     $135,428     $134,976     $ 89,005     $ 71,273
-----------------------------------------------------------------------------------------------------------------

(1) Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. The average utilization for the year is calculated using the average of the monthly equipment figures.

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


        During 1999, the Company purchased 2.6 acres of land in Plano, Texas for the development of a 40,000 square foot office and warehouse facility. The primary purpose for constructing the new facility is to relocate the currently rented Richardson, Texas electronics operation. The Company intends to rent out approximately half the facility. Construction of the facility started in January 2000 and will be completed by July 2000 at an estimated cost of $2,000,000.


        The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 1999. Except as noted, all properties are owned by the Company.


FACILITIES
-------------------------------------------------------------------------------------------------
                                                                  Square Footage
                                                  -----------------------------------------------
                                                  Total
                                                  Acres       Office       Warehouse       Total
                                                  -----       -------      ---------      -------
CORPORATE OFFICES
   Livermore, California(1)                          --         9,840            --         9,840

RELOCATABLE MODULAR OFFICES
   Livermore, California(1, 2)                    139.7         7,680        53,440        61,120
   Mira Loma, California                           78.5         7,920        45,440        53,360
   Pasadena, Texas                                 50.0         3,868        24,000        27,868

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
   Livermore, California(1)                          --         8,400         7,920        16,320
   Richardson, Texas(3)                              --         2,640         3,971         6,611
   Plano, Texas(4)                                  2.6            --            --            --

ENVIROPLEX, INC.
   Stockton, California                            13.9         3,365       102,050       105,415

OTHER
   Corona, California(5)                           10.4            --            --            --
   Arlington, Texas(6)                              1.8         1,680         2,387         4,067
                                                  -----       -------       -------       -------
                                                  296.9        45,393       239,208       284,601
                                                  =====       =======       =======       =======
-------------------------------------------------------------------------------------------------

(1) The modular office complex in Livermore, California is 33,840 square feet and includes the Corporate offices and both modulars and electronics branch operations.

(2) Of the 139.7 acres owned, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March, 2008, and 35.8 acres are undeveloped.

(3) Leased office and warehouse space through April 2000, subsequently rented on a month to month basis.

(4) 40,000 square foot office and warehouse facility under construction with expected completion in July 2000

(5)   Facility is for sale or lease.

(6)   Facility rented out to a third party on a month to month basis.



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


        The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company's common stock, by calendar quarter for the past two years were as follows:

STOCK ACTIVITY
--------------------------------------------------------------------------------------------------
                                      1999                                    1998
                      ------------------------------------    ------------------------------------
                        4Q        3Q        2Q        1Q        4Q        3Q        2Q        1Q
                      ------    ------    ------    ------    ------    ------    ------    ------
High                  $19.00    $20.38    $20.50    $22.50    $24.75    $24.50    $23.56    $24.50
Low                   $15.88    $17.63    $17.13    $16.75    $13.88    $16.88    $19.00    $19.25
Close                 $17.50    $18.00    $20.00    $18.25    $22.00    $17.00    $21.13    $19.88
Dividends Declared    $ 0.12    $ 0.12    $ 0.12    $ 0.12    $ 0.10    $ 0.10    $ 0.10    $ 0.10
--------------------------------------------------------------------------------------------------


        As of March 17, 2000, the Company's common stock was held by approximately 108 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.


        The Company has declared a quarterly dividend on its common stock every quarter since 1990. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.


        In March 2000, the Company issued an aggregate of 20,920 shares of its common stock to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, pursuant to the Company's Long-Term Stock Bonus Plan (as described in the Company's Proxy Statement). Under the same Plan, the Company had issued to the same two officers an aggregate of 33,486 shares of common stock in March 1999 and 36,840 shares of common stock in April 1998. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation 230.506.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following table summarizes the Company's selected financial data for the five years ended December 31, 1999 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8.

SELECTED CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------------
(dollar and share amounts in thousands, except per share data)              Year Ended December 31,

                                                           --------------------------------------------------------------
                                                             1999          1998         1997         1996         1995
                                                           ---------     ---------    ---------    ---------    ---------
Operations Data
Revenues
  Rental                                                   $  78,754     $  71,967    $  61,688    $  48,986    $  46,063
  Rental Related Services                                     13,043        11,528       10,278        8,718        7,795
                                                           ---------     ---------    ---------    ---------    ---------
    Rental Operations                                         91,797        83,495       71,966       57,704       53,858
  Sales                                                       37,039        51,044       62,021       30,175       15,839
  Other                                                        1,126           889          989        1,126        1,576
                                                           ---------     ---------    ---------    ---------    ---------
      Total Revenues                                         129,962       135,428      134,976       89,005       71,273
                                                           ---------     ---------    ---------    ---------    ---------
Costs and Expenses
  Direct Costs of Rental Operations
    Depreciation                                              19,780        16,862       14,358       12,456       11,539
    Rental Related Services                                    7,153         6,531        6,287        5,515        5,024
    Other                                                     14,284        13,390       10,375        8,703        7,370
                                                           ---------     ---------    ---------    ---------    ---------
      Total Direct Costs of Rental Operations                 41,217        36,783       31,020       26,674       23,933
  Cost of Sales                                               26,078        35,189       42,550       20,532       10,735
                                                           ---------     ---------    ---------    ---------    ---------
      Total Costs                                             67,295        71,972       73,570       47,206       34,668
                                                           ---------     ---------    ---------    ---------    ---------
        Gross Margin                                          62,667        63,456       61,406       41,799       36,605
  Selling and Administrative                                  17,103        16,220       15,957       13,147       10,459
                                                           ---------     ---------    ---------    ---------    ---------
    Income from Operations                                    45,564        47,236       45,449       28,652       26,146
  Interest                                                     6,606         6,326        4,070        2,887        2,831
                                                           ---------     ---------    ---------    ---------    ---------
    Income before Provision for Income Taxes                  38,958        40,910       41,379       25,765       23,315
  Provision for Income Taxes                                  14,874        16,010       16,323        9,885        9,375
                                                           ---------     ---------    ---------    ---------    ---------
    Income before Minority Interest                           24,084        24,900       25,056       15,880       13,940
  Minority Interest in Income of Subsidiary                      251         1,005        1,011          358           97
                                                           ---------     ---------    ---------    ---------    ---------
    Income before Effect of Accounting Change                 23,833        23,895       24,045       15,522       13,843
  Cumulative Effect of Accounting Change, net of tax(1)       (1,367)           --           --           --           --

                                                           ---------     ---------    ---------    ---------    ---------
Net Income                                                 $  22,466     $  23,895    $  24,045    $  15,522    $  13,843
                                                           =========     =========    =========    =========    =========
Earnings Per Share:
  Basic
    Income before Cumulative Effect of                     $    1.80     $    1.69    $    1.60    $    1.03    $    0.87
Accounting Change
    Cumulative Effect of Accounting Change, net of tax(1)      (0.10)           --           --            -           --

                                                           ---------     ---------    ---------    ---------    ---------
    Net Income                                             $    1.70     $    1.69    $    1.60    $    1.03    $    0.87
                                                           =========     =========    =========    =========    =========
  Diluted
    Income before Cumulative Effect of                     $    1.78     $    1.67    $    1.58    $    1.01    $    0.86
Accounting Change
    Cumulative Effect of Accounting Change, net of tax(1)      (0.10)           --           --            -           --
                                                           ---------     ---------    ---------    ---------    ---------
    Net Income                                             $    1.68     $    1.67    $    1.58    $    1.01    $    0.86
                                                           =========     =========    =========    =========    =========
Shares Used in Per Share Calculation:
  Basic                                                       13,235        14,163       14,982       15,102       15,949
  Diluted                                                     13,383        14,349       15,181       15,306       16,168
Cash Dividends Declared Per Common Share                   $    0.48     $    0.40    $    0.32    $    0.28    $    0.24
Pro Forma Amounts Assuming Change had been in
effect  during 1998, 1997, 1996 and 1995
  Net Income                                               $  23,833     $  23,697    $  23,816    $  15,400    $  13,863
  Earnings Per Share - Basic                               $    1.80     $    1.67    $    1.59    $    1.02    $    0.87

  Earnings Per Share - Diluted                             $    1.78     $    1.65    $    1.57    $    1.01    $    0.86

-------------------------------------------------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL DATA (continued)
-----------------------------------------------------------------------------------------------------------------
(dollar and share amounts in thousands,
except per share data)                                            Year Ended December 31,
                                         ------------------------------------------------------------------------
                                           1999            1998            1997            1996            1995
                                         --------        --------        --------        --------        --------
Balance Sheet Data (at period end)
Rental Equipment, net                    $217,178        $200,028        $174,086        $137,292        $127,608
Total Assets                             $297,722        $278,676        $252,392        $200,035        $175,130
Notes Payable                            $110,300        $ 97,000        $ 82,000        $ 53,850        $ 37,080
Shareholders' Equity                     $ 95,403        $105,394        $ 98,646        $ 88,808        $ 85,893
Shares Issued and Outstanding              12,546          13,970          14,522          14,820          15,540

Book Value Per Share                     $   7.60        $   7.54        $   6.79        $   5.99        $   5.53
Debt (Notes Payable) to Equity               1.16            0.92            0.83            0.61            0.43
Return  on Average Equity                    22.7%           24.0%           24.5%           18.0%           16.4%
-----------------------------------------------------------------------------------------------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Years 1999 and 1998" below for a discussion of the change in accounting method for rental revenue recognition in response to SAB No. 101.


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


        The major portion of the Company's revenue is derived from rental operations comprising approximately 71% of consolidated revenues in 1999 and 62% of consolidated revenues for the three years ended December 31, 1999. Over the past three years modulars comprised 71% of the cumulative rental operations, and electronics comprised 29% of the cumulative rental operations.


        The Company sells both modular and electronic equipment that is new, previously available for rent, or manufactured by its majority owned subsidiary, Enviroplex. In the case of some modular equipment, the Company acts as a dealer of relocatable modular offices and is licensed as a dealer by governmental agencies in California and Texas. Revenues from sales of both modular and electronic equipment have comprised approximately 28% of the Company's consolidated revenues in 1999 and 37% of the Company's consolidated revenues over the last three years. During these three years, modular sales represented 84% and electronic sales represented 16%.


        The rental and sale of modulars to public school districts is a significant part of the Company's business. School business comprised 34%, 45%, and 52% of the Company's consolidated rental and sales revenues for 1999, 1998, 1997. The increases in the Company's sales and rental revenues in 1997 can be attributed primarily to the Class Size Reduction Program implemented by the state of California in 1996. Sales revenues declined significantly in 1999 and 1998 as school districts' demand for classrooms declined as school districts finished implementing the Class Size Reduction Program. (See "Business - Relocatable Modular Offices - Classroom Rentals and Sales" above.)

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

--------------------------------------------------------------------------------------------------------------------
                                                                 Percent of Revenues                Percent Change
                                                      ---------------------------------------       ----------------
                                                       Three
                                                       Years        Year Ended December 31,       1999 over   1998 over
                                                      1999-1997    1999       1998       1997       1998        1997
                                                      ---------------------------------------       ----------------
Revenues
  Rental                                                  53%        61%        53%        46%         9%         17%
  Rental Related Services                                  9         10          9          8         13          12
                                                         ---        ---        ---        ---
      Rental Operations                                   62         71         62         54         10          16
  Sales                                                   37         28         38         46        (27)        (18)
  Other                                                    1          1         nm         nm         nm          nm
                                                         ---        ---        ---        ---
      Total Revenues                                     100%       100%       100%       100%        (4)%        nm
                                                         ---        ---        ---        ---

Costs and Expenses
  Direct Costs of Rental Operations
    Depreciation                                          13         15         12         11         17          17
    Rental Related Services                                5          6          5          5         10           4
    Other                                                  9         11         10          7          7          29
                                                         ---        ---        ---        ---
      Total Direct Costs of Rental Operations             27         32         27         23         12          19
Cost of Sales                                             26         20         26         32        (26)        (17)
                                                         ---        ---        ---        ---
    Total Costs                                           53         52         53         55         (6)         (2)
                                                         ---        ---        ---        ---
          Gross Margin                                    47         48         47         45         (1)          3
Selling and Administrative                                12         13         12         11          5           2
                                                         ---        ---        ---        ---
    Income from Operations                                35         35         35         34         (4)          4
Interest                                                   5          5          5          3          4          55
                                                         ---        ---        ---        ---
    Income before Provision for Income Taxes              30         30         30         31         (5)         (1)
Provision for Income Taxes                                12         11         12         12         (7)         (2)
                                                         ---        ---        ---        ---
    Income before Minority Interest                       18         19         18         19         (3)         (1)
Minority Interest in Income of Subsidiary                 nm          1         nm          1         nm          nm
                                                         ---        ---        ---        ---
    Income before Effect of Accounting Change             18         18         18         18         nm          nm
Cumulative Effect of Accounting Change, net of tax        nm          1         nm         nm         nm          nm
                                                         ---        ---        ---        ---        ---         ---
    Net Income                                            18%        17%        18%        18%        (6%)        nm
--------------------------------------------------------------------------------------------------------------------

nm = not meaningful


FISCAL YEARS 1999 AND 1998

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

        As anticipated, during 1999 increased revenues from rental operations have significantly offset the decline in sales revenues. However, net income for 1999 was reduced by the impact of both a noncash pre-tax compensation charge of $885,000, as well as a one-time, noncash, after-tax charge of $1,367,000 reflecting the cumulative effect through December 31, 1998 of the Company's change in accounting method for rental revenues as of January 1, 1999. After considering the impact of these two charges, net income for 1999 was $22,466,000, or $1.68 per diluted share compared to last year's reported net income of $23,895,000, or $1.67 per diluted share. Excluding the impact of these two charges, net income in 1999 would have been $24,361,000, or $1.82 per diluted share. Assuming the newly adopted accounting method had been in effect in 1998, net income for 1998 would have been $23,697,000, or $1.65 per diluted share, and comparative earnings per diluted share would have increased 10% in 1999 as a result of higher earnings and fewer outstanding shares.

        Rental revenue is recognized under the "operating method" of accounting for the majority of leases. Effective January 1, 1999, rental revenue is recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month period were recorded as deferred income. The new method of recognizing revenue was adopted in response to the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The effect is reported as a change in accounting method in accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes." The cumulative effect of changing to a new method of accounting effective January 1, 1999 was to decrease net income by $1,367,000 (net of taxes of $883,000) or $0.10 per diluted share. The pro forma amounts shown on the consolidated statements of income have been adjusted as if the new method of revenue recognition had been in effect for all periods presented.

        Rental revenues increased $6,787,000 (9%) over 1998, with MMMC contributing $3,665,000 and McGrath-RenTelco contributing $3,122,000 of the increase. As of December 31, 1999, rental equipment on rent increased for MMMC by $16,586,000 and for McGrath-RenTelco by $5,331,000 compared to a year earlier. Even though average utilization for modulars increased from 77.6% in 1998 to 78.4% in 1999, the annual yield declined for modulars from 23.4% to 22.7% as a result of lower rental rates due to competition. Average utilization for electronics declined slightly from 54.6% in 1998 to 53.8% in 1999 with electronics annual yield declining from 42.2% in 1998 to 39.7% in 1999 resulting primarily from competitive pricing pressures.

        Rental related services revenues in 1999 increased $1,515,000 (13%), over 1998 as a result of a higher volume of modular equipment movements and site requirements in 1999. Gross margins on these services increased from 43.4% in 1998 to 45.2% in 1999.

        Sales in 1999 declined $14,005,000 (27%) primarily due to a reduction in sales of manufactured classrooms by Enviroplex to school districts from the high levels in 1998 caused by California's Class Size Reduction Program. Further, increased business levels for Enviroplex anticipated from the $9.2 billion California bond measure, which passed in November 1998, did not materialize in 1999. The single largest sale in 1999 was by Enviroplex for $1,596,000 of new classrooms to a school district. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. Consolidated gross margin on sales declined slightly from 31.1% in 1998 to 29.6% in 1999 due to the lower margin classroom projects sold during 1999.

        Enviroplex's backlog of orders as of December 31, 1999 and 1998 was $12,626,000 and $1,468,000, respectively. (Backlog is not significant in MMMC's modular business or in McGrath-RenTelco's electronic business.)

        Depreciation on rental equipment in 1999 increased $2,918,000 (17%) over 1998 due to additional rental equipment purchased during 1999. The average modular rental equipment, at cost, increased $22,321,000 (11%) and average electronics rental equipment, at cost, increased $11,561,000 (20%) over 1998. Other direct costs of rental operations increased $894,000 (7%) over 1998 primarily due to increased maintenance and repair expenses of the modular fleet. Additionally, during 1998 as in the prior year, a significant number of school customers opted to include upfront charges in the rental rate resulting in higher amortization expense of these related upfront costs over the lease term in subsequent periods.

        Selling and administrative expenses in 1999 increased $883,000 (5%) over 1998. During 1999, the Company repurchased 80,000 shares of stock at $18.00 per share from an employee who had acquired the stock at $6.94 per share through the exercise of a stock option, resulting in the recognition of a noncash compensation expense of $885,000.

        Interest expense in 1999 increased $280,000 (4%) over 1998 as a result of higher average borrowing levels in 1999 offset by a lower weighted average interest rate. The debt increase funded part of the significant rental equipment purchases made during 1999.

        Income before provision for taxes in 1999 decreased $1,952,000 (5%) from 1998 while net income before effect of the accounting change only decreased $62,000 (less than 1%) from 1998. The lower percentage decrease for net income before effect of the accounting change is due to the decrease in the minority interest in income of Enviroplex combined with a lower effective tax rate in 1999 of 38.1% compared to 39.1% in 1998 as more business is derived outside of California.

FISCAL YEARS 1998 AND 1997


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


        In 1999, as in prior years, the Company's primary use of cash has been investing in its growth by purchasing additional rental inventory of relocatable modular offices and electronic test and measurement instruments to satisfy customer requirements. During 1999, the Company purchased $47,310,000 of equipment to add to its inventory available for rent to customers. During the last three years, this growth in the rental inventory has been financed by cash flow from operations, private placement of long-term debt and bank borrowings.


        The Company's operations produced a positive cash flow of $53,235,000 during 1999 as compared to $41,967,000 and $41,405,000 during 1998 and 1997 respectively.


        In July, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in five equal installments commencing on July 15, 2001 (and thus, the outstanding balance at December 31, 1999, was $40,000,000).


        Bank borrowings have long been a source of funds for the Company's purchase of rental equipment. As the Company's assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank lines of credit, which limit is currently $100,000,000. The Company increased its borrowings under this line by $13,300,000 during the year, and at December 31, 1999, the outstanding borrowings under this line were $70,300,000. In addition to the $100,000,000 line of credit, the Company has a $5,000,000 committed line of credit facility related to its cash management services. The Company had a total liabilities to equity ratio of 2.12 to 1 and 1.64 to 1 as of December 31, 1999 and 1998, respectively; and the debt (notes payable) to equity ratio was
1.16 to 1 and 0.92 to 1 at December 31, 1999 and 1998, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate higher limits on its general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and long term debt.


        In addition to increasing its rental inventory assets, the Company also used $2,253,000 to add to its other fixed assets, and has used significant cash to provide returns to its shareholders, both in the form of cash dividends and by stock repurchases. The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. As of March 17, 2000, 1,000,000 shares remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company's common stock during the past three years.



DIVIDEND AND REPURCHASE SUMMARY
-------------------------------------------------------------------------------------------
(dollar and share amounts in
thousands, except per share data)                Year Ended December 31,
                                          -----------------------------------     Three Year
                                           1999          1998          1997         Totals
                                          -------       -------       -------       -------
Cash Dividends Paid                       $ 6,134       $ 5,386       $ 4,641       $16,161
Shares Repurchased                          1,550           620           502         2,672
Average Price Per Share                   $ 18.21       $ 19.77       $ 20.99       $ 19.09
Aggregate Purchase Price                  $28,212       $12,247       $10,545       $51,004
Total Cash Returned to Shareholders       $34,346       $17,633       $15,186       $67,165
-------------------------------------------------------------------------------------------


        Please see the Company's Consolidated Statements of Cash Flows on page 21 for a more detailed presentation of the sources and uses of the Company's cash.

        The Company does not have any material commitments or obligations requiring the expenditure of cash in the future inconsistent with its expenditures in the periods reported herein. The Company believes that its needs for working capital and capital expenditures through 2000 and beyond will be adequately met by operational cash flow, bank borrowings and long-term debt. The Company believes that it has the ability to reduce materially the amount of cash it uses to purchase rental equipment, pay dividends and repurchase its common stock in the future if a need to conserve cash should arise unexpectedly.

MARKET RISK

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

        The Company currently has no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The table below presents principal cash flows and related weighted average interest rates of the Company's notes payable at December 31, 1999 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

------------------------------------------------------------------------------------------------------------------
(dollar amounts in
thousands)
                                               Year Ended December 31,
                            --------------------------------------------------------------
                                                                                    2005
                                                                                     and                    Fair
                             2000       2001        2002       2003       2004    Thereafter    Total       Value
                            -----     -------     -------     ------     ------   ----------   -------     -------
Fixed Rate                  $  --     $ 8,000     $ 8,000     $8,000     $8,000     $8,000     $40,000     $40,000
Average Interest Rate        6.44%       6.44%       6.44%      6.44%      6.44%      6.44%       6.44%
Variable Rate               $  --     $17,575     $52,725     $   --     $   --     $   --     $70,300     $70,300
Average Interest Rate        7.11%       7.11%       7.11%                   --         --        7.11%         --
------------------------------------------------------------------------------------------------------------------


YEAR 2000

        The Company experienced no disruption in operations due to the transition to the Year 2000. A number of major system projects were initiated in 1997, 1998 and 1999 to upgrade core computer hardware, networking and software systems. These projects replaced existing systems as opposed to simply fixing Year 2000 problems; they are now complete and operational. Capitalized expenditures for this process totaled $1,850,000 for the period January 1, 1997 to December 31, 1999 for external labor, hardware and software costs. This amount includes the cost of new software applications installed as a result of strategic replacement projects. Prior to December 31, 1998, the Company did not separately track the internal costs incurred related to Year 2000 issues or the system conversions described above. Such internal costs are principally the related payroll costs for its information systems personnel and are not necessarily considered incremental costs to the Company. Effective January 1, 1999, the Company began to track and capitalize these internal costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During 1999, the Company capitalized internal personnel costs of $300,000 for software development. There has been no material change in total cost estimates related to Year 2000 remediation efforts. There are no known trends or deferred capital spending related to Year 2000 issues that are likely to affect the Company's results of operations.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX                                                                                             PAGE
-----                                                                                             ----
Report of Independent Public Accountants                                                           17
Consolidated Financial Statements
   Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997          18
   Consolidated Balance Sheets as of December 31, 1999, 1998 and 1997                              19
   Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997                                                             20
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997      21
Notes to Consolidated Financial Statements                                                         22

Report of Independent Public Accountants
--------------------------------------------------------------------------------



To the Shareholders and Board of Directors of McGrath RentCorp:

        We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

        As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for rental revenue whereby all rental revenues are recognized ratably over the month on a daily basis.



San Francisco, California
February 11, 2000                           ARTHUR ANDERSEN LLP

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Year Ended December 31,
                                                               ------------------------------------------
(in thousands, except per share amounts)                          1999             1998           1997
---------------------------------------------------------------------------------------------------------
REVENUES
  Rental                                                       $  78,754        $  71,967       $  61,688
  Rental Related Services                                         13,043           11,528          10,278
                                                               ---------        ---------       ---------
     Rental Operations                                            91,797           83,495          71,966
  Sales                                                           37,039           51,044          62,021
  Other                                                            1,126              889             989
                                                               ---------        ---------       ---------
         Total Revenues                                          129,962          135,428         134,976
                                                               ---------        ---------       ---------

COSTS AND EXPENSES
  Direct Costs of Rental Operations
     Depreciation                                                 19,780           16,862          14,358
     Rental Related Services                                       7,153            6,531           6,287
     Other                                                        14,284           13,390          10,375
                                                               ---------        ---------       ---------
               Total Direct Costs of Rental Operations            41,217           36,783          31,020
  Cost of Sales                                                   26,078           35,189          42,550
                                                               ---------        ---------       ---------
               Total Costs                                        67,295           71,972          73,570
                                                               ---------        ---------       ---------
            Gross Margin                                          62,667           63,456          61,406
  Selling and Administrative                                      17,103           16,220          15,957
                                                               ---------        ---------       ---------
     Income from Operations                                       45,564           47,236          45,449
  Interest                                                         6,606            6,326           4,070
                                                               ---------        ---------       ---------
     Income before Provision for Income Taxes                     38,958           40,910          41,379
  Provision for Income Taxes                                      14,874           16,010          16,323
                                                               ---------        ---------       ---------
     Income before Minority Interest                              24,084           24,900          25,056
  Minority Interest in Income of Subsidiary                          251            1,005           1,011
                                                               ---------        ---------       ---------
     Income before Effect of Accounting Change                    23,833           23,895          24,045
 Cumulative Effect of Accounting Change, net of tax
     benefit of $883                                              (1,367)              --              --
                                                               ---------        ---------       ---------
 Net Income                                                    $  22,466        $  23,895       $  24,045
                                                               =========        =========       =========
Earnings Per Share:
   Basic
    Income before cumulative effect of accounting change       $    1.80        $    1.69       $    1.60
    Cumulative effect of accounting change, net of tax             (0.10)              --              --
                                                               ---------        ---------       ---------
    Net Income                                                 $    1.70        $    1.69       $    1.60
                                                               =========        =========       =========
   Diluted
    Income before cumulative effect of accounting change       $    1.78        $    1.67       $    1.58
    Cumulative effect of accounting change, net of tax             (0.10)              --              --
                                                               ---------        ---------       ---------
    Net Income                                                 $    1.68        $    1.67       $    1.58
                                                               =========        =========       =========
Shares Used in Per Share Calculation:
   Basic                                                          13,235           14,163          14,982
   Diluted                                                        13,383           14,349          15,181
Pro Forma Amounts Assuming Accounting Change had been in
effect during 1998 and 1997
   Net Income                                                  $  23,833        $  23,697       $  23,816
   Earnings Per Share - Basic                                  $    1.80        $    1.67       $    1.59
   Earnings Per Share - Diluted                                $    1.78        $    1.65       $    1.57
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                             --------------------------
(in thousands)                                                  1999             1998
---------------------------------------------------------------------------------------
ASSETS
Cash                                                         $     490        $     857
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 1999 and 1998                            25,095           21,811

Rental Equipment, at cost:
   Relocatable Modular Offices                                 238,449          216,414
   Electronic Test Instruments                                  72,832           66,573
                                                             ---------        ---------
                                                               311,281          282,987
   Less Accumulated Depreciation                               (94,103)         (82,959)
                                                             ---------        ---------
    Rental Equipment, net                                      217,178          200,028
                                                             ---------        ---------

Land, at cost                                                   19,303           18,953
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $5,116
   in 1999 and $3,858 in 1998                                   31,668           31,460

Prepaid Expenses and Other Assets                                3,988            5,567
                                                             ---------        ---------
                      Total Assets                           $ 297,722        $ 278,676
                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                             $ 110,300        $  97,000
   Accounts Payable and Accrued Liabilities                     24,811           22,964
   Deferred Income                                               9,511            5,574
   Minority Interest in Subsidiary                               2,836            2,584
   Deferred Income Taxes                                        54,861           45,160
                                                             ---------        ---------
                      Total Liabilities                        202,319          173,282
                                                             ---------        ---------

Shareholders' Equity:
   Common Stock, no par value --
      Authorized -- 40,000 shares
      Issued and Outstanding -- 12,546 shares in
               1999 and 13,970 shares in 1998                    8,755            8,138
    Retained Earnings                                           86,648           97,256
                                                             ---------        ---------
                      Total Shareholders' Equity                95,403          105,394
                                                             ---------        ---------
                      Total Liabilities and
                          Shareholders' Equity               $ 297,722        $ 278,676
                                                             =========        =========
---------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                         MCGRATH RENTCORP
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------
                                                        Common Stock                                Total
                                                  -----------------------         Retained       Shareholders'
(in thousands, except per share amounts)          Shares           Amount         Earnings          Equity
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      14,820        $   7,161        $  81,647        $  88,808
   Net Income                                         --               --           24,045           24,045
   Repurchase of Common Stock                       (502)            (507)         (10,038)         (10,545)
   Noncash Compensation                               28              497               --              497
   Exercise of Stock Options                         176              606               --              606
   Dividends Declared of $0.32 Per Share              --               --           (4,765)          (4,765)
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                      14,522            7,757           90,889           98,646
   Net Income                                         --               --           23,895           23,895
   Repurchase of Common Stock                       (620)            (340)         (11,907)         (12,247)
   Noncash Compensation                               37              485               --              485
   Exercise of Stock Options                          31              236               --              236
   Dividends Declared of $0.40 Per Share              --               --           (5,621)          (5,621)
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                      13,970            8,138           97,256          105,394
   Net Income                                         --               --           22,466           22,466
   Repurchase of Common Stock                     (1,550)          (1,381)         (26,831)         (28,212)
   Noncash Compensation                               35            1,343               --            1,343
   Exercise of Stock Options                          91              655               --              655
   Dividends Declared of $0.48 Per Share              --               --           (6,243)          (6,243)
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                      12,546        $   8,755        $  86,648        $  95,403
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                    ----------------------------------------
(in thousands)                                                        1999            1998            1997
------------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
   Net Income                                                       $ 22,466        $ 23,895        $ 24,045
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                                   21,474          18,309          15,274
      Cumulative Effect of Accounting Change, net of tax               1,367              --              --
      Noncash Compensation                                             1,343             485             497
      Gain on Sale of Rental Equipment                                (5,971)         (5,404)         (6,622)
      Change In:
        Accounts Receivable                                           (3,284)            (17)         (1,874)
        Prepaid Expenses and Other Assets                              1,579             991          (4,161)
        Accounts Payable and Accrued Liabilities                       1,990          (3,850)         13,166
        Deferred Income                                                1,687          (1,354)          1,702
        Deferred Income Taxes                                         10,584           8,912            (622)
                                                                    --------        --------        --------
          Net Cash Provided by Operating Activities                   53,235          41,967          41,405
                                                                    --------        --------        --------

Cash Flow from Investing Activities:
   Purchase of Rental Equipment                                      (47,310)        (51,159)        (62,277)
   Purchase of Land, Buildings, Land Improvements,
      Equipment and Furniture                                         (2,253)         (4,041)        (10,594)
   Proceeds from Sale of Land, Buildings and
      Land Improvements                                                   --           2,190              --
   Proceeds from Sale of Rental Equipment                             16,352          13,759          17,748
                                                                    --------        --------        --------
          Net Cash Used in Investing Activities                      (33,211)        (39,251)        (55,123)
                                                                    --------        --------        --------

Cash Flow from Financing Activities:
   Net Borrowings (Repayments)  under Bank Lines of Credit            13,300         (25,000)         28,150
   Borrowings under Private Placement                                     --          40,000              --
   Net Proceeds from the Exercise of Stock Options                       655             236             606
   Repurchase of Common Stock                                        (28,212)        (12,247)        (10,545)
   Payment of Dividends                                               (6,134)         (5,386)         (4,641)
                                                                    --------        --------        --------
          Net Cash Provided by (Used in) Financing Activities        (20,391)         (2,397)         13,570
                                                                    --------        --------        --------

          Net Increase (Decrease) in Cash                               (367)            319            (148)
Cash Balance, Beginning of Period                                        857             538             686
                                                                    --------        --------        --------
Cash Balance, End of Period                                         $    490        $    857        $    538
                                                                    ========        ========        ========
Interest Paid During the Period                                     $  6,473        $  5,407        $  4,010
                                                                    ========        ========        ========
Income Taxes Paid During the Period                                 $  4,290        $  7,098        $ 16,945
                                                                    ========        ========        ========
Dividends Declared but not yet Paid                                 $  1,506        $  1,397        $  1,162
                                                                    ========        ========        ========
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BUSINESS

        McGrath RentCorp is a California corporation organized in 1979. McGrath RentCorp and its majority owned subsidiary, Enviroplex, Inc. ("Enviroplex"), collectively referred to herein as the "Company", manufactures, rents and sells relocatable modular offices and rents and sells communications, fiber optic and electronic test equipment with related accessories primarily in California and Texas. The Company's corporate offices are located in Livermore, California. In addition to the corporate offices, certain branch functions are conducted from this facility.

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

        Under the trade name "McGrath-RenTelco", the Company rents and sells electronic instruments from Livermore, California and Richardson, Texas. Engineers, scientists, technicians and field-service personnel use these instruments in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in-field service applications. These instruments are rented primarily to electronics, communications, network systems, industrial, research and aerospace companies. The majority of McGrath-RenTelco's rental inventory consists of instruments manufactured by Hewlett-Packard and Tektronix.

        McGrath RentCorp owns 73.2% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells primarily to school districts. Enviroplex conducts its sales and manufacturing operations from one facility located in Stockton, California.

        The rental and sale of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 34%, 45% and 52% of the Company's consolidated rental and sales revenues for 1999, 1998 and 1997, respectively.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of McGrath RentCorp and Enviroplex. All significant intercompany accounts and transactions are eliminated.

REVENUES

        Rental revenue is recognized under the "operating method" of accounting for the majority of leases. Effective January 1, 1999, rental revenue is recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month period were recorded as deferred income. The new method of recognizing revenue was adopted in response to the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The effect is reported as a change in accounting method in accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes." The cumulative effect of changing to a new method of accounting effective January 1, 1999 was to decrease net income by $1,367,000 (net of taxes of $883,000) or $0.10 per diluted share. The pro forma amounts shown on the consolidated statements of income have been adjusted as if the new method of revenue recognition had been in effect for all periods presented.

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Sales revenue is recognized upon delivery of the equipment to the customer. Certain leases meeting the requirements of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," are accounted for as sales type leases. For these leases, sales revenue and the related accounts receivable are recognized upon execution of the lease and unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment (see Note 4).

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EARNINGS PER SHARE


        Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of shares of common stock outstanding for the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the reported period. Common stock equivalents result from dilutive stock options computed using the treasury stock method with the average share price for the reported period. The weighted average number of dilutive options outstanding at December 31, 1999, 1998 and 1997 were 147,789, 186,624 and 199,215, respectively.


COMPREHENSIVE INCOME


        SFAS No. 130, "Reporting Comprehensive Income," establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. Other than net income, the Company has no comprehensive income.


RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to current year presentation.




NOTE 3.  CONCENTRATION OF CREDIT RISK


        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. Historically, the Company has not incurred significant credit related losses, however, an allowance for potential credit losses is maintained. Typically, most customers are established companies or are publicly funded entities located in California or Texas. Although no one customer accounts for more than 10% of the Company's consolidated revenues, credit risk exists in trade accounts receivable primarily due to the significant amount of business transacted with California public school districts (K-12) which represents a significant portion of the Company's revenues (see Note 1). The lack of fiscal funding or a significant reduction of funding from the State of California to the public schools could have a material adverse effect on the Company.



NOTE 4.  SALES TYPE LEASE RECEIVABLES


        The Company has entered into several sales type leases. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:


-------------------------------------------------------------------------------
(in thousands)                                                December 31,
                                                         ----------------------
                                                          1999            1998
                                                         -------        -------
Gross minimum lease payments receivable                  $ 6,992        $ 5,935

Less - unearned interest                                  (1,253)        (1,246)
                                                         -------        -------
    Net investment in sales type lease receivables       $ 5,739        $ 4,689
-------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


        As of December 31, 1999, the future minimum lease payments to be received in 2000 and thereafter are as follows:

-----------------------------------------------------
(in thousands)
Year Ended December 31,
2000                                         $  4,460
2001                                            1,471
2002                                              642
2003                                              265
2004                                              101
2005 and thereafter                                53
                                             --------
     Total minimum future lease payments     $  6,992
-----------------------------------------------------


NOTE 5.  NOTES PAYABLE

        On July 31, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. The outstanding balance at December 31, 1999 was $40,000,000. Among other restrictions, the agreement requires (i) the Company to maintain a minimum net worth of $80,000,000 plus 25% of all net income generated subsequent to June 30, 1998, less an aggregate amount not to exceed $15,000,000 paid by the Company to repurchase its common stock after June 30, 1998, (restricted equity at December 31, 1999 is $73,855,000), (ii) a fixed coverage charge of not less than 2.0 to 1.0, (iii) a rolling fixed charges coverage ratio of not less than 1.5 to 1.0, and (iv) senior debt not to exceed 275% of consolidated net worth and consolidated total debt not to exceed 300% of consolidated net worth.

        The Company maintains an unsecured line of credit agreement, as amended, (the "Agreement") with its banks which expires on June 30, 2001 and permits it to borrow up to $100,000,000 of which $70,300,000 was outstanding as of December 31, 1999. The Agreement requires the Company to pay interest at prime or, at the Company's election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders' equity of not less than $75,000,000 plus 50% of all net income generated subsequent to September 30, 1999 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 1999 is $77,990,000),
(ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year's pro forma debt service) of not less than 1.15 to 1.0. If the Company does not amend or renegotiate the present Agreement for an additional time period prior to its expiration date, the principal amount outstanding at that time will be converted to a two-year term loan with principal due and payable in eight (8) consecutive quarterly installments.

        In addition to the $100,000,000 unsecured line of credit, the Company has a $5,000,000 committed line of credit facility (at prime rate) related to its cash management services of which none was outstanding as of December 31, 1999. This committed line related to its cash management services will expire on June 30, 2000.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The following information relates to the lines of credit for each of the following periods:

-----------------------------------------------------------------------------
(dollar amounts in thousands)                       Year Ended December 31,
                                               ------------------------------
                                                  1999                1998
                                               -----------        -----------
 Maximum amount outstanding                    $    70,300        $   103,500
 Average amount outstanding                    $    62,646        $    79,326
 Weighted average interest rate                       6.08%              6.41%
 Effective interest rate at end of period             7.11%              6.37%
 Prime interest rate at end of period                 8.50%              7.75%
-----------------------------------------------------------------------------







NOTE 6.  INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

----------------------------------------------------------------------
(in thousands)                Current         Deferred         Total
                              --------        --------        --------
Year Ended December 31,
1999
    Federal                   $  3,067        $  8,972        $ 12,039
    State                        1,223             729           1,952
                              --------        --------        --------
                              $  4,290        $  9,701        $ 13,991
                              --------        --------        --------
1998
    Federal                   $  5,526        $  7,736        $ 13,262
    State                        1,572           1,176           2,748
                              --------        --------        --------
                              $  7,098        $  8,912        $ 16,010
                              --------        --------        --------
1997
    Federal                   $ 14,075        $   (809)       $ 13,266
    State                        2,870             187           3,057
                              --------        --------        --------
                              $ 16,945        $   (622)       $ 16,323
----------------------------------------------------------------------

        In 1999, the total provision for income taxes includes a provision on income before taxes of $14,874,000 and a tax benefit of $883,000 included with the cumulative effect of accounting change on the consolidated statements of income.

        The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

---------------------------------------------------------------------------
                                               Year Ended December 31,
                                          ---------------------------------
                                           1999          1998          1997
                                          ---------------------------------
Federal statutory rate                    35.00%        35.00%        35.00%
State taxes, net of federal benefit        3.46          4.37          4.80
Other                                     (0.35)        (0.24)        (0.35)
                                          -----         -----         -----
                                          38.11%        39.13%        39.45%
---------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     The following table shows the tax effect of the Company's cumulative temporary differences included in net deferred income taxes on the Company's consolidated balance sheets:

--------------------------------------------------------------------------------
(in thousands)                                           Year Ended December 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
Excess of tax over book depreciation                    $ 58,112        $ 51,417
State income taxes                                        (3,333)         (3,245)
Accrued liabilities not currently deductible                 (73)           (146)
Revenue deferred for financial reporting purposes         (2,753)         (1,598)
Other, net                                                 2,908          (1,268)
                                                        --------        --------
                                                        $ 54,861        $ 45,160
--------------------------------------------------------------------------------



NOTE 7.  COMMON STOCK AND STOCK OPTIONS

        The Company adopted a 1998 Stock Option Plan (the "1998 Plan"), effective March 9, 1998, under which 2,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Under the 1998 Plan, 345,500 options have been granted with exercise prices ranging from $18.25 to $20.81. The options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of the Company's advisors. As of December 31, 1999, 1,654,500 options remain available to issue under the 1998 plan.

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

        Option activity and options exercisable including weighted average exercise price for the three years ended December 31, 1999 are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                          --------------------------------------------------------------------------------
                                                   1999                        1998                        1997
                                          ----------------------       ---------------------       -----------------------
                                                          Weighted                    Weighted                     Weighted
                                                          Average                     Average                      Average
                                                          Exercise                    Exercise                     Exercise
                                          Shares           Price       Shares          Price       Shares            Price
                                          ------           -----       ------          -----       ------            -----
Options outstanding at January 1,        541,122           13.83      364,672            8.57      540,452            6.90
Options granted during the year          103,500           18.25      242,000           20.81           --              --
Options exercised during the year        (91,250)           7.18      (31,282)           7.55     (175,780)           3.44
Options terminated during the year       (36,850)          18.74      (34,268)          12.93           --              --
                                         -------                      -------                      -------
Options outstanding at December 31,      516,522           15.53      541,122           13.85      364,672            8.57
                                         -------                      -------                      -------
Options exercisable at December 31,      172,407           13.22      171,877            8.55      153,362            7.45
--------------------------------------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 1999:


---------------------------------------------------------------------------------------------
                             Options Outstanding                    Options Exercisable
                     ------------------------------------       -----------------------------
                                     Weighted
                                     Average      Weighted
                       Number       Remaining      Average         Number        Weighted
                     Outstanding    Contractual   Exercise      Exercisable       Average
  Exercise Price     at 12/31/99    Life (Years)    Price       at 12/31/99    Exercise Price
  --------------     -----------    ------------    -----       -----------    --------------
       6.94             82,172         1.75          6.94          63,107           6.94
      10.75            131,350         6.50         10.75          42,600          10.75
      18.25            103,500         9.92         18.25              --          18.25
      20.25             15,500         8.50         20.25          12,000          20.25
      20.81            174,000         8.25         20.81          52,200          20.81
      21.69             10,000         8.67         21.69           2,500          21.69
                       -------                                    -------
 6.94 - 21.69          516,522         7.12         15.53         172,407          13.22
---------------------------------------------------------------------------------------------


        SFAS 123 "Accounting for Stock-Based Compensation" became effective for the Company in 1996. As allowed by SFAS 123, the Company has elected to continue to follow APB 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. However, APB 25 requires recognition of noncash compensation when the Company repurchases stock acquired by an employee through the exercise of an incentive stock option. During 1999, the Company repurchased 80,000 shares of stock at $18.00 per share from an employee who had acquired the stock at $6.94 per share through the exercise of a stock option, resulting in the recognition of noncash compensation expense of $885,000. The noncash compensation of $885,000 is included in the Company's consolidated statements of income in selling and administrative expense.


        In accordance with SFAS 123, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the 1999 and 1998 grants are as follows:

---------------------------------------------------------
                                  Year Ended December 31,
                                  -----------------------
                                      1999      1998
                                      ----      ----
Risk-free interest rates               6.3%      6.5%
Expected dividend yields               2.7%      2.0%
Expected volatility                   27.8%     27.1%
Expected option life (in years)        7.5       7.5
---------------------------------------------------------


The fair value of the options granted subsequent to 1995 are $2,422,000, $2,249,000 and $532,000 at December 31, 1999, 1998 and 1997, respectively.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The following pro forma net income and earnings per share data are computed as if compensation cost for the Stock Option Plan had been determined consistent with SFAS 123:

--------------------------------------------------------------------------------
(in thousands, except
 per share  amounts)                            Year Ended December 31,
                                     -------------------------------------------
                                       1999             1998              1997
                                     --------         --------          --------
Net Income                           $ 22,466         $ 23,895          $ 24,045
Pro Forma net income                   22,043           23,583            24,005
    EPS
       Basic                             1.70             1.69              1.60
       Diluted                           1.68             1.67              1.58
Pro Forma EPS
       Basic                             1.67             1.67              1.60
       Diluted                           1.65             1.64              1.58
--------------------------------------------------------------------------------


     In 1985, the Company established an Employee Stock Ownership Plan, as amended. Under the terms of the plan, the Company makes annual contributions in the form of cash or common stock of the Company to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. A cash contribution of $750,000 was approved in each year for 1999, 1998 and 1997.


     In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the "LTB Plan") under which 400,000 shares of common stock are reserved for grant to officers and key employees. The stock bonuses granted under the LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the LTB Plan vest over 5 years from the grant date contingent on the employee's continued employment with the Company. As of December 31, 1999, 198,559 shares of common stock have been granted, of which 137,211 shares are vested. Future grants of 35,364 shares of common stock are authorized by the Board of Directors to be issued under the LTB Plan in the event the Company reaches the highest level of achievement. The LTB Plan expired in December 1999 and no further grants of common stock can occur under the LTB Plan. Compensation expense for 1999, 1998 and 1997 under these plans was $458,000, $485,000 and $497,000 respectively, and is based on a combination of the anticipated shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company's common stock. As of December 31, 1999, 1998, and 1997, the unvested shares were 61,348, 64,457 and 57,709, respectively, with the related weighted average grant-date fair value of these unvested shares of $20.23, $20.42 and $18.10 per share, respectively.


     The Board of Directors has authorized the repurchase of shares of the Company's outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. In 1997, the Company repurchased 502,408 shares of common stock for an aggregate repurchase price of $10,545,000 or an average price of $20.99 per share. In 1998, the Company repurchased 619,550 shares of common stock for an aggregate repurchase price of $12,247,000 or an average price of $19.77 per share. In 1999, the Company repurchased 1,549,526 shares of common stock for an aggregate repurchase price of $28,212,000 or an average price of $18.21 per share. As of December 31, 1999, 685,940 shares remain authorized for repurchase.

     NOTE 8.  BUSINESS SEGMENTS

     As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company defined its business segments based on the nature of operations for the purpose of reporting under SFAS 131. The Company's three reportable segments are Mobile Modular Management

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of each of these segments is described in Note 1, Organization and Business, and the accounting policies of the segments are described in Note 2, Significant Accounting Policies. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 1999, 1998, and 1997 for the Company's reportable segments is shown in the following table:

--------------------------------------------------------------------------------------------------
(in thousands)                                Modulars    Electronics  Enviroplex     Consolidated
                                              --------    -----------  ----------     ------------
YEAR ENDED DECEMBER 31,
1999
Rental Operations Revenues                    $ 64,164      $27,633      $     --       $ 91,797
Sales and Other Revenues                        16,600       10,415        11,150         38,165
Total Revenues                                  80,764       38,048        11,150        129,962
Depreciation on Rental Equipment                10,811        8,969            --         19,780
Interest Expense (Income)                        5,097        1,724          (215)         6,606
Income before Provision for Income Taxes        23,838       13,641         1,479         38,958
Rental Equipment Acquisitions                   30,443       16,867            --         47,310
Accounts Receivable, net (year-end)             11,334        9,691         4,070         25,095
Rental Equipment, at cost (year-end)           238,449       72,832            --        311,281

1998
Rental Operations Revenues                    $ 58,964      $24,531      $     --       $ 83,495
Sales and Other Revenues                        23,619        7,642        20,672         51,933
Total Revenues                                  82,583       32,173        20,672        135,428
Depreciation on Rental Equipment                 9,398        7,464            --         16,862
Interest Expense                                 4,802        1,505            19          6,326
Income before Provision for Income Taxes        23,133       11,875         5,902         40,910
Rental Equipment Acquisitions                   28,970       22,189            --         51,159
Accounts Receivable, net (year-end)             10,765        6,900         4,146         21,811
Rental Equipment, at cost (year-end)           216,414       66,573            --        282,987

1997
Rental Operations Revenues                    $ 51,412      $20,554      $     --       $ 71,966
Sales and Other Revenues                        34,178        7,545        21,287         63,010
Total Revenues                                  85,590       28,099        21,287        134,976
Depreciation on Rental Equipment                 8,154        6,204            --         14,358
Interest Expense                                 3,148          880            42          4,070
Income before Provision for Income Taxes        24,708       10,723         5,948         41,379
Rental Equipment Acquisitions                   49,303       12,974            --         62,277
Accounts Receivable, net (year-end)             10,449        6,567         4,778         21,794
Rental Equipment, at cost (year-end)           196,133       50,351            --        246,484
--------------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for each of the two years ended December 31, 1999 is summarized below:

-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                               1999
                                                            -----------------------------------------------------------
                                                              First        Second      Third       Fourth       Year
                                                            ---------     --------    --------    --------    ---------
OPERATIONS DATA
  Rental revenues                                           $  19,059     $ 19,019    $ 20,117    $ 20,559    $  78,754
  Total revenues                                               28,574       31,559      36,657      33,172      129,962
  Gross margin                                                 14,577       15,263      16,694      16,133       62,667
  Income from operations                                       10,378       11,274      12,670      11,242       45,564
  Income before income taxes                                    8,862        9,693      10,949       9,454       38,958
  Income before effect of accounting change                     5,420        5,798       6,636       5,979       23,833
  Cumulative effect of accounting change, net of tax           (1,367)          --          --          --       (1,367)
  Net income                                                    4,053        5,798       6,636       5,979       22,466

  Earnings per share:
  Basic
    Income before cumulative effect of accounting change    $    0.39     $   0.43    $   0.51    $   0.47    $    1.80
    Cumulative effect of accounting change, net of tax          (0.10)          --          --          --        (0.10)
                                                            ---------     --------    --------    --------    ---------
    Net Income                                              $    0.29     $   0.43    $   0.51    $   0.47    $    1.70
                                                            =========     ========    ========    ========    =========
  Diluted
    Income before cumulative effect of accounting change    $    0.39     $   0.43    $   0.50    $   0.47    $    1.78
    Cumulative effect of accounting change, net of  tax         (0.10)          --          --          --        (0.10)
                                                            ---------     --------    --------    --------    ---------
    Net Income                                              $    0.29     $   0.43    $   0.50    $   0.47    $    1.68
                                                            =========     ========    ========    ========    =========
  Dividends declared per share                              $    0.12     $   0.12    $   0.12    $   0.12    $    0.48
                                                            =========     ========    ========    ========    =========
  Shares used in per share calculation:
    Basic                                                      13,820       13,403      13,067      12,649       13,235
    Diluted                                                    13,991       13,568      13,220      12,751       13,383

 BALANCE SHEET DATA
  Rental equipment net                                      $ 199,008     $205,797    $213,089    $217,178    $ 217,178
  Total assets                                                274,776      286,700     292,889     297,722      297,722
  Notes payable                                               101,450      102,900     108,700     110,300      110,300
  Shareholders' equity                                         97,937       99,476      92,274      95,403       95,403
-----------------------------------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (continued)

-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                               1998
                                                            -----------------------------------------------------------
                                                              First        Second      Third       Fourth       Year
                                                            ---------     --------    --------    --------    ---------
OPERATIONS DATA
 Rental Revenues                                             $ 16,981    $ 17,340    $ 18,385    $ 19,261    $ 71,967
 Total revenues                                                27,350      33,475      44,478      30,125     135,428
 Gross margin                                                  13,565      15,863      18,680      15,348      63,456
 Income from operations                                         9,860      12,024      14,120      11,232      47,236
 Income before income taxes                                     8,409      10,441      12,434       9,626      40,910
 Net income                                                     4,968       5,974       7,088       5,865      23,895

 Earnings per share:
   Basic                                                     $   0.34    $   0.42    $   0.50    $   0.42    $   1.69
   Diluted                                                   $   0.34    $   0.42    $   0.50    $   0.41    $   1.67
 Dividends declared per share                                $   0.10    $   0.10    $   0.10    $   0.10    $   0.40

 Shares used in per share calculation:
   Basic                                                       14,436      14,122      14,062      13,996      14,163
   Diluted                                                     14,635      14,213      14,231      14,173      14,349

 Pro forma amounts assuming accounting change had been in
    effect during 1998:
 Net income                                                  $  4,941    $  5,923    $  6,988    $  5,845    $ 23,697
 Earnings per share:
   Basic                                                     $   0.34    $   0.42    $   0.50    $   0.42    $   1.67
   Diluted                                                   $   0.34    $   0.42    $   0.49    $   0.41    $   1.65

BALANCE SHEET DATA
 Rental equipment, net                                       $178,003    $186,883    $190,461    $200,028    $200,028
 Total assets                                                 256,968     266,575     274,932     278,676     278,676
 Notes payable                                                 97,747     103,500     100,000      97,000      97,000
 Shareholders' equity                                          93,587      97,168     101,049     105,394     105,394
-----------------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 31, 2000, which will be filed with the Securities and Exchange Commission by not later than May 1, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 31, 2000, which will be filed with the Securities and Exchange Commission by not later than May 1, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 31, 2000, which will be filed with the Securities and Exchange Commission by not later than May 1, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 31, 2000, which will be filed with the Securities and Exchange Commission by not later than May 1, 2000.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index of documents filed as part of this report:

     1. The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

                                                                                                 PAGE OF
                                                                                               THIS REPORT
                                                                                               -----------
     Report of Independent Public Accountants                                                       17

     Consolidated Financial Statements

        Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997      18

        Consolidated Balance Sheets as of December 31, 1999 and 1998                                19

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999,
          1998 and 1997                                                                             20

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
          1998 and 1997                                                                             21

        Notes to Consolidated Financial Statements                                                  22

     2.  Financial Statement Schedules. None

     3.  Exhibits. See Index of Exhibits on page 35 of this report.

     (b) Reports on Form 8-K. None.


     Schedules and exhibits required by Article 5 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



        Date:  March 17, 2000                   MCGRATH RENTCORP



                                                by:  /s/ Robert P. McGrath
                                                     ---------------------------
                                                     Robert P. McGrath
                                                     Chairman of the Board
                                                     and Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES AS INDICATED.


          NAME                              TITLE                               DATE
          ----                              -----                               ----
/s/ William J. Dawson             Director                                 March 17, 2000
--------------------------
William J. Dawson


/s/ Robert C. Hood                Director                                 March 17, 2000
--------------------------
Robert C. Hood


/s/ Joan M. McGrath               Director                                 March 17, 2000
--------------------------
Joan M. McGrath


/s/ Robert P. McGrath             Chairman of the Board and                March 17, 2000
--------------------------        Chief Executive Officer
Robert P. McGrath


/s/ Thomas J. Sauer               Vice President
--------------------------        and Chief Financial Officer              March 17, 2000
Thomas J. Sauer                   (Chief Accounting Officer)


/s/ Delight Saxton                Senior Vice President and Director       March 17, 2000
--------------------------
Delight Saxton


/s/ Ronald H. Zech                Director                                 March 17, 2000
--------------------------
Ronald H. Zech

                                MCGRATH RENTCORP
                                INDEX TO EXHIBITS



NUMBER   DESCRIPTION                                     METHOD OF FILING
------   -----------                                     ----------------
3.1      Articles of Incorporation of McGrath RentCorp   Filed as exhibit 19.1 to the Company's Quarterly Report on
                                                         Form 10-Q for the quarter ended June 30, 1988 (filed August 14,
                                                         1988), and incorporated herein by reference.

3.1.1    Amendment to Articles of Incorporation of       Filed as exhibit 3.1 to the Company's Registration Statement on
         McGrath RentCorp                                Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2    Amendment to Articles of Incorporation of       Filed as exhibit 3.1.2 to the Company's Annual Report on Form 10-K
         McGrath RentCorp                                for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2      Amended and Restated By-Laws of McGrath         Filed as exhibit 3.1 to the Company's Annual Report on Form 10-K for
         RentCorp                                        the year ended December 31, 1990 (filed March 28, 1991), incorporated herein by reference.

3.2.1    Amendment of By-Laws of McGrath RentCorp        Filed as exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2.2    Amendment of By-Laws of McGrath RentCorp        Filed as exhibit 3.2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (filed March 31, 1999, amended
                                                         June 25, 1999), incorporated herein by reference.

3.2.3    Amendment of By-Laws of McGrath RentCorp        Filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (filed May 14, 1999, amended
                                                         June 25, 1999) and incorporated herein by reference.

3.2.4    Amendment of By-Laws of McGrath RentCorp        Filed herewith.

4.1      Amended and Restated Credit Agreement           Filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (filed August 1, 1997), and incorporated herein by reference.

4.1.1    First Amendment to the Restated Credit          Filed as exhibit 4.1.1 to the Company's Annual Report on Form 10-K
         Agreement                                       for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

4.1.2    Second Amendment to the Restated Credit         Filed as exhibit 4.1.2 to the Company's Annual Report on Form 10-K
         Agreement                                       for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

4.1.3    Third Amendment to the Restated Credit          Filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
         Agreement                                       for the quarter ended March 31, 1998 (filed May 13, 1998), incorporated herein by reference.

4.1.4    Facility Reduction Letter for Restated Credit   Filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
         Agreement                                       for the quarter ended September 30, 1998 (filed November 12, 1998), incorporated herein by reference.

4.1.5    Fourth Amendment to the Restated Credit         Filed as exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
         Agreement                                       for the quarter ended March 31, 1999 (filed May 14, 1999, amended
                                                         June 25, 1999) and incorporated herein by reference.

4.1.6    Amended and Restated Credit Agreement           Filed as exhibit 4.1 to the company's Quarterly Report on Form 10-Q
         June, 1999                                      for the quarter ended June 30, 1999 (filed August 11, 1999) and incorporated herein by reference.

4.1.7    First Amendment to the Restated Credit          Filed herewith.
         Agreement June, 1999

4.2      Note Purchase Agreement                         Filed as exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.2.1    Schedule of Notes with Sample Note              Filed as exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

10.1     The McGrath RentCorp 1987 Incentive Stock       Filed as exhibit 19.3 to the Company's Quarterly Report on Form 10-Q
         Option Plan                                     for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.1.1   Exemplar of the Form of the Incentive Stock     Filed as exhibit 19.3 to the Company's Quarterly Report on Form 10-Q
         Option Agreement                                for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.2     The 1998 Stock Option Plan                      Filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.1   Exemplar of Incentive Stock Option for          Filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
         Employees Under the 1998 Stock Option Plan      the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.2   Exemplar of Non-Qualified Stock Option for      Filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         Directors under the 1998 Stock Option Plan      for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.3   Schedule of Options Granted to Members of the   Filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
         Board of Directors                              for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.4   Schedule of Options Granted to Members of the   Filed herewith.
         Board Of Directors

10.3     Exemplar of the Form of the Directors,          Filed as exhibit 19.5 to the Company's Quarterly Report on Form 10-Q
         Officers  Other Agents Indemnification          for the quarter and ended June 30, 1988 (filed August 14, 1988),
         Agreements                                      and incorporated herein by reference.

10.3.1   Exemplar Form of Indemnification Agreement      Filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.4     Long-Term Stock Bonus Plan together with        Filed as exhibit 10.3 to the Company's Annual Report on Form 10-K
         Exemplar Long-Term Stock Bonus Agreement        for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

23       Written Consent of Arthur Andersen, LLP         Filed herewith.

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