Form 10-Q
period 2000-03-31
MCGRATH RENTCORP
filed 2000-05-12
CIK 752714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2000

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from __________ to __________

                        Commission File Number 000-19828

                                SPATIALIGHT, INC.
        (Exact name of small business issuer as specified in its charter)


              New York                                16-1363082
              --------                                ----------
   (State or other jurisdiction of                   (IRS Employer
         Identification No.)                  Incorporation or organization)


                 9 Commercial Blvd., Suite 200, Novato, CA 94949
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (415) 883-1693
                                 --------------
                           (Issuer's telephone number)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,823,338 shares of common stock as of May 8, 2000.

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000


                                Table of Contents

PART I          FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets dated
                March 31, 2000 and December 31, 1999.........................3

                Condensed Consolidated Statements of Operations
                for the Three Months Ended March 31, 2000 and 1999...........4

                Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 2000 and 1999...........5

                Notes to Condensed Consolidated Financial Statements.........6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations.............8

PART II         OTHER INFORMATION

        Item 2. Changes in Securities........................................16

        Item 6. Exhibits and Reports on Form 8-K.............................16

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

SPATIALIGHT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       March 31,           December 31,
                                                                         2000                  1999
                                                                     ------------          ------------
ASSETS

Current assets
  Cash and cash equivalents                                          $  4,018,296             1,236,609
  Accounts receivable                                                      23,636                     0
  Inventories                                                               5,036                 5,036
  Other current assets                                                     70,653                93,417
                                                                     ------------          ------------
          Total current assets                                          4,117,621             1,335,062

Property and equipment, net                                               489,303               321,853
Other assets                                                               27,967                22,670
                                                                     ------------          ------------

               Total assets                                          $  4,634,891             1,679,585
                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                                   $    481,631               286,741
  Accrued expenses and other liabilities                                  695,731               728,990
                                                                     ------------          ------------
        Total current liabilities                                       1,177,362             1,015,731

Noncurrent liabilities
  Convertible notes                                                     1,256,157             1,216,337
  Long term capital lease obligations                                       8,408                 9,605
                                                                     ------------          ------------

               Total liabilities                                        2,441,927             2,241,673

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.01 par value:
     40,000,000 shares authorized;
     18,777,244 and 16,635,818 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                187,772               166,359
Additional paid-in capital                                             25,578,245            20,649,563
Accumulated deficit                                                   (23,573,053)          (21,378,010)
                                                                     ------------          ------------
        Total stockholders' equity (deficit)                            2,192,964              (562,088)
                                                                     ------------          ------------

Total liabilities and stockholders' equity (deficit)                 $  4,634,891             1,679,585
                                                                     ============          ============


See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             2000                   1999
                                                                                         ------------          ------------
Revenues                                                                                 $     38,400                31,500

Cost of revenues                                                                                7,125                 4,104
                                                                                         ------------          ------------
               Gross profits                                                                   31,275                27,396

  Selling, general and administrative expenses                                                479,205               399,247
  Stock-based general and administrative expenses                                              15,000               134,962
  Research and development expenses                                                           808,824               360,070
                                                                                         ------------          ------------
             Total operating expenses                                                       1,303,029               894,279

             Operating loss                                                                (1,271,754)             (866,883)

Other income (expense)

  Interest income                                                                              24,547                 3,291
  Interest expense                                                                            (22,820)              (49,898)
  Stock-based interest expense                                                               (317,913)               (3,268)
                                                                                         ------------          ------------
             Total other expense                                                             (316,186)              (49,875)
                                                                                         ------------          ------------

  Loss from operations before income taxes                                                 (1,587,940)             (916,758)

Income tax expense                                                                                800                   800
                                                                                         ------------          ------------

               Net loss                                                                  $ (1,588,740)             (917,558)
                                                                                         ------------          ------------

Incentive warrants issued                                                                $   (606,300)                   --
                                                                                         ------------          ------------

Net loss available to common shareholders                                                $ (2,195,043)
                                                                                         ============          ============

Net loss per share - basic and diluted                                                   $      (0.13)                (0.08)
                                                                                         ============          ============

Weighted average shares used in computing net loss per share - basic and diluted           17,432,911            11,488,099
                                                                                         ============          ============


See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2000                1999
                                                                                    -----------          -----------
Cash flows from operating activities:

Net loss                                                                            $(1,588,740)            (917,558)
Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                          45,532               24,196
  Stock-based general and administrative expense                                         15,000              134,962
  Stock-based interest expense                                                          317,913                3,268
  Changes in operating assets and liabilities:
     Accounts receivable                                                                (23,636)              18,967
     Inventories                                                                             --                4,105
     Other current assets                                                                22,764              (62,425)
     Accounts payable                                                                   194,890               (1,953)
     Accrued expenses and other current liabilities                                    (304,726)              42,044
     Other assets                                                                        (5,297)              51,212
                                                                                    -----------          -----------

            Net cash used by operating activities                                    (1,326,300)            (703,182)

Cash flows from investing activities:
  Purchase of property and equipment                                                   (212,982)             (25,714)
                                                                                    -----------          -----------

            Net cash used in investing activities                                      (212,982)             (25,714)

Cash flows from financing activities:
  Payments on capital lease obligations                                                  (7,823)              (7,271)
  Payments on notes                                                                                          (50,000)
  Proceeds from issuance of convertible notes with warrants attached                                         590,878
  Proceeds from exercise of warrants and options                                      4,328,792                   --
                                                                                    -----------          -----------

            Net cash provided by financing activities                                 4,320,969              533,607

Net increase (decrease) in cash                                                       2,781,687             (195,289)

Cash at beginning of period                                                           1,236,609              470,086
                                                                                    -----------          -----------
Cash at end of period                                                               $ 4,018,296              274,797
                                                                                    ===========          ===========

Non-cash financing activities:

Warrants issued to incent the exercise of certain warrants (note 5)                 $   606,303                   --
                                                                                    ===========          ===========



See accompanying notes to consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Business Description

SpatiaLight, Inc. and its subsidiary ("SpatiaLight" or the "Company") are in the business of designing and commercializing miniature, high-resolution active matrix liquid crystal displays mounted directly on silicon chips. These displays are also known as and commonly referred to as Liquid Crystal Displays ("LCD"), Active Matrix Liquid Crystal Displays ("AMLCD"), Liquid Crystal on Silicon ("LCOS"), and Spatial Light Modulators ("SLM"). These displays are designed in a manner that can potentially provide high-resolution images suitable for computer, video and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold small quantities of its displays to customers who are evaluating the displays for use in their products.

The Company has identified a number of potential applications and markets for products, which can utilize its display technology. Some of these applications include: large-screen rear-projection television systems, in both standard television format ("NTSC") and future High Definition Television ("HDTV") formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, data storage and holographic imaging systems.

The address and telephone number of the Company's principal executive offices are 9 Commercial Boulevard, Suite 200, Novato, California 94949, (415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of "Sayett Acquisition Company, Inc."; it subsequently changed is name to Sayett Group and in June 1996 changed its name to SpatiaLight, Inc. The Company has a wholly owned subsidiary named SpatiaLight of California, Inc.

2.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the years ended December 31, 1999 and 1998.

3.      Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months ended March 31, 2000 and 1999, respectively are options and warrants to acquire 7,630,312 and 3,953,000 shares of common stock, respectively, and 2,786,714 and 5,859,333 common share equivalents relating to convertible secured notes, from the assumed exercise of such instruments because their effects would be antidilutive. The weighted average exercise price as of March 31, 2000 for the options, warrants and common share equivalents is $2.88, $2.42, and $.94, respectively.

4.      Convertible Notes

Convertible notes at March 31, 2000 relate to notes from Argyle Capital Management Corporation, a Company affiliated with Robert Olins, a Director of the Company. The notes accrue interest at 6% and are due on June 30, 2001. The notes are convertible into the Company's common stock at $.50 per share and are secured by substantially all the assets of the Company. The Company has assumed that the accrued interest, at a rate of 6% from September 1999 to March 31, 2000 will be converted into 84,348 shares of common stock. Using the March 31, 2000 closing price of $7.0625 to value such shares, the Company has accrued stock-based interest expense of $595,707. Of this amount $277,794 had been accrued at December 31, 1999.

5.      Issuance of Securities

On February 10, 2000, the Company issued warrants to purchase 170,815 shares of the Company's common stock at an exercise price of $8.00 (the incentive warrants) in consideration of and to incent the exercise of warrants originally issued in August and September 1999. The incentive warrants, which expire on February 10, 2002, were valued at $606,303 using the Black Scholes option pricing model and the following assumptions: stock price $6.38, historical volatility 114%, risk free rate 6%, a dividend yield of 0, and a contractual term of two years. The value of these incentive warrants is reflected in the statement of operations as a component of the net loss available to common shareholders.

As a result of the issuance of the incentive warrants issued to a group of existing warrant holders, during the first quarter of 2000 the Company issued 1,899,015 shares of common stock upon the exercise of the previously issued warrants. Net cash proceeds received was $4,178,792.

During the first quarter of 2000, the Company issued 240,000 shares of common stock upon the exercise of employee stock options and received cash proceeds of $150,000. In addition, 2,307 shares of stock valued at $15,000 was issued in exchange for services.

6.      Segment Information

The Company's chief operating decision-maker, Chief Executive Officer, reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation. Therefore, the Company has determined that it operates in a single business segment. The Company's revenue for 2000 and 1999 consisted of sales of prototypes and developer kits, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those regarding product acceptance and manufacturing, those contained in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 2000, and the results of operations for the Company for the three months ended March 31, 2000 and 1999. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.


OVERVIEW

We design microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. As potential customers evaluated our displays during 1999, we began development of the fifth generation display. This new display was intended to incorporate the best specifications of our previous display, and new technical capabilities that our potential customers wanted for incorporation in their products. It was designed for mass production. Our fifth generation display began shipping in the first quarter of 2000.

In January 2000 we began the conversion of our accounting system into a fully integrated accounting and manufacturing software and hardware solution. We initiated this change so that we could efficiently handle the expected accounting and manufacturing issues related to the change from our previous focus on research and development, to our new focus on manufacturing and sales. This conversion will cost approximately $250,000. We expect this conversion to be completed in the second quarter of this year.

LIQUIDITY AND CAPITAL RESOURCES

Most of our revenues to date have been derived from sales of our prototypes and developer kits. Although we are producing displays in anticipation of mass production, we have not yet completed our goal of mass production. Delays in development may result in the introduction of products later than anticipated, which may have an adverse effect on both our financial and competitive position. Moreover, we may never be successful in developing or manufacturing a commercially viable display, and in addition, we may never be able to manufacture adequate quantities of our displays at commercially acceptable cost levels or on a timely basis.

We are experiencing negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. We have raised capital through issuance of convertible notes and the sale of warrants to purchase the Company's common stock. Our business may not ultimately generate sufficient revenue to fund the Company's operations on a continuing basis.

As of March 31, 2000, we had approximately $4,000,000 in cash and cash equivalents. Our net working capital at March 31, 2000 was approximately $2,900,000.

Net cash used in operating activities totaled approximately $1,326,000 and $703,000 for the three months ended March 31, 2000 and 1999, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the three months ended March 31, 2000 was approximately $4,300,000, as compared to approximately $530,000 for the three months ended March 31, 1999. Cash was provided primarily from proceeds from the exercise of warrants to purchase our common stock and the exercise of options to acquire our common stock.

As of March 31, 2000, we had an accumulated deficit of approximately $23,573,053. We have realized significant losses in the past and we expect that these losses will continue at least through 2000. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the next 12 to 24 months. Consequently, we may continue to operate at a loss during this period and there can be no assurance that our business will operate on a profitable basis.

RESULTS OF OPERATIONS

Revenues. Total revenues were $38,400 for the three months ended March 31, 2000, and $31,500 for the three months ended March 31, 1999. These revenues were related to the sales of our fourth generation developer kits in 1999, and our fifth generation developer kits in 2000, and are not indicative of anticipated revenues to be realized upon sales of displays produced in quantity.

Cost of Sales. Cost of sales represents product costs associated with the production of display prototypes. Total cost of sales for prototypes was $7,125 for the three months ended March 31, 2000 and $4,104 for the three months ended March 31, 1999. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with the customer.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $480,000 and $400,000 for the three months ended March 31, 2000 and 1999, respectively. The increase of $80,000 relates primarily to costs incurred in implementing our new accounting system.

Stock-based general and administrative expenses. Stock-based general and administrative expenses were approximately $15,000 and $135,000 in the three months ended March 31, 2000 and 1999, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and warrants issued in exchange for services and other consideration. The amount incurred in 2000 relates to stock issued in exchange for services. The amount incurred in the first quarter of 1999 relates to consulting services rendered in advising the Company as to feasible capital structures and identifying capital resources.

Research and development costs. Research and development costs were approximately $808,000 and $360,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in these costs was due primarily to an increase in salaries and consulting and other costs associated with the design and implementation of a new product.