Form 10-Q/A
period 2000-03-31
MCGRATH RENTCORP
filed 2000-05-15
CIK 752714

================================================================================

                                McGRATH RENTCORP

                   5700 LAS POSITAS ROAD, LIVERMORE, CA 94550
                    (Address of principal executive offices)

                                  FORM 10-Q/A
                               (Amendment No. 1)


                             ADDITIONAL INFORMATION

THE FOLLOWING AMENDS McGRATH RENTCORP'S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000 IN ITS ENTIRETY WHICH WAS FILED MAY 12, 2000 AT 1:05 PM EASTERN TIME. DUE TO AN ERROR BY THE FINANCIAL FILING AGENT, THE 10-Q PREVIOUSLY FILED PRESENTED INFORMATION NOT RELATED TO McGRATH RENTCORP.

================================================================================

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   ------------------------------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NUMBER 0-13292

                   ------------------------------------------

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

                   ------------------------------------------

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                        No [ ]


          At May 10, 2000, 12,303,882 shares of Registrant's Common Stock were outstanding.

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


--------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           -----------------------
(in thousands, except per share amounts)                                     2000           1999
--------------------------------------------------------------------------------------------------
REVENUES
   Rental                                                                  $ 21,381       $ 19,059
   Rental Related Services                                                    3,322          2,434
                                                                           --------       --------
     Rental Operations                                                       24,703         21,493
   Sales                                                                      6,693          6,863
   Other                                                                        247            218
                                                                           --------       --------
            Total Revenues                                                   31,643         28,574
                                                                           --------       --------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                                             5,356          4,666
     Rental Related Services                                                  1,732          1,338
     Other                                                                    3,781          3,133
                                                                           --------       --------
           Total Direct Costs of Rental Operations                           10,869          9,137
   Costs of Sales                                                             4,821          4,860
                                                                           --------       --------
            Total Costs                                                      15,690         13,997
                                                                           --------       --------
              Gross Margin                                                   15,953         14,577
   Selling and Administrative                                                 4,695          4,199
                                                                           --------       --------
     Income from Operations                                                  11,258         10,378
   Interest                                                                   1,944          1,516
                                                                           --------       --------
     Income Before Provision for Income Taxes                                 9,314          8,862
   Provision for Income Taxes                                                 3,632          3,478
                                                                           --------       --------
     Income Before Minority Interest                                          5,682          5,384
   Minority Interest in Income (Loss) of Subsidiary                             (21)           (36)
                                                                           --------       --------
     Income before Effect of Accounting Change                                5,703          5,420
   Cumulative Effect of Accounting Change, Net of tax benefit of $833            --         (1,367)
                                                                           --------       --------
   Net Income                                                              $  5,703       $  4,053
                                                                           ========       ========
Earnings Per Share:
   Basic
     Income before Effect of Accounting Change                             $   0.46       $   0.39
     Cumulative Effect of Accounting Change, net of tax                          --          (0.10)
                                                                           --------       --------
     Net Income                                                            $   0.46       $   0.29
                                                                           ========       ========
   Diluted
     Income before Effect of Accounting Change                             $   0.45       $   0.39
     Cumulative Effect of Accounting Change, net of tax                          --          (0.10)
                                                                           --------       --------
     Net Income                                                            $   0.45       $   0.29
                                                                           ========       ========
Shares Used in Per Share Calculation:
   Basic                                                                     12,500         13,820
   Diluted                                                                   12,593         13,991
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

---------------------------------------------------------------------------------------
                                                            MARCH 31,      DECEMBER 31,
                                                            ---------      ------------
(in thousands)                                                2000             1999
---------------------------------------------------------------------------------------
ASSETS
Cash                                                        $     757       $     490
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 2000 and 1999                           22,946          25,095

Rental Equipment, at cost:
   Relocatable Modular Offices                                241,950         238,449
   Electronic Test Instruments                                 78,449          72,832
                                                            ---------       ---------
                                                              320,399         311,281
   Less Accumulated Depreciation                              (97,704)        (94,103)
                                                            ---------       ---------
   Rental Equipment, net                                      222,695         217,178
                                                            ---------       ---------

Land, at cost                                                  19,303          19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $5,562
   in 2000 and $5,116 in 1999                                  31,627          31,668
Prepaid Expenses and Other Assets                               4,495           3,988
                                                            ---------       ---------
           Total Assets                                     $ 301,823       $ 297,722
                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                            $ 114,000       $ 110,300
   Accounts Payable and Accrued Liabilities                    25,920          24,811
   Deferred Income                                              8,501           9,511
   Minority Interest in Subsidiary                              2,814           2,836
   Deferred Income Taxes                                       55,564          54,861
                                                            ---------       ---------
           Total Liabilities                                  206,799         202,319
                                                            ---------       ---------

Shareholders' Equity:
   Common Stock, no par value -
     Authorized -- 40,000 shares
     Outstanding --  12,304 shares in 2000 and
           12,546 shares in 1999                                8,588           8,755
   Retained Earnings                                           86,436          86,648
                                                            ---------       ---------
           Total Shareholders' Equity                          95,024          95,403
                                                            ---------       ---------
           Total Liabilities and Shareholders' Equity       $ 301,823       $ 297,722
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

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              2000           1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                             $  5,703       $  4,053
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
      Depreciation and Amortization                                                          5,802          5,059
      Cumulative Effect of Accounting Change, net of tax                                        --          1,367
      Gain on Sale of Rental Equipment                                                      (1,426)        (1,313)
      Change In:
        Accounts Receivable                                                                  2,150          6,094
        Prepaid Expenses and Other Assets                                                     (507)         1,009
        Accounts Payable and Accrued Liabilities                                               871         (3,056)
        Deferred Income                                                                     (1,010)        (2,901)
        Deferred Income Taxes                                                                  703          3,479
                                                                                          --------       --------
           Net Cash Provided by Operating Activities                                        12,286         13,791
                                                                                          --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                                                            (13,315)        (5,901)
   Purchase of  Land, Buildings, Land Improvements, Equipment and Furniture                   (405)          (724)
   Proceeds from Sale of Rental Equipment                                                    3,866          3,567
                                                                                          --------       --------
           Net Cash Used in Investing Activities                                            (9,854)        (3,058)
                                                                                          --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net Borrowings Under Notes Payable                                                        3,700          4,450
   Proceeds from the Exercise of Stock Options                                                  19             --
   Repurchase of Common Stock                                                               (4,379)        (9,894)
   Payment of Dividends                                                                     (1,505)        (1,397)
                                                                                          --------       --------
           Net Cash Used in Financing Activities                                            (2,165)        (6,841)
                                                                                          --------       --------

           Net Increase in Cash                                                                267          3,892
Cash Balance, Beginning of Period                                                              490            857
                                                                                          --------       --------
Cash Balance, End of Period                                                               $    757       $  4,749
                                                                                          ========       ========

Interest Paid During the Period                                                           $  2,400       $  2,075
                                                                                          ========       ========
Income Taxes Paid During the Period                                                       $  2,929       $     (2)
                                                                                          ========       ========
Dividends Declared but not yet Paid                                                       $  1,723       $  1,616
                                                                                          ========       ========

-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the three months ended March 31, 2000 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 2000 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2000 and 1999 for the Company's reportable segments is shown in the following table:

--------------------------------------------------------------------------------------------------------------
(in thousands)                                MODULARS(1)      ELECTRONICS(2)    ENVIROPLEX       CONSOLIDATED
                                              -----------      --------------    ----------       ------------
THREE MONTHS ENDED MARCH 31,
2000
Rental Operation Revenues                     $  16,805         $   7,898        $      --         $  24,703
Sales and Other Revenues                          3,089             2,405            1,446             6,940
Total Revenues                                   19,894            10,303            1,446            31,643
Depreciation on Rental Equipment                  2,838             2,518               --             5,356
Interest Expense                                  1,501               526              (83)            1,944
Income before Income Taxes                        5,563             3,913             (162)            9,314
Rental Equipment Acquisitions                     5,415             7,900               --            13,315
Accounts Receivable, net (period end)            10,246             9,102            3,598            22,946
Rental Equipment, at cost (period end)          241,950            78,449               --           320,399

1999
Rental Operation Revenues                     $  14,925         $   6,568        $      --         $  21,493
Sales and Other Revenues                          2,688             2,395            1,998             7,081
Total Revenues                                   17,613             8,963            1,998            28,574
Depreciation on Rental Equipment                  2,498             2,168               --             4,666
Interest Expense                                  1,161               399              (44)            1,516
Income before Income Taxes                        5,868             3,210             (216)            8,862
Rental Equipment Acquisitions                     3,465             2,436               --             5,901
Accounts Receivable, net (period end)             6,554             7,379            1,784            15,717
Rental Equipment, at cost (period end)          218,335            66,686               --           285,021

--------------------------------------------------------------------------------------------------------------

1    Operates under the trade name Mobile Modular Management Corporation

2    Operates under the trade name McGrath-RenTelco

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         The Company's core rental businesses both continue to grow steadily. Rental revenues for the three months ended March 31, 2000 increased $2,322,000 (12%) over the comparative period in 1999. Mobile Modular Management Corporation ("MMMC") contributed $1,038,0000 and McGrath-RenTelco contributed $1,284,000 of the three-month increase. MMMC's rental revenues increased as a result of having an average of $18,424,000 more equipment on rent compared to a year earlier even though the average monthly yield for all modular equipment has declined from 1.94% in 1999 to 1.90% in 2000. Modular average utilization for the three months ended March 31, 2000, excluding new equipment inventory, was 80.4% compared to 82.2% for the same period in 1999. McGrath-RenTelco's rental revenue increase can be attributed to strong communication equipment rental activity, which resulted in an average of $7,958,000 more equipment on rent compared to a year earlier. Additionally, the average monthly yield for all electronics equipment increased from 3.22% in 1999 to 3.40% in 2000. Electronics average utilization for the three months ended March 31, 2000 was 56.3% compared to 51.3% for the same period in 1999.

         Rental related services revenues for the three months ended March 31, 2000 increased $888,000 (36%) over the comparative period in 1999. One large project with extensive modification and site related work accounted for 46% of the increase. Gross margin on rental related services for the three-month period increased from 45% in 1999 to 48% in 2000.

         Sales for the three months ended March 31, 2000 declined $170,000 (2%) as compared to the same period in 1999. Consolidated gross margin on sales declined slightly for the three-month period from 29% in 1999 to 28% in 2000. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

         Enviroplex's backlog of orders as of March 31, 2000 and 1999 was $15,397,000 and $4,043,000, respectively. Backlog is not significant in MMMC's modular business or in McGrath-RenTelco's electronics business.

         Depreciation on rental equipment for the three months ended March 31, 2000 increased $690,000 (15%) over the comparative period in 1999 due to higher amounts of rental equipment. For the three months ended March 31, 2000, average modular rental equipment, at cost, increased $22,741,000 (10%) and average electronics rental equipment, at cost, increased $8,224,000 (12%) over the 1999 comparative period. Other direct costs of operations for the three months ended March 31, 2000 increased $648,000 (21%) over the same period in 1999 primarily due to increased maintenance and repair expenses related to the modular fleet.

         Selling and administrative expenses for the three months ended March 31, 2000 increased $496,000 (12%) over the comparative period in 1999 primarily due to higher personnel and benefit costs, including performance and incentive bonuses.

         Interest expense for the three months ended March 31, 2000 increased $428,000 (28%) over the 1999 comparative period as a result of a higher average borrowing level and a higher average interest rate in 2000. The average debt increase resulted from rental equipment purchases, repurchases of the Company's common stock and dividend payments made during the last twelve months.

        Income before provision for taxes for the three months ended March 31, 2000 increased $452,000 (5%) to $9,314,000 while net income increased $1,650,000
(41%) to $5,703,000 or $0.45 per diluted share over the comparative period in 1999. The higher percentage increase in net income is due to the impact of a one-time charge of $1,367,000 recognized in the first quarter of 1999 representing the cumulative effect of an accounting change, net of tax. Excluding the impact of this one-time charge, net income for the three months ended March 31, 1999 was $5,420,000 or $0.39 per diluted share resulting in comparative earnings increasing 5% and comparative earnings per share increasing 15% in 2000.


LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company's operations produced a positive cash flow for the three months ended March 31, 2000 of $12,286,000 as compared to $13,791,000 for the year earlier period. During 2000, the primary uses of cash have been to purchase additional rental inventory to satisfy customer requirements, to repurchase shares of the Company's common stock on the open market, and to pay dividends to the Company's shareholders.

        The Company had a total liabilities to equity ratio of 2.18 to 1 and
2.12 to 1 as of March 31, 2000 and December 31, 1999, respectively. The debt (notes payable) to equity ratios were 1.20 to 1 and 1.16 to 1 as of March 31, 2000 and December 31, 1999, respectively. Both ratios have increased since December 31, 1999 partially as a result of the Company's stock repurchase program.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 2000, the Company repurchased 265,360 shares of its outstanding common stock for an aggregate purchase price of $4,379,000 (or an average price of $16.50 per share). As of May 4, 2000, 975,500 shares remain authorized for repurchase.

        The Company believes that its needs for working capital and capital expenditures through 2000 and beyond will be adequately met by cash flow and bank borrowings.


MARKET RISK

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of March 31, 2000, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

YEAR 2000

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company experienced no disruption in operations due to transition to the Year 2000. A number of major system projects were initiated in 1997, 1998 and 1999 to upgrade core computer hardware, networking and software systems. These projects replaced existing systems as opposed to simply fixing Year 2000 problems; they are now complete and operational. There are no known trends or deferred capital spending related to Year 2000 issues that are likely to affect the Company's results of operations.

                            PART II OTHER INFORMATION

ITEM 3.  OTHER INFORMATION

        On March 17, 2000, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

        Date:  May 10, 2000                  MCGRATH RENTCORP

                                             By:  /s/  Thomas J. Sauer
                                                  ------------------------------
                                                    Thomas J. Sauer
                                                    Vice President and Chief
                                                    Financial Officer (Chief
                                                    Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
 27.1          Financial Data Schedule.