Form 10-Q
period 2000-06-30
MCGRATH RENTCORP
filed 2000-08-09
CIK 752714

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED JUNE 30, 2000        COMMISSION FILE NUMBER 0-13292



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

               Yes [X]                                     No [ ]

      At August 3, 2000, 12,307,918 shares of Registrant's Common Stock were outstanding.

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------  -------------------------
(in thousands, except per share amounts)                        2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------
REVENUES
   Rental                                                     $ 22,847      $ 19,019      $ 44,228      $ 38,078
   Rental Related Services                                       3,974         3,100         7,296         5,534
                                                              --------      --------      --------      --------
     Rental Operations                                          26,821        22,119        51,524      $ 43,612
   Sales                                                        10,315         9,208        17,008        16,071
   Other                                                           233           232           480           450
                                                              --------      --------      --------      --------
            Total Revenues                                      37,369        31,559        69,012        60,133
                                                              ========      ========      ========      ========
COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                                5,745         4,753        11,101         9,419
     Rental Related Services                                     2,324         1,825         4,056         3,163
     Other                                                       4,706         3,531         8,487         6,664
                                                              ========      ========      ========      ========
            Total Direct Costs of Rental Operations             12,775        10,109        23,644        19,246
   Costs of Sales                                                6,915         6,187        11,736        11,047
                                                              --------      --------      --------      --------
            Total Costs                                         19,690        16,296        35,380        30,293
                                                              --------      --------      --------      --------
              Gross Margin                                      17,679        15,263        33,632        29,840
   Selling and Administrative                                    4,787         3,989         9,482         8,188
                                                              --------      --------      --------      --------
     Income from Operations                                     12,892        11,274        24,150        21,652
   Interest                                                      2,160         1,581         4,104         3,097
                                                              --------      --------      --------      --------
     Income Before Provision for Income Taxes                   10,732         9,693        20,046        18,555
   Provision for Income Taxes                                    4,186         3,805         7,818         7,283
                                                              --------      --------      --------      --------
     Income Before Minority Interest                             6,546         5,888        12,228        11,272
   Minority Interest in Income of Subsidiary                       157            90           136            54
                                                              --------      --------      --------      --------
     Income before Effect of Accounting Change                   6,389         5,798        12,092        11,218
   Cumulative Effect of Accounting Change,
     net of  tax benefit of $833                                    --            --            --        (1,367)
                                                              --------      --------      --------      --------
   Net Income                                                 $  6,389      $  5,798      $ 12,092      $  9,851
                                                              ========      ========      ========      ========
Earnings Per Share:
  Basic
    Income before Cumulative Effect of Accounting Change      $   0.52      $   0.43      $   0.97      $   0.82
    Cumulative Effect of Accounting Change, net of tax              --            --            --         (0.10)
                                                              --------      --------      --------      --------
    Net Income                                                $   0.52      $   0.43      $   0.97      $   0.72
                                                              ========      ========      ========      ========
  Diluted
    Income before Cumulative Effect of Accounting Change      $   0.52      $   0.43      $   0.97      $   0.81
    Cumulative Effect of Accounting Change, net of tax              --            --            --         (0.10)
                                                              --------      --------      --------      --------
                                                              $   0.52      $   0.43      $   0.97      $   0.71
                                                              ========      ========      ========      ========
Shares Used in Per Share Calculation:
  Basic                                                         12,305        13,403        12,402        13,611
  Diluted                                                       12,393        13,568        12,494        13,780
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

---------------------------------------------------------------------------------------
                                                             JUNE 30,      DECEMBER 31,
                                                            ---------      ------------
(in thousands)                                                2000            1999
---------------------------------------------------------------------------------------
ASSETS
Cash                                                        $   2,697       $     490
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 2000 and 1999                           27,154          25,095

Rental Equipment, at cost:
   Relocatable Modular Offices                                252,381         238,449
   Electronic Test Instruments                                 81,626          72,832
                                                            ---------       ---------
                                                              334,007         311,281
   Less Accumulated Depreciation                              (99,175)        (94,103)
                                                            ---------       ---------
   Rental Equipment, net                                      234,832         217,178
                                                            ---------       ---------

Land, at cost                                                  19,303          19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $6,016
   in 2000 and $5,116 in 1999                                  32,267          31,668
Prepaid Expenses and Other Assets                               5,702           3,988
                                                            ---------       ---------
           Total Assets                                     $ 321,955       $ 297,722
                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                            $ 125,800       $ 110,300
   Accounts Payable and Accrued Liabilities                    29,862          24,811
   Deferred Income                                              8,610           9,511
   Minority Interest in Subsidiary                              2,971           2,836
   Deferred Income Taxes                                       54,979          54,861
                                                            ---------       ---------
           Total Liabilities                                  222,222         202,319
                                                            ---------       ---------

Shareholders' Equity:
   Common Stock, no par value -
     Authorized -- 40,000 shares
     Outstanding -- 12,308 shares in 2000 and
           12,546 shares in 1999                                8,631           8,755
   Retained Earnings                                           91,102          86,648
                                                            ---------       ---------
           Total Shareholders' Equity                          99,733          95,403
                                                            ---------       ---------
           Total Liabilities and Shareholders' Equity       $ 321,955       $ 297,722
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

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-----------------------------------------------------------------------------------------------------
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
(In thousands)                                                                 2000          1999
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $ 12,092      $  9,851
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                                            12,001        10,215
      Cumulative Effect of Accounting Change, net of tax                           --         1,367
      Gain on Sale of Rental Equipment                                         (3,355)       (2,674)
      Change In:
        Accounts Receivable                                                    (2,059)       (1,545)
        Prepaid Expenses and Other Assets                                      (1,714)          (74)
        Accounts Payable and Accrued Liabilities                                4,968         2,953
        Deferred Income                                                          (901)       (1,517)
        Deferred Income Taxes                                                     118         5,039
                                                                             --------      --------
           Net Cash Provided by Operating Activities                           21,150        23,615
                                                                             --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                                               (34,234)      (19,723)
   Purchase of Land, Buildings, Land Improvements, Equipment & Furniture       (1,497)       (1,704)
   Proceeds from Sale of Rental Equipment                                       8,833         7,209
                                                                             --------      --------
           Net Cash Used in Investing Activities                              (26,898)      (14,218)
                                                                             --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net Borrowings Under Notes Payable                                          15,500         5,900
   Net Proceeds from the Exercise of Stock Options                                 62            28
   Repurchase of Common Stock                                                  (4,379)      (12,584)
   Payment of Dividends                                                        (3,228)       (3,012)
                                                                             --------      --------
           Net Cash Provided by  (Used in) Financing Activities                 7,955        (9,668)
                                                                             --------      --------
           Net Increase (Decrease) in Cash                                      2,207          (271)
Cash Balance, Beginning of Period                                                 490           857
                                                                             --------      --------
Cash Balance, End of Period                                                  $  2,697      $    586
                                                                             ========      ========
Interest Paid During the Period                                              $  3,930      $  2,990
                                                                             ========      ========
Income Taxes Paid During the Period                                          $  7,700      $  2,244
                                                                             ========      ========
Dividends Declared but not yet Paid                                          $  1,723      $  1,598
                                                                             ========      ========
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the six months ended June 30, 2000 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 2000 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  NOTES PAYABLE

        In June 2000, the Company extended its $5,000,000 line of credit related to its cash management services from June 30, 2000 to August 31, 2000. Management expects it will be able to further extend or renew this facility in the future.

NOTE 3.  BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), McGrath-RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2000 and 1999 for the Company's reportable segments is shown in the following table:

--------------------------------------------------------------------------------------------------
(in thousands)                             MODULARS(1)  ELECTRONICS(2)  ENVIROPLEX    CONSOLIDATED
                                           -----------  --------------  ----------    ------------
SIX MONTHS ENDED JUNE 30,
2000
Rental Operation Revenues                   $ 34,311      $ 17,213      $     --       $ 51,524
Sales and Other Revenues                       7,036         5,347         5,105         17,488
Total Revenues                                41,347        22,560         5,105         69,012
Depreciation on Rental Equipment               5,821         5,280            --         11,101
Interest Expense (Income)                      3,139         1,117          (152)         4,104
Income before Income Taxes                    10,696         8,733           617         20,046
Rental Equipment Acquisitions                 19,330        14,904            --         34,234
Accounts Receivable, net (period end)         12,330        10,564         4,260         27,154
Rental Equipment, at cost (period end)       252,381        81,626            --        334,007

1999
Rental Operation Revenues                   $ 30,508      $ 13,104      $     --       $ 43,612
Sales and Other Revenues                       7,704         5,035         3,782         16,521
Total Revenues                                38,212        18,139         3,782         60,133
Depreciation on Rental Equipment               5,096         4,323            --          9,419
Interest Expense (Income)                      2,381           806           (90)         3,097
Income before Income Taxes                    11,700         6,532           323         18,555
Rental Equipment Acquisitions                 13,771         5,952            --         19,723
Accounts Receivable, net (period end)         11,648         8,391         3,317         23,356
Rental Equipment, at cost (period end)       227,105        67,534            --        294,639
--------------------------------------------------------------------------------------------------

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

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      The Company's core rental businesses continue to grow steadily. Rental revenues for the three and six months ended June 30, 2000 increased $3,828,000 (20%) and $6,150,000 (16%) over the comparative periods in 1999. Mobile Modular Management Corporation ("MMMC") contributed $2,162,0000 and McGrath-RenTelco contributed $3,988,000 of the six-month increase. MMMC's rental revenues increased as a result of having an average of $19,056,000 more equipment on rent compared to a year earlier even though the average monthly yield for all modular equipment has declined from 1.91% in 1999 to 1.87% in 2000. At June 30, 2000, modular utilization, excluding new equipment inventory, was 82.4% and average utilization for the six months ended June 30, 2000 was 81.0% compared to 82.0% for the same period in 1999. McGrath-RenTelco's rental revenue increase can be attributed to strong communication equipment rental activity, which resulted in an average of $11,074,000 more equipment on rent compared to a year earlier. Additionally, the average monthly yield for all electronics equipment increased from 3.20% in 1999 to 3.63% in 2000. At June 30, 2000, electronics utilization was 65.4% and average utilization for the six months ended June 30, 2000 was 58.8% compared to 51.4% for the same period in 1999.

      Rental related services revenues for the three and six months ended June 30, 2000 increased $874,000 (28%) and $1,762,000 (32%) over the comparative periods in 1999. Two large projects with extensive modification and site related work accounted for 42% of the six month increase. Gross margin on rental related services for the six-month period increased from 43% in 1999 to 44% in 2000.

      Sales for the three and six months ended June 30, 2000 increased $1,107,000 (12%) and $937,000 (6%) as compared to the same periods in 1999 with most of the sales growth from Enviroplex. Consolidated gross margin on sales was consistent for each of the reported six-month periods at 31%. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.

      Enviroplex's backlog of orders as of June 30, 2000 and 1999 was $12,326,000 and $6,808,000, respectively. Backlog is not significant in MMMC's modular business or in McGrath-RenTelco's electronics business.

      Depreciation on rental equipment for the three and six months ended June 30, 2000 increased $992,000 (21%) and $1,682,000 (18%) over the comparative periods in 1999 due to higher amounts of rental equipment. For the six months ended June 30, 2000, average modular rental equipment, at cost, increased $23,709,000 (11%) and average electronics rental equipment, at cost, increased $10,480,000 (16%) over the 1999 comparative period.

      Other direct costs of rental operations for the three and six months ended June 30, 2000 increased $1,175,000 (33%) and $1,823,000 (27%) over the same periods in 1999 primarily due to an $832,000 write-off of rental equipment in the second quarter identified as equipment which was beyond economic repair. Additionally, higher maintenance and repair expenses of the modular fleet contributed to these increases.

      Selling and administrative expenses for the three and six months ended June 30, 2000 increased $798,000 (20%) and $1,294,000 (16%) over the comparative periods in 1999 primarily due to higher personnel and benefit costs, including performance and incentive bonuses.

      Interest expense for the three and six months ended June 30, 2000 increased $579,000 (37%) and $1,007,000 (33%) over the 1999 comparative periods as a result of a higher average borrowing level and a higher average interest rate in 2000. The average debt increase resulted from rental equipment purchases, repurchases of the Company's common stock and dividend payments made during the last twelve months.

      Income before provision for taxes for the three months ended June 30, 2000 increased $1,039,000 (11%) to $10,732,000 while net income increased $591,000 (10%) to $6,389,000 or $0.52 per diluted share over the comparative period in 1999. Income before provision for taxes for the six months ended June 30, 2000 increased $1,491,000 (8%) to $20,046,000 while net income increased $2,241,000
(23%) to $12,092,000 or $0.97 per diluted share over the comparative period in 1999. The higher percentage increase in net income is due to the impact of a one-time charge of $1,367,000 recognized in the first quarter of 1999 representing the cumulative effect of an accounting change, net of tax. Excluding the impact of this one-time charge, net income for the six months ended June 30, 1999 was $11,218,000 or $0.81 per diluted share resulting in comparative earnings increasing 8% and comparative earnings per share increasing 20% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

      The Company's operations produced a positive cash flow for the six months ended June 30, 2000 of $21,150,000 as compared to $23,615,000 for the year earlier period. During 2000, the primary uses of cash have been to purchase additional rental inventory to satisfy customer requirements, to repurchase shares of the Company's common stock on the open market, and to pay dividends to the Company's shareholders.

      The Company had total liabilities to equity ratios of 2.23 to 1 and 2.12 to 1 as of June 30, 2000 and December 31, 1999, respectively. The debt (notes payable) to equity ratios were 1.26 to 1 and 1.16 to 1 as of June 30, 2000 and December 31, 1999, respectively. Both ratios have increased since December 31, 1999 partially as a result of the Company's stock repurchase program.

      The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 2000 the Company repurchased 265,360 shares of its outstanding common stock for an aggregate purchase price of $4,379,000 (or an average price of $16.50 per share). As of August 3, 2000, 975,500 shares remain authorized for repurchase.

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

      The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of June 30, 2000, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      McGrath RentCorp has been named along with a number of other companies as a defendant in a lawsuit alleging a failure to warn about certain chemicals associated with building materials used in portable classrooms in California. The lawsuit was filed by As You Sow, a corporation that has served as a plaintiff in numerous lawsuits alleging similar failures to warn. The Company and its subsidiary Enviroplex, Inc. are two of nineteen named defendants, all of whom are involved in the portable classroom industry in the State of California. While the plaintiff alleges that materials used to construct portable classrooms require certain warnings, there is no allegation that any individual has suffered any injury or harm. The plaintiff does not allege that any particular classroom leased, sold or manufactured by the Company or Enviroplex has exposed anyone to any such chemicals; and the Company believes that in fact none of the portable classrooms it leases or sells and none of the portable classrooms manufactured by Enviroplex pose any health risk. The Company believes the lawsuit is without merit, and it intends to defend against the suit vigorously.

      The lawsuit was filed in the Superior Court of the State of California for the County of San Francisco on July 7, 2000. The complaint seeks a court injunction ordering the defendants to post warning signs in portable classrooms, recovery of a fine of $2,500 for each failure to post a warning sign where required, and recovery of monies the defendants may have made by selling or leasing classrooms without appropriate warnings. Plaintiff also asks for payment of attorneys' fees.

ITEM 3.  OTHER INFORMATION

      On May 31, 2000, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date August 3, 2000                          MCGRATH RENTCORP

                                             By:  /s/  Thomas J. Sauer
                                                  ------------------------
                                             Thomas J. Sauer
                                             Vice President and Chief
                                             Financial Officer (Chief
                                             Accounting Officer)

                               INDEX TO EXHIBITS

Number                   Description
------                   -----------
 27                      Financial Data Schedule