Form 10-Q
period 2000-09-30
MCGRATH RENTCORP
filed 2000-11-09
CIK 752714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               ---------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER 0-13292

               ---------------------------------------------------

                                MCGRATH RENTCORP
             (Exact name of registrant as specified in its Charter)


           CALIFORNIA                                            94-2579843
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   5700 LAS POSITAS ROAD, LIVERMORE, CA 94550
                    (Address of principal executive offices)

                 Registrant's telephone number: (925) 606-9200

               ---------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]


     At November 3, 2000, 12,311,080 shares of Registrant's Common Stock were outstanding.

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30                SEPTEMBER 30
                                                                ----------------------      ----------------------
(in thousands, except per share amounts)                          2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------
REVENUES
   Rental ...................................................   $ 24,876      $ 20,117      $ 69,104      $ 58,195
   Rental Related Services ..................................      6,694         4,511        13,990        10,045
                                                                --------      --------      --------      --------
      Rental Operations .....................................     31,570        24,628        83,094        68,240
   Sales ....................................................     22,830        11,584        39,838        27,655
   Other ....................................................        243           445           723           895
                                                                --------      --------      --------      --------
                  Total Revenues ............................     54,643        36,657       123,655        96,790
                                                                --------      --------      --------      --------
COSTS AND EXPENSES
   Direct Costs of Rental Operations
      Depreciation ..........................................      6,111         5,072        17,212        14,491
      Rental Related Services ...............................      3,712         2,237         7,768         5,400
      Other .................................................      4,882         4,180        13,369        10,844
                                                                --------      --------      --------      --------
                  Total Direct Costs of Rental Operations ...     14,705        11,489        38,349        30,735
   Costs of Sales ...........................................     16,260         8,474        27,996        19,521
                                                                --------      --------      --------      --------
                  Total Costs ...............................     30,965        19,963        66,345        50,256
                                                                --------      --------      --------      --------
                      Gross Margin ..........................     23,678        16,694        57,310        46,534
   Selling and Administrative ...............................      5,540         4,024        15,022        12,212
                                                                --------      --------      --------      --------
      Income from Operations ................................     18,138        12,670        42,288        34,322
   Interest .................................................      2,361         1,721         6,465         4,818
                                                                --------      --------      --------      --------
      Income Before Provision for Income Taxes ..............     15,777        10,949        35,823        29,504
   Provision for Income Taxes ...............................      6,153         4,225        13,971        11,508
                                                                --------      --------      --------      --------
      Income Before Minority Interest .......................      9,624         6,724        21,852        17,996
   Minority Interest in Income of Subsidiary ................        580            88           716           142
                                                                --------      --------      --------      --------
      Income before Effect of Accounting Change .............      9,044         6,636        21,136        17,854
   Cumulative Effect of Accounting Change,
      net of  tax benefit of $833 ...........................         --            --            --        (1,367)
                                                                --------      --------      --------      --------
   Net Income ...............................................   $  9,044      $  6,636      $ 21,136      $ 16,487
                                                                ========      ========      ========      ========

Earnings Per Share:
   Basic
      Income before Cumulative Effect of Accounting Change...   $   0.73      $   0.51      $   1.71      $   1.33
      Cumulative Effect of Accounting Change, net of tax.....         --            --            --         (0.10)
                                                                --------      --------      --------      --------
      Net Income ............................................   $   0.73      $   0.51      $   1.71      $   1.23
                                                                ========      ========      ========      ========
   Diluted
      Income before Cumulative Effect of Accounting Change      $   0.73      $   0.50      $   1.70      $   1.31
      Cumulative Effect of Accounting Change, net of tax ....         --            --            --         (0.10)
                                                                --------      --------      --------      --------
                                                                $   0.73      $   0.50      $   1.70      $   1.21
                                                                ========      ========      ========      ========
Shares Used in Per Share Calculation:
   Basic ....................................................     12,308        13,067        12,371        13,430
   Diluted ..................................................     12,402        13,220        12,463        13,593

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

----------------------------------------------------------------------------------------
                                                            SEPTEMBER 30,   DECEMBER 31,
                                                            ----------------------------
(in thousands)                                                  2000            1999
----------------------------------------------------------------------------------------
ASSETS
Cash .....................................................   $   1,941       $     490
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 2000 and 1999 .....................      42,648          25,095

Rental Equipment, at cost:
   Relocatable Modular Offices ...........................     259,437         238,449
   Electronic Test Instruments ...........................      86,813          72,832
                                                             ---------       ---------
                                                               346,250         311,281
   Less Accumulated Depreciation .........................    (102,980)        (94,103)
                                                             ---------       ---------
   Rental Equipment, net .................................     243,270         217,178
                                                             ---------       ---------

Land, at cost ............................................      19,303          19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $6,476
   in 2000 and $5,116 in 1999 ............................      32,964          31,668
Prepaid Expenses and Other Assets ........................       5,245           3,988
                                                             ---------       ---------
             Total Assets ................................   $ 345,371       $ 297,722
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable .........................................   $ 127,400       $ 110,300
   Accounts Payable and Accrued Liabilities ..............      34,705          24,811
   Deferred Income .......................................      13,507           9,511
   Minority Interest in Subsidiary .......................       3,552           2,836
   Deferred Income Taxes .................................      59,140          54,861
                                                             ---------       ---------
             Total Liabilities ...........................     238,304         202,319
                                                             ---------       ---------

Shareholders' Equity:
   Common Stock, no par value -
       Authorized -- 40,000 shares
       Outstanding --  12,309 shares in 2000 and
             12,546 shares in 1999 .......................       8,644           8,755
   Retained Earnings .....................................      98,423          86,648
                                                             ---------       ---------
             Total Shareholders' Equity ..................     107,067          95,403
                                                             ---------       ---------
             Total Liabilities and Shareholders' Equity...   $ 345,371       $ 297,722
                                                             =========       =========

----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

---------------------------------------------------------------------------------------------------------
                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
(In thousands)                                                                   2000           1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .............................................................   $ 21,136       $ 16,487
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
       Depreciation and Amortization .......................................     18,574         15,749
       Write Off of Rental Equipment .......................................        980             --
       Cumulative Effect of Accounting Change, net of tax ..................         --          1,367
       Gain on Sale of Rental Equipment ....................................     (4,779)        (4,424)
       Change In:
          Accounts Receivable ..............................................    (17,552)        (1,518)
          Prepaid Expenses and Other Assets ................................     (1,258)           537
          Accounts Payable and Accrued Liabilities .........................     10,392          2,588
          Deferred Income ..................................................      3,996          4,018
          Deferred Income Taxes ............................................      4,279          7,535
                                                                               --------       --------
             Net Cash Provided by Operating Activities .....................     35,768         42,339
                                                                               --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Rental Equipment ...........................................    (52,377)       (35,327)
    Purchase of Land, Buildings, Land Improvements, Equipment & Furniture...     (2,656)        (1,848)
    Proceeds from Sale of Rental Equipment .................................     12,871         12,198
                                                                               --------       --------
             Net Cash Used in Investing Activities .........................    (42,162)       (24,977)
                                                                               --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Net Borrowings Under Notes Payable .....................................     17,100         11,700
    Net Proceeds from the Exercise of Stock Options ........................         75            616
    Repurchase of Common Stock .............................................     (4,379)       (25,486)
    Payment of Dividends ...................................................     (4,951)        (4,610)
                                                                               --------       --------
             Net Cash Provided by (Used in) Financing Activities ...........      7,845        (17,780)
                                                                               --------       --------
             Net Increase (Decrease) in Cash ...............................      1,451           (418)
Cash Balance, Beginning of Period ..........................................        490            857
                                                                               --------       --------
Cash Balance, End of Period ................................................   $  1,941       $    439
                                                                               ========       ========
Interest Paid During the Period ............................................   $  6,777       $  5,345
                                                                               ========       ========
Income Taxes Paid During the Period ........................................   $  9,692       $  3,973
                                                                               ========       ========
Dividends Declared but not yet Paid ........................................   $  1,723       $  1,523
                                                                               ========       ========

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

     The consolidated financial information for the nine months ended September 30, 2000 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 2000 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2. SUBSEQUENT EVENT - NOTES PAYABLE

     Notes payable consists of an unsecured line of credit and $40,000,000 of Senior Notes. In October 2000, the Company amended its unsecured line of credit agreement with its banks to increase the bank facility from $100,000,000 to $120,000,000. All other terms and conditions remained the same.

NOTE 3. BUSINESS SEGMENTS

     The Company defines its business segments based on the nature of operations for the purpose of reporting under Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2000 and 1999 for the Company's reportable segments is shown in the following table:

----------------------------------------------------------------------------------------------------------------
(in thousands)                                            MODULARS(1)  ELECTRONICS(2)  ENVIROPLEX   CONSOLIDATED
                                                          -----------  --------------  ----------   ------------
NINE MONTHS ENDED SEPTEMBER 30,

2000
----
Rents ..................................................   $  41,843     $  27,261      $     --     $  69,104
Rental Related Services ................................      13,474           516            --        13,990
Sales and Other Revenues ...............................      17,287         7,449        15,825        40,561
Total Revenues .........................................      72,604        35,226        15,825       123,655
Depreciation on Rental Equipment .......................       9,090         8,122            --        17,212
Interest Expense (Income) ..............................       4,941         1,761          (237)        6,465
Income before Income Taxes .............................      17,648        14,295         3,880        35,823
Rental Equipment Acquisitions ..........................      30,226        22,151            --        52,377
Accounts Receivable, net (period end) ..................      23,942        11,624         7,082        42,648
Rental Equipment, at cost (period end) .................     259,437        86,813            --       346,250
Average Rental Equipment, at cost ......................     248,097        79,853            --       327,950
Utilization (period end)(3).............................        82.0%         65.1%
Average Utilization(3)..................................        79.1%         60.7%
Average Monthly Yield on Average Rental Equipment,
   at cost..............................................        1.87%         3.79%

1999
----
Rents ..................................................   $  38,284     $  19,911      $     --     $  58,195
Rental Related Services ................................       9,673           372            --        10,045
Sales and Other Revenues ...............................      12,897         7,908         7,745        28,550
Total Revenues .........................................      60,854        28,191         7,745        96,790
Depreciation on Rental Equipment .......................       7,886         6,605            --        14,491
Interest Expense (Income) ..............................       3,720         1,247          (149)        4,818
Income before Income Taxes .............................      18,381        10,286           837        29,504
Rental Equipment Acquisitions ..........................      25,186        10,141            --        35,327
Accounts Receivable, net (period end) ..................      13,037         9,010         1,281        23,328
Rental Equipment, at cost (period end) .................     235,603        69,094            --       304,697
Average Rental Equipment, at cost ......................     224,069        67,428            --       291,497
Utilization (period end)(3).............................        80.0%         59.9%
Average Utilization(3)..................................        78.3%         53.0%
Average Monthly Yield on Average Rental Equipment,
    at cost.............................................        1.90%         3.28%

----------------------------------------------------------------------------------------------------------------

(1)  Operates under the trade name Mobile Modular Management Corporation

(2)  Operates under the trade name RenTelco

(3) Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The Company's core rental businesses grew significantly. Rental revenues for the three and nine months ended September 30, 2000 increased $4,759,000 (24%) and $10,909,000 (19%) over the comparative periods in 1999. Mobile Modular Management Corporation ("MMMC") contributed $3,559,0000 and RenTelco contributed $7,350,000 of the nine-month increase. MMMC's rental revenues increased as a result of having an average of $19,994,000 more equipment on rent compared to a year earlier even though the average monthly yield for all modular equipment has declined from 1.90% in 1999 to 1.87% in 2000. At September 30, 2000, modular utilization, excluding new equipment inventory, was 83.7% and average utilization for the nine months ended September 30, 2000 and 1999 was 81.7% and 81.9%, respectively. RenTelco's rental revenue increase can be attributed to strong communication equipment rental activity, which resulted in an average of $12,536,000 more equipment on rent compared to a year earlier. Additionally, the average monthly yield for all electronics equipment increased from 3.28% in 1999 to 3.79% in 2000. At September 30, 2000, electronics utilization was 65.1% and average utilization for the nine months ended September 30, 2000 and 1999 was 60.7% and 53.0%, respectively.

     Rental related services revenues for the three and nine months ended September 30, 2000 increased $2,183,000 (48%) and $3,945,000 (39%) over the comparative periods in 1999. One large project in the third quarter with extensive modification and site related work accounted for 37% of the three-month increase and 21% of the nine-month increase. Gross margin on rental related services for the nine-month period decreased from 46.2% in 1999 to 44.5% in 2000.

     Sales for the three and nine months ended September 30, 2000 increased $11,246,000 (97%) and $12,183,000 (44%) as compared to the same periods in 1999 with most of the sales growth attributed to Enviroplex. Consolidated gross margin on sales for the nine months ended September 30, 2000 was 29.7% compared to 29.4% for the same period in 1999. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding.

     Enviroplex's backlog of orders as of September 30, 2000 and 1999 was $1,944,000 and $4,595,000, respectively. Backlog is not significant in MMMC's modular business or in RenTelco's electronics business.

     Depreciation on rental equipment for the three and nine months ended September 30, 2000 increased $1,039,000 (20%) and $2,721,000 (19%) over the comparative periods in 1999 due to higher amounts of rental equipment. For the nine months ended September 30, 2000, average modular rental equipment, at cost, increased $24,028,000 (11%) and average electronics rental equipment, at cost, increased $12,425,000 (18%) over the 1999 comparative period.

     Other direct costs of rental operations for the three and nine months ended September 30, 2000 increased $702,000 (17%) and $2,525,000 (23%) over the same periods in 1999 primarily due to an $1,170,000 write-off of rental equipment including disposal costs in the second and third quarters identified as equipment which was beyond economic repair. Additionally, higher maintenance and repair expenses of the modular fleet contributed to these increases.

     Selling and administrative expenses for the three and nine months ended September 30, 2000 increased $1,516,000 (38%) and $2,810,000 (23%) over the comparative periods in 1999 primarily due to higher personnel and benefit costs, including performance and incentive bonuses.

     Interest expense for the three and nine months ended September 30, 2000 increased $640,000 (37%) and $1,647,000 (34%) over the 1999 comparative periods as a result of a higher average borrowing level and a higher average interest rate in 2000. The average debt increase during the last twelve months primarily resulted from rental equipment purchases.

     Income before provision for taxes for the three months ended September 30, 2000 increased $4,828,000 (44%) from $10,949,000 to $15,777,000 while net income increased $2,408,000 (36%) from $6,636,000 to $9,044,000 or $0.23 per diluted share over the comparative period in 1999. Income before provision for taxes for the nine months ended September 30, 2000 increased $6,319,000 (21%) from $29,504,000 to $35,823,000 while net income increased $4,649,000 (28%) from
$16,487,000 to $21,136,000 or $0.49 per diluted share over the comparative period in 1999. The higher percentage increase in year-to-date net income is partially due to the impact of a one-time charge of $1,367,000 recognized in the first quarter of 1999 representing the cumulative effect of an accounting change, net of tax. Excluding the impact of this one-time charge, net income for the nine months ended September 30, 1999 was $17,854,000 or $1.31 per diluted share resulting in comparative earnings increasing 18% and comparative earnings per share increasing 30% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

     The Company's operations produced a positive cash flow for the nine months ended September 30, 2000 of $35,768,000 as compared to $42,339,000 for the year earlier period. During 2000, the primary uses of cash have been to purchase additional rental inventory to satisfy customer requirements, to repurchase shares of the Company's common stock on the open market, and to pay dividends to the Company's shareholders.

     The Company had total liabilities to equity ratios of 2.23 to 1 and 2.12 to 1 as of September 30, 2000 and December 31, 1999, respectively. The debt (notes payable) to equity ratios were 1.19 to 1 and 1.16 to 1 as of September 30, 2000 and December 31, 1999, respectively. Both ratios have increased since December 31, 1999 partially as a result of the Company's stock repurchase program.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2000 the Company repurchased 265,360 shares of its outstanding common stock for an aggregate purchase price of $4,379,000 (or an average price of $16.50 per share). As of November 3, 2000, 975,500 shares remain authorized for repurchase.

     The Company believes that its needs for working capital and capital expenditures through 2000 and beyond will be adequately met by cash flow and bank borrowings.

MARKET RISK

     The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of September 30, 2000, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

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

ITEM 3. OTHER INFORMATION

     On August 24, 2000, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     NUMBER     DESCRIPTION                                 METHOD OF FILING
     ------     -----------                                 ----------------
       4.1      Amendment No. 2 to the Credit Agreement      Filed herewith.
      27.1      Financial Data Schedule                      Filed herewith.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date November 3, 2000                   MCGRATH RENTCORP

                                        By: /s/ Thomas J. Sauer
                                           -------------------------------------
                                           Thomas J. Sauer
                                           Vice President and Chief Financial
                                           Officer (Chief Accounting Officer)

                                 EXHIBIT INDEX

     NUMBER     DESCRIPTION
     ------     -----------
       4.1      Amendment No. 2 to the Credit Agreement
      27.1      Financial Data Schedule