Form 10-K
period 2000-12-31
MCGRATH RENTCORP
filed 2001-03-30
CIK 752714

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000     COMMISSION FILE NUMBER 0-13292

                            -----------------------

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

                            -----------------------

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

                                Yes  [X]   No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $174,507,255 as of March 16, 2001.

        At March 16, 2001, 12,160,248 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 30, 2001, which will be filed with the Securities and Exchange commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12 and 13.

        Exhibit index appears on page 36.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        McGrath RentCorp (the "Company") is a California corporation organized in 1979. The Company is comprised of three business segments: "Mobile Modular Management Corporation" ("MMMC"), its modular building rental group, "RenTelco," its electronic test equipment rental group, and "Enviroplex," its majority-owned subsidiary classroom manufacturing business. The Company's corporate offices are located in Livermore, California. In addition, branch operations for both rental divisions are conducted from this facility.

        MMMC rents and sells modular buildings and accessories to fulfill customers' temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as sales offices, construction field offices, classrooms, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the modulars from various manufacturers who build them to MMMC's design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC's primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer demands and requirements. Rentals and sales to school districts by MMMC represent a significant portion of MMMC's total revenues.

        RenTelco rents and sells electronic test equipment nationally from two locations. The Plano, Texas location houses the Company's communications and fiber optic test equipment inventory, calibration laboratory and eastern U.S. sales engineer and operations staffs. The Livermore, California location houses the Company's general-purpose test equipment inventory, calibration laboratory and western U.S. sales engineer and operations staffs.

        Communications and fiber optic test equipment is utilized by field technicians, engineers and installer contractors in evaluating voice, data and multimedia communications networks, installing optical fiber cabling and in the development of switch, network and wireless products. This test equipment is rented primarily to network systems companies, electrical contractors, local & long distance carriers and manufacturers of communications transmission equipment. RenTelco purchases communications test equipment from over 40 different manufacturers domestically and abroad.

        Engineers, scientists and technicians utilize general-purpose test equipment in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. The majority of general-purpose equipment is manufactured by Agilent (formerly Hewlett Packard), Tektronix and Acterna.

        McGrath RentCorp owns 73% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California. Since inception, McGrath RentCorp has assisted Enviroplex in a variety of corporate functions such as accounting, human resources, facility improvements and insurance. McGrath RentCorp has not purchased significant quantities of manufactured product from Enviroplex. Enviroplex sales revenues were $17.0 million, $11.2 million and $20.7 million in 2000, 1999 and 1998, respectively.

        The rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 35%, 34%, and 45% of the Company's consolidated rental and sales revenues for 2000, 1999 and 1998, respectively.

        Please see Note 8 to the Consolidated Financial Statements on page 31 for more information on the Company's business segments.

        The Company has 404 employees, of whom 51 are primarily administrative and executive personnel, and the remaining 353 are engaged in manufacturing or rental operations. Unions represent none of these employees. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems, which results in the efficient use of overhead. Each product line has its own sales and technical personnel.

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

        MMMC purchases new modulars from various manufacturers who build to MMMC's design specifications. None of the principal suppliers are affiliated with the Company. During 2000, the Company purchased 33% of its modular product from one manufacturer with multiple operations in several states. The Company believes that the loss of its primary manufacturer of modulars would not have a material adverse effect on its operations, however the Company could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

MARKETING

        The Company's largest single demand is for temporary classroom and other educational space needs of public and private schools, colleges and universities. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and, several years ago, class size reduction (see "Classroom Rentals and Sales" below). Other customer use applications include sales offices, construction field offices, health care facilities, sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies, commonly use large multi-modular complexes to serve their interim administrative and operations space needs. The Company's branch and corporate offices, with the exception of RenTelco's Plano facility and Enviroplex's facility, are housed in various sizes of modulars.

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

        Because service is a major competitive factor in the rental of modulars, MMMC offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, in-house customization services, rapid delivery, timely installation and maintenance of its units.

RENTALS

        Rental periods range from one month to ten years with a typical rental period of eighteen months. Most rental agreements provide no purchase options; and when a rental agreement does provide the customer with a purchase option, it is generally on terms attractive to MMMC.

        The customer is responsible for the costs of insuring the unit, transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return delivery of the unit to one of MMMC's three inventory centers, and certain costs for customization. MMMC maintains the units in good working condition while on rent. Upon return, the units are inspected for damage and customers are billed for items considered beyond normal wear and tear. The units are then refurbished for subsequent use. Refurbishment work can include floor tile repairs, roof maintenance, cleaning, painting and other cosmetic repairs.

        At December 31, 2000, MMMC had 17,555 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $261.1 million or an average cost per unit of $14,900. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2000, fleet utilization was 84.9% and average fleet utilization during 2000 was 82.3%.

SALES

        In addition to operating its rental fleet, MMMC sells modulars to customers. These sales arise out of its marketing efforts for the rental fleet. Such sales can be of either new units or used units from the rental fleet, which permits an orderly turnover of older units. During 2000, MMMC's largest sale of modulars was for new classrooms to a school district for approximately $4.4 million. This sale represented approximately 18% of MMMC's sales, 9% of the Company's consolidated sales, and less than 3% of the Company's consolidated revenues.

        MMMC provides limited 90-day warranties on used modulars and passes through manufacturers' one-year warranty on new units. Warranty costs have not been significant to MMMC's operations to date, and MMMC attributes this to its commitment to high quality standards and regular maintenance programs.

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

        Competition in the rental and sale of relocatable modular offices is intense. Many firms are engaged in the rental of modulars, and some have substantially greater financial resources than MMMC. Significant competitive factors in the rental business include availability, price, services, reliability, appearance and functionality of the product. MMMC markets high-quality, well constructed and attractive modulars. MMMC believes that part of the strategy for modulars should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers' needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. The Company is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of its units. The efficiency and responsiveness continues to be enhanced by the Company's computer based relational database programs that control its internal operations. MMMC anticipates strong competition in the future and believes its process of improvement is ongoing.

CLASSROOM SALES BY ENVIROPLEX

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

        Enviroplex manufactures moment-resistant, rigid steel framed portable classrooms built to the requirements of the DSA and sells directly to school districts. The moment-resistant, rigid steel-framed classroom is engineered to have the structural columns support the weight of the building. This offers the customer greater design flexibility as to overall classroom size and the placement of doors and windows. Enviroplex fabricates most of the structural steel component parts using only mill certified sheet steel. Enviroplex's standard designs have been engineered for strength and durability using lighter weight steel. Customers are offered a wide variety of DSA pre-approved classroom sizes and features with market established pricing, saving them valuable time on their classroom project. Customization features include restrooms, computer lab setups, interior offices, cabinetwork and kitchen facilities.

         During 2000, Enviroplex's largest sale was for $2.5 million of new classrooms to a school district. This sale represented 15% of Enviroplex's sales, 5% of the Company's consolidated sales and less than 2% of the Company's consolidated revenues.

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

        Enviroplex provides a one-year warranty on equipment manufactured. Warranty costs have not been significant to Enviroplex's operations to date that can be attributed to Enviroplex's dedication to manufacturing and delivering a quality, problem-free product.

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

SCHOOLS AS A PERCENTAGE OF RENTAL AND SALES REVENUES

------------------------------------------------------------------------------
Percentage of:                               2000    1999   1998   1997   1996
--------------                               ----    ----   ----   ----   ----
Modular Rental Revenues                       47%     48%    44%    45%    40%
Modular Sales Revenues                        61%     52%    78%    74%    54%

Consolidated Rental and Sales Revenues        35%     34%    45%    52%    37%
------------------------------------------------------------------------------

        The increased modular sales percentage shown for 1998 and 1997 can be attributed to the Class Size Reduction Program instituted by the state of California. School districts were given great incentive to reduce class size in the lower grades from 30 students to no greater than 20 students. This highly popular program created a great demand for both purchasing and renting classroom buildings and was essentially implemented by the end of 1999. In 2000, the increased modular sales percentages resulted from new requirements beyond Class Size Reduction by school districts.

        LEGISLATION

        In California (where most of the Company's rentals to public school districts have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the DSA. However, school districts may rent classrooms that meet either the Department of Housing ("DOH") or DSA requirements. Prior to 1988 the majority of the classrooms in the Company's rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. During the 1990's additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000.

         In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. School districts have until August 31, 2002 to make the necessary modifications to extend their usage of these buildings. To the extent that school districts elect not to proceed with retrofitting these existing buildings on rent and return the equipment, rental income levels could be impacted negatively. Currently, regulations are in place that allow for the ongoing use of DOH classrooms from the Company's inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a "Temporary Certification" from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. At December 31, 2000, the net book value of DOH classrooms represented less than 2% of the total assets of the Company and utilization was at 90.3%.

                   ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS

DESCRIPTION

        The Company's communications and fiber optics rental inventory includes fiber, telecom, SONET, ATM, broadcast, copper, line simulator, microwave, network and transmission test equipment. The general-purpose inventory includes oscilloscopes, amplifiers, spectrum, network and logic analyzers, and CATV, component measurement, industrial, signal source, microprocessor development and power source test equipment. The Company also rents electronic instruments from other rental companies and re-rents the instruments to customers.

        At December 31, 2000, the Company had an aggregate cost of electronics rental inventory and accessories of $92.4 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. At December 31, 2000 utilization was 63.5%, and the average utilization during 2000 was 61.4%. The Company rents electronic equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3.0% to 10.0% of the current manufacturers' list price. The Company depreciates its equipment over 5 to 8 years.

        The Company endeavors to keep its equipment fresh and attempts to sell equipment so that the majority of the inventory is less than five years old. The Company generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. In 2000, approximately 21% of the electronics revenues were derived from sales. The largest electronics sale during 2000 represented 3% of electronics sales and less than 1% of the Company's consolidated revenues.

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

        The industry consists primarily of three major companies. One of these companies is much larger than the Company, has substantially greater financial resources and is well established in the industry with a large inventory of equipment, several branch offices and experienced personnel.

        PRODUCT HIGHLIGHTS

        The following table shows the revenue components, percentage of rental and total revenues, rental equipment (at cost), rental equipment (net book value), number of relocatable modular offices, year-end and average utilization, average rental equipment (at cost), annual yield on average rental equipment (at cost) and gross margin on rental revenues and sales by product line for the past five years.

PRODUCT HIGHLIGHTS
-----------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                     YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                 2000         1999         1998         1997         1996
                                               --------     --------     --------     --------     --------
RELOCATABLE MODULAR OFFICES
(operates under MMMC and Enviroplex)
Revenues
 Rental                                        $ 56,779     $ 51,622     $ 47,957     $ 41,514     $ 31,931
 Rental Related Services                         16,462       12,542       11,007        9,898        8,399
                                               --------     --------     --------     --------     --------
     Total Modular Rental Operations             73,241       64,164       58,964       51,412       40,330
                                               --------     --------     --------     --------     --------
 Sales -- MMMC                                   23,831       16,100       23,171       33,522       14,359
   Sales -- Enviroplex                           16,992       11,150       20,672       21,287       10,206
                                               --------     --------     --------     --------     --------
     Total Modular Sales                         40,823       27,250       43,843       54,809       24,565
                                               --------     --------     --------     --------     --------
 Other                                              423          500          448          656          885
                                               --------     --------     --------     --------     --------
     Total Modular Revenues                    $114,487     $ 91,914     $103,255     $106,877     $ 65,780
                                               ========     ========     ========     ========     ========

Percentage of Rental Revenues                      59.8%        65.5%        66.6%        67.3%        65.2%
Percentage of Total Revenues                       69.7%        70.7%        76.2%        79.2%        73.9%
Rental Equipment, at cost (year-end)           $261,081     $238,449     $216,444     $196,133     $158,377
Rental Equipment, net book
  value (year-end)                             $187,059     $171,166     $156,790     $142,816     $110,014
Number of Units (year-end)                       17,555       16,230       15,139       14,240       11,582
Utilization (year-end)(1)                          84.9%        80.2%        83.0%        83.0%        78.7%
Average Utilization(1)                             82.3%        81.6%        83.1%        81.6%        72.5%
Average Rental Equipment, at cost(2)           $238,408     $213,571     $186,865     $161,821     $145,760
Annual Yield on Average Rental Equipment,
  at cost                                          23.8%        24.2%        25.7%        25.7%        21.9%
Gross Margin on Rental Revenues                    50.2%        55.3%        56.2%        59.0%        55.4%
Gross Margin on Sales                              28.0%        29.5%        30.8%        31.2%        30.7%

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
(operates under RenTelco)
Revenues
 Rental                                        $ 38,152     $ 27,132     $ 24,010     $ 20,174     $ 17,055
 Rental Related Services                            723          501          521          380          319
                                               --------     --------     --------     --------     --------
     Total Electronics Rental Operations         38,875       27,633       24,531       20,554       17,374
 Sales                                           10,201        9,789        7,201        7,212        5,610
 Other                                              595          626          441          333          241
                                               --------     --------     --------     --------     --------
     Total Electronics Revenues                $ 49,671     $ 38,048     $ 32,173     $ 28,099     $ 23,225
                                               ========     ========     ========     ========     ========

Percentage of Rental Revenues                      40.2%        34.5%        33.4%        32.7%        34.8%
Percentage of Total Revenues                       30.3%        29.3%        23.8%        20.8%        26.1%
Rental Equipment, at cost (year-end)           $ 92,404     $ 72,832     $ 66,573     $ 50,351     $ 43,335
Rental Equipment, net book
  value (year-end)                             $ 60,343     $ 46,012     $ 43,238     $ 31,270     $ 27,279
Utilization (year-end)(1)                          63.5%        54.4%        51.5%        52.6%        51.8%
Average Utilization(1)                             61.4%        53.8%        54.6%        54.9%        54.9%
Average Rental Equipment, at cost              $ 82,401     $ 68,420     $ 56,859     $ 46,483     $ 39,335
Annual Yield on Average Rental Equipment,
  at cost                                          46.3%        39.7%        42.2%        43.4%        43.4%
Gross Margin on Rental Revenues                    63.8%        59.5%        61.5%        61.7%        59.4%
Gross Margin on Sales                              32.6%        29.7%        32.9%        33.2%        37.3%

TOTAL REVENUES                                 $164,158     $129,962     $135,428     $134,976     $ 89,005
-----------------------------------------------------------------------------------------------------------

(1) Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average utilization is calculated using the average costs for the year.

(2) Average rental equipment, at cost for modulars excludes new equipment inventory and accessory equipment.

ITEM 2. PROPERTIES.

        The Company currently conducts its operations from five locations. Inventory centers, at which relocatable modular offices are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay
Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston
Area). These three branches conduct rental and sales operations from multi-modular offices, serving as working models of the Company's product. Electronic test and measurement instrument rental and sales operations are conducted from the Livermore facility and from a facility in Plano, Texas (Dallas Area). The Company's majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay
Area).

        During 2000, the Company developed a 39,110 square foot office and warehouse facility on 2.6 acres of land in Plano, Texas. RenTelco relocated its operations from Richardson, Texas to the new Plano facility in September 2000 and currently occupies half of the constructed space. The Company has subleased the remaining half of the facility on a five-year lease beginning in March 2001.

        The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2000. The Company owns all properties.

FACILITIES
---------------------------------------------------------------------------------------------
                                                                     Square Footage
                                              -----------    --------------------------------
                                              Total Acres    Office     Warehouse      Total
                                              -----------    ------     ---------      -----
CORPORATE OFFICES
   Livermore, California(1)                         --        9,840           --        9,840
RELOCATABLE MODULAR OFFICES
   Livermore, California(1),(2)                  139.7        7,680       53,440       61,120
   Mira Loma, California                          78.5        7,920       45,440       53,360
    Pasadena, Texas                               50.0        3,868       24,000       27,868
ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS
   Livermore, California(1)                         --        8,400        7,920       16,320
   Plano, Texas(3)                                 2.6       28,337(3)    10,773       39,110
ENVIROPLEX, INC
   Stockton, California                           13.9        3,365      102,050      105,415
OTHER
   Corona, California(4)                          10.4           --           --           --
   Arlington, Texas(5)                             1.8        1,680        2,387        4,067
                                                 -----      -------      -------      -------
                                                 296.9       71,090      246,010      317,100
                                                 =====      =======      =======      =======
---------------------------------------------------------------------------------------------

(1) The modular office complex in Livermore, California is 33,840 square feet and includes the Corporate offices and both modulars and electronics branch operations.

(2) Of the 139.7 acres owned, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March, 2008, 2.2 acres to a third party through October, 2005 and 35.8 acres are undeveloped.

(3) The office and warehouse facility was completed and occupied October, 2000. Of the 28,337 square feet of office space, 19,152 square feet was rented to a third party through February, 2006.

(4) Facility is for sale or lease.

(5) Facility rented out to a third party on a month to month basis.


ITEM 3. LEGAL PROCEEDINGS.

        McGrath RentCorp has been named along with a number of other companies as a defendant in a lawsuit alleging a failure to warn about certain chemicals associated with building materials used in portable classrooms in California. The lawsuit was filed by As You Sow, a corporation that has served as a plaintiff in numerous lawsuits alleging similar failures to warn. The Company and its subsidiary Enviroplex, Inc. are two of nineteen named defendants, all of whom are involved in the portable classroom industry in the State of California. While the plaintiff alleges that materials used to construct portable classrooms require certain warnings, there is no allegation that any individual has suffered any injury or harm. The plaintiff does not allege that any particular classroom leased, sold or manufactured by the Company or Enviroplex has exposed anyone to any such chemicals; and the Company believes that in fact none of the portable classrooms it leases or sells and none of the portable classrooms manufactured by Enviroplex pose any health risk. The

Company believes the lawsuit is without merit, and it intends to defend against the suit vigorously. The lawsuit was filed in the Superior Court of the State of California for the County of San Francisco on July 7, 2000. The complaint seeks a court injunction ordering the defendants to post warning signs in portable classrooms, recovery of a fine of $2,500 for each failure to post a warning sign where required, and recovery of monies the defendants may have made by selling or leasing classrooms without appropriate warnings. Plaintiff also asks for payment of attorneys' fees. The Company has entered into an agreement to settle this lawsuit on terms that it believes will have no material adverse impact on its operations or financial position.

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

        The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company's common stock, by calendar quarter for the past two years were as follows:

STOCK ACTIVITY

----------------------------------------------------------------------------------------------------
                                   2000                                      1999
                 ----------------------------------------- -----------------------------------------
                      4Q        3Q         2Q        1Q           4Q        3Q         2Q        1Q
                  ---------  --------  ---------  --------  ---------  --------  ---------  --------
High                $19.88    $19.88     $18.13    $17.88     $19.00    $20.38     $20.50    $22.50
Low                 $15.00    $15.00     $14.00    $14.88     $15.88    $17.63     $17.13    $16.75
Close               $19.38    $19.00     $17.00    $15.88     $17.50    $18.00     $20.00    $18.25
Dividends Declared   $0.14     $0.14      $0.14     $0.14      $0.12     $0.12      $0.12     $0.12
----------------------------------------------------------------------------------------------------

        As of March 16, 2001, the Company's common stock was held by approximately 105 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

        The Company has declared a quarterly dividend on its common stock every quarter since 1990. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

        In March 2001, the Company issued an aggregate of 4,948 shares of its common stock to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, pursuant to the Company's Long-Term Stock Bonus Plan (as described in the Company's Proxy Statement). Under the same Plan, the Company had issued to the same two officers an aggregate of 20,920 shares of common stock in March 2000, 33,486 shares of common stock in March 1999, and 36,840 shares of common stock in April 1998. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation 230.506.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table summarizes the Company's selected financial data for the five years ended December 31, 2000 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8.

SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------
(dollar and share amounts in thousands, except
 per share data)                                                             Year Ended December 31,
                                                     ----------------------------------------------------------------------
                                                        2000           1999            1998           1997           1996
                                                     ---------      ---------       ---------      ---------      ---------
Operations Data
Revenues
  Rental                                             $  94,931      $  78,754       $  71,967      $  61,688      $  48,986
  Rental Related Services                               17,185         13,043          11,528         10,278          8,718
                                                     ---------      ---------       ---------      ---------      ---------
    Rental Operations                                  112,116         91,797          83,495         71,966         57,704
  Sales                                                 51,024         37,039          51,044         62,021         30,175
  Other                                                  1,018          1,126             889            989          1,126
                                                     ---------      ---------       ---------      ---------      ---------
      Total Revenues                                   164,158        129,962         135,428        134,976         89,005
                                                     ---------      ---------       ---------      ---------      ---------
Costs and Expenses
  Direct Costs of Rental Operations
    Depreciation                                        23,850         19,780          16,862         14,358         12,456
    Rental Related Services                              9,304          7,153           6,531          6,287          5,515
    Other                                               18,250         14,284          13,390         10,375          8,703
                                                     ---------      ---------       ---------      ---------      ---------
      Total Direct Costs of Rental Operations           51,404         41,217          36,783         31,020         26,674
  Cost of Sales                                         36,256         26,078          35,189         42,550         20,532
                                                     ---------      ---------       ---------      ---------      ---------
      Total Costs                                       87,660         67,295          71,972         73,570         47,206
                                                     ---------      ---------       ---------      ---------      ---------
        Gross Margin                                    76,498         62,667          63,456         61,406         41,799
  Selling and Administrative                            19,982         17,103          16,220         15,957         13,147
                                                     ---------      ---------       ---------      ---------      ---------
    Income from Operations                              56,516         45,564          47,236         45,449         28,652
  Interest                                               8,840          6,606           6,326          4,070          2,887
                                                     ---------      ---------       ---------      ---------      ---------
    Income before Provision for Income Taxes            47,676         38,958          40,910         41,379         25,765
  Provision for Income Taxes                            19,762         14,874          16,010         16,323          9,885
                                                     ---------      ---------       ---------      ---------      ---------
    Income before Minority Interest                     27,914         24,084          24,900         25,056         15,880
  Minority Interest in Income of Subsidiary                670            251           1,005          1,011            358
                                                     ---------      ---------       ---------      ---------      ---------
    Income before Effect of Accounting Change           27,244         23,833          23,895         24,045         15,522
  Cumulative Effect of Accounting Change,
     net of tax(1)                                          --         (1,367)             --             --             --
                                                     ---------      ---------       ---------      ---------      ---------
Net Income                                           $  27,244      $  22,466       $  23,895      $  24,045      $  15,522
                                                     =========      =========       =========      =========      =========
Earnings Per Share:
  Basic
    Income before Cumulative Effect of
      Accounting Change                              $    2.21      $    1.80       $    1.69      $    1.60      $    1.03
    Cumulative Effect of Accounting Change, net
      of tax(1)                                             --          (0.10)             --             --              -
                                                     ---------      ---------       ---------      ---------      ---------
    Net Income                                       $    2.21      $    1.70       $    1.69      $    1.60      $    1.03
                                                     =========      =========       =========      =========      =========
  Diluted
    Income before Cumulative Effect of               $    2.19      $    1.78       $    1.67      $    1.58      $    1.01
Accounting Change
    Cumulative Effect of Accounting Change,
      net of tax(1)                                         --          (0.10)             --             --              -
                                                     ---------      ---------       ---------      ---------      ---------
    Net Income                                       $    2.19      $    1.68       $    1.67           1.58      $    1.01
                                                     =========      =========       =========      =========      =========
Shares Used in Per Share Calculation:
  Basic                                                 12,334         13,235          14,163         14,982         15,102
  Diluted                                               12,428         13,383          14,349         15,181         15,306
Cash Dividends Declared Per Common Share             $    0.56      $    0.48       $    0.40      $    0.32      $    0.28
Pro Forma Amounts Assuming Change had been in
effect during 1998, 1997 and 1996
  Net Income                                         $  27,244      $  23,833       $  23,697      $  23,816      $  15,400
  Earnings Per Share - Basic                         $    2.21      $    1.80       $    1.67      $    1.59      $    1.02
  Earnings Per Share - Diluted                       $    2.19      $    1.78       $    1.65      $    1.57      $    1.01
---------------------------------------------------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL DATA (continued)
------------------------------------------------------------------------------------------------------------
(dollar and share amounts in thousands,
except per share data)                                            Year Ended December 31,
                                        --------------------------------------------------------------------
                                          2000           1999           1998           1997           1996
                                        --------       --------       --------       --------       --------
Balance Sheet Data (at period end)
Rental Equipment, at cost               $353,485       $311,281       $282,987       $246,484       $201,712
Rental Equipment, net                   $247,402       $217,178       $200,028       $174,086       $137,292
Total Assets                            $357,246       $297,722       $278,676       $252,392       $200,035
Notes Payable                           $126,876       $110,300       $ 97,000       $ 82,000       $ 53,850
Shareholders' Equity                    $108,958       $ 95,403       $105,394       $ 98,646       $ 88,808
Shares Issued and Outstanding             12,125         12,546         13,970         14,522         14,820

Book Value Per Share                    $   8.99       $   7.60       $   7.54       $   6.79       $   5.99
Debt (Total Liabilities) to Equity          2.28           2.12           1.64           1.56           1.25
Debt (Notes Payable) to Equity              1.16           1.16           0.92           0.83           0.61
Return on Average Equity                    26.7%          22.7%          24.0%          24.5%          18.0%
-------------------------------------------------------------------------------------------------------------

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

        The major portion of the Company's revenue is derived from rental operations comprising approximately 68% of consolidated revenues in 2000 and 67% of consolidated revenues for the three years ended December 31, 2000. Over the past three years modulars comprised 68% of the cumulative rental operations, and electronics comprised 32% of the cumulative rental operations.

        The Company sells both modular and electronic equipment that is new, previously available for rent, or manufactured by its majority owned subsidiary, Enviroplex. In the case of some modular equipment, the Company acts as a dealer of relocatable modular offices and is licensed as a dealer by governmental agencies in California and Texas. Revenues from sales of both modular and electronic equipment have comprised approximately 31% of the Company's consolidated revenues in 2000 and 32% of the Company's consolidated revenues over the last three years. During these three years, modular sales represented 80% and electronic sales represented 20%.

        The rental and sale of modulars to public school districts is a significant part of the Company's business. School business comprised 35%, 34% and 45% of the Company's consolidated rental and sales revenues for 2000, 1999 and 1998. Sales revenues declined significantly in 1999 and 1998 as school districts' demand for classrooms declined as school districts finished implementing the Class Size Reduction Program introduced by the state of California in 1996. (See "Business - Relocatable Modular Offices - Classroom Rentals and Sales" above.)

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

-------------------------------------------------------------------------------------------------------------
                                                          Percent of Revenues                 Percent Change
                                                  ------------------------------------   --------------------
                                                    Three      Year Ended December 31,
                                                    Years                                2000 over  1999 over
                                                  2000-1998   2000      1999      1998      1999       1998
                                                  ------------------------------------   --------------------
Revenues
  Rental                                             57%       58%       61%       53%       21%         9%
  Rental Related Services                            10        10        10         9        32         13
                                                    ---       ---       ---       ---
      Rental Operations                              67        68        71        62        22         10
  Sales                                              32        31        28        38        38        (27)
  Other                                               1         1         1        nm        nm         nm
                                                    ---       ---       ---       ---
      Total Revenues                                100%      100%      100%      100%       26%        (4)%
                                                    ---       ---       ---       ---
Costs and Expenses
  Direct Costs of Rental Operations
    Depreciation                                     14        15        15        12        21         17
    Rental Related Services                           5         6         6         5        30         10
    Other                                            11        10        11        10        28          7
                                                    ---       ---       ---       ---
      Total Direct Costs of Rental Operations        30        31        32        27        25         12
Cost of Sales                                        23        22        20        26        39        (26)
                                                    ---       ---       ---       ---
    Total Costs                                      53        53        52        53        30         (6)
                                                    ---       ---       ---       ---
          Gross Margin                               47        47        48        47        22         (1)
Selling and Administrative                           12        13        13        12        17          5
                                                    ---       ---       ---       ---
    Income from Operations                           35        34        35        35        24         (4)
Interest                                              5         5         5         5        34          4
                                                    ---       ---       ---       ---
    Income before Provision for Income Taxes         30        29        30        30        22         (5)
Provision for Income Taxes                           12        12        11        12        33         (7)
                                                    ---       ---       ---       ---
    Income before Minority Interest                  18        17        19        18        16         (3)
Minority Interest in Income of Subsidiary             1        nm         1        nm        nm         nm
                                                    ---       ---       ---       ---
    Income before Effect of Accounting Change        17        17        18        18        14         nm
Cumulative Effect of Accounting Change, net of       nm        nm         1        nm        nm         nm
tax
                                                    ---       ---       ---       ---       ---        ---
    Net Income                                       17%       17%       17%       18%       21%        (6%)
------------------------------------------------------------------------------------------------------------

nm = not meaningful


FISCAL YEARS 2000 AND 1999

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

        Rental revenues increased $16.2 million (21%) over 1999, with MMMC contributing $5.2 million and RenTelco contributing $11.0 million of the increase. As of December 31, 2000, rental equipment on rent increased for MMMC by $30.7 million and for RenTelco by $19.0 million compared to a year earlier. Average utilization for modulars, excluding new equipment not previously rented, increased from 81.6% in 1999 to 82.3% in 2000 while the annual yield declined slightly for modulars from 24.2% to 23.8% as a result of lower rental rates due to mix of business activity. Average utilization for electronics increased dramatically from 53.8% in 1999 to 61.4% in 2000 with electronics annual yield increasing from 39.7% in 1999 to 46.3% in 2000 resulting from increased market demand.

        Depreciation on rental equipment in 2000 increased $4.1 million (21%) over 1999 due to additional rental equipment purchased during 2000 and 1999. The average modular rental equipment, at cost, increased $23.9 million (11%) and average electronics rental equipment, at cost, increased $14.0 million (20%) over 1999. Other direct costs of rental operations increased $4.0 million (28%) over 1999 primarily due to the $1.9 million of impairment losses recorded on rental equipment that was beyond economic repair and increased maintenance and repair expenses of the modular fleet. Consolidated gross margin on rents declined slightly from 56.8% in 1999 to 55.7% in 2000.

        Rental related services revenues in 2000 increased $4.1 million (32%) over 1999 as a result of a higher volume of modular equipment movements and site requirements in 2000. Gross margins on these services increased slightly from 45.2% in 1999 to 45.9% in 2000.

        Sales in 2000 increased $14.0 million (38%) over 1999 as a result of three significant sales by MMMC accounting for 56% of the increase and a $5.8 million increase in sales by Enviroplex to school districts. During 2000, the Company's largest sale was recorded during the third and fourth quarter for new classrooms to a school district for approximately $4.4 million and represented 9% of its sales. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. Consolidated gross margin on sales declined slightly from 29.6% in 1999 to 28.9% in 2000.

        Enviroplex's backlog of orders as of December 31, 2000 and 1999 was $6.8 million and $12.6 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. (Backlog is not significant in MMMC's modular business or in RenTelco's electronic business.)

        Selling and administrative expenses in 2000 increased $2.9 million (17%) over 1999. The increase is due primarily to increases in salaries, incentive and performance bonuses, benefits and hiring costs during 2000. As a percentage of revenues, selling and administrative expenses for 2000 remained consistent with 1999.

        Interest expense in 2000 increased $2.2 million (34%) over 1999 as a result of 17% higher debt levels and 15% higher average interest rates over a year earlier. During 2000, the higher debt levels resulted from capital investments other than rental equipment, payment of dividends and repurchases of common stock.

        Income before provision for taxes in 2000 increased $8.7 million (22%) from 1999 and net income before effect of the accounting change increased $3.4 million (14%). The lower percentage increase for net income before effect of the accounting change is due to a higher effective tax rate of 41.5% in 2000 as compared to 38.1% in 1999. The higher effective tax rate in 2000 resulted from recording a true-up of the state income tax accrual rate.

        Net income increased 21% from $22.5 million in 1999 to $27.2 million in 2000 with earnings per diluted share increasing 30% from $1.68 per diluted share in 1999 to $2.19 per diluted share in 2000. Last year's comparative net income included a one-time accounting charge of $1.4 million or $0.10 per diluted share. Excluding the impact of the one-time accounting charge, net income for 1999 would have been $23.8 million or $1.78 per diluted share resulting in comparative net income increasing 14% and diluted earnings per share increasing 23% in 2000.

FISCAL YEARS 1999 AND 1998

        As anticipated, during 1999 increased revenues from rental operations significantly offset the decline in sales revenues. However, net income for 1999 was reduced by the impact of both a noncash pre-tax compensation charge of $885,000, as well as a one-time, noncash, after-tax charge of $1.4 million reflecting the cumulative effect through December 31, 1998 of the Company's change in accounting method for rental revenues as of January 1, 1999. After considering the impact of these two charges, net income for 1999 was $22.5 million, or $1.68 per diluted share compared to the prior year's reported net income of $23.9 million, or $1.67 per diluted share. Excluding the impact of these two charges, net income in 1999 would have been $24.4 million, or $1.82 per diluted share. Assuming this accounting method had been in effect in 1998, net income for 1998 would have been $23.7 million, or $1.65 per diluted share, and comparative earnings per diluted share would have increased 10% in 1999 as a result of higher earnings and fewer outstanding shares.

Rental revenue is recognized under the "operating method" of accounting for the majority of leases. Effective January 1, 1999, rental revenue was recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month period were recorded as deferred income. The new method of recognizing revenue was adopted in response to the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The effect was reported as a change in accounting method in accordance with Accounting Principles Board Opinion ("APB")

No. 20, "Accounting Changes." The cumulative effect of changing to a new method of accounting effective January 1, 1999 was to decrease net income by $1.4 million (net of taxes of $883,000) or $0.10 per diluted share. The pro forma amounts shown on the consolidated statements of income have been adjusted as if the new method of revenue recognition had been in effect for all periods presented.

        Rental revenues increased $6.8 million (9%) over 1998, with MMMC contributing $3.7 million and RenTelco contributing $3.1 million of the increase. As of December 31, 1999, rental equipment on rent increased for MMMC by $16.6 million and for RenTelco by $5.3 million compared to a year earlier. Even though average utilization for modulars, excluding new equipment not previously rented, decreased from 83.1% in 1998 to 81.6% in 1999, the annual yield declined for modulars from 25.7% to 24.2% as a result of lower rental rates due to competition. Average utilization for electronics declined slightly from 54.6% in 1998 to 53.8% in 1999 with electronics annual yield declining from 42.2% in 1998 to 39.7% in 1999 resulting primarily from competitive pricing pressures.

        Rental related services revenues in 1999 increased $1.5 million (13%), over 1998 as a result of a higher volume of modular equipment movements and site requirements in 1999. Gross margins on these services increased from 43.4% in 1998 to 45.2% in 1999.

        Sales in 1999 declined $14 million (27%) primarily due to a reduction in sales of manufactured classrooms by Enviroplex to school districts from the high levels in 1998 caused by California's Class Size Reduction Program. Further, increased business levels for Enviroplex anticipated from the $9.2 billion California bond measure, which passed in November 1998, did not materialize in 1999. The single largest sale in 1999 was by Enviroplex for $1.6 million of new classrooms to a school district. Sales occur routinely as a normal part of the Company's rental business; however, these sales fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. Consolidated gross margin on sales declined slightly from 31.1% in 1998 to 29.6% in 1999 due to the lower margin classroom projects sold during 1999.

        Enviroplex's backlog of orders as of December 31, 1999 and 1998 was $12.6 million and $1.5 million, respectively. (Backlog is not significant in MMMC's modular business or in RenTelco's electronic business.)

        Depreciation on rental equipment in 1999 increased $2.9 million (17%) over 1998 due to additional rental equipment purchased during 1999. The average modular rental equipment, at cost, increased $22.3 million (11%) and average electronics rental equipment, at cost, increased $11.6 million (20%) over 1998. Other direct costs of rental operations increased $894,000 (7%) over 1998 primarily due to increased maintenance and repair expenses of the modular fleet. Additionally, during 1998 as in the prior year, a significant number of school customers opted to include upfront charges in the rental rate resulting in higher amortization expense of these related upfront costs over the lease term in subsequent periods.

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

        Income before provision for taxes in 1999 decreased $2.0 million (5%) from 1998 while net income before effect of the accounting change only decreased $62,000 (less than 1%) from 1998. The lower percentage decrease for net income before effect of the accounting change is due to the decrease in the minority interest in income of Enviroplex combined with a lower effective tax rate in 1999 of 38.1% compared to 39.1% in 1998 as more business is derived outside of California.

LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

        The Company's rental businesses are capital intensive, with significant capital expenditures required to maintain and grow the rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment, the private placement of long-term debt and from bank borrowings. As the following table indicates, cash flow provided by operating activities and proceeds from sales of rental equipment have been sufficient to fund the net rental asset growth of $107.0 million in the past three years.

FUNDING OF RENTAL ASSET GROWTH
-------------------------------------------------------------------------------------------------
(amounts in thousands)                                   Year Ended December 31,          Three
                                                     -------------------------------      Year
                                                      2000         1999        1998       Totals
                                                     -------      -------    -------     --------
Cash Provided by Operating Activities                $49,966      $53,235    $41,967     $145,168
Proceeds from the Sale of Rental Equipment           $18,380      $16,352    $13,759     $ 48,491
Total Cash Available for Purchase of Rental          $68,346      $69,587    $55,726     $193,659
Notes Payable Increase                               $16,576      $13,300    $15,000     $ 44,876

Purchase of Rental Equipment                         $67,389      $47,310    $51,159     $165,858
Rental Equipment, at cost, Increase                  $42,204      $28,294    $36,503     $107,001
-------------------------------------------------------------------------------------------------

        In addition to increasing its rental assets, the Company has invested in other capital expenditures of $3.4 million in 2000, $2.3 million in 1999 and $1.9 million in 1998, and has used significant cash to provide returns to its shareholders, both in the form of cash dividends and by stock repurchases. The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. As of March 16, 2001, 805,800 shares remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company's common stock during the past three years.

DIVIDEND AND REPURCHASE SUMMARY
------------------------------------------------------------------------------
(amounts in thousands, except      Year Ended December 31,
per share data)               ---------------------------------     Three Year
                                2000         1999        1998         Totals
                              -------      -------      -------      -------
Cash Dividends Paid           $ 6,675      $ 6,134      $ 5,386      $18,195
Shares Repurchased                451        1,550          620        2,621
Average Price Per Share       $ 16.33      $ 18.21      $ 19.77      $ 18.25
Aggregate Purchase Price      $ 7,364      $28,212      $12,247      $47,823
Total Cash Returned to
Shareholders                  $14,039      $34,346      $17,633      $66,018
------------------------------------------------------------------------------

        As the Company's assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit, which limit is currently $120.0 million. The Company increased its borrowings under this line by $16.6 million during the year, and at December 31, 2000, the outstanding borrowings under this line were $86.9 million. In addition to the $120.0 million line of credit, the Company has a $5.0 million committed line of credit facility related to its cash management services. The Company had a total liabilities to equity ratio of 2.28 to 1 and 2.12 to 1 as of December 31, 2000 and 1999, respectively; and the debt (notes payable) to equity ratio was 1.16 to 1 at December 31, 2000 and 1999. Although no assurance can be given, the Company believes it will continue to be able to negotiate higher limits on its general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and long term debt.

        In July 1998, the Company completed a private placement of $40.0 million of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in five equal installments commencing on July 15, 2001 (and thus, the outstanding balance at December 31, 2000, was $40.0 million).

        Please see the Company's Consolidated Statements of Cash Flows on page 22 for a more detailed presentation of the sources and uses of the Company's cash.

        The Company does not have any material commitments or obligations requiring the expenditure of cash in the future inconsistent with its expenditures in the periods reported herein. The Company believes that its needs for working capital and capital expenditures through 2001 and beyond will be adequately met by operational cash flow, proceeds from sale of rental equipment, and bank borrowings. The Company believes that it has the ability to reduce materially the amount of cash it uses to purchase rental equipment, pay dividends and repurchase its common stock in the future if a need to conserve cash should arise unexpectedly.

MARKET RISK

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "General" above for cautionary information with respect to such forward-looking statements.

        The Company currently has no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The table below presents principal cash flows and related weighted average interest rates of the Company's notes payable at December 31, 2000 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

---------------------------------------------------------------------------------------------
(dollar amounts in thousands)

                     2001       2002      2003       2004      2005       Total    Fair Value
                    ------     ------   -------     ------    ------     ------    ----------
Fixed Rate         $ 8,000     $8,000   $ 8,000     $8,000    $8,000     $40,000    $40,000
Average Interest
Rate                  6.44%      6.44%     6.44%      6.44%     6.44%       6.44%
Variable Rate      $21,719    $43,438   $21,719     $   --    $   --     $86,876    $86,876
Average Interest
Rate                  7.62%      7.62%     7.62%        --        --       7.62%
---------------------------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX                                                                                             PAGE
-----                                                                                             ----
Report of Independent Public Accountants                                                           18
Consolidated Financial Statements
     Consolidated Statements of Income for the Years Ended December 31, 2000,
     1999 and 1998                                                                                 19
     Consolidated Balance Sheets as of December 31, 2000
     and 1999                                                                                      20
     Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998                                                              21
     Consolidated Statements of Cash Flows
     for the Years Ended December 31, 2000, 1999 and 1998                                          22
Notes to Consolidated Financial Statements                                                         23

Report of Independent Public Accountants
-------------------------------------------------------------------------------

To the Shareholders and Board of Directors of McGrath RentCorp:

        We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for rental revenue effective January 1, 1999 whereby all rental revenues are recognized ratably over the month on a daily basis.


San Francisco, California
February 9, 2001                                            ARTHUR ANDERSEN LLP

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                              ----------------------------------------
(in thousands, except per share amounts)                        2000           1999           1998
------------------------------------------------------------------------------------------------------
REVENUES
  Rental                                                      $  94,931      $  78,754       $  71,967
  Rental Related Services                                        17,185         13,043          11,528
                                                              ---------      ---------       ---------
     Rental Operations                                          112,116         91,797          83,495
  Sales                                                          51,024         37,039          51,044
  Other                                                           1,018          1,126             889
                                                              ---------      ---------       ---------
         Total Revenues                                         164,158        129,962         135,428
                                                              ---------      ---------       ---------
COSTS AND EXPENSES
  Direct Costs of Rental Operations
     Depreciation                                                23,850         19,780          16,862
     Rental Related Services                                      9,304          7,153           6,531
     Other                                                       18,250         14,284          13,390
                                                              ---------      ---------       ---------
               Total Direct Costs of Rental Operations           51,404         41,217          36,783
  Cost of Sales                                                  36,256         26,078          35,189
                                                              ---------      ---------       ---------
               Total Costs                                       87,660         67,295          71,972
                                                              ---------      ---------       ---------
            Gross Margin                                         76,498         62,667          63,456
  Selling and Administrative                                     19,982         17,103          16,220
                                                              ---------      ---------       ---------
     Income from Operations                                      56,516         45,564          47,236
  Interest                                                        8,840          6,606           6,326
                                                              ---------      ---------       ---------
     Income before Provision for Income Taxes                    47,676         38,958          40,910
  Provision for Income Taxes                                     19,762         14,874          16,010
                                                              ---------      ---------       ---------
     Income before Minority Interest                             27,914         24,084          24,900
  Minority Interest in Income of Subsidiary                         670            251           1,005
                                                              ---------      ---------       ---------
     Income before Effect of Accounting Change                   27,244         23,833          23,895
 Cumulative Effect of Accounting Change, net of tax
     benefit of $883                                                 --         (1,367)             --
                                                              ---------      ---------       ---------
 Net Income                                                   $  27,244      $  22,466       $  23,895
                                                              =========      =========       =========
Earnings Per Share:
   Basic
    Income before cumulative effect of accounting change      $    2.21      $    1.80       $    1.69
    Cumulative effect of accounting change, net of tax               --          (0.10)             --
                                                              ---------      ---------       ---------
    Net Income                                                $    2.21      $    1.70       $    1.69
                                                              =========      =========       =========
   Diluted
    Income before cumulative effect of accounting change      $    2.19      $    1.78       $    1.67
    Cumulative effect of accounting change, net of tax               --          (0.10)             --
                                                              ---------      ---------       ---------
    Net Income                                                $    2.19      $    1.68       $    1.67
                                                              =========      =========       =========
Shares Used in Per Share Calculation:
   Basic                                                         12,334         13,235          14,163
   Diluted                                                       12,428         13,383          14,349
Pro Forma Amounts Assuming Accounting Change had been in
effect during 1998
   Net Income                                                 $  27,244      $  23,833       $  23,697
   Earnings Per Share - Basic                                 $    2.21      $    1.80       $    1.67
   Earnings Per Share - Diluted                               $    2.19      $    1.78       $    1.65
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                                 December 31,
                                                          ----------------------------
(in thousands)                                                  2000           1999
--------------------------------------------------------------------------------------
ASSETS
Cash                                                        $     643       $     490
Accounts Receivable, less allowance for doubtful
   accounts of $650 in 2000 and 1999                           45,687          25,095

Rental Equipment, at cost:
   Relocatable Modular Offices                                261,081         238,449
   Electronic Test Instruments                                 92,404          72,832
                                                            ---------       ---------
                                                              353,485         311,281
   Less Accumulated Depreciation                             (106,083)        (94,103)
                                                            ---------       ---------
    Rental Equipment, net                                     247,402         217,178
                                                            ---------       ---------

Land, at cost                                                  19,303          19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $6,815
   in 2000 and $5,116 in 1999                                  33,233          31,668

Prepaid Expenses and Other Assets                              10,978           3,988
                                                            ---------       ---------
                      Total Assets                          $ 357,246       $ 297,722
                                                            =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                            $ 126,876       $ 110,300
   Accounts Payable and Accrued Liabilities                    37,012          24,811
   Deferred Income                                             19,241           9,511
   Minority Interest in Subsidiary                              3,506           2,836
   Deferred Income Taxes                                       61,653          54,861
                                                            ---------       ---------
                      Total Liabilities                       248,288         202,319
                                                            ---------       ---------
Shareholders' Equity:
   Common Stock, no par value --
      Authorized -- 40,000 shares
      Issued and Outstanding -- 12,125 shares in
               2000 and 12,546 shares in 1999                   8,971           8,755
    Retained Earnings                                          99,987          86,648
                                                            ---------       ---------
                      Total Shareholders' Equity              108,958          95,403
                                                            ---------       ---------
                      Total Liabilities and
                         Shareholders' Equity               $ 357,246       $ 297,722
                                                            =========       =========
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------
                                                     Common Stock                            Total
                                                ---------------------       Retained     Shareholders'
(in thousands, except per share amounts)        Shares        Amount        Earnings        Equity
------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                    14,522       $  7,757       $ 90,889       $ 98,646
   Net Income                                       --             --         23,895         23,895
   Repurchase of Common Stock                     (620)          (340)       (11,907)       (12,247)
   Noncash Compensation                             37            485             --            485
   Exercise of Stock Options                        31            236             --            236
   Dividends Declared of $0.40 Per Share            --             --         (5,621)        (5,621)
------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                    13,970          8,138         97,256        105,394
   Net Income                                       --             --         22,466         22,466
   Repurchase of Common Stock                   (1,550)        (1,381)       (26,831)       (28,212)
   Noncash Compensation                             35          1,343             --          1,343
   Exercise of Stock Options                        91            655             --            655
   Dividends Declared of $0.48 Per Share            --             --         (6,243)        (6,243)
------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                    12,546          8,755         86,648         95,403
   Net Income                                       --             --         27,244         27,244
   Repurchase of Common Stock                     (451)          (327)        (7,037)        (7,364)
   Noncash Compensation                             20            454             --            454
   Exercise of Stock Options                        10             89             --             89
   Dividends Declared of $0.56 Per Share            --             --         (6,868)        (6,868)
------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                    12,125         $8,971        $99,987       $108,958
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                            ------------------------------------------
(in thousands)                                                    2000           1999           1998
------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
   Net Income                                                   $ 27,244       $ 22,466       $ 23,895
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                               25,716         21,474         18,309
      Impairment Loss Related to Rental Equipment                  1,689             --             --
      Cumulative Effect of Accounting Change, net of tax              --          1,367             --
      Noncash Compensation                                           454          1,343            485
      Gain on Sale of Rental Equipment                            (6,755)        (5,971)        (5,404)
      Change In:
        Accounts Receivable                                      (20,592)        (3,284)           (17)
        Prepaid Expenses and Other Assets                         (6,990)         1,579            991
        Accounts Payable and Accrued Liabilities                  12,678          1,990         (3,850)
        Deferred Income                                            9,730          1,687         (1,354)
        Deferred Income Taxes                                      6,792         10,584          8,912
                                                                --------       --------       --------
          Net Cash Provided by Operating Activities               49,966         53,235         41,967
                                                                --------       --------       --------
Cash Flow from Investing Activities:
   Purchase of Rental Equipment                                  (67,389)       (47,310)       (51,159)
   Purchase of Land, Buildings, Land Improvements,
      Equipment and Furniture                                     (3,430)        (2,253)        (4,041)
   Proceeds from Sale of Land, Buildings and
      Land Improvements                                               --             --          2,190
   Proceeds from Sale of Rental Equipment                         18,380         16,352         13,759
                                                                --------       --------       --------
          Net Cash Used in Investing Activities                  (52,439)       (33,211)       (39,251)
                                                                --------       --------       --------
Cash Flow from Financing Activities:
   Net Borrowings (Repayments)  under Bank Lines of Credit        16,576         13,300        (25,000)
   Borrowings under Private Placement                                 --             --         40,000
   Net Proceeds from the Exercise of Stock Options                    89            655            236
   Repurchase of Common Stock                                     (7,364)       (28,212)       (12,247)
   Payment of Dividends                                           (6,675)        (6,134)        (5,386)
                                                                --------       --------       --------
          Net Cash Provided by (Used in)
            Financing Activities                                   2,626        (20,391)        (2,397)
                                                                --------       --------       --------
          Net Increase (Decrease) in Cash                            153           (367)           319
Cash Balance, Beginning of Period                                    490            857            538
                                                                --------       --------       --------
Cash Balance, End of Period                                     $    643       $    490       $    857
                                                                ========       ========       ========
Interest Paid During the Period                                 $  8,504       $  6,473       $  5,407
                                                                ========       ========       ========
Income Taxes Paid During the Period                             $ 12,970       $  4,290       $  7,098
                                                                ========       ========       ========
Dividends Declared but not yet Paid                             $  1,699       $  1,506       $  1,397
                                                                ========       ========       ========
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND BUSINESS

        McGrath RentCorp (the "Company") is a California corporation organized in 1979. The Company is comprised of three business segments: "Mobile Modular Management Corporation" ("MMMC"), its modular building rental group, "RenTelco," its electronic test equipment rental group, and "Enviroplex," its majority-owned subsidiary classroom manufacturing business. The Company's corporate offices are located in Livermore, California. In addition, branch operations for both rental divisions are conducted from this facility.

        MMMC rents and sells modular buildings and accessories to fulfill customers' temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as sales offices, construction field offices, classrooms, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the modulars from various manufacturers who build them to MMMC's design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC's primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer demands and requirements. Rentals and sales to school districts by MMMC represent a significant portion of MMMC's total revenues.

        RenTelco rents and sells electronic test equipment nationally from two locations. The Plano, Texas location houses the Company's communications and fiber optic test equipment inventory, calibration laboratory and eastern U.S. sales engineer and operations staffs. The Livermore, California location houses the Company's general-purpose test equipment inventory, calibration laboratory and western U.S. sales engineer and operations staffs. Communications and fiber optic test equipment is utilized by field technicians, engineers and installer contractors in evaluating voice, data and multimedia communications networks, installing optical fiber cabling and in the development of switch, network and wireless products. This test equipment is rented primarily to network systems companies, electrical contractors, local & long distance carriers and manufacturers of communications transmission equipment. RenTelco purchases communications test equipment from over 40 different manufacturers domestically and abroad. Engineers, scientists and technicians utilize general-purpose test equipment in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. The majority of general-purpose equipment is manufactured by Agilent (formerly Hewlett Packard), Tektronix and Acterna.

        McGrath RentCorp owns 73% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect ("DSA") and sells directly to school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California.

        The rental and sale of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company's revenues. School business comprised approximately 35%, 34% and 45% of the Company's consolidated rental and sales revenues for 2000, 1999 and 1998, respectively.

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

        Rental related services revenue is primarily associated with relocatable modular office leases and consists of billings to customers for delivery, installation, modifications, skirting, additional site related work, and return delivery and dismantle. Revenue related to these services is recognized over the term of the lease.

        Sales revenue is recognized upon delivery and installation of the equipment to the customer. Certain leases meeting the requirements of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," are accounted for as sales type leases. For these leases, sales revenue and the related accounts receivable are recognized upon execution of the lease and unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment (see Note 4).

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

     Rental equipment:
        Relocatable modular offices and accessories              3 to 18 years, 0% to 18% residual value
        Electronic test instruments and accessories              5 to 8 years, no residual value
     Buildings, land improvements, equipment and furniture       5 to 50 years, no residual value

Maintenance and repairs are expensed as incurred.

IMPAIRMENT LOSS

        The Company continually evaluates the carrying value of rental equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS 121, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. An impairment loss is recognized if the fair value is less than the carrying amount of the long-lived assets being evaluated. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions.

OTHER DIRECT COSTS OF RENTAL OPERATION

        Other direct costs of rental operations primarily relate to costs associated with relocatable modular offices and include equipment supplies and repairs, impairment losses, direct labor, amortization of lease costs included in the rental rate, property and liability insurance, property taxes, and business and license fees.

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

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of shares of common stock outstanding for the period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period. Common stock equivalents result from dilutive stock options computed using the treasury stock method with the average share price for the reported period. The weighted average number of dilutive options outstanding at December 31, 2000, 1999 and 1998 were 94,247, 147,789 and 186,624, respectively.

ACCOUNTING FOR DERIVATIVES

        SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The implementation of this statement is not expected to have a material impact on the Company's financial position or result of operations. The Company is required to adopt SFAS 133 on January 1, 2001.

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

NOTE 3.  CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. Historically, the Company has not incurred significant credit related losses. However, an allowance for potential credit losses is maintained. Typically, most customers are established companies or are publicly funded entities located in California or Texas. Although no one customer accounts for more than 10% of the Company's consolidated revenues, credit risk exists in trade accounts receivable primarily due to the significant amount of business transacted with California public school districts (K-12) which represents a significant portion of the Company's revenues (see Note 1). The lack of fiscal funding or a significant reduction of funding from the State of California to the public schools could have a material adverse effect on the Company.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. SALES TYPE LEASE RECEIVABLES

        The Company has entered into several sales type leases. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

--------------------------------------------------------------------------
(in thousands)                                          December 31,
                                                  -----------  -----------
                                                     2000         1999
                                                  -----------  -----------
 Gross minimum lease payments receivable            $ 7,063       $ 6,992
 Less - unearned interest                            (1,233)       (1,253)
                                                    -------       -------
 Net investment in sales type lease receivables     $ 5,830       $ 5,739
--------------------------------------------------------------------------

        As of December 31, 2000, the future minimum lease payments to be received in 2001 and thereafter are as follows:

       ----------------------------------------------------
       (in thousands)
       Year Ended December 31,
       2001                                          $4,229
       2002                                           1,910
       2003                                             618
       2004                                             200
       2005                                              98
       2006 and thereafter                                8
                                                     ------
           Total minimum future lease payments       $7,063
       ----------------------------------------------------

NOTE 5.  NOTES PAYABLE

        On July 31, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. The outstanding balance at December 31, 2000 was $40,000,000. Among other restrictions, the agreement requires (i) the Company to maintain a minimum net worth of $80,000,000 plus 25% of all net income generated subsequent to June 30, 1998, less an aggregate amount not to exceed $15,000,000 paid by the Company to repurchase its common stock after June 30, 1998, (restricted equity at December 31, 2000 is $80,666,000), (ii) a fixed coverage charge of not less than 2.0 to 1.0, (iii) a rolling fixed charges coverage ratio of not less than 1.5 to 1.0, and (iv) senior debt not to exceed 275% of consolidated net worth and consolidated total debt not to exceed 300% of consolidated net worth.

        The Company maintains an unsecured line of credit agreement, as amended, (the "Agreement") with its banks which expires on June 30, 2001 and permits it to borrow up to $120,000,000 of which $84,000,000 was outstanding as of December 31, 2000. The Agreement requires the Company to pay interest at prime or, at the Company's election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders' equity of not less than $75,000,000 plus 50% of all net income generated subsequent to September 30, 1999 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 2000 is $91,611,000),
(ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year's pro forma debt service) of not less than 1.15 to 1.0. If the Company does not amend or renegotiate the present Agreement for an additional time period prior to its expiration date, the principal amount outstanding at that time will be converted to a two-year term loan with principal due and payable in eight (8) consecutive quarterly installments.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        In addition to the $120,000,000 unsecured line of credit, the Company has a $5,000,000 committed line of credit facility (at prime rate) related to its cash management services of which $2,876,000 was outstanding as of December 31, 2000. This committed line related to its cash management services will expire on June 30, 2001.

        The following information relates to the lines of credit for each of the following periods:

-------------------------------------------------------------------------
 (dollar amounts in thousands)                   Year Ended December 31,
                                                -------------------------
                                                  2000             1999
                                                --------         --------
 Maximum amount outstanding                     $ 88,090         $ 70,300
 Average amount outstanding                     $ 79,861         $ 62,646
 Weighted average interest rate                     7.57%            6.08%
 Effective interest rate at end of period           7.62%            7.11%
 Prime interest rate at end of period               9.50%            8.50%
-------------------------------------------------------------------------

NOTE 6. INCOME TAXES

        The provision (benefit) for income taxes is comprised of the following:

------------------------------------------------------------------
(in thousands)                Current   Deferred     Total
------------------------------------------------------------------
Year Ended December 31,
2000
    Federal                   $10,644    $ 3,649    $14,293
    State                       2,326      3,143      5,469
                              -------    -------    -------
                              $12,970    $ 6,792    $19,762
                              -------    -------    -------
1999
    Federal                   $ 3,067    $ 8,972    $12,039
    State                       1,223        729      1,952
                              -------    -------    -------
                              $ 4,290    $ 9,701    $13,991
                              -------    -------    -------
1998
    Federal                   $ 5,526    $ 7,736    $13,262
    State                       1,572      1,176      2,748
                              -------    -------    -------
                              $ 7,098    $ 8,912    $16,010
------------------------------------------------------------------

        In 1999, the total provision for income taxes includes a provision on income before taxes of $14,874,000 and a tax benefit of $883,000 included with the cumulative effect of accounting change on the consolidated statements of income.

     The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

------------------------------------------------------------------------
                                 Year Ended December 31,
                               ---------------------------
                                2000       1999       1998
                                ----       ----       ----
 Federal statutory rate        35.00%     35.00%     35.00%
 State taxes, net of federal
   benefit                      7.46       3.46       4.37
 Other                         (1.01)     (0.35)     (0.24)
                               -----      -----      -----
                               41.45%     38.11%     39.13%
------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The following table shows the tax effect of the Company's cumulative temporary differences included in net deferred income taxes on the Company's consolidated balance sheets:

-----------------------------------------------------------------------
(in thousands)                                  Year Ended December 31,
                                                -----------------------
                                                   2000           1999
                                                   ----           ----
Excess of tax over book depreciation            $ 67,697     $ 58,112
State income taxes                                (4,699)      (3,333)
Accrued liabilities not currently deductible        (948)         (73)
Revenue deferred for financial reporting
  purposes                                        (2,161)      (2,753)
Other, net                                         1,764        2,908
                                                --------     --------
                                                $ 61,653     $ 54,861
-----------------------------------------------------------------------

NOTE 7. COMMON STOCK AND STOCK OPTIONS

        The Company adopted a 1998 Stock Option Plan (the "1998 Plan"), effective March 9, 1998, under which 2,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Under the 1998 Plan, 532,500 options have been granted with exercise prices ranging from $15.63 to $21.69. The options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of the Company's advisors. As of December 31, 2000, 1,467,500 options remain available to issue under the 1998 plan.

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

        Option activity and options exercisable including weighted average exercise price for the three years ended December 31, 2000 are as follows:

------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,
                                 ---------------------------------------------------------------------
                                         2000                    1999                    1998
                                 ---------------------   ---------------------   ---------------------
                                            Weighted                Weighted                Weighted
                                             Average                 Average                 Average
                                            Exercise                Exercise                Exercise
                                  Shares      Price       Shares      Price       Shares      Price
                                 ---------- ----------   ---------- ----------   ---------- ----------
Options outstanding at
  January 1,                      516,522      15.53      541,122      13.83      364,672      8.57
Options granted during the year   187,000      16.94      103,500      18.25      242,000     20.81
Options exercised during the
  year                             (9,948)      8.93     (91,250)       7.18      (31,282)     7.55
Options terminated during the
  year                            (33,964)     18.76     (36,850)      18.74      (34,268)    12.93
                                  -------                -------                  -------
Options outstanding at
  December 31,                    659,610      15.87      516,522      15.53      541,122     13.85
                                  -------                -------                  -------
Options exercisable at
  December 31,                    246,530      14.11      172,407      13.22      171,877      8.55
------------------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


        The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2000:

 --------------------------------------------------------------------------------------------
                             Options Outstanding                    Options Exercisable
                   ----------------------------------------    ------------------------------
                                   Weighted
                                    Average      Weighted
                      Number       Remaining      Average         Number         Weighted
                    Outstanding   Contractual    Exercise       Exercisable       Average
  Exercise Price    at 12/31/00   Life (Years)    Price         at 12/31/00   Exercise Price
 ----------------- -------------- ------------- -----------    ------------- ----------------
              6.94        77,422          0.75        6.94           77,422             6.94
             10.75       120,188          5.50       10.75           52,208            10.75
             15.63        20,000          9.33       15.63               --            15.63
             15.94        12,000          9.92       15.94               --            15.94
             17.00       142,500          9.83       17.00               --            17.00
             18.25       101,000          8.92       18.25           20,200            18.25
             19.38        12,500          9.75       19.38               --            19.38
             20.25        10,000          7.50       20.25            7,500            20.25
             20.81       154,000          7.25       20.81           84,700            20.81
             21.69        10,000          7.67       21.69            4,500            21.69
                     ------------                              -------------
       6.94-21.69        659,610          7.15       15.53          246,530            14.11
 --------------------------------------------------------------------------------------------


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


        In accordance with SFAS 123, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in the 2000, 1999 and 1998 grants are as follows:

------------------------------------------------------------------------------------
                                                 Year Ended December 31,
                                         2000              1999             1998
                                      -----------     -------------    -------------
Risk-free interest rates                    5.9%              6.3%             6.5%
Expected dividend yields                    2.9%              2.7%             2.0%
Expected volatility                        26.5%             27.8%            27.1%
Expected option life (in years)              7.5               7.5              7.5
------------------------------------------------------------------------------------

The fair value of the options granted are $2,115,000, $2,422,000 and $2,249,000 during the year ended December 31, 2000, 1999 and 1998, respectively. The weighted average fair value of grants are $5.03, $5.93 and $7.03 during the year ended 2000, 1999 and 1998, respectively.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The following pro forma net income and earnings per share data are computed for the years ended December 31, 2000, 1999 and 1998 as if compensation cost for the stock options granted subsequent to 1995 had been determined consistent with SFAS 123:

---------------------------------------------------------------------------------
(in thousands, except per
share amounts)                                Year Ended December 31,
                                        -----------------------------------------
                                         2000             1999              1998
                                        -------          -------          -------
Net Income                              $27,244          $22,466          $23,895
Pro Forma net income                     26,826           22,043           23,583
    Earnings Per Share
       Basic                               2.21             1.70             1.69
       Diluted                             2.19             1.68             1.67
    Pro Forma Earnings Per
         Share
       Basic                               2.17             1.67             1.67
       Diluted                             2.16             1.65             1.64
---------------------------------------------------------------------------------

        In 1985, the Company established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, the Company makes annual contributions in the form of cash or common stock of the Company to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. A cash contribution of $800,000 was approved for 2000 and $750,000 for 1999 and 1998.

        In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the "1990 LTB Plan") under which shares of common stock may be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vest over 5 years from the grant date contingent on the employee's continued employment with the Company. As of December 31, 2000, 203,507 shares of common stock have been granted, of which 163,096 shares are vested. Future grants of 19,338 shares of common stock are authorized by the Board of Directors to be issued under the 1990 LTB Plan in the event the Company reaches the highest level of achievement. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. Compensation expense for 2000, 1999 and 1998 under this plan was $454,000, $458,000 and $485,000, respectively, and is based on a combination of the anticipated shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company's common stock. As of December 31, 2000, 1999 and 1998, the unvested shares were 40,411, 61,348 and 64,457, respectively, with the related weighted average grant-date fair value of these unvested shares of $20.45, $20.23 and $20.42 per share, respectively.

        In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the "2000 LTB Plan") under which 400,000 shares of common stock are reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. Future grants of 26,571 shares of common stock are authorized by the Board of Directors to be issued under the 2000 LTB Plan in the event the Company reaches its highest level of achievement. As of December 31, 2000, no shares of common stock have been granted or vested under this plan.

        The Board of Directors has authorized the repurchase of shares of the Company's outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. In 1998, the Company repurchased 619,550 shares of common stock for an aggregate repurchase price of $12,247,000 or an average price of $19.77 per share. In 1999, the Company repurchased 1,549,526 shares of common stock for an aggregate repurchase price of $28,212,000 or an average price of $18.21 per share. In 2000, the Company repurchased 450,942 shares of common stock for an aggregate repurchase price of $7,364,000 or an average price of $16.33 per share. As of December 31, 2000, 805,800 shares remain authorized for repurchase.

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. BUSINESS SEGMENTS

        As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company defined its business segments based on the nature of operations for the purpose of reporting under SFAS 131. The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of each of these segments is described in Note 1, Organization and Business, and the accounting policies of the segments are described in Note 2, Significant Accounting Policies. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2000, 1999 and 1998 for the Company's reportable segments is shown in the following table:

-----------------------------------------------------------------------------------------------
  (in thousands)                            Modulars   Electronics  Enviroplex  Consolidated
                                            ------------------------------------------------
  YEAR ENDED DECEMBER 31,
  2000
  Rental Operations Revenues                $ 73,241    $ 38,875     $    --     $112,116
  Sales and Other Revenues                    24,254      10,796      16,992       52,042
  Total Revenues                              97,495      49,671      16,992      164,158
  Depreciation on Rental Equipment            12,546      11,304          --       23,850
  Interest Expense (Income)                    6,725       2,459        (344)       8,840
  Income before Provision for Income Taxes    23,565      20,454       3,657       47,676
  Rental Equipment Acquisitions               36,017      31,372          --       67,389
  Accounts Receivable, net (year-end)         28,816      12,902       3,969       45,687
  Rental Equipment, at cost (year-end)       261,081      92,404          --      353,485

  1999
  Rental Operations Revenues                $ 64,164    $ 27,633     $    --     $ 91,797
  Sales and Other Revenues                    16,600      10,415      11,150       38,165
  Total Revenues                              80,764      38,048      11,150      129,962
  Depreciation on Rental Equipment            10,811       8,969          --       19,780
  Interest Expense (Income)                    5,097       1,724        (215)       6,606
  Income before Provision for Income Taxes    23,838      13,641       1,479       38,958
  Rental Equipment Acquisitions               30,443      16,867          --       47,310
  Accounts Receivable, net (year-end)         11,334       9,691       4,070       25,095
  Rental Equipment, at cost (year-end)       238,449      72,832          --      311,281

  1998
  Rental Operations Revenues                $ 58,964    $ 24,531     $    --     $ 83,495
  Sales and Other Revenues                    23,619       7,642      20,672       51,933
  Total Revenues                              82,583      32,173      20,672      135,428
  Depreciation on Rental Equipment             9,398       7,464          --       16,862
  Interest Expense                             4,802       1,505          19        6,326
  Income before Provision for Income Taxes    23,133      11,875       5,902       40,910
  Rental Equipment Acquisitions               28,970      22,189          --       51,159
  Accounts Receivable, net (year-end)         10,765       6,900       4,146       21,811
  Rental Equipment, at cost (year-end)       216,414      66,573          --      282,987
-----------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for each of the two years ended December 31, 2000 is summarized below:

--------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                            2000
                                          --------------------------------------------------------
                                           First       Second       Third       Fourth       Year
                                          --------------------------------------------------------
OPERATIONS DATA
  Rental revenues                         $ 21,381    $ 22,847    $ 24,876    $ 25,827    $ 94,931
  Total revenues                            31,643      37,369      54,643      40,503     164,158
  Gross margin                              15,953      17,679      23,678      19,188      76,498
  Income from operations                    11,258      12,892      18,138      14,228      56,516
  Income before income taxes                 9,314      10,732      15,777      11,853      47,676
  Net income                                 5,703       6,389       9,044       6,108      27,244

  Earnings per share:
    Basic                                 $   0.46    $   0.52    $   0.73    $   0.50    $   2.21
    Diluted                               $   0.45    $   0.52    $   0.73    $   0.50    $   2.19
  Dividends declared per share            $   0.14    $   0.14    $   0.14    $   0.14    $   0.56

  Shares used in per share calculation:
    Basic                                   12,500      12,305      12,308      12,223      12,334
    Diluted                                 12,593      12,393      12,402      12,335      12,428

 BALANCE SHEET DATA
  Rental equipment net                    $222,695    $234,832    $243,270    $247,402    $247,402
  Total assets                             301,823     321,955     345,371     357,246     357,246
  Notes payable                            114,000     125,800     127,400     126,876     126,876
  Shareholders' equity                      95,024      99,733     107,067     108,958     108,958
--------------------------------------------------------------------------------------------------

                                MCGRATH RENTCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (continued)

-------------------------------------------------------------------------------------------------------------------
                                                                                   1999
                                                    ---------------------------------------------------------------
(in thousands, except per share amounts)                First        Second        Third       Fourth         Year
                                                    ---------------------------------------------------------------
 OPERATIONS DATA
  Rental revenues                                    $  19,059     $  19,019    $  20,117    $  20,559    $  78,754
  Total revenues                                        28,574        31,559       36,657       33,172      129,962
  Gross margin                                          14,577        15,263       16,694       16,133       62,667
  Income from operations                                10,378        11,274       12,670       11,242       45,564
  Income before income taxes                             8,862         9,693       10,949        9,454       38,958
  Income before effect of accounting change              5,420         5,798        6,636        5,979       23,833
  Cumulative effect of accounting change,
    net of tax                                          (1,367)           --           --           --       (1,367)
  Net income                                             4,053         5,798        6,636        5,979       22,466

  Earnings per share:
  Basic
    Income before cumulative effect of accounting
      change                                         $    0.39     $    0.43    $    0.51    $    0.47    $    1.80
    Cumulative effect of accounting change,
      net of tax                                         (0.10)           --           --           --        (0.10)
                                                     ---------     ---------    ---------    ---------    ---------

    Net Income                                       $    0.29     $    0.43    $    0.51    $    0.47    $    1.70
                                                     =========     =========    =========    =========    =========
  Diluted
    Income before cumulative effect of accounting
      change                                         $    0.39     $    0.43    $    0.50    $    0.47    $    1.78
    Cumulative effect of accounting change,
      net of tax                                         (0.10)           --           --           --        (0.10)
                                                     ---------     ---------    ---------    ---------    ---------

    Net Income                                       $    0.29     $    0.43    $    0.50         0.47    $    1.68
                                                     =========     =========    =========    =========    =========
  Dividends declared per share                       $    0.12     $    0.12    $    0.12    $    0.12    $    0.48
                                                     =========     =========    =========    =========    =========

  Shares used in per share calculation:
    Basic                                               13,820        13,403       13,067       12,649       13,235
    Diluted                                             13,991        13,568       13,220       12,751       13,383

 BALANCE SHEET DATA
  Rental equipment net                               $ 199,008     $ 205,797    $ 213,089    $ 217,178    $ 217,178
  Total assets                                         274,776       286,700      292,889      297,722      297,722
  Notes payable                                        101,450       102,900      108,700      110,300      110,300
  Shareholders' equity                                  97,937        99,476       92,274       95,403       95,403
-------------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 30, 2001, which will be filed with the Securities and Exchange Commission by not later than April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 30, 2001, which will be filed with the Securities and Exchange Commission by not later than April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 30, 2001, which will be filed with the Securities and Exchange Commission by not later than April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to McGrath RentCorp's definitive Proxy Statement with respect to its Annual Shareholders' Meeting to be held May 30, 2001, which will be filed with the Securities and Exchange Commission by not later than April 30, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Index of documents filed as part of this report:
     1. The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

                                                                                                  PAGE OF
                                                                                                 THIS REPORT
                                                                                                 -----------
     Report of Independent Public Accountants                                                       18
     Consolidated Financial Statements
        Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998      19
        Consolidated Balance Sheets as of December 31, 2000 and 1999                                20
        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000,
          1999 and 1998                                                                             21
        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
          1999 and 1998                                                                             22
        Notes to Consolidated Financial Statements                                                  23

     2. Financial Statement Schedules.  None

     3. Exhibits.  See Index of Exhibits on page 36 of this report.

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

        Date:  March 16, 2001                  MCGRATH RENTCORP

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

               NAME                                    TITLE                             DATE
               ----                                    -----                             ----
     /s/ William J. Dawson                  Director                                 March 16, 2001
     ----------------------------------
     William J. Dawson

     /s/ Robert C. Hood                     Director                                 March 16, 2001
     ----------------------------------
     Robert C. Hood

     /s/ Joan M. McGrath                    Director                                 March 16, 2001
     ----------------------------------
     Joan M. McGrath

     /s/ Robert P. McGrath                  Chairman of the Board and Chief          March 16, 2001
     -----------------------------------    Executive Officer
     Robert P. McGrath

     /s/ Thomas J. Sauer                    Vice President
     -----------------------------------    and Chief Financial Officer
     Thomas J. Sauer                        (Chief Accounting Officer)               March 16, 2001

     /s/ Delight Saxton                      Senior Vice President and Director      March 16, 2001
     ----------------------------------
     Delight Saxton

     /s/ Ronald H. Zech                      Director                                March 16, 2001
     ----------------------------------
     Ronald H. Zech


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

3.1.1        Amendment to Articles of Incorporation of                Filed as exhibit 3.1 to the Company's Registration Statement
             McGrath RentCorp                                         on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2        Amendment to Articles of Incorporation of                Filed as exhibit 3.1.2 to the Company's Annual Report on
             McGrath RentCorp                                         Form 10-K for the year ended December 31, 1997 (filed
                                                                      March 31, 1998), incorporated herein by reference.

3.2          Amended and Restated By-Laws of McGrath                  Filed as exhibit 3.1 to the Company's Annual Report on
             RentCorp                                                 Form 10-K for the year ended December 31, 1990 (filed
                                                                      March 28, 1991), incorporated herein by reference.

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

3.2.4        Amendment of By-Laws of McGrath RentCorp                 Filed as exhibit 3.2.4 to the Company's Annual Report on Form
                                                                      10-K for the year ended December 31, 1999 (filed March 27,
                                                                      2000), incorporated herein by reference.

4.1          Amended and Restated Credit Agreement                    Filed as exhibit 4.1 to the Company's Quarterly Report on Form
                                                                      10-Q for the quarter ended June 30, 1997 (filed August 1,
                                                                      1997), and incorporated herein by reference.

4.1.1        First Amendment to the Restated Credit                   Filed as exhibit 4.1.1 to the Company's Annual Report on Form
             Agreement                                                10-K for the year ended December 31, 1997 (filed March 31,
                                                                      1998), incorporated herein by reference.

4.1.2        Second Amendment to the Restated Credit                  Filed as exhibit 4.1.2 to the Company's Annual Report on Form
             Agreement                                                10-K for the year ended December 31, 1997 (filed March 31,
                                                                      1998), incorporated herein by reference.

4.1.3        Third Amendment to the Restated Credit                   Filed as exhibit 4.1 to the Company's Quarterly Report on Form
             Agreement                                                10-Q for the quarter ended March 31, 1998 (filed May
                                                                      13, 1998), incorporated herein by reference.

4.1.4        Facility Reduction Letter for Restated Credit            Filed as exhibit 4.1 to the Company's Quarterly Report on Form
             Agreement                                                10-Q for the quarter ended September 30, 1998 (filed
                                                                      November 12, 1998), incorporated herein by reference.

4.1.5        Fourth Amendment to the Restated                         Filed as exhibit 4.1 to the Company's Quarterly Report on Form
             Agreement                                                10-Q for the quarter ended March 31, 1999 (filed May 14, 1999, amended June 25, 1999) and incorporated herein by reference.

4.1.6        Amended and Restated Credit Agreement June, 1999         Filed as exhibit 4.1 to the company's Quarterly Report on Form
                                                                      10-Q for the quarter ended June 30, 1999 (filed August 11,
                                                                      1999) and incorporated herein by reference.

4.1.7        First Amendment to the Restated                          Filed as exhibit 4.1.7 to the Company's Annual Report on Form
             Credit Agreement June, 1999                              10-K for the year ended December 31, 1999 (filed March 17,
                                                                      2000), incorporated herein by reference.

4.1.8        Second Amendment to the Restated Credit Agreement        Filed as exhibit 4.1 to the Company's Quarterly Report on Form
             June, 1999                                               10-Q for the quarter ended September 30, 2000
                                                                      (filed November 9, 2000), incorporated herein by reference.

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

10.1         The McGrath RentCorp 1987 Incentive Stock                Filed as exhibit 19.3 to the Company's Quarterly Report on
             Option Plan                                              Form 10-Q for the quarter ended June 30, 1988 (filed
                                                                      August 14, 1988), and incorporated herein by reference.

10.1.1       Exemplar Form of the Incentive Stock                     Filed as exhibit 19.3 to the Company's Quarterly Report on
             Option Agreement                                         Form 10-Q for the quarter ended June 30, 1988 (filed
                                                                      August 14, 1988), and incorporated herein by reference.

10.2         The 1998 Stock Option Plan                               Filed as exhibit 10.1 to the Company's Quarterly Report on
                                                                      Form 10-Q for the quarter ended September 30, 1998 (filed
                                                                      November 12, 1998), and incorporated herein by reference.

NUMBER       DESCRIPTION                                              METHOD OF FILING
------       -----------                                              ----------------
10.2.1       Exemplar Incentive Stock Option for                      Filed as exhibit 10.2 to the Company's Quarterly Report on
             Employees Under the 1998 Stock Option Plan               Form 10-Q for the quarter ended September 30, 1998 (filed
                                                                      November 12, 1998), and incorporated herein by reference.

10.2.2       Exemplar Non-Qualified Stock Option for                  Filed as exhibit 10.3 to the Company's Quarterly Report on
             Directors under the 1998 Stock Option Plan               Form 10-Q  for the quarter ended September 30, 1998
                                                                      (filed November 12, 1998), and incorporated herein by
                                                                      reference.

10.2.3       Schedule of Options Granted to Members of the            Filed as exhibit 10.4 to the Company's Quarterly Report on
             Board of Directors                                       Form 10-Q for the quarter ended September 30, 1998 (filed
                                                                      November 12, 1998), and incorporated herein by reference.

10.2.4       Schedule of Options Granted to Members of the            Filed as exhibit 10.2.4 to the Company's Annual Report on
             Board of Directors                                       Form 10-K for the year ended December 31, 1999 (filed March
                                                                      17, 2000), and incorporated herein by reference.

10.2.5       Schedule of Options Granted to Members of the            Filed herewith.
             Board Of Directors

10.3         Exemplar Form of the Directors, Officers                 Filed as exhibit 19.5 to the Company's Quarterly Report on
             and Other Agents Indemnification Agreements              Form 10-Q for the quarter ended June 30, 1988 (filed
                                                                      August 14, 1988), and incorporated herein by reference.

10.3.1       Exemplar Form of Indemnification Agreement               Filed as exhibit 10.5 to the Company's Quarterly Report on
                                                                      Form 10-Q for the quarter ended September 30, 1998 (filed
                                                                      November 12, 1998), and incorporated herein by reference.

10.4         Long-Term Stock Bonus Plan together with                 Filed as exhibit 10.3 to the Company's Annual Report on
             Exemplar Long-Term Stock Bonus Agreement                 Form 10-K for the year ended December 31, 1990 (filed March
                                                                      28, 1991), and incorporated herein by reference.

10.4.1       2000 Long-Term Stock Bonus Plan together with            Filed herewith.
             Exemplar Long-Term Stock Bonus Agreement

23           Written Consent of Arthur Andersen, LLP                  Filed herewith.



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