Form 10-Q
period 2001-03-31
MCGRATH RENTCORP
filed 2001-05-09
CIK 752714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                        --------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001              COMMISSION FILE NUMBER 0-13292

                        --------------------------------

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

                        --------------------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                                           No [ ]


          At May 8, 2001, 12,173,046 shares of Registrant's Common Stock were outstanding.

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

-------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED MARCH 31,
(in thousands, except per share amounts)                       2001      2000
-------------------------------------------------------------------------------------
REVENUES
   Rental ...........................................      $ 26,107      $ 21,381
   Rental Related Services ..........................         4,178         3,322
                                                           --------      --------
      Rental Operations .............................        30,285        24,703
   Sales ............................................         5,721         6,693
   Other ............................................           276           247
                                                           --------      --------
              Total Revenues ........................        36,282        31,643
                                                           --------      --------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
      Depreciation ..................................         6,420         5,356
      Rental Related Services .......................         2,342         1,732
      Other .........................................         4,708         3,781
                                                           --------      --------
              Total Direct Costs of Rental Operations        13,470        10,869
   Costs of Sales ...................................         3,848         4,821
                                                           --------      --------
              Total Costs ...........................        17,318        15,690
                                                           --------      --------
                 Gross Margin .......................        18,964        15,953
   Selling and Administrative .......................         5,797         4,695
                                                           --------      --------
      Income from Operations ........................        13,167        11,258
   Interest .........................................         2,144         1,944
                                                           --------      --------
      Income Before Provision for Income Taxes ......        11,023         9,314
   Provision for Income Taxes .......................         4,387         3,632
                                                           --------      --------
      Income Before Minority Interest ...............         6,636         5,682
   Minority Interest in Income (Loss) of Subsidiary .             1           (21)
                                                           --------      --------
        Net Income ..................................      $  6,635      $  5,703
                                                           ========      ========
Earnings Per Share:
   Basic ............................................      $   0.55      $   0.46
   Diluted ..........................................      $   0.54      $   0.45
Shares Used in Per Share Calculation:
   Basic ............................................        12,147        12,500
   Diluted ..........................................        12,285        12,593
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

-----------------------------------------------------------------------------------------
                                                              MARCH 31,      DECEMBER 31,
                                                            -----------      ------------
(in thousands)                                                 2001              2000
-----------------------------------------------------------------------------------------
ASSETS
Cash ..................................................      $   1,036       $     643
Accounts Receivable, less allowance for doubtful
   accounts of $700 in 2001 and $650 in 2000 ..........         35,370          45,687
Rental Equipment, at cost:
   Relocatable Modular Offices ........................        265,715         261,081
   Electronic Test Instruments ........................         97,786          92,404
                                                             ---------       ---------
                                                               363,501         353,485
   Less Accumulated Depreciation ......................       (110,305)       (106,083)
                                                             ---------       ---------
   Rental Equipment, net ..............................        253,196         247,402
                                                             ---------       ---------
Land, at cost .........................................         19,303          19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $7,292
   in 2001 and $6,815 in 2000 .........................         33,444          33,233
Prepaid Expenses and Other Assets .....................         11,540          10,978
                                                             ---------       ---------
             Total Assets .............................      $ 353,889       $ 357,246
                                                             =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable ......................................      $ 121,300       $ 126,876
   Accounts Payable and Accrued Liabilities ...........         34,999          37,012
   Deferred Income ....................................         16,086          19,241
   Minority Interest in Subsidiary ....................          3,507           3,506
   Deferred Income Taxes ..............................         64,084          61,653
                                                             ---------       ---------
             Total Liabilities ........................        239,976         248,288
                                                             ---------       ---------
Shareholders' Equity:
   Common Stock, no par value -
       Authorized -- 40,000 shares
       Outstanding --  12,167 shares in 2001 and
             12,125 shares in 2000 ....................          9,238           8,971
   Retained Earnings ..................................        104,675          99,987
                                                             ---------       ---------
             Total Shareholders' Equity ...............        113,913         108,958
                                                             ---------       ---------
             Total Liabilities and Shareholders' Equity      $ 353,889       $ 357,246
                                                             =========       =========
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
 (in thousands)                                                                     2001           2000
-----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .............................................................      $  6,635       $  5,703
    Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
       Depreciation and Amortization .......................................         6,897          5,802
       Gain on Sale of Rental Equipment ....................................        (1,390)        (1,426)
       Change In:
          Accounts Receivable ..............................................        10,317          2,150
          Prepaid Expenses and Other Assets ................................          (562)          (507)
          Accounts Payable and Accrued Liabilities .........................        (2,260)           871
          Deferred Income ..................................................        (3,155)        (1,010)
          Deferred Income Taxes ............................................         2,431            703
                                                                                  --------       --------
             Net Cash Provided by Operating Activities .....................        18,913         12,286
                                                                                  --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of Rental Equipment ...........................................       (14,568)       (13,315)
    Purchase of  Land, Buildings, Land Improvements, Equipment
      and Furniture ........................................................          (688)          (405)
    Proceeds from Sale of Rental Equipment .................................         3,744          3,866
                                                                                  --------       --------
             Net Cash Used in Investing Activities .........................       (11,512)        (9,854)
                                                                                  --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net Borrowings (Payments) Under Notes Payable ..........................        (5,576)         3,700
    Proceeds from the Exercise of Stock Options ............................           267             19
    Repurchase of Common Stock .............................................          --           (4,379)
    Payment of Dividends ...................................................        (1,699)        (1,505)
                                                                                  --------       --------
             Net Cash Used in Financing Activities .........................        (7,008)        (2,165)
                                                                                  --------       --------
             Net Increase in Cash ..........................................           393            267
Cash Balance, Beginning of Period ..........................................           643            490
                                                                                  --------       --------
Cash Balance, End of Period ................................................      $  1,036       $    757
                                                                                  ========       ========

Interest Paid During the Period ............................................      $  2,988       $  2,400
                                                                                  ========       ========
Income Taxes Paid During the Period ........................................      $  1,956       $  2,929
                                                                                  ========       ========
Dividends Declared but not yet Paid ........................................      $  1,947       $  1,723
                                                                                  ========       ========
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

          The consolidated financial information for the three months ended March 31, 2001 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the three months ended March 31, 2001 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2.  ACCOUNTING FOR DERIVATIVES

          On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Company's financial position or result of operations.

NOTE 3.  BUSINESS SEGMENTS

          The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2001 and 2000 for the Company's reportable segments is shown in the following table:

-----------------------------------------------------------------------------------------------------------------
  (in thousands)                                   MODULARS(1)    ELECTRONICS(2)     ENVIROPLEX      CONSOLIDATED
  THREE MONTHS ENDED MARCH 31,                     -----------    --------------     ----------      ------------
  2001
  Rental Revenues ...........................      $  15,180        $  10,927        $    --         $  26,107
  Rental Related Services Revenues ..........          3,958              220             --             4,178
  Sales and Other Revenues ..................          2,909            2,136              952           5,997
  Total Revenues ............................         22,047           13,283              952          36,282
  Depreciation on Rental Equipment ..........          3,158            3,262             --             6,420
  Interest Expense ..........................          1,627              625             (108)          2,144
  Income before Income Taxes ................          5,462            5,698             (137)         11,023
  Rental Equipment Acquisitions .............          6,400            8,168             --            14,568
  Accounts Receivable, net (period end) .....         20,019           12,774            2,577          35,370
  Rental Equipment, at cost (period end) ....        265,715           97,786             --           363,501
  Utilization (Period end)(3) ...............           85.0%           58.2%
  Average Utilization(3) ....................           85.1%           60.8%

  2000
  Rental Revenues ...........................      $  13,669        $   7,712        $    --         $  21,381
  Rental Related Services Revenues ..........          3,136              186             --             3,322
  Sales and Other Revenues ..................          3,089            2,405            1,446           6,940
  Total Revenues ............................         19,894           10,303            1,446          31,643
  Depreciation on Rental Equipment ..........          2,838            2,518             --             5,356
  Interest Expense ..........................          1,501              526              (83)          1,944
  Income before Income Taxes ................          5,563            3,913             (162)          9,314
  Rental Equipment Acquisitions .............          5,415            7,900             --            13,315
  Accounts Receivable, net (period end) .....         10,246            9,102            3,598          22,946
  Rental Equipment, at cost (period end) ....        241,950           78,449             --           320,399
  Utilization (Period end)(3)................           80.4%           57.2%
  Average Utilization(3) ....................           80.4%           56.3%
-----------------------------------------------------------------------------------------------------------------

(1)  Operates under the trade name Mobile Modular Management Corporation

(2)  Operates under the trade name RenTelco

(3) Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

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

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

          The Company's core rental businesses grew significantly. Rental revenues for the three months ended March 31, 2001 increased $4.7 million (22%) over the comparative period in 2000. Mobile Modular Management Corporation ("MMMC") contributed $1.5 million and RenTelco contributed $3.2 million of the three-month increase. MMMC's rental revenues increased as a result of having an average of $30.9 million more equipment on rent compared to a year earlier with the average monthly yield for all modular equipment increasing from 1.99% in 2000 to 2.01% in 2001. At March 31, 2001, modular utilization, excluding new equipment inventory, was 85.0% and average utilization for the three months ended March 31, 2001and 2000 was 85.1% and 80.4%, respectively. RenTelco's rental revenue increase can be attributed to strong communication equipment rental activity, which resulted in an average of $15.8 million more equipment on rent compared to a year earlier. Additionally, the average monthly yield for all electronics equipment increased from 3.45% in 2000 to 3.84% in 2001. At March 31, 2001, electronics utilization was 58.1% and average utilization for the three months ended March 31, 2001 and 2000 was 60.8% and 56.3%, respectively.

          Depreciation on rental equipment for the three months ended March 31, 2001 increased $1.1 million (20%) over the comparative periods in 2000 due to higher amounts of rental equipment. For the three months ended March 31, 2001, average modular rental equipment, at cost, increased $23.3 million (10%) and average electronics rental equipment, at cost, increased $20.7 million (28%) over the 2000 comparative period. Other direct costs of rental operations for the three months ended March 31, 2001 increased $927,000 (25%) over the same period in 2000 due to higher maintenance and repair expenses of the modular fleet and increased amortization expense related to costs, such as delivery and installation, which are charged to customers in the rental rate. Consolidated gross margin on rents for the three-month period increased slightly from 57.3% in 2000 to 57.4% in 2001.

          Rental related services revenues for the three months ended March 31, 2001 increased $856,000 (26%) from $3.3 million in 2000 to $4.2 million in 2001 due to the increased modular rental activity. Gross margin on rental related services for the three-month period decreased from 47.8% in 2000 to 43.9% in 2001.

          Sales for the three months ended March 31, 2001 decreased $972,000 (15%) from $6.7 million in 2000 to $5.7 million in 2001. Consolidated gross margin on sales for the three months ended March 31, 2001 was 32.7% compared to 28.0% for the same period in 2000. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. Looking forward, in a slowing economy, the Company would anticipate fewer sales opportunities for the remainder of

2001 as companies in an effort to conserve capital are less likely to purchase modular and electronics equipment.

          Enviroplex's backlog of orders as of March 31, 2001 and 2000 was $9.3 million and $16.3 million, respectively. Backlog is not significant in MMMC's modular business or in RenTelco's electronics business.

          Selling and administrative expenses for the three months ended March 31, 2001 increased $1.1 million (23%) over the comparative period in 2000 primarily due to higher personnel and benefit costs, increased marketing and advertising costs, and increased consultant fees related to legal, accounting, and investor relations.

          Interest expense for the three months ended March 31, 2001 increased $200,000 (10%) over the 2000 comparative period as a result of a higher average borrowing level in 2001. The higher debt levels funded part of the Company's capital expenditures, payment of dividends and repurchases of common stock.

          Income before provision for taxes for the three months ended March 31, 2001 increased $1.7 million (18%) from $9.3 million to $11.0 million and net income increased $932,000 (16%) from $5.7 million to $6.6 million with earnings per diluted share increasing 20% from $0.45 per share in 2000 to $0.54 per share in 2001. The lower percentage increase for net income was effected by a higher tax rate of 39.8% in 2001 as compared to 39.0% in 2000 with the diluted earnings per share increase impacted by the Company's ongoing stock repurchase program with fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

          The Company's operations produced a positive cash flow from operations for the three months ended March 31, 2001 of $18.9 million as compared to $12.3 million for the year earlier period primarily due to the reduction of accounts receivable. During the first quarter of 2001, the primary uses of cash have been to purchase additional rental equipment to satisfy customer requirements, other capital expenditures, payment of dividends to the Company's shareholders, and debt reduction.

          The Company had total liabilities to equity ratios of 2.11 to 1 and
2.28 to 1 as of March 31, 2001 and December 31, 2000, respectively. The debt (notes payable) to equity ratios were 1.06 to 1 and 1.16 to 1 as of March 31, 2001 and December 31, 2000, respectively. Both ratios have decreased since December 31, 2000 as a result of earnings and debt reduction.

          The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During 2001, no shares have been repurchased. As of March 31, 2001, 805,800 shares remain authorized for repurchase.

          The Company believes that its needs for working capital and capital expenditures through 2001 and beyond will be adequately met by cash flow and bank borrowings.

MARKET RISK

          The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of March 31, 2001, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          McGrath RentCorp has been named along with a number of other companies as a defendant in a lawsuit alleging a failure to warn about certain chemicals associated with building materials used in portable classrooms in California. The lawsuit was filed by As You Sow, a corporation that has served as a plaintiff in numerous lawsuits alleging similar failures to warn. The Company and its subsidiary Enviroplex, Inc. are two of nineteen named defendants, all of whom are involved in the portable classroom industry in the State of California. While the plaintiff alleges that materials used to construct portable classrooms require certain warnings, there is no allegation that any individual has suffered any injury or harm. The plaintiff does not allege that any particular classroom leased, sold or manufactured by the Company or Enviroplex has exposed anyone to any such chemicals; and the Company believes that in fact none of the portable classrooms it leases or sells and none of the portable classrooms manufactured by Enviroplex pose any health risk. The Company believes the lawsuit is without merit, and it intends to defend against the suit vigorously. The lawsuit was filed in the Superior Court of the State of California for the County of San Francisco on July 7, 2000. The complaint seeks a court injunction ordering the defendants to post warning signs in portable classrooms, recovery of a fine of $2,500 for each failure to post a warning sign where required, and recovery of monies the defendants may have made by selling or leasing classrooms without appropriate warnings. Plaintiff also asks for payment of attorneys' fees. The Company has entered into an agreement to settle this lawsuit on terms that it believes will have no material adverse impact on its operations or financial condition.

ITEM 3. OTHER INFORMATION

          On March 16, 2001, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

              None.

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

          Date May 8, 2001             MCGRATH RENTCORP

                                       By: /s/ Thomas J. Sauer
                                           ------------------------------
                                           Thomas J. Sauer
                                           Vice President and Chief Financial
                                           Officer (Chief Accounting Officer)