Form 10-Q
period 2001-06-30
MCGRATH RENTCORP
filed 2001-08-08
CIK 752714

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2001               COMMISSION FILE NUMBER 0-13292

                                 --------------


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

        Yes  [X]   [No]

        At August 8, 2001, 12,291,822 shares of Registrant's Common Stock were outstanding.



================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MCGRATH RENTCORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


----------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
(in thousands, except per share amounts)                2001       2000       2001       2000
----------------------------------------------------------------------------------------------
REVENUES
   Rental                                             $25,768    $22,847    $51,875    $44,228
   Rental Related Services                              4,317      3,974      8,495      7,296
                                                      -------    -------    -------    -------
     Rental Operations                                 30,085     26,821     60,370     51,524
   Sales                                               11,347     10,315     17,068     17,008
   Other                                                  305        233        581        480
                                                      -------    -------    -------    -------
            Total Revenues                             41,737     37,369     78,019     69,012
                                                      -------    -------    -------    -------

COSTS AND EXPENSES
   Direct Costs of Rental Operations
     Depreciation                                       6,742      5,745     13,162     11,101
     Rental Related Services                            3,028      2,324      5,370      4,056
     Other                                              3,754      4,706      8,462      8,487
                                                      -------    -------    -------    -------
           Total Direct Costs of Rental Operations     13,524     12,775     26,994     23,644
   Costs of Sales                                       7,671      6,915     11,519     11,736
                                                      -------    -------    -------    -------
            Total Costs                                21,195     19,690     38,513     35,380
                                                      -------    -------    -------    -------
              Gross Margin                             20,542     17,679     39,506     33,632
   Selling and Administrative                           5,679      4,787     11,476      9,482
                                                      -------    -------    -------    -------
     Income from Operations                            14,863     12,892     28,030     24,150
   Interest                                             1,853      2,160      3,997      4,104
                                                      -------    -------    -------    -------
     Income Before Provision for Income Taxes          13,010     10,732     24,033     20,046
   Provision for Income Taxes                           5,178      4,186      9,565      7,818
                                                      -------    -------    -------    -------
     Income Before Minority Interest                    7,832      6,546     14,468     12,228
   Minority Interest in Income of Subsidiary              217        157        218        136
                                                      -------    -------    -------    -------
   Net Income                                         $ 7,615    $ 6,389    $14,250    $12,092
                                                      =======    =======    =======    =======

Earnings Per Share:
   Basic                                              $  0.63    $  0.52    $  1.17    $  0.97
   Diluted                                            $  0.62    $  0.52    $  1.16    $  0.97
Shares Used in Per Share Calculation:
   Basic                                               12,178     12,305     12,162     12,402
   Diluted                                             12,378     12,393     12,336     12,494

----------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


---------------------------------------------------------------------------------------
                                                             JUNE 30,      DECEMBER 31,
                                                            ---------      ------------
(in thousands)                                                 2001            2000
---------------------------------------------------------------------------------------
ASSETS
Cash                                                        $     572       $     643
Accounts Receivable, less allowance for doubtful
   accounts of $850 in 2001 and $650 in 2000                   39,669          45,687

Rental Equipment, at cost:
   Relocatable Modular Offices                                274,670         261,081
   Electronic Test Instruments                                100,187          92,404
                                                            ---------       ---------
                                                              374,857         353,485
   Less Accumulated Depreciation                             (114,375)       (106,083)
                                                            ---------       ---------
   Rental Equipment, net                                      260,482         247,402
                                                            ---------       ---------

Land, at cost                                                  19,303          19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $7,785
   in 2001 and $6,815 in 2000                                  33,154          33,233
Prepaid Expenses and Other Assets                              11,177          10,978
                                                            ---------       ---------
           Total Assets                                     $ 364,357       $ 357,246
                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes Payable                                            $ 122,500       $ 126,876
   Accounts Payable and Accrued Liabilities                    39,984          37,012
   Deferred Income                                             13,562          19,241
   Minority Interest in Subsidiary                              3,724           3,506
   Deferred Income Taxes                                       64,676          61,653
                                                            ---------       ---------
           Total Liabilities                                  244,446         248,288
                                                            ---------       ---------

Shareholders' Equity:
   Common Stock, no par value -
     Authorized -- 40,000 shares
     Outstanding --  12,202 shares in 2001 and
           12,125 shares in 2000                                9,587           8,971
   Retained Earnings                                          110,324          99,987
                                                            ---------       ---------
           Total Shareholders' Equity                         119,911         108,958
                                                            ---------       ---------
           Total Liabilities and Shareholders' Equity       $ 364,357       $ 357,246
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

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


---------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
 (in thousands)                                                                    2001           2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $ 14,250       $ 12,092
   Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
      Depreciation and Amortization                                                14,132         12,001
      Impairment Loss Related to Rental Equipment                                      --            698
      Gain on Sale of Rental Equipment                                             (3,037)        (3,355)
      Change In:
        Accounts Receivable                                                         6,018         (2,059)
        Prepaid Expenses and Other Assets                                            (199)        (1,714)
        Accounts Payable and Accrued Liabilities                                    2,923          4,968
        Deferred Income                                                            (5,679)          (901)
        Deferred Income Taxes                                                       3,023            118
                                                                                 --------       --------
           Net Cash Provided by Operating Activities                               31,431         21,848
                                                                                 --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Rental Equipment                                                   (31,409)       (34,932)
   Purchase of  Land, Buildings, Land Improvements, Equipment and Furniture          (891)        (1,497)
   Proceeds from Sale of Rental Equipment                                           8,204          8,833
                                                                                 --------       --------
           Net Cash Used in Investing Activities                                  (24,096)       (27,596)
                                                                                 --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net Borrowings (Payments) Under Notes Payable                                   (4,376)        15,500
   Net Proceeds from the Exercise of Stock Options                                    616             62
   Repurchase of Common Stock                                                          --         (4,379)
   Payment of Dividends                                                            (3,646)        (3,228)
                                                                                 --------       --------
           Net Cash Provided by (Used in) Financing Activities                     (7,406)         7,955
                                                                                 --------       --------

           Net Increase (Decrease) in Cash                                            (71)         2,207
Cash Balance, Beginning of Period                                                     643            490
                                                                                 --------       --------
Cash Balance, End of Period                                                      $    572       $  2,697
                                                                                 ========       ========

Interest Paid During the Period                                                  $  4,415       $  4,064
                                                                                 ========       ========
Income Taxes Paid During the Period                                              $  6,542       $  7,700
                                                                                 ========       ========
Dividends Declared but not yet Paid                                              $  1,966       $  1,723
                                                                                 ========       ========

---------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the six months ended June 30, 2001 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the six months ended June 30, 2001 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


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


NOTE 3. NOTES PAYABLE

        In June 2001, the Company amended its unsecured line of credit agreement (the "Agreement") with its banks that extended the expiration date of the Agreement to June 30, 2004. The Agreement allows the Company to borrow $120.0 million of which $82.5 million was outstanding as of June 30, 2001. The Agreement requires the Company to pay interest at prime or, at the Company's election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders' equity of not less than $100.0 million plus 50% of all net income generated subsequent to June 30, 2001 plus 90% of any new stock issuance proceeds, (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year's principal payments plus the most recent twelve months of interest expense) of not less than 1.15 to 1.

        In addition to the $120.0 million unsecured line of credit, the Company entered into a new $5.0 million credit facility in June 2001 (at prime rate) related to its cash management services which expires June 30, 2004. No amounts were outstanding at June 30, 2001.


NOTE 4. RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 5.  SUBSEQUENT EVENT

        In July 2001, the Company entered into a Stock Exchange Agreement with the minority shareholders of Enviroplex to increase its ownership in Enviroplex from 73.2% to 80.7%. The Company exchanged 85,366 shares of its common stock for 7.5% of Enviroplex.

NOTE 6.  BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2001 and 2000 for the Company's reportable segments is shown in the following table:

--------------------------------------------------------------------------------------------------
(in thousands)                            MODULARS(1)   ELECTRONICS(2)  ENVIROPLEX    CONSOLIDATED
                                          -----------   --------------  ----------    ------------
SIX MONTHS ENDED JUNE 30,
2001
Rental Revenues                             $ 30,653       $ 21,222       $    --       $ 51,875
Rental Related Services Revenues               8,090            405            --          8,495
Sales and Other Revenues                       7,454          4,501         5,694         17,649
Total Revenues                                46,197         26,128         5,694         78,019
Depreciation on Rental Equipment               6,427          6,735            --         13,162
Interest Expense                               2,978          1,220          (201)         3,997
Income before Income Taxes                    12,583         10,507           943         24,033
Rental Equipment Acquisitions                 17,955         13,454           --          31,409
Accounts Receivable, net (period end)         22,084         12,479         5,106         39,669
Rental Equipment, at cost (period end)       274,670        100,187            --        374,857
Utilization (Period end)(3)                    84.9%          49.3%
Average Utilization(3)                         85.1%          57.0%

2000
Rental Revenues                             $ 27,380       $ 16,848       $    --       $ 44,228
Rental Related Services Revenues               6,931            365            --          7,296
Sales and Other Revenues                       7,036          5,347         5,105         17,488
Total Revenues                                41,347         22,560         5,105         69,012
Depreciation on Rental Equipment               5,821          5,280            --         11,101
Interest Expense                               3,139          1,117          (152)         4,104
Income before Income Taxes                    10,696          8,733           617         20,046
Rental Equipment Acquisitions                 20,028         14,904            --         34,932
Accounts Receivable, net (period end)         12,330         10,564         4,260         27,154
Rental Equipment, at cost (period end)       252,381         81,626            --        334,007
Utilization (Period end)(3)                    82.4%          65.4%
Average Utilization(3)                         81.0%          58.8%

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


THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Rental revenues for the three and six months ended June 30, 2001 increased $2.9 million (13%) and $7.6 million (17%) over the comparative periods in 2000. Mobile Modular Management Corporation ("MMMC") contributed $3.2 million and RenTelco contributed $4.4 million of the six-month increase. MMMC's rental revenues increased as a result of strong classroom demand in California. As of June 30, 2001, an average of $29.4 million more modular equipment was on rent compared to a year earlier with the average monthly yield for all modular equipment increasing from 1.98% in 2000 to 2.01% in 2001. At June 30, 2001, modular utilization, excluding new equipment inventory, was 84.9% and average utilization for the six months ended June 30, 2001 and 2000 was 85.1% and 81.0%, respectively. RenTelco's rental revenue increased a modest 13% over the second quarter of 2000, but declined by 6% from the levels achieved during the first quarter of 2001, reflecting the broad-based weakness in the telecommunications industry. As of June 30, 2001, an average of $9.8 million more electronics equipment was on rent compared to a year earlier with the average monthly yield for all electronics equipment increasing from 3.64% in 2000 to 3.66% in 2001. At June 30, 2001, electronics utilization was 49.3% compared to 65.4% a year earlier and average utilization for the six months ended June 30, 2001 and 2000 was 57.0% and 58.8%, respectively.

         Depreciation on rental equipment for the three and six months ended June 30, 2001 increased $1.0 million (17%) and $2.1 million (19%) over the comparative periods in 2000 due to higher amounts of rental equipment. For the six months ended June 30, 2001, average modular rental equipment, at cost, increased $23.0 million (9%) and average electronics rental equipment, at cost, increased $19.7 million (26%) over the 2000 comparative period. Other direct costs of rental operations for the three months ended June 30, 2001 decreased $1.0 million (20%) primarily due to an impairment write-off of $832,000 in the year earlier period of rental equipment beyond economic repair. For the six-month comparative period these costs remained approximately the same. Consolidated gross margin on rents for the three and six months increased from 54.3% and 55.7% in 2000 to 59.3% and 58.3% in 2001, respectively.

         Rental related services revenues for the three and six months ended June 30, 2001 increased $343,000 (9%) and $1.2 million (16%) over the comparative periods in 2000 due to the increased modular rental activity. Gross margin on rental related services for the six-month period decreased from 44.4% in 2000 to 36.8% in 2001.

         Sales for the three and six months ended June 30, 2001 increased $1.0 million (10%) and $60,000 (less than 1%) as compared to the same periods in 2000. Consolidated gross margin on sales for the six months ended June 30, 2001 was 32.5% compared to 31.0% for the same period in 2000. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. Looking forward, in a slowing economy, the Company would anticipate fewer sales opportunities for the remainder of 2001 as companies, in an effort to conserve capital, are less likely to purchase modular and electronics equipment.

         Enviroplex's backlog of orders as of June 30, 2001 and 2000 was $11.8 million and $12.3 million, respectively. Backlog is not significant in MMMC's modular business or in RenTelco's electronics business.

         Selling and administrative expenses for the three and six months ended June 30, 2001 increased $892,000 (19%) and $2.0 million (21%) over the comparative periods in 2000. The six-month increase is primarily due to higher personnel and benefit costs of $777,000, increased web development and maintenance costs of $413,000, higher bad debt expense of $196,000 and increased consultant fees related to legal, accounting, and investor relations of $198,000.

         Interest expense for the three and six months ended June 30, 2001 decreased $307,000 (14%) and $107,000 (3%) over the 2000 comparative periods as a result of lower average interest rates despite higher average borrowing level in 2001. The higher debt levels funded part of the Company's capital expenditures, payment of dividends and repurchases of common stock.

         Income before provision for taxes for the three months ended June 30, 2001 increased $2.3 million (21%) while net income increased $1.2 million (19%) to $7.6 million with earnings per diluted share increasing 19% from $0.52 per share in 2000 to $0.62 per share in 2001. Income before provision for taxes for the six months ended June 30, 2001 increased $4.0 million (20%) while net income increased $2.2 million (18%) to $14.3 million with earnings per diluted share increasing 20% from $0.97 per share in 2000 to $1.16 per share in 2001.


LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company's operations produced a positive cash flow from operations for the six months ended June 30, 2001 of $31.4 million as compared to $21.9 million for the year earlier period primarily due to the reduction in the accounts receivable. During 2001, the primary uses of cash have been to purchase of $31.4 million of additional rental equipment to satisfy customer requirements, other capital expenditures of $891,000, payment of dividends of $3.6 million to the Company's shareholders, and debt reduction of $4.4 million.

        The Company had total liabilities to equity ratios of 2.04 to 1 and 2.28 to 1 as of June 30, 2001 and December 31, 2000, respectively. The debt (notes payable) to equity ratios were 1.02 to 1 and 1.16 to 1 as of June 30, 2001 and December 31, 2000, respectively. Both ratios have decreased since December 31, 2000 as a result of earnings and debt reduction.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During 2001, no shares have been repurchased. As of August 8, 2001, 805,800 shares remain authorized for repurchase.

        The Company believes that its needs for working capital and capital expenditures through 2001 and beyond will be adequately met by cash flow and bank borrowings.


MARKET RISK

         The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of June 30, 2001, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On June 5, 2001 McGrath RentCorp announced the settlement of a lawsuit alleging a failure to warn about certain chemicals associated with building materials used in portable classrooms in California. The lawsuit was filed by As You Sow, a corporation that has served as a plaintiff in numerous lawsuits alleging similar failures to warn. The Company and its subsidiary Enviroplex, Inc. were two of nineteen named defendants, all of whom are involved in the portable classroom industry in the State of California. The parties reached an accord whereby the settling defendants agreed to begin using alternative buildings materials, including certain engineered wood products, adhesives, caulks, tapes, mastics and glues, and to provide ventilation in the sub-roof areas on all products ordered for manufacture after July 1, 2001. In addition, the settling defendants agreed to issue certain advisories regarding the availability of alternative materials and the advisability of airing out certain types of carpeting upon installation. In refurbishing units, to the extent such materials are needed, settling defendants will use those alternative building materials and install sub-roof ventilation as appropriate. Defendants agreed to pay $150,000 to As You Sow to be used for grant-making purposes in reducing exposures to chemicals, and to increase consumer, worker and community awareness of the health hazards posed by chemicals. Defendants also agreed to pay As You Sow's fees and costs in bringing the action.


ITEM 3.  OTHER INFORMATION

        On May 30, 2001, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        NUMBER    DESCRIPTION                                METHOD OF FILING
        ------    -----------                                ----------------
          4.1     Amended and Restated Credit Agreement      Filed herewith.
          4.2     $5,000,000 Committed Credit Facility       Filed herewith.

(b)     Reports on Form 8-K.

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


        Date August 8, 2001           MCGRATH RENTCORP



                                      By:  /s/  Thomas J. Sauer
                                          --------------------------------------
                                      Thomas J. Sauer
                                      Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)

                                 EXHIBIT INDEX



NUMBER       DESCRIPTION                                  METHOD OF FILING
------       -----------                                  ----------------
  4.1        Amended and Restated Credit Agreement        Filed herewith.
  4.2        $5,000,000 Committed Credit Facility         Filed herewith.