Form 10-Q
period 2001-09-30
MCGRATH RENTCORP
filed 2001-11-09
CIK 752714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

              ----------------------------------------------------

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


        At November 8, 2001, 12,315,874 shares of Registrant's Common Stock were outstanding.

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MCGRATH RENTCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                       ---------------------     ---------------------
(in thousands, except per share amounts)                 2001         2000         2001         2000
------------------------------------------------------------------------------------------------------
REVENUES

   Rental                                              $ 25,100     $ 24,876     $ 76,975     $ 69,104
   Rental Related Services                                5,051        6,694       13,546       13,990
                                                       --------     --------     --------     --------
     Rental Operations                                   30,151       31,570       90,521       83,094
   Sales                                                 11,895       22,830       28,963       39,838
   Other                                                    360          243          941          723
                                                       --------     --------     --------     --------
            Total Revenues                               42,406       54,643      120,425      123,655
                                                       --------     --------     --------     --------

COSTS AND EXPENSES

   Direct Costs of Rental Operations

     Depreciation                                         7,133        6,111       20,295       17,212
     Rental Related Services                              2,871        3,712        8,241        7,768
     Other                                                4,742        4,882       13,204       13,369
                                                       --------     --------     --------     --------
           Total Direct Costs of Rental Operations       14,746       14,705       41,740       38,349
   Costs of Sales                                         8,207       16,260       19,726       27,996
                                                       --------     --------     --------     --------
            Total Costs                                  22,953       30,965       61,466       66,345
                                                       --------     --------     --------     --------
              Gross Margin                               19,453       23,678       58,959       57,310
   Selling and Administrative                             5,599        5,540       17,075       15,022
                                                       --------     --------     --------     --------
     Income from Operations                              13,854       18,138       41,884       42,288
   Interest                                               1,748        2,361        5,745        6,465
                                                       --------     --------     --------     --------
     Income Before Provision for Income Taxes            12,106       15,777       36,139       35,823
   Provision for Income Taxes                             4,818        6,153       14,383       13,971
                                                       --------     --------     --------     --------
     Income Before Minority Interest                      7,288        9,624       21,756       21,852
   Minority Interest in Income of Subsidiary                124          580          342          716
                                                       --------     --------     --------     --------
   Net Income                                          $  7,164     $  9,044     $ 21,414     $ 21,136
                                                       ========     ========     ========     ========

Earnings Per Share:
   Basic                                               $   0.58     $   0.73     $   1.76     $   1.71
   Diluted                                             $   0.58     $   0.73     $   1.73     $   1.70
Shares Used in Per Share Calculation:
   Basic                                                 12,280       12,308       12,202       12,371
   Diluted                                               12,456       12,402       12,376       12,463

------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                             SEPTEMBER 30,       DECEMBER 31,
                                                             -------------       ------------
(in thousands)                                                   2001               2000
---------------------------------------------------------------------------------------------
ASSETS

Cash                                                           $     464          $     643
Accounts Receivable, less allowance for doubtful
   accounts of $1,000 in 2001 and $650 in 2000                    45,870             45,687

Rental Equipment, at cost:
   Relocatable Modular Offices                                   279,002            261,081
   Electronic Test Instruments                                    99,534             92,404
                                                               ---------          ---------
                                                                 378,536            353,485
   Less Accumulated Depreciation                                (118,580)          (106,083)
                                                               ---------          ---------
   Rental Equipment, net                                         259,956            247,402
                                                               ---------          ---------

Land, at cost                                                     19,303             19,303
Buildings, Land Improvements, Equipment and Furniture,
   at cost, less accumulated depreciation of $8,414
   in 2001 and $6,815 in 2000                                     33,077             33,233
Prepaid Expenses and Other Assets                                 12,766             10,978
                                                               ---------          ---------
           Total Assets                                        $ 371,436          $ 357,246
                                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Notes Payable                                               $ 116,100          $ 126,876
   Accounts Payable and Accrued Liabilities                       33,043             37,012
   Deferred Income                                                23,273             19,241
   Minority Interest in Subsidiary                                 2,805              3,506
   Deferred Income Taxes                                          68,864             61,653
                                                               ---------          ---------
           Total Liabilities                                     244,085            248,288
                                                               ---------          ---------

Shareholders' Equity:
   Common Stock, no par value -
     Authorized -- 40,000 shares
     Outstanding --  12,311 shares in 2001 and
           12,125 shares in 2000                                  11,833              8,971
   Retained Earnings                                             115,518             99,987
                                                               ---------          ---------
           Total Shareholders' Equity                            127,351            108,958
                                                               ---------          ---------
           Total Liabilities and Shareholders' Equity          $ 371,436          $ 357,246
                                                               =========          =========

---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ------------------------------
(in thousands)                                                                        2001              2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                                                       $ 21,414          $ 21,136
   Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
      Depreciation and Amortization                                                   21,962            18,574
      Impairment Loss Related to Rental Equipment                                         --               980
      Gain on Sale of Rental Equipment                                                (4,977)           (4,779)
      Change In:
        Accounts Receivable                                                             (183)          (17,552)
        Prepaid Expenses and Other Assets                                               (769)           (1,258)
        Accounts Payable and Accrued Liabilities                                      (3,899)           10,392
        Deferred Income                                                                4,032             3,996
        Deferred Income Taxes                                                          7,211             4,279
                                                                                    --------          --------
           Net Cash Provided by Operating Activities                                  44,791            35,768
                                                                                    --------          --------

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of Rental Equipment                                                      (41,496)          (52,377)
   Purchase of  Land, Buildings, Land Improvements, Equipment and Furniture           (1,511)           (2,656)
   Proceeds from Sale of Rental Equipment                                             13,624            12,871
                                                                                    --------          --------
           Net Cash Used in Investing Activities                                     (29,383)          (42,162)
                                                                                    --------          --------

CASH FLOW FROM FINANCING ACTIVITIES:

   Net Borrowings (Payments) Under Notes Payable                                     (10,776)           17,100
   Net Proceeds from the Exercise of Stock Options                                       801                75
   Repurchase of Common Stock                                                             --            (4,379)
   Payment of Dividends                                                               (5,612)           (4,951)
                                                                                    --------          --------
           Net Cash Provided by (Used in) Financing Activities                       (15,587)            7,845
                                                                                    --------          --------

           Net Increase (Decrease) in Cash                                              (179)            1,451
Cash Balance, Beginning of Period                                                        643               490
                                                                                    --------          --------
Cash Balance, End of Period                                                         $    464          $  1,941
                                                                                    ========          ========

Interest Paid During the Period                                                     $  6,721          $  6,910
                                                                                    ========          ========
Income Taxes Paid During the Period                                                 $  7,208          $  9,692
                                                                                    ========          ========
Dividends Declared but not yet Paid                                                 $  1,970          $  1,723
                                                                                    ========          ========
Stock Issued for Equity in Subsidiary                                               $  2,061          $     --
                                                                                    ========          ========

----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                MCGRATH RENTCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1.   CONSOLIDATED FINANCIAL INFORMATION

        The consolidated financial information for the nine months ended September 30, 2001 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the "Company") have been made. The consolidated results of the nine months ended September 30, 2001 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2. ACCOUNTING FOR DERIVATIVES

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company is not a party to any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Company's financial position or result of operations.

NOTE 3. NOTES PAYABLE

        In June 2001, the Company amended its unsecured line of credit agreement (the "Agreement") with its banks that extended the expiration date of the Agreement to June 30, 2004. The Agreement allows the Company to borrow $120.0 million of which $84.1 million was outstanding as of September 30, 2001. The Agreement requires the Company to pay interest at prime or, at the Company's election, at another rate option available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders' equity of not less than $100.0 million plus 50% of all net income generated subsequent to June 30, 2001 plus 90% of any new stock issuance proceeds, (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year's principal payments plus the most recent twelve months of interest expense) of not less than 1.15 to 1.

        In addition to the $120.0 million unsecured line of credit, the Company entered into a new $5.0 million credit facility in June 2001 (at prime rate) related to its cash management services which expires June 30, 2004. No amounts were outstanding at September 30, 2001.

NOTE 4. RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 5. STOCK EXCHANGE

        In July 2001, the Company entered into a Stock Exchange Agreement with the minority shareholders of Enviroplex to increase its ownership in Enviroplex from 73.2% to 80.7%. The Company exchanged 85,366 shares of its common stock for 7.5% of Enviroplex. The transaction resulted in goodwill of $1.0 million and other intangible assets of $0.1 million, which are included in Prepaid and Other Assets. Goodwill has been accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets". As such the goodwill is not being amortized and will be evaluated for impairment annually. Except as noted above the Company does not have any goodwill or other intangible assets.

NOTE 6. BUSINESS SEGMENTS

        The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company's latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2001 and 2000 for the Company's reportable segments is shown in the following table:

---------------------------------------------------------------------------------------------------------------
(in thousands)                               MODULARS(1)      ELECTRONICS(2)       ENVIROPLEX      CONSOLIDATED
                                             -----------      --------------       ----------      ------------
NINE MONTHS ENDED SEPTEMBER 30,
2001

Rental Revenues                              $  46,834          $  30,141          $      --          $  76,975
Rental Related Services Revenues                12,998                548                 --             13,546
Sales and Other Revenues                        12,953              6,826             10,125             29,904
Total Revenues                                  72,785             37,515             10,125            120,425
Depreciation on Rental Equipment                 9,976             10,319                 --             20,295
Interest Expense                                 4,280              1,736               (271)             5,745
Income before Income Taxes                      20,234             14,115              1,790             36,139
Rental Equipment Acquisitions                   25,804             15,692                 --             41,496
Accounts Receivable, net (period end)           30,190             11,144              4,536             45,870
Rental Equipment, at cost (period end)         279,002             99,534                 --            378,536
Utilization (Period end)(3)                       86.2%              44.2%
Average Utilization(3)                            85.3%              53.6%

2000

Rental Revenues                              $  41,843          $  27,261          $      --          $  69,104
Rental Related Services Revenues                13,474                516                 --             13,990
Sales and Other Revenues                        17,287              7,449             15,825             40,561
Total Revenues                                  72,604             35,226             15,825            123,655
Depreciation on Rental Equipment                 9,090              8,122                 --             17,212
Interest Expense                                 4,941              1,761               (237)             6,465
Income before Income Taxes                      17,648             14,295              3,880             35,823
Rental Equipment Acquisitions                   30,226             22,151                 --             52,377
Accounts Receivable, net (period end)           23,942             11,624              7,082             42,648
Rental Equipment, at cost (period end)         259,437             86,813                 --            346,250
Utilization (Period end)(3)                       83.7%              65.1%
Average Utilization(3)                            81.7%              60.7%
---------------------------------------------------------------------------------------------------------------

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

        Rental revenues for the three and nine months ended September 30, 2001 increased $0.2 million (less than 1%) and $7.9 million (11%) over the comparative periods in 2000. Mobile Modular Management Corporation ("MMMC") contributed $5.0 million and RenTelco contributed $2.9 million of the nine-month increase. MMMC's rental revenues increased as a result of strong classroom demand in California. For the nine months ending September 30, 2001, an average of $28.0 million more modular equipment was on rent compared to a year earlier with the average monthly yield for modular equipment increasing from 1.98% in 2000 to 2.02% in 2001. At September 30, 2001, modular utilization, excluding new equipment inventory, was 86.2% and average utilization for the nine months ended September 30, 2001 and 2000 was 85.3% and 81.7%, respectively. RenTelco's rental revenue decreased 14% from the third quarter of 2000 and declined 13% from second quarter of 2001 levels, reflecting continued broad-based weakness in the telecommunications industry. For the nine months ending September 30, 2001, an average of $4.2 million more electronics equipment was on rent compared to a year earlier period, but with the average monthly yield for electronics equipment decreasing from 3.82% in 2000 to 3.43% in 2001. At September 30, 2001, electronics utilization was 44.2% compared to 65.1% a year earlier and average utilization for the nine months ended September 30, 2001 and 2000 was 53.6% and 60.7%, respectively.

        Depreciation on rental equipment for the three and nine months ended September 30, 2001 increased $1.0 million (17%) and $3.1 million (18%) over the comparative periods in 2000 due to higher amounts of rental equipment. For the nine months ended September 30, 2001, average modular rental equipment, at cost, increased $21.9 million (9%) and average electronics rental equipment, at cost, increased $18.3 million (23%) over the 2000 comparative period. Other direct costs of rental operations for the three and nine months ended September 30, 2001 declined slightly from both comparative periods in 2000. These declines are due to impairment write-offs in 2000 for rental equipment beyond economic repair that have not reoccurred in 2001, offset by increased modular repair and maintenance costs. Consolidated gross margin on rents for the three month period ending September 30, 2001 declined 6% from 55.8% in 2000 to 52.7% in 2001 primarily due to RenTelco's 14% decline in rental revenues combined with increased depreciation expense as a result of higher equipment levels in 2001. Consolidated gross margin on rents for the nine-month comparative period improved slightly from 55.8% to 56.5%.

        Rental related services revenues for the three and nine months ended September 30, 2001 decreased $1.6 million (25%) and $0.4 million (3%) over the comparative periods in 2000 due to fewer significant site-related projects in the current quarter's modular rental activity. Gross margin on rental related services for the nine-month period decreased from 44.5% in 2000 to 39.2% in 2001.

         Sales for the three and nine months ended September 30, 2001 decreased $10.9 million (48%) and $10.9 million (27%) as a result of the lower sales volume by both MMMC and Enviroplex. For the comparative nine-month period, sales revenues for MMMC declined from $17.0 million in 2000 to $12.5 million in 2001 due to several significant sales occurring in 2000. Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer demands, requirements and funding. For the comparative nine-month period, sales revenues for Enviroplex have declined from $15.8 million in 2000 to $10.1 million in 2001 primarily due to project completion delays combined with lower order volume. Consolidated gross margin on sales for the nine months ended September 30, 2001 improved to 31.9% compared to 29.7% for the same period in 2000.

        Enviroplex's backlog of orders as of September 30, 2001 and 2000 was $8.6 million and $1.9 million, respectively. Backlog is not significant in MMMC's modular business or in RenTelco's electronics business.

        Selling and administrative expenses for the three and nine months ended September 30, 2001 increased $59,000 (1%) and $2.1 million (14%) over the comparative periods in 2000. The nine-month increase is primarily due to increased web development and maintenance costs of $694,000, higher bad debt expense of $647,000, increased depreciation expense of $305,000 and increased consultant fees related to legal, accounting, and investor relations of $207,000.

        Interest expense for the three and nine months ended September 30, 2001 decreased $613,000 (26%) and $720,000 (11%) over the 2000 comparative periods primarily due to lower average interest rates for 2001 as compared to 2000.

        Income before provision for taxes for the three months ended September 30, 2001 decreased $3.7 million (23%) while net income decreased $1.9 million (21%) to $7.2 million with earnings per diluted share decreasing 21% from $0.73 per share in 2000 to $0.58 per share in 2001. Income before provision for taxes for the nine months ended September 30, 2001 increased $0.3 million (1%) while net income increased $0.3 million (1%) to $21.4 million with earnings per diluted share increasing 2% from $1.70 per share in 2000 to $1.73 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

        The Company's cash flow from operations plus the proceeds from the sale of rental equipment increased $9.8 million (20%) for the nine months ended September 30, 2001 from $48.6 million in 2000 to $58.4 million in 2001. The total cash available for the nine-month period increased as a result of increased earnings exclusive of depreciation and amortization expense of $3.7 million, the net change in the accounts receivable and accounts payable of $3.1 million, and the extension of an estimated tax payment of $2.4 million by the IRS. During 2001, the primary uses of cash have been to purchase $41.5 million of additional rental equipment to satisfy customer requirements, payment of dividends of $5.6 million to the Company's shareholders, and debt reduction of $10.8 million.

        The Company had total liabilities to equity ratios of 1.92 and 2.28 to 1 as of September 30, 2001 and December 31, 2000, respectively. The debt (notes payable) to equity ratios were 0.91 to 1 and 1.16 to 1 as of September 30, 2001 and December 31, 2000, respectively. Both ratios have decreased since December 31, 2000 as a result of earnings and debt reduction.

        The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During 2001, no shares have been repurchased. As of November 8, 2001, 805,800 shares remain authorized for repurchase.

        The Company believes that its needs for working capital and capital expenditures through 2001 and beyond will be adequately met by cash flow and bank borrowings.

MARKET RISK

        The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of September 30, 2001, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 3. OTHER INFORMATION

        On August 23, 2001, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                None

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

        Date: November 8, 2001              MCGRATH RENTCORP



                                            By:  /s/  Thomas J. Sauer
                                               ---------------------------------
                                            Thomas J. Sauer
                                            Vice President and Chief Financial
                                            Officer
                                            (Chief Accounting Officer)