Form 10-K
period 2001-12-31
MCGRATH RENTCORP
filed 2002-03-19
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-13292

McGrath Rentcorp

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94550

(Address of principal executive offices)

Registrant’s telephone number: (925) 606-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      State the aggregate market value of voting stock, held by nonaffiliates of the registrant: $274,289,807 as of March 15, 2002.

      At March 15, 2002, 12,455,859 shares of Registrant’s Common Stock were outstanding.

      Exhibit index appears on page 50

PART I

Item 1.     Business

General

      McGrath RentCorp (the “Company”) is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. The Company’s corporate offices are located in Livermore, California. In addition, branch operations for both rental divisions are conducted from this facility.

      MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the modulars from various manufacturers who build them to MMMC’s design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC’s primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer demands and requirements.

      The educational market is the largest segment of the modular business. MMMC provides classroom and specialty space needs serving schools from pre-school to post secondary grade levels. Fueled by increasing student population, insufficient funding for new school construction and aging school facilities, demand continues to be very strong in California. Within the educational market, rentals and sales to California public school districts by MMMC represent a significant portion of MMMC’s total revenues.

      RenTelco rents and sells electronic test equipment nationally from two locations. The Plano, Texas location houses the Company’s communications and fiber optic test equipment inventory, calibration laboratory and eastern U.S. sales engineer and operations staffs. The Livermore, California location houses the Company’s general-purpose test equipment inventory, calibration laboratory and western U.S. sales engineer and operations staffs.

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

      Engineers, scientists and technicians utilize general-purpose test equipment in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. Agilent (formerly Hewlett Packard), Tektronix and Acterna manufacture the majority of the Company’s general-purpose equipment.

      McGrath RentCorp owns 81% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California. Since inception, McGrath RentCorp has assisted Enviroplex in a variety of corporate functions such as accounting, human resources, facility improvements and insurance. McGrath RentCorp has not purchased significant quantities of manufactured product from Enviroplex. Enviroplex sales revenues were $15.0 million, $17.0 million and $11.2 million in 2001, 2000 and 1999, respectively.

      The rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to California public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) are a significant portion of the Company’s revenues. The business from this market segment comprised approximately 34%, 35% and 34%, of the Company’s consolidated rental and sales revenues for 2001, 2000 and 1999, respectively.

      Please see Note 8 to the Consolidated Financial Statements on page 37 for more information on the Company’s business segments.

      The Company has 418 employees, of whom 48 are primarily administrative and executive personnel, and the remaining 370 are engaged in manufacturing or rental operations. Unions represent none of these employees. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems, which results in the efficient use of overhead. Each product line has its own sales and technical personnel.

      No single customer has accounted for more than 10% of the Company’s total revenues generated in any given year. The Company’s business is not seasonal, except for the rental and sale of classrooms, which is heaviest in the several months prior to the opening of school each fall.

      The Company operates with a marketing sense throughout. The Company is constantly searching for ways to streamline its service and to raise the quality of each relocatable office, classroom or instrument it rents, sells or manufactures. The Company not only rents, sells and manufactures products, it sells an old-fashioned idea: Paying attention to our customers pays off.

      The Company’s common stock is traded on the NASDAQ National Market System under the symbol “MGRC.”

      On December 20, 2001, the Company entered into a merger agreement with a subsidiary of Tyco International Ltd. See “Merger Agreement with Tyco” on page 9.

      This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. None of the principal suppliers are affiliated with the Company. During 2001, the Company purchased 34% of its modular product from one manufacturer with multiple operations in several states. The Company believes that the loss of its primary manufacturer of modulars would not have a material adverse effect on its operations, however the Company could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

      The modular product is manufactured to state building codes, has a low risk of obsolescence, and can be modified or reconfigured to accommodate a wide variety of customer needs. MMMC proactively manages its rental equipment and believes this insures the continued use of the modular product over its long life and, when sold, generates high sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. Making these expenditures for repair and maintenance throughout the equipment’s life results in older equipment renting for similar rates as newer equipment. MMMC believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold in the ordinary course of business has been on average 10 years old with sale proceeds averaging better than 95% of the equipment’s capitalized cost.

Marketing

      The Company’s largest single demand is for temporary classroom and other educational space needs of public and private schools, colleges and universities. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and, several years ago, class size reduction (see “Classroom Rentals and Sales” below). Other customer use applications include sales offices, construction field offices, health care facilities, sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operations space needs. The modular product offers customers quick, cost-effective space solutions while conserving their capital. The Company’s branch and corporate offices, with the exception of RenTelco’s Plano facility and Enviroplex’s facility, are housed in various sizes of modulars.

      Since most of MMMC’s customer requirements are to fill temporary space needs, the Company’s marketing emphasis is on rentals rather than sales. MMMC attracts customers through its dynamic web site at www.mobilemodularrents.com, and extensive yellow page advertising, telemarketing and direct mail. Customers are encouraged to visit an inventory center to view different models on display and to see a branch office, which itself is a working example of a modular application.

      Because service is a major competitive factor in the rental of modulars, MMMC offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, in-house customization services, rapid delivery, timely installation and maintenance of its units. Customers are able to view and select inventory for quote on MMMC’s website.

Rentals

      Rental periods range from one month to ten years with a typical rental period of eighteen months. Most rental agreements provide no purchase options; and when a rental agreement does provide the customer with a purchase option, it is generally on terms attractive to MMMC.

      The customer is responsible for obtaining the necessary use permits and the costs of insuring the unit, transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return delivery of the unit to one of MMMC’s three inventory centers, and certain costs for customization. MMMC maintains the units in good working condition while on rent. Upon return, the units are inspected for damage and customers are billed for items considered beyond normal wear and tear. Generally, the units are then repaired for subsequent use. Repair and maintenance costs are expensed as incurred and can include floor tile repairs, roof maintenance, cleaning, painting and other cosmetic repairs. The costs of major refurbishment of equipment are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.

      At December 31, 2001, MMMC had 18,554 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $281.2 million or an average cost per unit of $15,200. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2001, fleet utilization was 86.2% and average fleet utilization during 2001 was 85.4%.

Sales

      In addition to operating its rental fleet, MMMC sells modulars to customers. These sales arise out of its marketing efforts for the rental fleet. Such sales can be of either new units or used units from the rental fleet, which permits an orderly turnover of older units. During 2001, MMMC’s largest sale of modulars was for new classrooms to a school district for approximately $0.6 million. This sale represented approximately 4% of MMMC’s sales, 2% of the Company’s consolidated sales, and less than 1% of the Company’s consolidated revenues.

      MMMC provides limited 90-day warranties on used modulars and passes through manufacturers’ one-year warranty on new units. Warranty costs have not been significant to MMMC’s operations to date, and MMMC attributes this to its commitment to high quality standards and regular maintenance programs.

      In addition to MMMC’s sales, the Company’s subsidiary, Enviroplex, manufactures and sells portable classrooms to school districts in California (see “Classroom Sales by Enviroplex” below).

Competition

      This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “General” above for cautionary information with respect to such forward-looking statements.

      Management estimates the business of renting relocatable modular offices is an industry that today has equipment on rent or available for rent in the United States with an aggregate original cost in excess of 4.0 billion dollars. Competition in the rental and sale of relocatable modular offices is intense. Two national firms are engaged in the rental of modulars, have many offices throughout the country and may have substantially greater financial resources than MMMC. Several hundred other companies are estimated to operate regionally throughout the country. MMMC operates primarily in California and Texas. Significant competitive factors in the rental business include availability, price, services, reliability, appearance and functionality of the product. MMMC markets high quality, well constructed and attractive modulars. MMMC believes that part of the strategy for modulars should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. The Company is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of its units. The efficiency and responsiveness continues to be enhanced by the Company’s computer based relational database programs that control its internal operations. MMMC anticipates strong competition in the future and believes its process of improvement is ongoing.

Classroom Sales by Enviroplex

      This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “General” above for cautionary information with respect to such forward-looking statements.

      Enviroplex manufactures moment-resistant, rigid steel framed portable classrooms built to the requirements of the DSA and sells directly to California public school districts. The moment-resistant, rigid steel-framed classroom is engineered to have the structural columns support the weight of the building. This offers the customer greater design flexibility as to overall classroom size and the placement of doors and windows. Enviroplex fabricates most of the structural steel component parts using only mill certified sheet steel. Enviroplex’s standard designs have been engineered for strength and durability using lighter weight steel. Customers are offered a wide variety of DSA pre-approved classroom sizes and features with market established pricing, saving them valuable time on their classroom project. Customization features include restrooms, computer lab setups, interior offices, cabinetwork and kitchen facilities.

      During 2001, Enviroplex’s largest sale was for $2.2 million of new classrooms to a school district. This sale represented 15% of Enviroplex’s sales, 6% of the Company’s consolidated sales and less than 2% of the Company’s consolidated revenues. All of Enviroplex’s sales occur in California, with most sales occurring directly with California public school districts.

      Since Enviroplex’s customers are predominantly California public school districts, Enviroplex markets directly to these schools through telemarketing, targeted mailings and participation in the annual CASH (Coalition for Adequate School Housing) tradeshow. Enviroplex also attracts customers through its website at www.enviroplexinc.com where customers are able to view a variety of DSA approved floor plans. Customers are encouraged to tour the manufacturing facility to experience the production process and examine the quality product built.

      Competition in the manufacture of DSA classrooms is broad, intense, and highly competitive. Several manufacturers have greater capacity for production and have been in business longer than Enviroplex. Larger manufacturers with greater capacity have a larger appetite for the standard classroom while Enviroplex caters to schools’ requirements for more customized classrooms. The remaining manufacturers are of a similar size or smaller and do not have the production capacity nor the financial resources of Enviroplex.

      Enviroplex manufactures solid, attractive classrooms. Through value engineering, Enviroplex has simplified its manufacturing process by changing materials, determining which components are made in-house versus purchased, reducing the number of components and increasing the production efficiency at an overall lower cost without sacrificing quality. Enviroplex’s strategy is to improve the quality and flexibility of its product. Enviroplex understands that its customers want more than a quality classroom, competitively priced and delivered on time, and believes its niche is providing customers with choices in design flexibility and customization. Management believes this strategy gives Enviroplex a competitive edge.

      Enviroplex provides a one-year warranty on equipment manufactured. Warranty costs have not been significant to Enviroplex’s operations to date that can be attributed to Enviroplex’s dedication to manufacturing and delivering a quality, problem-free product.

      Enviroplex purchases raw materials from a variety of suppliers. Each component part has multiple suppliers. Enviroplex believes the loss of any one of these suppliers would not have a material adverse affect on its operations.

Classroom Rentals and Sales to California Public Schools (K-12)

      The rental and sales of modulars to California public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. The following table shows the approximate percentages these schools are of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years:

     California Public Schools (K-12) as a Percentage of Rental and Sales Revenues

Percentage of:	2001	2000	1999	1998	1997

Modular Rental Revenues	49%	47%	48%	44%	45%
Modular Sales Revenues	54%	61%	52%	78%	74%
Consolidated Rental and Sales Revenues	34%	35%	34%	45%	52%

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

Legislation

      In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the DSA. However, school districts may rent classrooms that meet either the Department of Housing (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988 the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000.

      In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. School districts have until August 31, 2002 to make the necessary modifications to extend their usage of these buildings. To the extent that school districts elect not to proceed with retrofitting these existing buildings on rent and return the equipment, rental income levels could be impacted negatively. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. At December 31, 2001, the net book value of DOH classrooms represented less than 2.6% of the net book value of modular rental equipment and less than 1.5% of the total assets of the Company, and the utilization of these DOH classrooms was at 85.1%.

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS

Description

      The Company’s communications and fiber optics rental inventory includes fiber, telecom, SONET, ATM, broadcast, copper, line simulator, microwave, network and transmission test equipment. The general-purpose inventory includes oscilloscopes, amplifiers, spectrum, network and logic analyzers, and CATV, component measurement, industrial, signal source, microprocessor development and power source test equipment. The Company also rents electronic instruments from other rental companies and re-rents the instruments to customers.

      At December 31, 2001, the Company had an aggregate cost of electronics rental inventory and accessories of $95.4 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. During 2001, utilization trended down from 63.5% as of December 31, 2000 to 34.4% as of December 31, 2001 reflecting broad-based weakness in the telecommunications industry. Average utilization during 2001 was 50.4%. Generally, the Company targets utilization levels in a range between 50% and 55%. The Company rents electronic equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3.0% to 10.0% of the current manufacturers’ list price. The Company depreciates its equipment over 5 to 8 years.

      The Company endeavors to keep its equipment fresh and attempts to sell equipment so that the majority of the inventory is less than five years old. The Company generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. In 2001, approximately 19% of the electronics revenues were derived from sales. The largest electronics sale during

2001 represented 3% of electronics sales and less than 1% of the Company’s consolidated sales and consolidated revenues.

Market

      The business of renting electronic test and measurement instruments is an industry which today has equipment on rent or available for rent in the United States with an aggregate original cost in excess of a half billion dollars. While there is a broad customer base for the rental of such instruments, most rentals are to electronics, communications, network systems, electrical contractor, installer contractor, industrial, research and aerospace companies.

      The Company markets its electronic equipment throughout the United States. RenTelco attracts customers through its dynamic web site at www.rentelco.com, an extensive telemarketing program, trade show participation and direct mail campaigns.

      The Company believes that customers rent electronic test and measurement instruments for many reasons. Customers frequently need equipment for short-term projects, for backup to avoid costly downtime and to evaluate new products. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. The Company also believes that a substantial portion of electronic test and measurement instruments is used for research and development projects where the relative certainty of rental costs can facilitate cost control and be useful in bidding for government contracts. Finally, as is true with the rental of any equipment, renting rather than purchasing may better satisfy the customer’s budgetary constraints.

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

Product Highlights

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollar amounts in thousands)
Relocatable Modular Offices
(operating under MMMC and Enviroplex)
Revenues
Rental	$63,542	$56,779	$51,622	$47,957	$41,514
Rental Related Services	17,117	16,462	12,542	11,007	9,898

Total Modular Rental Operations	80,659	73,241	64,164	58,964	51,412

Sales — MMMC	15,758	23,831	16,100	23,171	33,522
Sales — Enviroplex	14,993	16,992	11,150	20,672	21,287

Total Modular Sales	30,751	40,823	27,250	43,843	54,809

Other	644	423	500	448	656

Total Modular Revenues	$112,054	$114,487	$91,914	$103,255	$106,877

Percentage of Rental Revenues	63.1%	59.8%	65.5%	66.6%	67.3%
Percentage of Total Revenues	70.3%	69.7%	70.7%	76.2%	79.2%
Rental Equipment, at cost (year-end)	$281,203	$261,081	$238,449	$216,444	$196,133
Rental Equipment, net book value (year-end)	$197,764	$187,059	$171,166	$156,790	$142,816
Number of Units (year-end)	18,554	17,555	16,230	15,139	14,240
Utilization (year-end)(1)	86.2%	84.9%	80.2%	83.0%	83.0%
Average Utilization(1)	85.4%	82.3%	81.6%	83.1%	81.6%
Average Rental Equipment, at cost(2)	$272,339	$238,408	$213,571	$186,865	$161,821
Annual Yield on Average Rental Equipment, at cost	23.3%	23.8%	24.2%	25.7%	25.7%
Gross Margin on Rental Revenues	55.2%	50.2%	55.3%	56.2%	59.0%
Gross Margin on Sales	30.9%	28.0%	29.5%	30.8%	31.2%
Electronic Test and Measurement Instruments
(operating under RenTelco)
Revenues
Rental	$37,180	$38,152	$27,132	$24,010	$20,174
Rental Related Services	710	723	501	521	380

Total Electronics Rental Operations	37,890	38,875	27,633	24,531	20,554
Sales	8,784	10,201	9,789	7,201	7,212
Other	666	595	626	441	333

Total Electronics Revenues	$47,340	$49,671	$38,048	$32,173	$28,099

Percentage of Rental Revenues	36.9%	40.2%	34.5%	33.4%	32.7%
Percentage of Total Revenues	29.7%	30.3%	29.3%	23.8%	20.8%
Rental Equipment, at cost (year-end)	$95,419	$92,404	$72,832	$66,573	$50,351
Rental Equipment, net book value (year-end)	$57,758	$60,343	$46,012	$43,238	$31,270
Utilization (year-end)(1)	34.4%	63.5%	54.4%	51.5%	52.6%
Average Utilization(1)	50.4%	61.4%	53.8%	54.6%	54.9%
Average Rental Equipment, at cost	$97,715	$82,401	$68,420	$56,859	$46,483
Annual Yield on Average Rental Equipment, at cost	38.0%	46.3%	39.7%	42.2%	43.4%
Gross Margin on Rental Revenues	56.6%	63.8%	59.5%	61.5%	61.7%
Gross Margin on Sales	32.7%	32.6%	29.7%	32.9%	33.2%
Total Revenues	$159,394	$164,158	$129,962	$135,428	$134,976

(1)	Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average costs for the year.

(2)	Average rental equipment, at cost for modulars excludes new equipment inventory and accessory equipment.

MERGER AGREEMENT WITH TYCO

      On December 20, 2001, the Company entered into an agreement (the “Merger Agreement”) with a subsidiary of Tyco International Ltd. (“Tyco”). Under the terms of the Merger Agreement, the Company would be merged into the Tyco subsidiary, with the Tyco subsidiary continuing as the surviving corporation and as a wholly-owned subsidiary of Tyco (the “Merger”). Tyco has guaranteed (the “Guarantee”) the obligations of its subsidiary under the Merger Agreement. The Merger Agreement provides that the consideration to be paid by Tyco will be in the form of cash and Tyco common shares. The Company’s shareholders are to have the right to elect what percentage of their consideration is to be paid in cash and what percentage is to be paid in Tyco common shares, subject to the limitation that no less than 50% and no more than 75% of the aggregate consideration to be paid to all shareholders be in the form of Tyco common shares. If the Company’s shareholders in total elect to receive more cash or more Tyco common shares than these limits allow, the Company’s shareholders that elect the consideration that exceeds the relevant limit will receive a combination of cash and Tyco common shares.

      Subject to this limitation, McGrath shareholders electing to receive cash will receive $38.00 for each share of the Company’s Common Stock; shareholders electing to receive Tyco common shares will receive a fraction (the “Exchange Ratio”) of a Tyco common share, determined by dividing $38.00 by the average trading price of Tyco’s common shares for the five trading days ending on the fourth trading day prior to the date of the Company’s shareholders meeting to consider approval of the Merger. The Merger Agreement provides, however, that Tyco may terminate the agreement if its average share price is less than $45.00 at the time of the calculation of the Exchange Ratio, unless the Company agrees to a fixed Exchange Ratio of .8444 of a Tyco common share for each share of the Company’s stock, or the parties agree to some other Exchange Ratio. At the time the Merger Agreement was entered into, Tyco’s share price was $57.20 per share. As of March 15, 2002, the closing price of Tyco common shares was $33.41.

      Certain officers and directors of the Company owning approximately 24% of the outstanding shares of the Company’s Common Stock have entered into agreements (“Shareholder Agreements”) pursuant to which such shareholders agreed, among other things, to vote their shares of the Company’s Common Stock in favor of the Merger.

      The consummation of the Merger is subject to the approval of the shareholders of the Company, the receipt of necessary approvals under United States and any applicable foreign antitrust laws, and other conditions.

      On March 12, 2002, CIT Group Inc., a subsidiary of Tyco formerly known as Tyco Capital Corporation, filed a General Form for Registration of Securities on Form 10 in connection with a proposed distribution of 100% of the shares of its common stock to Tyco shareholders. CIT Group’s Form 10 states that, prior to developing its current plan to distribute the common stock of CIT Group, Tyco intended to integrate the Company’s business with CIT Group’s business. The Form 10 also states that if Tyco’s acquisition of the Company is completed pursuant to the Merger Agreement, Tyco currently would expect to retain McGrath as part of Tyco’s business.

      The Merger Agreement may be terminated by either Tyco or the Company if the Merger is not consummated by June 30, 2002. Although Tyco filed a registration statement with respect to the Merger with the SEC on January 8, 2002, the SEC has not yet declared the registration statement effective. Approval of the Company’s shareholders cannot be sought until the SEC declares the registration statement effective. If the registration statement does not become effective in time for the Company to obtain shareholder approval prior to June 30, 2002, each party may have the right to terminate the Merger Agreement. In addition, if the market price for Tyco common shares is below $45 per share, the Company may elect to not agree to a fixed Exchange Ratio and Tyco will have the right to terminate the Merger Agreement. In light of these circumstances, including Tyco’s announced intention to restructure its business and divest itself of the CIT Group, the Company believes there is no assurance that the Merger will be consummated.

      The Merger Agreement (with the Guarantee) was attached as Exhibit 99.1, and the form of Shareholder Agreement was attached as Exhibit 99.2, to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2001. The foregoing description of the Merger, the Merger Agreement, the Guarantee and the Shareholder Agreements does not purport to be a complete description and is qualified by reference to the full text of those documents attached as exhibits to the Company’s Current Report on Form 8-K.

Item 2.     Properties

      The Company currently conducts its operations from five locations. Inventory centers, at which relocatable modular offices are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston Area). These three branches conduct rental and sales operations from multi-modular offices, serving as working models of the Company’s product. Electronic test and measurement instrument rental and sales operations are conducted from the Livermore facility and from a facility in Plano, Texas (Dallas Area). The Company’s majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay Area).

      During 2000, the Company developed a 39,110 square foot office and warehouse facility on 2.6 acres of land in Plano, Texas. RenTelco relocated its operations from Richardson, Texas to the new Plano facility in September 2000 and currently occupies half of the constructed space. The Company has subleased the remaining half of the facility on a five-year lease beginning in March 2001.

      The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2001. The Company owns all properties, except as noted in footnote 4 of the Facilities table below.

     Facilities

			Square Footage

	Total Acres		Office		Warehouse		Total

Corporate Offices
Livermore, California(1)	—		9,840		—		9,840
Relocatable Modular Offices
Livermore, California(1)(2)	139.7		7,680		53,440		61,120
Mira Loma, California	78.5		7,920		45,440		53,360
Pasadena, Texas	50.0		3,868		24,000		27,868
Electronic Test and Measurement Instruments
Livermore, California(1)	—		8,400		7,920		16,320
Plano, Texas(3)	2.6		28,337	(3)	10,773		39,110
Enviroplex, Inc.
Stockton, California(4)	16.9	(4)	5,825	(4)	120,080	(4)	125,905
Other
Corona, California(5)	10.4		—		—		—
Arlington, Texas(6)	1.8		1,680		2,387		4,067

	302.9		73,550		264,040		337,590

(1)	The modular office complex in Livermore, California is 33,840 square feet and includes the Corporate offices and both modulars and electronics branch operations.

(2)	Of the 139.7 acres, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March 2008, 2.2 acres to a third party through October 2005 and 35.8 acres are undeveloped.

(3)	The office and warehouse facility was completed and occupied in October 2000. Of the 28,337 square feet of office space, 19,152 square feet was rented to a third party through February 2006.

(4)	Of the 19.9 acres, 6 acres are rented through June 2002. The leased facility includes 2,460 square feet of office space and 18,030 square feet of warehouse space.

(5)	Facility is for sale or lease.

(6)	Facility rented out to a third party on a month to month basis.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded in the NASDAQ National Market System under the symbol “MGRC”.

      The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity

	2001				2000

	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

High	$37.69	$26.70	$27.50	$22.50	$19.88	$19.88	$18.13	$17.88
Low	$20.01	$20.22	$21.63	$17.63	$15.00	$15.00	$14.00	$14.88
Close	$37.52	$21.51	$24.14	$21.88	$19.38	$19.00	$17.00	$15.88
Dividends Declared	$0.16	$0.16	$0.16	$0.16	$0.14	$0.14	$0.14	$0.14

      As of March 15, 2002, the Company’s common stock was held by approximately 95 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

      The Company has declared a quarterly dividend on its common stock every quarter since 1990. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

      Subsequent to March 15, 2002, the Company will issue an aggregate of 6,736 shares of its common stock to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, pursuant to the Company’s Long-Term Stock Bonus Plan. (See “Item 11. Executive Compensation — Long Term Stock Bonus Plans” below for description.) Under the same Plan, the Company had issued to the same two officers an aggregate of 4,948 shares of common stock in March 2001, 20,920 shares of common stock in March 2000 and 33,486 shares of common stock in March 1999. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof and Regulation 230.506.

Item 6.     Selected Financial Data

      The following table summarizes the Company’s selected financial data for the five years ended December 31, 2001 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8 below.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollar and share amounts in thousands, except per share data)
Selected Consolidated Financial Data
Operations Data
Revenues
Rental	$100,722	$94,931	$78,754	$71,967	$61,688
Rental Related Services	17,827	17,185	13,043	11,528	10,278

Rental Operations	118,549	112,116	91,797	83,495	71,966
Sales	39,535	51,024	37,039	51,044	62,021
Other	1,310	1,018	1,126	889	989

Total Revenues	159,394	164,158	129,962	135,428	134,976

Costs and Expenses
Direct Costs of Rental Operations
Depreciation	27,270	23,850	19,780	16,862	14,358
Rental Related Services	10,654	9,304	7,153	6,531	6,287
Other	17,298	18,250	14,284	13,390	10,375

Total Direct Costs of Rental Operations	55,222	51,404	41,217	36,783	31,020
Cost of Sales	27,172	36,256	26,078	35,189	42,550

Total Costs	82,394	87,660	67,295	71,972	73,570

Gross Margin	77,000	76,498	62,667	63,456	61,406
Selling and Administrative	24,955	19,982	17,103	16,220	15,957

Income from Operations	52,045	56,516	45,564	47,236	45,449
Interest	7,078	8,840	6,606	6,326	4,070

Income before Provision for Income Taxes	44,967	47,676	38,958	40,910	41,379
Provision for Income Taxes	17,807	19,762	14,874	16,010	16,323

Income before Minority Interest	27,160	27,914	24,084	24,900	25,056
Minority Interest in Income of Subsidiary	482	670	251	1,005	1,011

Income before Effect of Accounting Change	26,678	27,244	23,833	23,895	24,045
Cumulative Effect of Accounting Change, net of tax(1)	—	—	(1,367)	—	—

Net Income	$26,678	$27,244	$22,466	$23,895	$24,045

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollar and share amounts in thousands, except per share data)
Earnings Per Share:
Basic
Income before Cumulative Effect of Accounting Change	$2.18	$2.21	$1.80	$1.69	$1.60
Cumulative Effect of Accounting Change, net of tax(1)	—	—	(0.10)	—	—

Net Income	$2.18	$2.21	$1.70	$1.69	$1.60

Diluted
Income before Cumulative Effect of Accounting Change	$2.14	$2.19	$1.78	$1.67	$1.58
Cumulative Effect of Accounting Change, net of tax(1)	—	—	(0.10)	—	—

Net Income	$2.14	$2.19	$1.68	$1.67	1.58

Shares Used in Per Share Calculation:
Basic	12,232	12,334	13,235	14,163	14,982
Diluted	12,495	12,428	13,383	14,349	15,181
Cash Dividends Declared Per Common Share	$0.64	$0.56	$0.48	$0.40	$0.32
Pro Forma Amounts Assuming Change had been in effect during 1998 and 1997
Net Income	$26,678	$27,244	$23,833	$23,697	$23,816
Earnings Per Share — Basic	$2.18	$2.21	$1.80	$1.67	$1.59
Earnings Per Share — Diluted	$2.14	$2.19	$1.78	$1.65	$1.57
Balance Sheet Data (at period end)
Rental Equipment, at cost	$376,622	$353,485	$311,281	$282,987	$246,484
Rental Equipment, net	$255,522	$247,402	$217,178	$200,028	$174,086
Total Assets	$354,884	$357,246	$297,722	$278,676	$252,392
Notes Payable	$104,140	$126,876	$110,300	$97,000	$82,000
Shareholders’ Equity	$131,595	$108,958	$95,403	$105,394	$98,646
Shares Issued and Outstanding	12,335	12,125	12,546	13,970	14,522
Book Value Per Share	$10.67	$8.99	$7.60	$7.54	$6.79
Debt (Total Liabilities) to Equity	1.70	2.28	2.12	1.64	1.56
Debt (Notes Payable) to Equity	0.79	1.16	1.16	0.92	0.83
Return on Average Equity	22.0%	26.7%	22.7%	24.0%	24.5%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” below for a discussion of the change in accounting method for rental revenue recognition in response to SAB No. 101.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     General

      Revenues are derived primarily from the rental of relocatable modular offices and electronic test and measurement instruments. The Company has expanded the rental inventory of relocatable modular offices and electronic instruments. This expansion has been primarily funded through internal cash flow and conventional bank financing.

      The major portion of the Company’s revenue is derived from rental operations comprising approximately 74% of consolidated revenues in 2001 and 72% of consolidated revenues for the three years ended December 31, 2001. Over the past three years modulars comprised 68% of the cumulative rental operations, and electronics comprised 32% of the cumulative rental operations.

      Most of the Company’s leases with customers are accounted for as operating leases in accordance with Statement of Financial Standards (“SFAS”) No. 13, and as such, rental revenue is recognized on a straight-line basis over the term of the lease. Effective January 1, 1999, rental revenue is recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month billing period were recorded as deferred income (i.e. partial month billings for days beyond month end were not deferred). The new method of recognizing revenue was adopted after the Company undertook a review of its revenue recognition policies after the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” The effect is reported as a change in accounting method in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” In 1999, the cumulative effect of changing to a new method of accounting effective January 1, 1999 was to decrease net income by $1.4 million (net of taxes of $0.9 million) or $0.10 per diluted share.

      The Company sells both modular and electronic equipment that is new, previously available for rent, or manufactured by its majority owned subsidiary, Enviroplex. In the case of some modular equipment, the Company acts as a dealer of relocatable modular offices and is licensed as a dealer by governmental agencies in California and Texas. Sales and other revenues of both modular and electronic equipment have comprised approximately 26% of the Company’s consolidated revenues in 2001 and 28% of the Company’s consolidated revenues over the last three years. During these three years, modular sales and other revenues represented 77% and electronic sales represented 23%.

      The rental and sale of modulars to California public school districts is a significant part of the Company’s business. The business from this market segment comprised 34%, 35% and 34% of the Company’s consolidated rental and sales revenues for 2001, 2000 and 1999. (See “Item 1. Business — Relocatable Modular Offices — Classroom Rentals and Sales” above.)

      The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

	Percent of Revenues

					Percent Change

	Three	Year Ended December 31,
	Years				2001 over	2000 over
	2001-1999	2001	2000	1999	2000	1999

Revenues
Rental	61%	63%	58%	61%	6%	21%
Rental Related Services	11	11	10	10	4	32

Rental Operations	72	74	68	71	6	22
Sales	28	25	31	28	(23)	38
Other	nm	1	1	1	nm	nm

Total Revenues	100%	100%	100%	100%	(3)%	26%

Costs and Expenses
Direct Costs of Rental Operations Depreciation	16	17	15	15	14	21
Rental Related Services	6	7	6	6	15	30
Other	11	11	10	11	(5)	28

Total Direct Costs of Rental Operations	33	35	31	32	7	25
Cost of Sales	19	17	22	20	(25)	39

Total Costs	52	52	53	52	(6)	30

Gross Margin	48	48	47	48	1	22
Selling and Administrative	14	15	13	13	25	17

Income from Operations	34	33	34	35	(8)	24
Interest	5	5	5	5	(20)	34

Income before Provision for Income Taxes	29	28	29	30	(6)	22
Provision for Income Taxes	12	11	12	11	(10)	33

Income before Minority Interest	17	17	17	19	(3)	16
Minority Interest in Income of Subsidiary	nm	nm	nm	1	nm	nm

Income before Effect of Accounting Change	17	17	17	18	(2)	14
Cumulative Effect of Accounting Change, net of tax	nm	nm	nm	1	nm	nm
Net Income	17%	17%	17%	17%	(2)%	21%

nm = not meaningful

Fiscal Years 2001 and 2000

      This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “General” above for cautionary information with respect to such forward-looking statements.

      Rental revenues increased $5.8 million (6%) over 2000, with MMMC increasing $6.8 million and RenTelco decreasing $1.0 million. MMMC benefited from another year of strong classroom demand in California while RenTelco suffered its first year-over-year decline in rental revenues due to continued broad-based weakness in the telecommunications industry. For MMMC as of December 31, 2001, modular utilization was 86.2% and modular equipment on rent increased by $21.5 million compared to a year earlier.

Average utilization for modulars, excluding new equipment not previously rented, increased from 82.3% in 2000 to 85.4% in 2001 while the annual yield declined slightly from 23.8% to 23.3% as a result of lower rental rates due a change in the mix of business. For RenTelco, electronics utilization trended down during the year from 63.5% at December 31, 2000 to 34.4% at December 31, 2001, and electronics equipment on rent decreased by $25.7 million compared to a year earlier as demand weakened for this short-term rental product. Average utilization for electronics decreased from 61.4% in 2000 to 50.4% in 2001 with the annual yield decreasing from 46.3% in 2000 to 38.0% in 2001. Looking forward, the Company intends to proactively sell its underutilized electronics rental inventory in 2002.

      Depreciation on rental equipment in 2001 increased $3.4 million (14%) over 2000, with MMMC increasing $0.9 million and RenTelco increasing $2.5 million due to additional rental equipment purchased during 2001 and 2000. For MMMC, as rental revenues increased 12%, depreciation expense increased 8% and average modular equipment, at cost, increased 8% or $21.1 million over 2000 resulting in depreciation as a percentage of rental revenues declining slightly from 22% in 2000 to 21% in 2001. For RenTelco, as rental revenues declined 3%, depreciation expense increased 22% and average electronics equipment, at cost, increased $15.3 million (19%) over 2000 resulting in depreciation as a percentage of revenues increasing from 30% in 2000 to 37% in 2001. Other direct costs of rental operations decreased $1.0 million (5%) from 2000 primarily due to $1.9 million of impairment losses recorded in 2000 on rental equipment that was beyond economic repair (such a charge did not occur in 2001) offset by increased maintenance and repair expenses of the modular fleet. Consolidated gross margin on rents increased slightly from 55.7% in 2000 to 55.8% in 2001.

      Rental related services revenues in 2001 increased $0.6 million (4%) over 2000 as a result of a higher volume of modular equipment movements and site requirements in 2001. Gross margin on these services decreased from 45.9% in 2000 to 40.2% in 2001.

      Sales in 2001 decreased $11.5 million (23%) from 2000 primarily as a result of lower sales volume by both MMMC and Enviroplex. MMMC sales volume decreased $8.1 million due to the occurrence of several significant sales in 2000 and Enviroplex sales decreased $2.0 million due to lower order volume. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin on sales increased from 28.9% in 2000 to 31.3% in 2001.

      Enviroplex’s backlog of orders as of December 31, 2001 and 2000 was $4.9 million and $6.8 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. (Backlog is not significant in MMMC’s modular business or in RenTelco’s electronic business.)

      Selling and administrative expenses in 2001 increased $5.0 million (25%) over 2000. The increase is due primarily to nonrecurring expenses of $1.9 million related to the Merger Agreement with Tyco (see “Item 1. Business — Merger Agreement with Tyco” page 10), increases in bad debt expense of $1.1 million, web maintenance and development costs of $0.8 million, depreciation and amortization expense of $0.5 million and personnel and benefit costs of $0.2 million.

      Interest expense in 2001 decreased $1.8 million (20%) from 2000 as a result of 2% lower debt levels and 19% lower average interest rates over a year earlier.

      Income before provision for taxes in 2001 decreased $2.7 million (6%) from 2000 and net income decreased $0.6 million (2%) with earnings per diluted share decreasing 2% from $2.19 per diluted share in 2000 to $2.14 per diluted share in 2001. The lower percentage decrease for net income is due to a higher effective tax rate of 41.5% in 2000 as compared to 39.6% in 2001. The higher effective tax rate in 2000 resulted from recording a true-up of the state income tax accrual rate.

      Excluding merger-related expenses, net income and earnings per share would have increased from $27.2 million and $2.19 per diluted share in 2000 to $27.8 million and $2.23 per diluted share in 2001.

Fiscal Years 2000 and 1999

      Rental revenues increased $16.2 million (21%) over 1999, with MMMC contributing $5.2 million and RenTelco contributing $11.0 million of the increase. As of December 31, 2000, rental equipment on rent increased for MMMC by $30.7 million and for RenTelco by $19.0 million compared to a year earlier. Average utilization for modulars, excluding new equipment not previously rented, increased from 81.6% in 1999 to 82.3% in 2000 while the annual yield declined slightly for modulars from 24.2% to 23.8% as a result of lower rental rates due to the mix of business activity. Average utilization for electronics increased dramatically from 53.8% in 1999 to 61.4% in 2000 with electronics annual yield increasing from 39.7% in 1999 to 46.3% in 2000 resulting from increased market demand.

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

      In the second quarter of 2000, management began a comprehensive program to evaluate its strategies with regard to off-rent modular equipment. All off-rent equipment was inspected over the remainder of 2000 and decisions about whether to invest additional dollars to repair the equipment for rental or sale, or whether to scrap the equipment were made. As a result of the process, an impairment charge of $1.9 million was recorded. Management continues to proactively manage its off-rent inventory and will record impairment charges if the projected future cash flows from rental or sales of equipment are insufficient to cover its net book value of the equipment.

      Rental related services revenues in 2000 increased $4.1 million (32%) over 1999 as a result of a higher volume of modular equipment movements and site requirements in 2000. Gross margins on these services increased slightly from 45.2% in 1999 to 45.9% in 2000.

      Sales in 2000 increased $14.0 million (38%) over 1999 as a result of three significant sales by MMMC accounting for 56% of the increase and a $5.8 million increase in sales by Enviroplex to school districts. During 2000, the Company’s largest sale was recorded during the third and fourth quarter for new classrooms to a school district for approximately $4.4 million and represented 9% of its sales. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin on sales declined slightly from 29.6% in 1999 to 28.9% in 2000.

      Enviroplex’s backlog of orders as of December 31, 2000 and 1999 was $6.8 million and $12.6 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. (Backlog is not significant in MMMC’s modular business or in RenTelco’s electronic business.)

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

      Net income increased 21% from $22.5 million in 1999 to $27.2 million in 2000 with earnings per diluted share increasing 30% from $1.68 per diluted share in 1999 to $2.19 per diluted share in 2000. Last year’s comparative net income included a one-time accounting charge of $1.4 million or $0.10 per diluted share. Excluding the impact of the one-time accounting charge, net income for 1999 would have been $23.8 million or $1.78 per diluted share resulting in comparative net income increasing 14% and diluted earnings per share increasing 23% in 2000.

     Liquidity and Capital Resources

      This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “General” above for cautionary information with respect to such forward-looking statements.

      The Company’s rental businesses are capital intensive, with significant capital expenditures required to maintain and grow the rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. As the following table indicates, cash flow provided by operating activities and proceeds from sales of rental equipment have been sufficient to fund the rental equipment purchases in the past three years.

     Funding of Rental Asset Growth

	Year Ended December 31,
				Three Year
	2001	2000	1999	Totals

	(Amounts in thousands)
Cash Provided by Operating Activities	$58,938	$49,966	$53,235	$162,139
Proceeds from the Sale of Rental Equipment	$18,015	$18,380	$16,352	$52,747
Total Cash Available for Purchase of Rental Equipment	$76,953	$68,346	$69,587	$214,886
Notes Payable Increase (Decrease)	$(22,736)	$16,576	$13,300	$7,140
Purchases of Rental Equipment	$46,877	$67,389	$47,310	$161,576

      In addition to increasing its rental assets, the Company has invested in other capital expenditures of $1.6 million in 2001, $3.4 million in 2000 and $2.3 million in 1999, and has used significant cash to provide returns to its shareholders, both in the form of cash dividends and by stock repurchases. The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. As of March 15, 2002, 805,800 shares remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

     Dividend and Repurchase Summary

	Year Ended December 31,
				Three Year
	2001	2000	1999	Totals

	(Amounts in thousands, except per share data)
Cash Dividends Paid	$7,582	$6,675	$6,134	$20,391
Shares Repurchased	—	451	1,550	2,001
Average Price Per Share	$—	$16.33	$18.21	$17.78
Aggregate Purchase Price	$—	$7,364	$28,212	$35,576
Total Cash Returned to Shareholders	$7,582	$14,039	$34,346	$55,967

      As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit, which limit is currently $120.0 million. The Company decreased its borrowings under this line by $25.3 million during the year, and at December 31, 2001, the outstanding borrowings under this line were $69.5 million. In addition to the $120.0 million line of credit, the Company has a $5.0 million committed line of credit facility related to its cash management services of which $2.6 million was outstanding as of December 31, 2001. The Company had a total liabilities to equity ratio of 1.70 to 1 and 2.28 to 1 as of December 31, 2001 and 2000, respectively; and the debt (notes payable) to equity ratio was 0.79 to 1 and 1.16 to 1 at December 31, 2001 and 2000, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate higher limits on its general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and long term debt.

      In July 1998, the Company completed a private placement of $40.0 million of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in five equal installments, which commenced on July 15, 2001. The outstanding balance at December 31, 2001, was $32.0 million.

      Please see the Company’s Consolidated Statements of Cash Flows on 26 for a more detailed presentation of the sources and uses of the Company’s cash.

      The Company does not have any material commitments or obligations requiring the expenditure of cash in the future inconsistent with its expenditures in the periods reported herein. In June 2001, the Company settled a lawsuit, which had been brought against it and seventeen other defendants alleging failure to warn about certain chemicals associated with the building materials used in portable classrooms in California. As part of the settlement, the Company agreed to use alternative building materials. (Please see the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2001 for further details of this settlement.) The Company believes this will not have a material adverse effect on its costs of operations and does not expect an adverse impact on its liquidity. The Company believes that its needs for working capital and capital expenditures through 2001 and beyond will be adequately met by operational cash flow, proceeds from sale of rental equipment, and bank borrowings. Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from year to year depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from year to year, the Company believes its liquidity will not be adversely impacted because it believes it has the ability to increase its bank borrowings and to reduce materially the amount of cash it uses to purchase rental equipment, pay dividends and repurchase its common stock in the future if a need to conserve cash should arise unexpectedly.

     Critical Accounting Policies

      This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “General” above for cautionary information with respect to such forward-looking statements.

      In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company has identified its most critical accounting policies are related to rental equipment depreciation, maintenance and repair, and impairment. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

      Depreciation — The estimated useful lives and estimated residual values used for rental equipment are based on the Company’s experience as to the economic useful life and sale value of its products. Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness.

      The lives and residual values of rental equipment are subject to periodic evaluation. For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, supply or demand and internal factors may include, but are not limited to, changes in equipment specifications or maintenance policies. For electronics equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, supply or demand and internal factors may include, but are not limited to, changes in equipment specifications or maintenance policies.

      Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. Depending on the magnitude of such changes, the impact on the financial statements could be significant.

      In the first quarter of 2002, the Company continued to evaluate its rental equipment depreciation and residual value policies. A decision was made in the first quarter 2002 that effective January 1, 2002, the Company would prospectively increase its modular rental equipment residual value from 18% to 50%. Additionally, effective January 1, 2002, the estimated useful life of $16.3 million of optical equipment would be prospectively changed from seven to five years.

      Maintenance and Refurbishment — Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular offices are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgement is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, 40 and 60-foot sidewalls and ventilation up-grades. Only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, are capitalized. Changes in these policies could impact the Company’s financial results.

      Impairment — The carrying value of the Company’s rental equipment is its capitalized cost less accumulated depreciation. To the extent events or circumstances indicate that the carrying value cannot be recovered, an impairment loss is recognized to reduce the carrying value to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose. Due to uncertainties inherent in the valuation process and the economy, it is reasonably possible that actual results of operating and disposing of rental equipment could be materially different than current expectations.

     Market Risk

      This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “General” above for cautionary information with respect to such forward-looking statements.

      The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The table below presents principal cash flows and related weighted average interest rates of the Company’s notes payable at December 31, 2001 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	2002	2003	2004	2005	Total	Fair Value

	(Dollar amounts in thousands)
Fixed Rate	$8,000	$8,000	$8,000	$8,000	$32,000	$32,000
Average Interest Rate	6.44%	6.44%	6.44%	6.44%	6.44%
Variable Rate	$—	$—	$72,140	$—	$72,140	$72,140
Average Interest Rate	—	—	3.20%	—	3.20%

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of McGrath RentCorp:

      We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for rental revenue effective January 1, 1999 whereby all rental revenues are recognized ratably over the month on a daily basis.

ARTHUR ANDERSEN LLP

San Francisco, California

February 8, 2002

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share
	amounts)
Revenues
Rental	$100,722	$94,931	$78,754
Rental Related Services	17,827	17,185	13,043

Rental Operations	118,549	112,116	91,797
Sales	39,535	51,024	37,039
Other	1,310	1,018	1,126

Total Revenues	159,394	164,158	129,962

Costs and Expenses
Direct Costs of Rental Operations
Depreciation	27,270	23,850	19,780
Rental Related Services	10,654	9,304	7,153
Other	17,298	18,250	14,284

Total Direct Costs of Rental Operations	55,222	51,404	41,217
Cost of Sales	27,172	36,256	26,078

Total Costs	82,394	87,660	67,295

Gross Margin	77,000	76,498	62,667
Selling and Administrative	24,955	19,982	17,103

Income from Operations	52,045	56,516	45,564
Interest	7,078	8,840	6,606

Income before Provision for Income Taxes	44,967	47,676	38,958
Provision for Income Taxes	17,807	19,762	14,874

Income before Minority Interest	27,160	27,914	24,084
Minority Interest in Income of Subsidiary	482	670	251

Income before Effect of Accounting Change	26,678	27,244	23,833
Cumulative Effect of Accounting Change, net of tax Benefit of $883	—	—	(1,367)

Net Income	$26,678	$27,244	$22,466

Earnings Per Share:
Basic
Income before cumulative effect of accounting change	$2.18	$2.21	$1.80
Cumulative effect of accounting change, net of tax	—	—	(0.10)

Net Income	$2.18	$2.21	$1.70

Diluted
Income before cumulative effect of accounting change	$2.14	$2.19	$1.78
Cumulative effect of accounting change, net of tax	—	—	(0.10)

Net Income	$2.14	$2.19	$1.68

Shares Used in Per Share Calculation:
Basic	12,232	12,334	13,235
Diluted	12,495	12,428	13,383

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands)
ASSETS
Cash	$4	$643
Accounts Receivable, less allowance for doubtful accounts of $1,250 in 2001 and $650 in 2000	36,896	45,687
Rental Equipment, at cost:
Relocatable Modular Offices	281,203	261,081
Electronic Test Instruments	95,419	92,404

	376,622	353,485
Less Accumulated Depreciation	(121,100)	(106,083)

Rental Equipment, net	255,522	247,402

Land, at cost	19,303	19,303
Buildings, Land Improvements, Equipment and Furniture, at cost, less accumulated depreciation of $8,465 in 2001 and $6,815 in 2000	32,479	33,233
Prepaid Expenses and Other Assets	10,680	10,978

Total Assets	$354,884	$357,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$104,140	$126,876
Accounts Payable and Accrued Liabilities	30,745	37,012
Deferred Income	18,473	19,241
Minority Interest in Subsidiary	2,946	3,506
Deferred Income Taxes	66,985	61,653

Total Liabilities	223,289	248,288

Shareholders’ Equity:
Common Stock, no par value —
Authorized — 40,000 shares
Issued and Outstanding — 12,335 shares in 2001 and 12,125 shares in 2000	12,794	8,971
Retained Earnings	118,801	99,987

Total Shareholders’ Equity	131,595	108,958

Total Liabilities and Shareholders’ Equity	$354,884	$357,246

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Total
			Retained	Shareholders’
	Shares	Amount	Earnings	Equity

	(In thousands, except per share amounts)
Balance at December 31, 1998	13,970	$8,138	$97,256	$105,394
Net Income	—	—	22,466	22,466
Repurchase of Common Stock	(1,550)	(1,381)	(26,831)	(28,212)
Noncash Compensation	35	1,343	—	1,343
Exercise of Stock Options	91	655	—	655
Dividends Declared of $0.48 Per Share	—	—	(6,243)	(6,243)

Balance at December 31, 1999	12,546	8,755	86,648	95,403
Net Income	—	—	27,244	27,244
Repurchase of Common Stock	(451)	(327)	(7,037)	(7,364)
Noncash Compensation	20	454	—	454
Exercise of Stock Options	10	89	—	89
Dividends Declared of $0.56 Per Share	—	—	(6,868)	(6,868)

Balance at December 31, 2000	12,125	8,971	99,987	108,958
Net Income	—	—	26,678	26,678
Issuance of Common Stock to Increase Interest In Subsidiary	85	2,061	—	2,061
Noncash Compensation	6	551	—	551
Exercise of Stock Options	119	1,211	—	1,211
Dividends Declared of $0.64 Per Share	—	—	(7,864)	(7,864)

Balance at December 31, 2001	12,335	$12,794	$118,801	$131,595

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash Flow from Operating Activities:
Net Income	$26,678	$27,244	$22,466
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	29,632	25,716	21,474
Impairment Loss Related to Rental Equipment	—	1,689	—
Cumulative Effect of Accounting Change, net of tax	—	—	1,367
Provision for Losses on Accounts Receivable	600	—	—
Noncash Compensation	551	454	1,343
Gain on Sale of Rental Equipment	(6,528)	(6,755)	(5,971)
Change In:
Accounts Receivable	8,191	(20,592)	(3,284)
Prepaid Expenses and Other Assets	1,315	(6,990)	1,579
Accounts Payable and Accrued Liabilities	(6,065)	12,678	1,990
Deferred Income	(768)	9,730	1,687
Deferred Income Taxes	5,332	6,792	10,584

Net Cash Provided by Operating Activities	58,938	49,966	53,235

Cash Flow from Investing Activities:
Purchase of Rental Equipment	(46,877)	(67,389)	(47,310)
Purchase of Land, Buildings, Land Improvements, Equipment and Furniture	(1,608)	(3,430)	(2,253)
Proceeds from Sale of Rental Equipment	18,015	18,380	16,352

Net Cash Used in Investing Activities	(30,470)	(52,439)	(33,211)

Cash Flow from Financing Activities:
Net Borrowings (Repayments) under Bank Lines of Credit	(22,736)	16,576	13,300
Net Proceeds from the Exercise of Stock Options	1,211	89	655
Repurchase of Common Stock	—	(7,364)	(28,212)
Payment of Dividends	(7,582)	(6,675)	(6,134)

Net Cash Provided by (Used in) Financing Activities	(29,107)	2,626	(20,391)

Net Increase (Decrease) in Cash	(639)	153	(367)
Cash Balance, Beginning of Period	643	490	857

Cash Balance, End of Period	$4	$643	$490

Interest Paid During the Period	$7,629	$8,504	$6,473

Income Taxes Paid During the Period	$12,475	$12,970	$4,290

Dividends Declared but not yet Paid	$1,981	$1,699	$1,506

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Business

      On December 20, 2001, McGrath RentCorp (the “Company”) announced that a definitive agreement (the “Merger Agreement”) providing for the merger of the Company with and into Tyco Acquisition Corp. 33, a direct, wholly-owned subsidiary of Tyco International Ltd. (“Tyco”), had been executed by the Company and the Tyco subsidiary. The Merger Agreement provides that the consideration to be paid by Tyco will be in the form of cash and Tyco common shares. If the Company’s shareholders in total elect to receive more cash or more Tyco shares than these limits allow, the Company’s shareholders that elect the consideration that exceeds the relevant limit will receive a combination of cash and Tyco shares. The Company’s shareholders are to have the right to elect what percentage of their consideration is to be paid in cash and what percentage is to be paid in Tyco common shares, subject to the limitation that no less than 50% and no more than 75% of the aggregate consideration to be paid to all shareholders be in the form of Tyco common shares. Subject to this limitation, the Company’s shareholders electing to receive cash will receive $38.00 for each share of the Company’s common stock; shareholders electing to receive Tyco common shares will receive a fraction (the “Exchange Ratio”) of a Tyco common share, determined by dividing $38.00 by the average trading price of Tyco’s common shares for the five trading days ending on the fourth trading day prior to the date of the Company’s shareholders meeting to consider approval of the Merger. The Merger Agreement provides, however, that Tyco may terminate the agreement if its average share price is less than $45.00 at the time of the calculation of the Exchange Ratio, unless the Company agrees to a fixed Exchange Ratio of 0.8444 Tyco common shares for each share of the Company’s stock, or the parties agree to some other Exchange Ratio. The proposed merger transaction is discussed in, and a copy of the Merger Agreement is attached to, the Company’s Form 8-K filed with the SEC on December 26, 2001. In 2001, the Company incurred merger-related costs of $1,893,000, which are included in selling and administrative expenses.

      The Company is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. The Company’s corporate offices are located in Livermore, California. In addition, branch operations for both rental divisions are conducted from this facility.

      MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the modulars from various manufacturers who build them to MMMC’s design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC’s primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer demands and requirements. Rentals and sales to school districts by MMMC represent a significant portion of MMMC’s total revenues. The educational market is the largest segment of the modular business. Within the educational market, rentals and sales to California public school districts by MMMC represent a significant portion of MMMC’s total revenues.

      RenTelco rents and sells electronic test equipment nationally from two locations. The Plano, Texas location houses the Company’s communications and fiber optic test equipment inventory, calibration laboratory and eastern U.S. sales engineer and operations staffs. The Livermore, California location houses the Company’s general-purpose test equipment inventory, a calibration laboratory and western U.S. sales engineer and operations staffs. Communications and fiber optic test equipment is used by field technicians, engineers and installer contractors in evaluating voice, data and multimedia communications networks, installing optical fiber cabling and in the development of switch, network and wireless products. This test equipment is rented primarily to network systems companies, electrical contractors, local & long distance carriers and manufacturers of communications transmission equipment. RenTelco purchases communications test equipment from over 40 different manufacturers domestically and abroad. Engineers, scientists and technicians use general-

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purpose test equipment in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. The majority of general-purpose equipment is manufactured by Agilent (formerly Hewlett Packard), Tektronix and Acterna.

      Until June 30, 2001 McGrath RentCorp owned 73% of Enviroplex, a California corporation organized in 1991. In July 2001, the Company acquired an additional 8% interest in Enviroplex for 85,366 shares of Company stock. The Company now owns 81% of Enviroplex. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California.

      The rental and sale of modulars to California public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. The business from this market segment comprised approximately 34%, 35% and 34% of the Company’s consolidated rental and sales revenues for 2001, 2000, and 1999, respectively.

Note 2.     Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of McGrath RentCorp and Enviroplex. All significant intercompany accounts and transactions are eliminated.

     Revenues

      Most of the Company’s leases with customers are accounted for as operating leases in accordance with Statement of Financial Standards (“SFAS”) No. 13, and as such, rental revenue is recognized on a straight-line basis over the term of the lease. Effective January 1, 1999, rental revenue is recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month billing period were recorded as deferred income (i.e. partial month billings for days beyond month end were not deferred). The new method of recognizing revenue was adopted after the Company undertook a review of its revenue recognition policies after the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” The effect is reported as a change in accounting method in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” In 1999, the cumulative effect of changing to a new method of accounting effective January 1, 1999 was to decrease net income by $1,367,000 (net of taxes of $883,000) or $0.10 per diluted share.

      Rental related services revenue is primarily associated with relocatable modular office leases, consists of billings to customers for delivery, installation, modifications, skirting, additional site related work, and return delivery and dismantle, and are an integral part of the negotiated lease agreement with the customer. Revenue related to these services is recognized on a straight-line basis over the term of the lease in accordance with SFAS No. 13.

      Sales revenue is recognized upon delivery and installation of the equipment to the customer. Certain leases meeting the requirements of SFAS No. 13, “Accounting for Leases,” are accounted for as sales type leases. For these leases, sales revenue and the related accounts receivable are recognized upon execution of the lease and unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment (see Note 4).

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Impairment

      The Company continually evaluates the carrying value of rental equipment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets”. Under SFAS 121, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose. In 2000, an impairment charge primarily related to modular equipment identified as beyond economic repair of $1,927,000, including disposal costs, was recorded in the Company’s consolidated statements of income in other direct costs of rental operations.

     Costs of Rental Related Services

      Costs of rental related services are primarily associated with relocatable modular office leases, consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site related work, and return delivery and dismantle. Costs related to these services are recognized on a straight-line basis over the term of the lease in accordance with SFAS No. 13.

     Other Direct Costs of Rental Operations

      Other direct costs of rental operations primarily relate to costs associated with modular operations and include equipment supplies and repairs, direct labor, property and liability insurance, property taxes, and business and license fees. These costs also include impairment losses and the amortization of certain lease costs included in the negotiated rental rate with the customer.

     Warranty Service Costs

      Sales of new relocatable modular offices, electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company provides limited 90-day warranties for certain sales of used rental equipment and a one-year warranty on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income Taxes

      Provision has been made for deferred income taxes based upon the amount of taxes payable in future years, after considering changes in tax rates and other statutory provisions that will be in effect in those years (see Note 6).

     Fair Value of Financial Instruments

      The Company believes that the carrying amounts of its financial instruments (cash, accounts receivable, accounts payable and notes payable) approximate fair value.

     Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented. Actual results could differ from those estimates.

     Earnings Per Share

      Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period. Common stock equivalents result from dilutive stock options computed using the treasury stock method with the average share price for the reported period. The weighted average number of dilutive options outstanding at December 31, 2001, 2000 and 1999 were 263,054, 94,247 and 147,789, respectively.

     Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. Other than net income, the Company has no comprehensive income.

     Accounting for Derivatives

      On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Company’s financial position or result of operations.

     Business Combinations, Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the provisions of SFAS No. 141 and 142 in 2001.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     New Accounting Pronouncements

      In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

      In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Company. Management is does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

     Reclassifications

      Certain prior period amounts have been reclassified to conform to current year presentation.

Note 3.     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. Historically, the Company has not incurred significant credit related losses. However, an allowance for credit losses inherent in the accounts receivable is maintained. Typically, most customers are established companies or are publicly funded entities located in California or Texas. Although no one customer accounts for more than 10% of the Company’s consolidated revenues, credit risk exists in trade accounts receivable primarily due to the significant amount of business transacted with California public school districts (K-12) which represents a significant portion of the Company’s revenues (see Note 1). The lack of fiscal funding or a significant reduction of funding from the State of California to the public schools could have a material adverse effect on the Company.

Note 4.     Sales Type Lease Receivables

      The Company has entered into several sales type leases. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

	December 31,

	2001	2000

	(In thousands)
Gross minimum lease payments receivable	$4,910	$7,063
Less — unearned interest	(894)	(1,233)

Net investment in sales type lease receivables	$4,016	$5,830

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, the future minimum lease payments to be received in 2002 and thereafter are as follows:

Year Ended December 31,

(In thousands)
2002	$3,144
2003	1,130
2004	397
2005	173
2006	52
2007 and thereafter	14

Total minimum future lease payments	$4,910

Note 5.     Notes Payable

      On July 31, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. The outstanding balance at December 31, 2001 was $32,000,000. Among other restrictions, the agreement requires (i) the Company to maintain a minimum net worth of $80,000,000 plus 25% of all net income generated subsequent to June 30, 1998, less an aggregate amount not to exceed $15,000,000 paid by the Company to repurchase its common stock after June 30, 1998, (restricted equity at December 31, 2001 was $87,335,000), (ii) a fixed coverage charge of not less than 2.0 to 1.0, (iii) a rolling fixed charges coverage ratio of not less than 1.5 to 1.0, and (iv) senior debt not to exceed 275% of consolidated net worth and consolidated total debt not to exceed 300% of consolidated net worth. As of December 31, 2001, the Company was in compliance with all covenants related to these notes.

      The Company has an unsecured line of credit agreement (the “Agreement”) expiring June 30, 2004 that permits it to borrow up to $120,000,000, of which $69,500,000 was outstanding as of December 31, 2001. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders’ equity of not less than $100,000,000 plus 50% of all net income generated subsequent to June 30, 2001 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 2001 was $106,214,000), (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year’s principal payments plus the most recent twelve months interest expense) of not less than 1.15 to 1. As of December 31, 2001, the Company was in compliance with all covenants related to this Agreement.

      In addition to the $120,000,000 unsecured line of credit, the Company has a $5,000,000 revolving line of credit (at prime rate) related to its cash management services of which $2,640,000 was outstanding as of December 31, 2001. This line of credit related to its cash management services will expire on June 30, 2004.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information relates to the lines of credit for each of the following periods:

	Year Ended December 31,

	2001	2000

	(Dollar amounts in
	thousands)
Maximum amount outstanding	$93,373	$88,090
Average amount outstanding	$81,595	$79,861
Weighted average interest rate	5.55%	7.57%
Effective interest rate at end of period	3.20%	7.62%
Prime interest rate at end of period	4.75%	9.50%

Note 6.     Income Taxes

      The provision for income taxes is comprised of the following:

	Current	Deferred	Total

	(In thousands)
Year Ended December 31,
2001
Federal	$10,090	$4,097	$14,187
State	2,385	1,235	3,620

	$12,475	$5,332	$17,807

2000
Federal	$10,644	$3,649	$14,293
State	2,326	3,143	5,469

	$12,970	$6,792	$19,762

1999
Federal	$3,067	$8,972	$12,039
State	1,223	729	1,952

	$4,290	$9,701	$13,991

      In 1999, the total provision for income taxes includes a provision on income before taxes of $14,874,000 and a tax benefit of $883,000 included with the cumulative effect of accounting change on the consolidated statements of income.

      The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2001	2000	1999

Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	5.23	7.46	3.46
Other	(0.63)	(1.01)	(0.35)

	39.60%	41.45%	38.11%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the tax effect of the Company’s cumulative temporary differences included in net deferred income taxes on the Company’s consolidated balance sheets:

	Year Ended
	December 31,

	2001	2000

	(In thousands)
Excess of tax over book depreciation	$75,148	$67,697
State income taxes	(5,122)	(4,699)
Accrued liabilities not currently deductible	(1,240)	(948)
Revenue deferred for financial reporting purposes	(2,462)	(2,161)
Other, net	661	1,764

	$66,985	$61,653

Note 7.     Common Stock and Stock Options

      In July 2001, the Company entered into a Stock Exchange Agreement with the minority shareholders of Enviroplex to increase its ownership in Enviroplex from 73% to 81%. The Company exchanged 85,366 shares of its common stock for 8% of Enviroplex. The transaction was recorded using purchase accounting and was valued at $2,061,000 based on the Company’s closing price of $24.14 per share on June 29, 2001. Prior to the transaction, the cost basis of Enviroplex’s assets and liabilities approximated the fair value of those assets and liabilities. The excess paid over fair value of $1,065,000 was allocated to intangible assets of $88,000 and goodwill of $977,000. In accordance with SFAS 142, goodwill is not being amortized and will be evaluated for impairment annually. The Company does not have any other goodwill or intangible assets.

      The Company adopted a 1998 Stock Option Plan (the “1998 Plan”), effective March 9, 1998, under which 2,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Under the 1998 Plan, 629,000 options have been granted with exercise prices ranging from $15.63 to $25.55. As of December 31, 2001, options have been exercised for the purchase of 23,325 shares, options for 79,000 shares have been terminated, and options for 526,675 remain outstanding. Most of these options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of the Company’s advisors. As of December 31, 2001, 1,450,000 options remained available to issue under the 1998 plan.

      The Company adopted a 1987 Incentive Stock Option Plan (the “1987 Plan”), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of the Company. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. As of December 31, 2001, options for 101,818 with an exercise price of $10.75 per share remain outstanding. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no further options can be issued under this plan.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity and options exercisable including weighted average exercise price for the three years ended December 31, 2001 are as follows:

	Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at January 1	659,610	$15.87	516,522	$15.53	541,122	$13.83
Options granted during the year	96,500	19.55	187,000	16.94	103,500	18.25
Options exercised during the year	(119,117)	10.17	(9,948)	8.93	(91,250)	7.18
Options terminated during the year	(8,500)	20.25	(33,964)	18.76	(36,850)	18.74

Options outstanding at December 31	628,493	17.64	659,610	15.87	516,522	15.53

Options exercisable at December 31	234,458	17.67	246,530	14.11	172,407	13.22

      The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	12/31/01	Life (Years)	Price	12/31/01	Price

$10.75	101,818	4.50	$10.75	48,358	$10.75
15.63	20,000	8.33	15.63	6,000	15.63
15.94	12,000	8.92	15.94	2,400	15.94
17.00	142,500	8.83	17.00	28,500	17.00
18.25	97,675	7.92	18.25	37,075	18.25
19.38	12,500	8.75	19.38	3,125	19.38
19.75	75,000	9.17	19.75	—	19.75
20.25	10,000	6.50	20.25	8,500	20.25
20.81	130,000	6.25	20.81	94,000	20.81
21.69	10,000	6.67	21.69	6,500	21.69
25.10	5,000	9.67	25.10	—	25.10
25.55	12,000	9.92	25.55	—	25.55

10.75 - 25.55	628,493	7.44	17.64	234,458	17.67

      SFAS 123 “Accounting for Stock-Based Compensation” became effective for the Company in 1996. As allowed by SFAS 123, the Company has elected to continue to follow APB 25 “Accounting for Stock Issued to Employees” in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. However, APB 25 requires recognition of noncash compensation when the Company repurchases stock acquired by an employee through the exercise of an incentive stock option. During 1999, the Company repurchased 80,000 shares of stock at $18.00 per share from an employee who had acquired the stock at $6.94 per share through the exercise of a stock option, resulting in the recognition of noncash compensation expense of $885,000. The noncash compensation of

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$885,000 is included in the Company’s consolidated statements of income in selling and administrative expense in 1999.

      In accordance with SFAS 123, the fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used in the 2001, 2000 and 1999 grants are as follows:

	Year Ended December 31,

	2001	2000	1999

Risk-free interest rates	5.0%	5.9%	6.3%
Expected dividend yields	1.7%	2.9%	2.7%
Expected volatility	36.0%	26.5%	27.8%
Expected option life (in years)	7.5	7.5	7.5

      The fair value of the options granted are $1,949,000, $2,115,000 and $1,888,000 during the year ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of grants are $8.31, $5.03 and $5.93 during the year ended 2001, 2000 and 1999, respectively.

      The following pro forma net income and earnings per share data are computed for the years ended December 31, 2001, 2000 and 1999 as if compensation cost for the stock options granted subsequent to 1995 had been determined consistent with SFAS 123:

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share
	amounts)
Net Income	$26,678	$27,244	$22,466
Pro Forma net income	26,094	26,826	22,043
Earnings Per Share
Basic	2.18	2.21	1.70
Diluted	2.14	2.19	1.68
Pro Forma Earnings Per Share
Basic	2.13	2.17	1.67
Diluted	2.09	2.16	1.65

      In 1985, the Company established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, the Company makes annual contributions in the form of cash or common stock of the Company to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. A cash contribution of $400,000 was approved for 2001, $800,000 for 2000 and $750,000 for 1999.

      In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock may be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The 1990 LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vest over four years from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2001, 210,243 shares of common stock have been granted, of which 184,731 shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 400,000 shares of common stock are reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. Estimated future grants of 40,521 shares of

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock are authorized by the Board of Directors to be issued under the 2000 LTB Plan in the event the Company reaches its highest level of achievement. As of December 31, 2001, no shares of common stock had yet been granted or vested under the 2000 LTB Plan. Compensation expense for 2001, 2000 and 1999 under the plans was $551,000, $454,000 and $458,000, respectively, and is based on a combination of the anticipated number of shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company’s common stock. As of December 31, 2001, 2000 and 1999, the unvested shares were 25,512, 40,409, and 61,346, respectively, with the related weighted average grant-date fair value of these unvested shares of $23.13, $20.45 and $20.23 per share, respectively.

      From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. In 1999, the Company repurchased 1,549,526 shares of common stock for an aggregate repurchase price of $28,212,000 or an average price of $18.21 per share. In 2000, the Company repurchased 450,942 shares of common stock for an aggregate repurchase price of $7,364,000 or an average price of $16.33 per share. There were no repurchases of common stock during 2001. As of December 31, 2001, 805,800 shares remain authorized for repurchase.

Note 8.	Business Segments

      The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s three reportable segments are MMMC (Modulars), RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1. Organization and Business, and the accounting policies of the segments are described in Note 2. Significant Accounting Policies. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets by business segment. Summarized financial information for the years ended December 31, 2001, 2000 and 1999 for the Company’s reportable segments is shown in the following table:

	Modulars	Electronics	Enviroplex	Consolidated

	(In thousands)
Year Ended December 31,
2001
Rental Operations Revenues	$80,659	$37,890	$—	$118,549
Sales and Other Revenues	16,402	9,450	14,993	40,845
Total Revenues	97,061	47,340	14,993	159,394
Depreciation on Rental Equipment	13,489	13,781	—	27,270
Interest Expense (Income)	5,321	2,135	(378)	7,078
Income before Merger Related Expenses and Provision for Income Taxes	28,216	15,963	2,681	46,860
Rental Equipment Acquisitions	30,323	16,554	—	46,877
Accounts Receivable, net (year-end)	22,969	8,957	4,970	36,896
Rental Equipment, at cost (year-end)	281,203	95,419	—	376,622

2000
Rental Operations Revenues	$73,241	$38,875	$—	$112,116
Sales and Other Revenues	24,254	10,796	16,992	52,042
Total Revenues	97,495	49,671	16,992	164,158
Depreciation on Rental Equipment	12,546	11,304	—	23,850
Interest Expense (Income)	6,725	2,459	(344)	8,840
Income before Provision for Income Taxes	23,565	20,454	3,657	47,676
Rental Equipment Acquisitions	36,017	31,372	—	67,389
Accounts Receivable, net (year-end)	28,816	12,902	3,969	45,687
Rental Equipment, at cost (year-end)	261,081	92,404	—	353,485

1999
Rental Operations Revenues	$64,164	$27,633	$—	$91,797
Sales and Other Revenues	16,600	10,415	11,150	38,165
Total Revenues	80,764	38,048	11,150	129,962
Depreciation on Rental Equipment	10,811	8,969	—	19,780
Interest Expense (Income)	5,097	1,724	(215)	6,606
Income before Provision for Income Taxes	23,838	13,641	1,479	38,958
Rental Equipment Acquisitions	30,443	16,867	—	47,310
Accounts Receivable, net (year-end)	11,334	9,691	4,070	25,095
Rental Equipment, at cost (year-end)	238,449	72,832	—	311,281

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Quarterly Financial Information (unaudited)

      Quarterly financial information for each of the two years ended December 31, 2001 is summarized below:

	2001

	First	Second	Third	Fourth	Year

	(In thousands, except per share amounts)
Operations Data
Rental revenues	$26,107	$25,768	$25,100	$23,747	$100,722
Total revenues	36,282	41,737	42,406	38,969	159,394
Gross margin	18,964	20,542	19,453	18,041	77,000
Income from operations	13,167	14,863	13,854	10,161	52,045
Income before income taxes	11,023	13,010	12,106	8,828	44,967
Net income	6,635	7,615	7,164	5,264	26,678
Earnings per share:
Basic	$0.55	$0.63	$0.58	$0.43	$2.18
Diluted	$0.54	$0.62	$0.58	$0.42	$2.14
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64
Shares used in per share calculation:
Basic	12,147	12,178	12,280	12,322	12,232
Diluted	12,285	12,378	12,456	12,615	12,495
Balance Sheet Data
Rental equipment net	$253,196	$260,482	$259,956	$255,522	$255,522
Total assets	353,889	364,357	371,436	354,884	354,884
Notes payable	121,300	122,500	116,100	104,140	104,140
Shareholders’ equity	113,913	119,911	127,351	131,595	131,595

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000

	First	Second	Third	Fourth	Year

Operations Data
Rental revenues	$21,381	$22,847	$24,876	$25,827	$94,931
Total revenues	31,643	37,369	54,643	40,503	164,158
Gross margin	15,953	17,679	23,678	19,188	76,498
Income from operations	11,258	12,892	18,138	14,228	56,516
Income before income taxes	9,314	10,732	15,777	11,853	47,676
Net income	5,703	6,389	9,044	6,108	27,244
Earnings per share:
Basic	$0.46	$0.52	$0.73	$0.50	$2.21
Diluted	$0.45	$0.52	$0.73	$0.50	$2.19
Dividends declared per share	$0.14	$0.14	$0.14	$0.14	$0.56
Shares used in per share calculation:
Basic	12,500	12,305	12,308	12,223	12,334
Diluted	12,593	12,393	12,402	12,335	12,428
Balance Sheet Data
Rental equipment net	$222,695	$234,832	$243,270	$247,402	$247,402
Total assets	301,823	321,955	345,371	357,246	357,246
Notes payable	114,000	125,800	127,400	126,876	126,876
Shareholders’ equity	95,024	99,733	107,067	108,958	108,958

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

Name	Age	Principal Occupation	Director Since

William J. Dawson	47	Investor, retired executive	1998
Robert C. Hood	61	Investor, retired executive	1999
Joan M. McGrath	65	Businesswoman	1982
Robert P. McGrath	68	Chairman of the Board and Chief Executive Officer of the Company	1979
Delight Saxton	55	Senior Vice President of the Company	1982
Ronald H. Zech	58	Chairman of the Board, President and Chief Executive Officer of GATX Corporation	1989

      William J. Dawson was elected a director of the Company in 1998, and he serves on its Audit and Executive Compensation Committees. From 1993 through 1998, Mr. Dawson was a Managing Director of Volpe Brown Whelan, LLC, an investment banking firm, where he was responsible for corporate finance activities in the healthcare industry. From 1998 through 2001, Mr. Dawson was Corporate Senior Vice President, Business Development of McKesson HBOC, Inc., a large healthcare services company, with responsibility for mergers & acquisitions and venture capital investments. Mr. Dawson is now retired.

      Robert C. Hood was elected a director of the Company in 1999. Mr. Hood serves on the Board’s Audit and Executive Compensation Committees. From 1996 to 1999, Mr. Hood was Executive Vice President and Chief Financial and Administrative Officer of Excite, Inc., an Internet portal company. Mr. Hood is now retired.

      Joan M. McGrath joined the Company in 1980 and has been a director since 1982. Ms. McGrath served as a Vice President of the Company from 1982 through 1994, at which time she resigned that position. She continues to be an employee of the Company with responsibilities in training sales, supervisory and management personnel and general management.

      Robert P. McGrath is the founder of the Company. He has been a director and its Chief Executive Officer since the Company’s formation in 1979, and its Chairman of the Board since 1988. He also served as the Company’s President through 1994 and as its Chief Financial Officer through 1993. He is a member of the Executive Compensation Committee of the Company’s Board of Directors.

      Delight Saxton has been with the Company since its inception in 1979, and a director since 1982. She served as Secretary of the Company from 1982 to 1999, its Treasurer from 1982 to 1989, its Vice President of Administration from 1989 to 1997, and its Chief Financial Officer from 1993 to 1999. She has been a Senior Vice President of the Company since 1997. She is responsible for facility development and general management.

      Ronald H. Zech was elected a director of the Company in 1989, and he serves on its Audit and Executive Compensation Committees. In 1994, Mr. Zech was elected President and Chief Operating Officer of GATX Corporation, a New York Stock Exchange listed company. In 1995, he was elected Chief Executive Officer of that corporation, and in 1996 was elected its Chairman of the Board. GATX provides specialized finance and leasing solutions for customers and partners worldwide. Mr. Zech also serves on the Board of Directors of The PMI Group, Inc., a New York Stock Exchange listed company engaged in the business of providing private mortgage insurance.

Executive Officers

Name	Age	Position Held with the Company

Robert P. McGrath	68	Chairman of the Board and Chief Executive Officer
Dennis C. Kakures	45	President and Chief Operating Officer
Delight Saxton	55	Senior Vice President
Thomas J. Sauer	45	Vice President and Chief Financial Officer
Scott A. Alexander	41	Vice President
Randle F. Rose	44	Vice President of Administration and Secretary
Laura C. Cissell	37	Vice President

      Robert P. McGrath and Delight Saxton are also directors of the Company and descriptions of them appear under “Directors” above.

      Dennis C. Kakures joined the Company in 1982 as Sales and Operations Manager of the Company’s Northern California office. He became a Vice President of the Company in 1987, Chief Operating Officer in 1989, Executive Vice President in 1993, and President in 1995.

      Thomas J. Sauer joined the Company in 1983 as its Accounting Manager, served as its Controller from 1987 to 1999, became Treasurer in 1989, a Vice President in 1995, and Chief Financial Officer in 1999. Mr. Sauer is responsible for accounting, financial reporting, corporate taxes, and the Company’s relationships with its bankers and auditors.

      Scott A. Alexander joined the Company in 1982 as a sales representative, became a Branch Manager in 1990, and a Vice President in 1997. Mr. Alexander is responsible for the operation of the Mobile Modular Division.

      Randle F. Rose joined the Company in 1997 as its Vice President of Administration, and was elected Secretary of the Company in 1999. Mr. Rose is responsible for administration of human resources, risk management, MIS, real estate and facilities. For the three years prior to joining the Company, Mr. Rose was Vice President, Finance of Ardenbrook, Inc., a real estate company.

      Laura C. Cissell joined the Company in 1988 as a marketing representative, became Marketing Manager in 1994, and received several promotions thereafter culminating in being elected a Vice President in 2000. Ms. Cissell is responsible for the operations of the RenTelco Division.

      Each executive officer of the Company serves at the pleasure of the Board of Directors.

Compliance with § 16(a) of the Securities Exchange Act of 1934

      The members of the Board of Directors, the executive officers of the Company, and persons who hold more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of § 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Company’s Common Stock and their transactions in such Common Stock. Based upon (i) the copies of the § 16(a) reports the Company received from such persons during or with respect to 2001, and (ii) written representations received from all such persons that no annual Form 5 reports were required to be filed by them with respect to 2001, the Company believes that all reporting requirements under § 16(a) for 2001 were met in a timely manner by its directors, executive officers and greater than 10% shareholders.

Item 11.     Executive Compensation

Summary Compensation Table

      The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the Company’s other four most highly compensated executive officers for services rendered in all capacities to the Company for each of the last three years.

				Long-Term
		Annual Compensation		Compensation
Name and						All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Payout(2)	Compensation(3)

Robert P. McGrath	2001	$430,000	$42,116	—	—	$5,469
Chairman and Chief	2000	424,000	295,663	—	—	12,437
Executive Officer	1999	385,000	111,024	—	—	12,579
Dennis C. Kakures	2001	320,000	31,197	$30,466	$268,250	5,469
President and Chief	2000	280,000	192,442	11,606	299,569	12,437
Operating Officer	1999	250,000	70,481	55,388	268,864	12,579
Thomas J. Sauer	2001	200,000	15,631	20,111	170,308	5,469
Vice President and	2000	185,000	101,973	7,576	191,912	12,437
Chief Financial Officer	1999	165,000	35,560	36,155	172,547	12,579
Scott A. Alexander	2001	157,000	85,778	—	—	5,469
Vice President	2000	145,000	51,500	—	—	12,437
	1999	133,000	22,085	—	—	12,579
Randle F. Rose	2001	112,500	28,047	—	—	4,601
Vice President of	2000	105,000	26,094	—	—	9,145
Administration, Secretary	1999	90,000	17,071	—	—	8,648

(1)	Upon an award of stock bonus shares under the Company’s Long Term Stock Bonus Plans, 20% of such shares are vested in the participant and the remaining 80% vest over the next four years contingent upon the participant remaining in the employ of the Company. See “Long Term Stock Bonus Plans” below. The figures shown in the column designated “Awards” are the values of the vested 20% shares of the Company’s Common Stock earned by the executive officers under the Plan, calculated based on the market value of the Common Stock as of the end of the respective years. Dividends are paid to the officer with respect to shares earned by him, whether or not vested. As the unvested shares subsequently vest, their values are shown in the column designated “Payout.”

(2)	The figures shown in the column designated “Payout” are the values of the shares of the Company’s Common Stock previously earned by the executive officers under the Company’s Long-Term Stock Bonus Plans in a prior year which vested during the year shown. The values are calculated based on the market value of the Common Stock as of the end of the year in which it was originally earned.

(3)	The figures shown in the column designated “All Other Compensation” represent the executive officer’s share of the allocation of the Company’s contribution to the Company’s Employee Stock Ownership Plan for that year, and his share of any re-allocations of forfeited benefits during that year (see “Employee Stock Ownership Plan” below).

Employee Stock Ownership Plan

      The Company’s Employee Stock Ownership Plan (“ESOP”) is intended to qualify as an employee stock ownership plan as defined in Section 4975(e)(7) of the Internal Revenue Code, and as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The Company created a trust under the ESOP to hold plan assets, with Union Bank of California, N.A. acting as trustee. The Company may amend or terminate the ESOP at any time. In July 2001, the Company amended the ESOP to name Delight Saxton and Thomas J. Sauer as Trustees in place of Union Bank of California. All assets acquired by the trust are administered by a Plan Committee composed of Nanci Clifton, Edward Diaz, Brian Jensen, Thomas J. Sauer, Delight Saxton and Sandy Waggoner (all Company employees) for the exclusive benefit of employees who are participants in the ESOP and their designated beneficiaries.

      Employees, who are 21 years or older, are entitled to participate in the ESOP when they have completed one year of service to the Company by June 30 of any year. As of December 31, 2001, 232 employees of the Company were participants in the ESOP. Allocations to each eligible participant’s trust account are made each year from Company contributions, trust income or loss and re-allocations of forfeited ESOP benefits if the participant remains employed throughout the year and has worked a minimum number of hours or his employment has terminated due to death or retirement (as that term is defined in the ESOP) during that year. Allocations are made based upon each participant’s compensation from the Company and time employed by the Company. As provided by law, a participant’s interest in the ESOP becomes 20% vested after three years of service and will continue to vest at 20% per year thereafter until it is fully vested after the seventh year or upon death or total disability. The vesting schedule will be accelerated and the Company’s contributions and ESOP allocations will be modified if the ESOP becomes a “top heavy plan” under federal tax laws.

      In general, Company contributions are immediately tax deductible by the Company, but participants do not recognize income for tax purposes until distributions are made to them. The Company’s Board of Directors determines the amount of Company contributions to the ESOP in cash, Company stock or other property each year with consideration for federal tax laws. The Company’s Board of Directors has authorized a $400,000 cash contribution to the ESOP for the 2001 plan year, and the Company had made an aggregate of $3,050,000 cash contributions for the four years prior to that. Employees may not make contributions to the ESOP. Contributions in cash are used to purchase Company stock; however, other investments may be made and loans may be incurred by the ESOP for the purchase of Company stock.

      The Plan Committee has determined that cash dividends paid by the Company on shares of the Company’s Common Stock held by the ESOP shall be paid out to the participants. The Plan Committee has the right to revoke this decision at any time.

1987 Incentive Stock Option Plan

      The Company has a 1987 Incentive Stock Option Plan (the “1987 Plan”) under which options have been granted to key employees of the Company for the purchase of its Common Stock. Options granted under the 1987 Plan are intended to qualify as incentive stock options as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended. The 1987 Plan authorized the issuance of an aggregate of 2,000,000 shares of the Company’s Common Stock under options. As of March 15, 2002, options for an aggregate of 852,000 shares had been granted to 28 key employees at exercise prices ranging between $3.06 and $10.75 per share; and of such options granted, options have been exercised for the purchase of 713,155 shares, options for 60,162 shares have been terminated, and options for 78,683 shares remain outstanding. The 1987 Plan is now terminated by its terms, and no further options will be granted under it; however, the options held by key employees for 78,683 shares still outstanding remain exercisable in accordance with the terms of those options. None of the Company’s executive officers listed in the “Summary Compensation Table” above were granted, exercised or held an option during 2001 under the 1987 Plan.

1998 Stock Option Plan

      The Company has a 1998 Stock Option Plan (the “1998 Plan”) that authorizes the issuance of an aggregate of 2,000,000 shares of the Company’s Common Stock under options to officers, key employees, directors and other persons who provide valuable services to the Company or its subsidiaries. Options granted under the 1998 Plan may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options which are not incentive stock options (“non-qualified options”). As of March 15, 2002, options for an aggregate of 557,000 shares have been granted to 63 key employees at exercise prices ranging between $15.625 and $25.10 per share; and of such options granted, options have been exercised for the purchase of 121,120 shares, options for 69,000 shares have been terminated, and options for 366,880 shares remain outstanding. In addition to these options to key employees, options for an aggregate of 72,000 shares have been granted to outside directors of the Company at exercise prices ranging between $15.938 and $25.55 per share; and of such options granted, no options have been exercised, options for 10,000 shares have been terminated, and options for 62,000 remain outstanding. 1,450,000 shares remain available in the 1998

Plan for future option grants. In the event there is a “change in control” of the Company and the option holder is thereafter terminated within two years, the exercise rights under his or her option shall accelerate and become fully vested. With the exception of the information set forth below, none of the Company’s executive officers listed in the “Summary Compensation Table” above exercised or held an option during 2001 under the 1998 Plan.

			Number of Shares Underlying	Value of Unexercised In-the-
	Shares Acquired	Value	Unexercised Options at Year End	Money Options at Year End
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Randle F. Rose	0	0	21,000/29,000	$373,770/$576,030

Long-Term Stock Bonus Plans

      The Company’s [1990] Long-Term Stock Bonus Plan reserved 400,000 shares of the Company’s Common Stock for bonuses to be granted to officers and other key employees to provide incentives for high levels of performance and unusual efforts to improve the financial performance of the Company. This Plan terminated on December 31, 1999. In 2000, the Board of Directors and shareholders of the Company adopted the McGrath RentCorp 2000 Long-Term Stock Bonus Plan to replace the prior plan, and under which another 400,000 shares of the Company’s Common Stock are reserved for bonuses to be granted to officers and key employees under conditions substantially the same as the prior plan. Stock Bonus Agreements have been entered into with Dennis C. Kakures, the Company’s President and Chief Operating Officer, and Thomas J. Sauer, the Company’s Vice President and Chief Financial Officer. To date, Messrs. Kakures and Sauer are the only persons who have received Stock Bonus Agreements. From 1990 through 2000, each Agreement provided for a stock bonus to the officer dependent upon the return on equity realized for the Company’s shareholders over a three-year period, and starting with Agreements entered into in 1998, also dependent upon the growth in the Company’s net income over that three-year period before taking into account any income derived from or expenses attributable to interest, income taxes, depreciation and/or amortization (“EBITDA”). Starting in 2001, each Agreement provided for a stock bonus to the officer dependent upon the growth in the Company’s EBITDA after subtracting its debt. The Agreements also provide that the right to receive any stock bonus earned is subject to vesting over a four-year period contingent upon the officer remaining in the employ of the Company; however, in the event there is a “change in control” of the Company and the officer is thereafter terminated, his right to receive any stock bonus earned is accelerated and becomes fully vested. Messrs. Kakures and Sauer were awarded stock bonuses based upon the Company’s performance over the three-year period ended December 31, 2001. The following table sets forth certain information with respect to the stock bonuses awarded. The “Values” in the table are calculated based on the market value of the shares of Common Stock as of December 31, 2001.

		As of 12/31/01		Will Vest at December 31,

Name		Earned	Vested	2002	2003	2004	2005

Dennis C. Kakures	Shares	4,058	812	812	812	811	811
	Value	$152,256	$30,466	$30,466	$30,466	$30,429	$30,429
Thomas J. Sauer	Shares	2,678	536	536	536	535	535
	Value	$100,479	$20,111	$20,111	$20,111	$20,073	$20,073

      The Company has entered into further Stock Bonus Agreements with both Mr. Kakures and Mr. Sauer, under which an estimate of 40,521 shares in additional stock bonuses could be awarded if the Company’s performance goals over the successive three-year periods ending December 31, 2002 and 2003 are met. An estimated 359,479 shares remain available in the 2000 Plan for future bonus grants.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      No member of the Company’s Executive Compensation Committee has a compensation committee interlocking relationship (as defined by the Securities and Exchange Commission). One member of the Committee, Robert P. McGrath, is an employee and officer of the Company, and he has participated in deliberations of the Committee concerning executive officer compensation.

Compensation of Directors

      Each director who is not also an officer or employee of the Company was compensated for his services as a director at the rate of $16,000 per annum plus an additional fee of $750 per meeting for attendance at the meetings of the Board of Directors or one of its Committees (in the event a Committee meeting is held in conjunction with a Board meeting, only one $750 fee is paid to the director). Mr. Dawson and Mr. Zech each received $24,250 for his services as a director of the Company during 2001, and Mr. Hood received $25,000 for his services as a director during 2001. All directors, including those who are officers or employees of the Company, are reimbursed for expenses incurred in connection with attending Board or Committee meetings.

      In addition to cash compensation, the three outside directors of the Company during 2001 (Messrs. Dawson, Hood and Zech) each received a non-qualified stock option under the Company’s 1998 Stock Option Plan for the purchase of 4,000 shares of the Company’s common stock at an exercise price of $25.55 per share.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each of the directors, the chief executive officer and the other four most highly compensated officers of the Company, and all officers and directors as a group as of March 15, 2002. The table is presented in accordance with the rules of the Securities and Exchange Commission and, accordingly, in several instances beneficial ownership of the same shares is attributed to more than one person.

	Beneficial Ownership

	Number of	Percentage of
Name	Shares	Outstanding

Robert P. and Joan M. McGrath(1)(2)	2,175,413	17.5%
McGrath RentCorp
5700 Las Positas Road
Livermore, CA 94550
Dimensional Fund Advisors, Inc.(3)	735,600	5.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Dennis C. Kakures(2)(4)	300,343	2.4%
Delight Saxton(2)	316,716	2.5%
Thomas J. Sauer(2)(4)	253,226	2.0%
Scott A. Alexander(2)	192,193	1.5%
Randle F. Rose(2)(5)	26,092	*
Ronald H. Zech(5)	18,750	*
William J. Dawson(5)	12,000	*
Robert C. Hood(5)	5,700	*
All Executive Officers and Directors as a group (11 persons)(1)(2)(4)(5)	3,339,267	26.7%

*	Denotes less than 1%.

(1)	Includes 319,006 shares held by two organizations controlled by Mr. and Mrs. McGrath; however, they disclaim any beneficial interest in such shares.

(2)	Includes the shares held by the McGrath RentCorp Employee Stock Ownership Plan for benefit of the named individual. The number of shares included is 56,367 shares for Mr. McGrath, 31,290 shares for Ms. McGrath, 49,034 shares for Mr. Kakures, 42,716 shares for Ms. Saxton, 36,852 shares for Mr. Sauer, 41,191 shares for Mr. Alexander, 1,092 shares for Mr. Rose, and 265,426 shares for all executive officers as a group. These shares are included because beneficiaries under the Plan hold sole voting power over the shares (whether or not rights to the shares have vested).

(3)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the “Portfolios.”) In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 735,600 shares of McGrath RentCorp stock as of December 31, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(4)	Includes unvested shares issued to the named individual under the McGrath RentCorp Long-Term Stock Bonus Plan, which shares are subject to return to the Company under certain circumstances. The number of shares included is 15,424 shares for Mr. Kakures, 10,088 shares for Mr. Sauer, and 25,512 shares for all executive officers as a group.

(5)	Includes 58,000 shares, which are the portions of outstanding stock options held by two officers and three directors that will be exercisable over the next 60 days.

Item 13.     Certain Relationships and Related Transactions

Indemnification Agreements

      The Company has entered into Indemnification Agreements with each of its directors and executive officers. These Agreements require the Company to indemnify its officers or directors against expenses and, in certain cases, judgment, settlement or other payments incurred by the officer or director in suits brought by the Company, derivative actions brought by shareholders and suits brought by other third parties. Indemnification has been granted under these Agreements to the fullest extent permitted under California law in situations where the officer or director is made, or threatened to be made, a party to the legal proceeding because of his or her service to the Company.

Control

      By virtue of their positions in the Company and ownership of the Company’s Common Stock, Robert P. McGrath and Joan M. McGrath may be deemed “control persons” of the Company as that term is defined under the Securities Act of 1933, as amended.

Family Relationships

      There are no family relationships between any director or executive officer of the Company except that Robert P. McGrath and Joan M. McGrath are husband and wife

Merger Agreement with Tyco

      Concurrently with the execution of the merger agreement between the Company and a subsidiary of Tyco International Ltd. (“Tyco”) (See “Item 1. Business – Merger Agreement with Tyco” above), Robert P. McGrath, the Chairman of the Board and Chief Executive Officer of the Company, entered into a Transitional Services Agreement with the Company, dated December 20, 2001, but to be effective only upon the consummation of the proposed merger. This Transitional Services Agreement provides that Mr. McGrath will continue to provide services to the Company for a period of three months following the closing of the merger, and in consideration thereof he will receive the same base salary and benefits that he received before the merger and a retention bonus of $1,000,000. At the same time, Mr. McGrath and Joan M. McGrath, his wife and a director of the Company, entered into Confidentiality and Non-Competition Agreements with the Company and a subsidiary of Tyco by which they agreed not to compete with the Company for a period of five years following the consummation of the merger. The Transitional Services Agreement is filed as Exhibit 10.7 hereto, and the Confidentiality and Non-Competition Agreements are filed as Exhibits 10.8 and 10.9 hereto. The foregoing descriptions of the Transitional Services Agreement and the Confidentiality and Non-

Competition Agreements do not purport to be complete descriptions and are qualified by reference to the full text of those agreements attached hereto.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Index of documents filed as part of this report:

1.	The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

           2.     Financial Statement Schedules. None

           3.     Exhibits. See Index of Exhibits on page 49 of this report.

      (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Company on December 26, 2001, by which the Company reported entering into the Merger Agreement with Tyco.

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

MCGRATH RENTCORP

by:	/s/ ROBERT P. MCGRATH

Robert P. McGrath
Chairman of the Board
and Chief Executive Officer

Date: March 18, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ WILLIAM J. DAWSON William J. Dawson	Director	March 18, 2002

/s/ ROBERT C. HOOD Robert C. Hood	Director	March 18, 2002

/s/ JOAN M. MCGRATH Joan M. McGrath	Director	March 18, 2002

/s/ ROBERT P. MCGRATH Robert P. McGrath	Chairman of the Board and Chief Executive Officer	March 18, 2002

/s/ THOMAS J. SAUER Thomas J. Sauer	Vice President and Chief Financial Officer (Chief Accounting Officer)	March 18, 2002

/s/ DELIGHT SAXTON Delight Saxton	Senior Vice President and Director	March 18, 2002

/s/ RONALD H. ZECH Ronald H. Zech	Director	March 18, 2002

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of December 20, 2001, by and between Tyco Acquisition Corp. 33 and McGrath RentCorp	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001, and incorporated herein by reference.
2.1.1	Guarantee of Tyco International Ltd. (to Agreement and Plan of Merger), dated as of December 20, 2001	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001, and incorporated herein by reference.
2.1.2	Exemplar Shareholder Agreement entered into by and between Tyco Acquisition Corp. 33 and certain shareholders of McGrath RentCorp	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 26, 2001, and incorporated herein by reference.
3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.
3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.
3.2	Amended and Restated By-Laws of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), incorporated herein by reference.
3.2.1	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.
3.2.2	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (filed March 31, 1999, amended June 25, 1999), incorporated herein by reference.
3.2.3	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (filed May 14, 1999, amended June 25, 1999) and incorporated herein by reference.
3.2.4	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (filed March 27, 2000), incorporated herein by reference.

Number	Description	Method of Filing

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.
4.1.2	Amended Schedule of Notes with Sample Note	Filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.
4.2	Second Amended and Restated Credit Agreement June 2001	Filed as exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.
4.3	$5,000,000 Committed Credit Facility June 2001	Filed as exhibit 4.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.
10.1	McGrath RentCorp 1987 Incentive Stock Option Plan	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
10.1.1	Exemplar Form of the Incentive Stock Option Agreement	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
10.1.2	Schedule of Options Granted to Officers under 1987 Plan.	Filed herewith.
10.2	McGrath RentCorp 1998 Stock Option Plan	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.2.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.2.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.2.3	Schedule of Options Granted to Officers and Directors under 1998 Plan.	Filed herewith.
10.3	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed herewith.

Number	Description	Method of Filing

10.4	Long-Term Stock Bonus Plan.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.
10.4.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.
10.5	2000 Long-Term Stock Bonus Plan.	Filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.
10.5.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs.	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.
10.5.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001.	Filed herewith.
10.6	Enviroplex Stock Exchange Agreement dated June 2, 2001, by and between McGrath RentCorp, Joe G. Sublett and Donald M. Curtis	Filed herewith.
10.7	Transitional Services Agreement, dated as of December 20, 2001, by and between McGrath RentCorp and Robert P. McGrath	Filed herewith.
10.8	Confidentiality and Non-Competition Agreement, dated as of December 20, 2001, by and between McGrath RentCorp, Tyco Acquisition Corp. 33 and Robert P. McGrath	Filed herewith.
10.9	Confidentiality and Non-Competition Agreement, dated as of December 20, 2001, by and between McGrath RentCorp, Tyco Acquisition Corp. 33 and Joan M. McGrath	Filed herewith.
23	Written Consent of Arthur Andersen, LLP	Filed herewith.
99	Letter Pursuant to Temporary Note 3T	Filed herewith.

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

      See the Investor Relations section of Corporate Information at for the Company’s most recent SEC filings