Form 10-Q
period 2002-03-31
MCGRATH RENTCORP
filed 2002-05-14
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002                     Commission file number 0-13292

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

Yes    X                                                       No

At May 9, 2002, 12,475,275 shares of Registrant’s Common Stock were outstanding.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,

(in thousands, except per share amounts)	2002	2001

REVENUES
Rental	$21,292	$26,107
Rental Related Services	3,971	4,178

Rental Operations	25,263	30,285
Sales	6,145	5,721
Other	356	276

Total Revenues	31,764	36,282

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation	5,368	6,420
Rental Related Services	2,231	2,342
Impairment Loss Related to Rental Equipment	11,887	—
Other	4,928	4,708

Total Direct Costs of Rental Operations	24,414	13,470
Costs of Sales	4,271	3,848

Total Costs	28,685	17,318

Gross Margin	3,079	18,964
Selling and Administrative	5,979	5,797

Income (Loss) from Operations	(2,900)	13,167
Interest	1,147	2,144

Income (Loss) Before Provision for Income Taxes	(4,047)	11,023
Provision (Benefit) for Income Taxes	(1,611)	4,387

Income (Loss) Before Minority Interest	(2,436)	6,636
Minority Interest in Income (Loss) of Subsidiary	(70)	1

Net Income (Loss)	$(2,366)	$6,635

Earnings (Loss) Per Share:
Basic	$(0.19)	$0.55
Diluted	$(0.19)	$0.54
Shares Used in Per Share Calculation:
Basic	12,427	12,147
Diluted	12,674	12,285

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,

(in thousands)	2002	2001

ASSETS
Cash	$4	$4
Accounts Receivable, less allowance for doubtful
Accounts of $1,250 in 2002 and 2001	31,969	36,896
Rental Equipment, at cost:
Relocatable Modular Offices	284,733	281,203
Electronic Test Instruments	64,754	95,419

	349,487	376,622
Less Accumulated Depreciation	(107,617)	(121,100)

Rental Equipment, net	241,870	255,522

Land, at cost	19,303	19,303
Buildings, Land Improvements, Equipment and Furniture, At cost, less accumulated depreciation of $8,971 In 2002 and $8,465 in 2001	32,030	32,479
Prepaid Expenses and Other Assets	11,097	10,680

Total Assets	$336,273	$354,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$92,257	$104,140
Accounts Payable and Accrued Liabilities	31,505	30,745
Deferred Income	15,444	18,473
Minority Interest in Subsidiary	2,876	2,946
Deferred Income Taxes	64,803	66,985

Total Liabilities	206,885	223,289

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Outstanding — 12,464 shares in 2002 and 12,335 shares in 2001	14,949	12,794
Retained Earnings	114,439	118,801

Total Shareholders’ Equity	129,388	131,595

Total Liabilities and Shareholders’ Equity	$336,273	$354,884

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

(in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,366)	$6,635
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,883	6,897
Impairment Loss Related to Rental Equipment	11,887	—
Gain on Sale of Rental Equipment	(1,771)	(1,390)
Provision for Losses on Accounts Receivable	—	50
Change In:
Accounts Receivable	4,927	10,267
Prepaid Expenses and Other Assets	(417)	(562)
Accounts Payable and Accrued Liabilities	675	(2,260)
Deferred Income	(3,029)	(3,155)
Deferred Income Taxes	(2,182)	2,431

Net Cash Provided by Operating Activities	13,607	18,913

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(7,027)	(14,568)
Purchase of Land, Buildings, Land Improvements, Equipment and Furniture	(67)	(688)
Proceeds from Sale of Rental Equipment	5,195	3,744

Net Cash Used in Investing Activities	(1,899)	(11,512)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Notes Payable	(11,883)	(5,576)
Proceeds from the Exercise of Stock Options	2,156	267
Payment of Dividends	(1,981)	(1,699)

Net Cash Used in Financing Activities	(11,708)	(7,008)

Net Increase in Cash	—	393
Cash Balance, Beginning of Period	4	643
Cash Balance, End of Period	$4	$1,036

Interest Paid During the Period	$1,687	$2,988

Income Taxes Paid During the Period	$572	$1,956

Dividends Declared but not yet Paid	$1,996	$1,947

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Note 1. CONSOLIDATED FINANCIAL INFORMATION

     The consolidated financial information for the three months ended March 31, 2002 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three months ended March 31, 2002 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

Note 2. DEPRECIATION

     Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular offices from 18% to 50% of original cost. The change in estimated residual value is based on actual used sales experience of older equipment and better reflects the future expected residual values of modular equipment. For the three months ended March 31, 2002, the effect of this change is a decrease in depreciation expense of $1.8 million and an increase in net income of $1.1 million or $0.09 per diluted share.

Note 3. IMPAIRMENT

     In March 2002, the Company’s RenTelco segment recorded a noncash impairment loss of $11.9 million as a result of ongoing and projected low demand for its rental products coupled with high inventory levels, specifically communications equipment. RenTelco’s business activity levels are directly attributable to the continued broad-based weakness in the telecommunications industry. The Company identified certain rental equipment of RenTelco with carrying values in excess of estimated future net cash flows. An impairment loss was recognized on any rental equipment identified in which the carrying value of the equipment exceeded its fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. The Company plans to sell the rental equipment determined to be in excess of the required levels to meet projected customer demand within one year. The impairment loss is separately captioned on the Statements of Income within Direct Costs of Rental Operations with the fair value of the related impaired equipment valued at $11.6 million included in Rental Equipment — Electronics Test Instruments, at cost, on the Balance Sheet of which $7.7 million is classified as nondepreciable assets pending sale.

Note 4. BUSINESS SEGMENTS

     The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company’s latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2002 and 2001 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars [1]	Electronics [2]	Enviroplex	Consolidated

Three Months Ended March 31, 2002
Rental Revenues	$16,327	$4,965	$—	$21,292
Rental Related Services Revenues	3,817	154	—	3,971
Sales and Other Revenues	3,442	2,699	360	6,501
Total Revenues	23,586	7,818	360	31,764
Depreciation on Rental Equipment	1,755	3,613	—	5,368
Interest Expense (Income)	912	293	(58)	1,147
Income (Loss) before Impairment and Merger Related Expenses and Provision for Income Taxes[3]	8,850	(26)	(565)	8,259
Rental Equipment Acquisitions	6,523	504	—	7,027
Accounts Receivable, net (period end)	22,834	7,186	1,949	31,969
Rental Equipment, at cost (period end)	284,733	64,754	—	349,487
Utilization (Period end)[4]	85.8%	37.2%
Average Utilization[4]	85.9%	34.7%

2001
Rental Revenues	$15,180	$10,927	$—	$26,107
Rental Related Services Revenues	3,958	220	—	4,178
Sales and Other Revenues	2,909	2,136	952	5,997
Total Revenues	22,047	13,283	952	36,282
Depreciation on Rental Equipment	3,158	3,262	—	6,420
Interest Expense (Income)	1,627	625	(108)	2,144
Income (Loss) before Impairment and Merger Related Expenses and Provision for Income Taxes[3]	5,462	5,698	(137)	11,023
Rental Equipment Acquisitions	6,400	8,168	—	14,568
Accounts Receivable, net (period end)	20,019	12,774	2,577	35,370
Rental Equipment, at cost (period end)	265,715	97,786	—	363,501
Utilization (Period end)[4]	85.0%	58.2%
Average Utilization[4]	85.1%	60.8%

[1]	Operates under the trade name Mobile Modular Management Corporation

[2]	Operates under the trade name RenTelco

[3]	In 2002, an impairment loss of $11.9 million and merger related costs of $0.4 million were recorded. No such expenses were incurred in the comparable 2001 period.

[4]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places. Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Three Months Ended March 31, 2002 and 2001

     The Company’s RenTelco division continues to be affected by the broad-based weakness in the telecommunications industry and this has significantly impacted the Company’s overall results for the quarter. RenTelco’s rental revenue levels have declined 55% from first quarter 2001 levels of $10.9 million, its historically highest quarterly rental revenues, to $5.0 million in the first quarter 2002. In March 2002, RenTelco recorded a noncash impairment loss of $11.9 million as a result of ongoing and projected low demand for its rental products coupled with high inventory levels, specifically communications equipment. RenTelco’s pretax contribution, excluding impairment and expenses related to the pending merger with Tyco International, have declined from $5.7 million in the first quarter of 2001 to a slight loss of $26,000 in the first quarter 2002. Looking forward, for the remainder of 2002 and beyond, the Company expects RenTelco’s business activity levels to be lower until such time as the telecommunications industry recovers. If the anticipated recovery does not occur, the Company will be subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company intends to proactively work to sell its underutilized electronics rental inventory and reduce its infrastructure expense to support lower business activity levels.

     Company-wide rental revenues for the three months ended March 31, 2002 decreased $4.8 million (18%) from the comparative period in 2001 with Mobile Modular’s (MMMC) increase of $1.2 million (8%) more than offset by RenTelco’s decline of $6.0 million (55%). MMMC rental revenues increased primarily due to higher equipment levels on rent in first quarter 2002 resulting from strong classroom demand in California occurring subsequent to March 31, 2001, while RenTelco rental revenues declined due to continued broad-based weakness in the telecommunications industry. For MMMC, as of March 31, 2002, modular utilization was 85.8% and modular equipment on rent increased by $17.4 million compared to a year earlier. For the quarter, average utilization for modulars, excluding new equipment not previously rented, increased from 85.1% in 2001 to 85.9% in 2002 while the average monthly yield declined slightly from 2.01% to 2.00% as a result of lower rental rates due a change in the mix of business. For RenTelco, as of March 31, 2002, electronics utilization was 37.2% and electronics equipment on rent decreased $32.8 million compared to a year earlier as demand continues to be weak for this short-term rental product. For the quarter, average utilization for electronics decreased from 60.8% in 2001 to 34.7% in 2002 with the monthly yield decreasing from 3.8% in 2001 to 1.9% in 2002 as a result of 43% lower utilization and 12% lower rental rates.

     Depreciation on rental equipment for the three months ended March 31, 2002 decreased $1.1 million (16%) from the comparative period in 2001 as a result of prospectively increasing the residual value for modular equipment from 18% to 50% of original cost effective January 1, 2002. The change in estimate is based on actual used sales experience of older equipment and better reflects the expected residual values of the modular equipment. If the change in residual value had not occurred, depreciation quarter-over-quarter would have increased $0.7 million as a result of rental equipment purchases, capitalized modular refurbishment costs, and a reduction in the useful life for certain optical equipment since March 31, 2001. For MMMC, as rental revenues for first quarter 2002 increased 8% over first quarter 2001, depreciation expense as a percentage of rental revenues declined from 21% in 2001 to 11% in 2002 due primarily to the impact of the change in residual value for modular equipment. For RenTelco, as rental revenues for the first quarter 2002 declined 55% from first quarter 2001, depreciation expense as a percentage of revenues increased from 30% in 2001 to 73% in 2002 reflecting the lower equipment utilization on slightly lower average equipment levels. Other direct costs of rental operations increased $0.2 million (5%) in the first quarter 2002 over last year’s comparable period primarily due to increased maintenance and repair expenses incurred for the preparation of additional modular equipment for future order opportunities. For the three-month period, consolidated gross margin percentage on rents decreased from 57.4% 2001 to a negative margin of 4.2% in 2002 primarily as a result a noncash $11.9 million impairment loss related to RenTelco’s rental equipment. The impairment loss was recognized as a result of ongoing and projected low demand for its rental products coupled with high inventory levels, specifically communications equipment (See “Note 3 — Impairment” to the Financial Statements on page 4). Excluding the noncash impairment loss, consolidated gross margin percentage on rents would have declined to 51.2% in 2002.

     Rental related services revenues for the three months ended March 31, 2002 decreased $0.2 million (5%) from the comparative period in 2001 as a result of a lower volume of modular equipment movements and site requirements in 2002. Gross margin percentage on these services for the three-month period decreased slightly from 43.9% in 2001 to 43.8% in 2002.

     Sales for the three months ended March 31, 2002 increased $0.4 million (7%) from the comparable period in 2001 as a result of higher sales volume by RenTelco with combined modular sales from MMMC and Enviroplex consistent with last year’s comparable period. RenTelco’s gross margin percentage on sales has declined 21% from 33.7% in first quarter 2001 to 26.6% in first quarter 2002. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin percentage on sales for the three-month period decreased from 32.7% in 2001 to 30.5% in 2002.

     Enviroplex’s backlog of orders as of March 31, 2002 and 2001 was $9.4 million and $9.3 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. (Backlog is not significant in MMMC’s modular business or in RenTelco’s electronic business.)

     Selling and administrative expenses for the three months ended March 31, 2002 increased $0.2 million (3%) over the comparable 2001 period. The increase is due primarily to nonrecurring expenses of $0.4 million related to the Company’s Merger Agreement with Tyco Acquisition Corp. (a direct, wholly-owned subsidiary of Tyco International Ltd.) net of reductions in personnel and benefit costs of $0.2 million. The proposed merger transaction is discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2002, and a copy of the Merger Agreement was attached as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 26, 2001.

     Interest expense for the three months ended March 31, 2002 decreased $1.0 million (47%) from the first quarter 2001 as a result of 20% lower debt levels and 33% lower average interest rates over a year earlier.

     Income before provision for taxes for the three months ended March 31, 2002 decreased $15.1 million (137%) from the comparable quarter in 2001 and net income decreased $9.0 million (136%) with earnings per diluted share decreasing 135% from $0.54 per diluted share in 2001 to a loss of $0.19 per diluted share in 2002. For comparability of the three-month period results, excluding the impairment and pending merger expenses and assuming the increase in modular residual value used in the depreciation calculation had not occurred, net income and earnings per share would have decreased from $6.6 million and $0.54 per diluted share in 2001 to $4.0 million and $0.31 per diluted share in 2002.

     Liquidity and Capital Resources

     This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

     The Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $3.9 million (17%) for the three months ended March 31, 2002 from $22.7 million in 2001 to $18.8 million in 2002. The total cash available from operations and sale proceeds for the three-month period declined primarily as a result lower earnings before impairment, depreciation and amortization expense and net changes in the accounts receivable and accounts payable. Additionally, during the first quarter 2002, additional cash of $2.2 million was generated from the exercise of stock options. During 2002, the primary uses of cash have been the purchase of $7.0 million of additional rental equipment (primarily modulars) to satisfy customer requirements, payment of dividends of $2.0 million to the Company’s shareholders, and debt reduction of $11.9 million.

     The Company had total liabilities to equity ratios of 1.60 to 1 and 1.70 to 1 as of March 31, 2002 and December 31, 2001, respectively. The debt (notes payable) to equity ratios were 0.71 to 1 and 0.79 to 1 as of March 31, 2002 and December 31, 2001, respectively. Both ratios have decreased since December 31, 2001 as a result of debt reduction. The Company strives to minimize borrowings under its lines of credit by using excess cash generated to pay down debt. At March 31, 2002, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $60.3 million was outstanding and included on the Balance Sheet in Notes Payable.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During 2002, no shares have been repurchased. As of May 9, 2002, 805,800 shares remain authorized for repurchase.

     The Company believes that its needs for working capital and capital expenditures through 2002 and beyond will be adequately met by cash flow and bank borrowings.

Item 3. Market Risk

     The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of March 31, 2002, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

PART II -OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Dividends

     On March 21, 2002, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: May 9, 2002	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer

Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)