Form 10-Q
period 2002-06-30
MCGRATH RENTCORP
filed 2002-08-08
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-2579843 (I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551
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

     At August 8, 2002, 12,483,580 shares of Registrant’s Common Stock were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

REVENUES
Rental	$20,658	$25,768	$41,950	$51,875
Rental Related Services	4,319	4,317	8,290	8,495

Rental Operations	24,977	30,085	50,240	60,370
Sales	11,164	11,347	17,309	17,068
Other	335	305	691	581

Total Revenues	36,476	41,737	68,240	78,019

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation	3,737	6,742	9,105	13,162
Rental Related Services	2,320	3,028	4,551	5,370
Impairment Related to Rental Equipment	12,196	—	24,083	—
Other	5,013	3,754	9,941	8,462

Total Direct Costs of Rental Operations	23,266	13,524	47,680	26,994
Costs of Sales	7,939	7,671	12,210	11,519

Total Costs	31,205	21,195	59,890	38,513

Gross Margin	5,271	20,542	8,350	39,506
Selling and Administrative	6,040	5,679	12,019	11,476

Income (Loss) from Operations	(769)	14,863	(3,669)	28,030
Interest	1,077	1,853	2,224	3,997

Income (Loss) Before Provision for Income Taxes	(1,846)	13,010	(5,893)	24,033
Provision (Benefit) for Income Taxes	(734)	5,178	(2,345)	9,565

Income (Loss) Before Minority Interest	(1,112)	7,832	(3,548)	14,468
Minority Interest in Income of Subsidiary	93	217	23	218

Net Income (Loss)	$(1,205)	$7,615	$(3,571)	$14,250

Earnings Per Share:
Basic	$(0.10)	$0.63	$(0.29)	$1.17
Diluted	$(0.10)	$0.62	$(0.29)	$1.16
Shares Used in Per Share Calculation:
Basic	12,475	12,178	12,451	12,162
Diluted	12,648	12,378	12,661	12,336

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2002	2001

	(unaudited)
ASSETS
Cash	$4	$4
Accounts Receivable, less allowance for doubtful accounts of $1,000 in 2002 and $1,250 in 2001	33,137	36,896
Rental Equipment, at cost:
Relocatable Modular Offices	287,032	281,203
Electronic Test Instruments	44,504	95,419

	331,536	376,622
Less Accumulated Depreciation	(103,337)	(121,100)

Rental Equipment, net	228,199	255,522

Land, at cost	19,303	19,303
Buildings, Land Improvements, Equipment and Furniture, at cost, less accumulated depreciation of $9,453 in 2002 and $8,465 in 2001	31,697	32,479
Prepaid Expenses and Other Assets	11,777	10,680

Total Assets	$324,117	$354,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$88,848	$104,140
Accounts Payable and Accrued Liabilities	27,736	30,745
Deferred Income	13,688	18,473
Minority Interest in Subsidiary	2,969	2,946
Deferred Income Taxes	62,457	66,985

Total Liabilities	195,698	223,289

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Outstanding — 12,480 shares in 2002 and 12,335 shares in 2001	15,183	12,794
Retained Earnings	113,236	118,801

Total Shareholders’ Equity	128,419	131,595

Total Liabilities and Shareholders’ Equity	$324,117	$354,884

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

(in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,571)	$14,250
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,138	14,132
Impairment Related to Rental Equipment	24,083	—
Gain on Sale of Rental Equipment	(3,030)	(3,037)
Provision for Losses on Accounts Receivable	877	307
Change In:
Accounts Receivable	2,882	5,711
Prepaid Expenses and Other Assets	(1,097)	(199)
Accounts Payable and Accrued Liabilities	(1,005)	2,923
Deferred Income	(4,785)	(5,679)
Deferred Income Taxes	(4,528)	3,023

Net Cash Provided by Operating Activities	19,964	31,431

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(12,572)	(31,409)
Purchase of Land, Buildings, Land Improvements, Equipment and Furniture	(251)	(891)
Proceeds from Sale of Rental Equipment	9,737	8,204

Net Cash Used in Investing Activities	(3,086)	(24,096)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Payments Under Notes Payable	(15,292)	(4,376)
Net Proceeds from the Exercise of Stock Options	2,389	616
Payment of Dividends	(3,975)	(3,646)

Net Cash Used in Financing Activities	(16,878)	(7,406)

Net Increase (Decrease) in Cash	—	(71)
Cash Balance, Beginning of Period	4	643
Cash Balance, End of Period	$4	$572

Interest Paid During the Period	$2,270	$4,415

Income Taxes Paid During the Period	$2,183	$6,542

Dividends Declared but not yet Paid	$—	$1,966

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note 1. CONSOLIDATED FINANCIAL INFORMATION

     The consolidated financial information for the six months ended June 30, 2002 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the six months ended June 30, 2002 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

Note 2. COMMON STOCK AND OPTIONS (clarification of latest Form 10-K disclosure)

     On July 2, 2001, the Company entered into a Stock Exchange Agreement with the minority shareholders of Enviroplex to increase its ownership in Enviroplex from 73% to 81%. The Company exchanged 85,366 shares of its common stock for 8% of Enviroplex. The transaction was recorded using purchase accounting and was valued at $2,061,000 based on the Company’s closing price of $24.14 per share on June 29, 2001, the last trading day immediately preceding the effective date of the transaction.

Note 3. DEPRECIATION

     Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular offices from 18% to 50% of original cost. The change in estimate is based on actual used equipment sales experience and better reflects the future expected residual values of the modular equipment. Historical results demonstrate that upon sale, the Company recovers a high percentage of its modular equipment cost. The Company’s proactive repair and maintenance program is a key factor contributing to the high recovery of its equipment’s cost upon sale. For the three months ended June 30, 2002, the effect of the change is a decrease in depreciation expense of $1.8 million and an increase in net income of $1.1 million or $0.09 per diluted share. For the six months ended June 30, 2002, the effect of the change is a decrease in depreciation expense of $3.6 million and an increase in net income of $2.2 million or $0.17 per diluted share.

Note 4. IMPAIRMENT

     The Company continually evaluates the recoverability of its rental equipment’s carrying value in accordance with Statement of Financial Accounting Standards No. 144. During the first six months of 2002, the Company’s RenTelco segment recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, especially communications equipment. RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. The Company has limited visibility as to when the recovery in this sector will occur. The impairment charges for the three and six months ended June 30, 2002 are separately captioned on the Statements of Income within Direct Costs of Rental Operations.

     During the first quarter of 2002, the Company evaluated the recoverability of its rental equipment’s carrying values, which resulted in a noncash impairment charge of $11.9 million related to RenTelco’s rental equipment. As a result of the evaluation, equipment was identified with carrying values in excess of its estimated future net cash flows. A key element in the recoverability assessment of the equipment’s carrying value is the Company’s outlook as to the future market conditions for its electronics rental equipment. If the carrying amount of the equipment is not fully recoverable, an impairment charge is recognized to the extent that the carrying value of the equipment exceeds its estimated fair value. The Company estimates fair value based upon the condition of the equipment and market conditions. At March 31, 2002, the Company planned to sell rental equipment determined to be in excess of the required levels to meet projected demand. The impairment charge of $11.9 million recorded in the first quarter primarily related to communications equipment and reduced the carrying value of such equipment to $21.7 million, of which $7.7 million was classified as held for sale.

     Primarily as a result of worsening market demand for RenTelco’s communications equipment during the second quarter of 2002, the Company evaluated the recoverability of carrying values of RenTelco’s rental equipment. An additional noncash impairment charge of $12.2 million was recorded. During the second quarter, a further decline in order activity, rental revenues, and equipment utilization reflected a deteriorating market demand for electronics equipment, particularly communications equipment. Additionally, as the Company attempted to sell the impaired equipment classified as held for sale, it determined that excessive quantities of equipment were appearing in the market place at prices significantly below the Company’s previous estimates of fair value, with little demand. As the telecommunications industry continues to struggle and the market for communications equipment has diminished, the estimated recovery period for the Company’s electronics rental business continues to be extended. As a result of the worsening market conditions, additional equipment was identified with carrying values in excess of the estimated future net cash flows and previously impaired equipment had to be written down further. The Company plans to continue to use its best efforts to sell the rental equipment determined to be in excess of the required levels to meet projected customer demand. There can be no assurance that the Company will be successful in these efforts. The impairment charge of $12.2 million recorded in the second quarter primarily related to communications equipment, reducing its carrying value to $9.7 million of which $1.9 million was classified as held for sale and included in Rental Equipment, at cost: — Electronics Test Instruments, on the Balance Sheet.

Note 5. SUBSEQUENT EVENTS

     PROPOSED MERGER TERMINATED — The proposed merger transaction is discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2002, and a copy of the Merger Agreement was attached as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 26, 2001. On July 1, 2002, McGrath RentCorp exercised its right to terminate the Merger Agreement, dated as of December 20, 2001, between McGrath RentCorp and Tyco Acquisition Corp. 33, a subsidiary of Tyco International Ltd. In August 2002, Tyco Acquisition Corp. 33 paid $1.25 million to McGrath RentCorp as reimbursement of certain costs and expenses incurred in connection with the proposed merger. In connection with the payment, McGrath RentCorp and Tyco Acquisition Corp. 33 have agreed that neither of them will have any claims against the other or their affiliates in connection with the Merger Agreement. The $1.25 million payment will be recorded in the third quarter of 2002 and will be included in Other Revenues on the Statements of Income.

     QUARTERLY DIVIDEND DECLARED — On July 1, 2002, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.18 per share for the second quarter ended June 30, 2002. The dividend was paid on July 31, 2002 to all shareholders of record on July 15, 2002.

Note 6. BUSINESS SEGMENTS

     The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company’s latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2002 and 2001 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars[1]	Electronics[2]	Enviroplex	Consolidated

Six Months Ended June 30,
2002
Rental Revenues	$32,947	$9,003	$—	$41,950
Rental Related Services Revenues	8,005	285	—	8,290
Sales and Other Revenues	8,330	5,367	4,303	18,000
Total Revenues	49,282	14,655	4,303	68,240
Depreciation on Rental Equipment	3,436	5,669	—	9,105
Interest Expense	1,839	493	(108)	2,224
Income before Impairment and Merger Related Expenses and Provision for Income Taxes[3]	18,406	189	187	18,782
Income (Loss) before Merger Related Expenses and Provision for Income Taxes[3]	18,406	(23,894)	187	(5,301)
Rental Equipment Acquisitions	11,246	1,326	—	12,572
Accounts Receivable, net (period end)	23,873	4,960	4,304	33,137
Rental Equipment, at cost (period end)	287,032	44,504	—	331,536
Rental Equipment, net book value (period end)	202,490	25,709	—	228,199
Utilization (Period end)[4]	85.9%	41.9%
Average Utilization[4]	85.9%	35.6%
2001
Rental Revenues	$30,653	$21,222	$—	$51,875
Rental Related Services Revenues	8,090	405	—	8,495
Sales and Other Revenues	7,454	4,501	5,694	17,649
Total Revenues	46,197	26,128	5,694	78,019
Depreciation on Rental Equipment	6,427	6,735	—	13,162
Interest Expense	2,978	1,220	(201)	3,997
Income before Impairment and Merger Related Expenses and Provision for Income Taxes[3]	12,583	10,507	943	24,033
Income before Merger Related Expenses and Provision for Income Taxes[3]	12,583	10,507	943	24,033
Rental Equipment Acquisitions	17,955	13,454	—	31,409
Accounts Receivable, net (period end)	22,084	12,479	5,106	39,669
Rental Equipment, at cost (period end)	274,670	100,187	—	374,857
Rental Equipment, net book value (period end)	195,882	64,600	—	260,482
Utilization (Period end)[4]	84.9%	49.3%
Average Utilization[4]	85.1%	57.0%

[1]	Operates under the trade name Mobile Modular Management Corporation

[2]	Operates under the trade name RenTelco

[3]	In 2002, impairment losses of $24.1 million and merger related costs of $0.6 million were recorded. No such expenses were incurred in the comparable 2001 period.

[4]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

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

Three and Six Months Ended June 30, 2002 and 2001

     The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry and this has significantly impacted the Company’s overall results in 2002. In 2002, RenTelco’s quarterly rental revenues have continued to decline; first quarter 2002 declined 29% from fourth quarter 2001 and second quarter 2002 declined 19% from first quarter 2002. RenTelco’s rental revenue levels have declined 63% from first quarter 2001 levels of $10.9 million, its historically highest quarterly rental revenue level, to $4.0 million in the second quarter of 2002. During the first six months of 2002, RenTelco recorded noncash impairment charges of $24.1 million. Of this amount, $11.9 million was recorded during the three months ended March 31, 2002 and resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. Worsening market demand for the Company’s communications equipment caused an additional $12.2 million impairment charge to be recorded for the three months ended June 30, 2002. RenTelco’s pretax contribution, excluding impairment charges and expenses related to the terminated merger with Tyco International, have declined from $10.5 million in the first six months of 2001 to $0.2 million for the first six months of 2002. The $24.1 million in impairment charges primarily related to reducing the net carrying value of the communications equipment. At June 30, 2002, the Company’s communications equipment, which had an original cost of $50.3 million, has an adjusted cost of $17.7 million with a carrying value of $9.7 million after considering the impairment writedowns, representing 38% of the carrying value of all electronics equipment. Looking forward for the remainder of 2002 and beyond, the Company expects RenTelco’s business activity levels to be low until such time as the telecommunications industry recovers. If business levels continue to decline, the Company will be subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company intends to try to sell its underutilized electronics rental inventory, especially the impaired equipment designated as held for sale valued at $1.9 million, which represents 8% of the net carrying value of all electronics equipment, and to reduce its infrastructure expense to support lower business activity levels.

     Rental revenues for the three and six months ended June 30, 2002 decreased $5.1 million (20%) and $9.9 million (19%) from the comparative periods in 2001. For the six-month period, Mobile Modular Management Corporation’s (“MMMC”) rental revenue increase of $2.3 million (7%) was offset by RenTelco’s rental revenue decrease of $12.2 million (58%). MMMC’s rental revenues increased primarily due to higher equipment levels on rent during the first six months of 2002 resulting from strong classroom demand in California occurring subsequent to June 30, 2001, while RenTelco’s rental revenues declined due to continued broad-based weakness in the telecommunications industry, as described above. For MMMC, as of June 30, 2002, modular utilization was 85.9% and modular equipment on rent increased by $15.7 million compared to a year earlier. For the six month period, average utilization for modulars, excluding new equipment not previously rented, increased from 85.1% in 2001 to 85.9% in 2002 while the average monthly yield remained the same at 2.01% of cost. For RenTelco, electronics utilization as of June 30, 2002, after considering the writedown of impaired equipment, was 41.9% and would have been 43.5% if the electronics equipment classified as held for sale were excluded. Electronics equipment on rent decreased $30.7 million compared to a year earlier as demand continued to worsen for communications rental equipment. For the six-month period, average utilization for electronics decreased from 57.0% in 2001 to 35.6% in 2002 with the monthly yield decreasing from 3.7% of cost in 2001 to 2.1% of cost in 2002 as a result of 38% lower utilization combined with 10% lower rental rates.

     Depreciation on rental equipment for the three and six months ended June 30, 2002 decreased $3.0 million (45%) and $4.1 million (31%) from the comparative periods in 2001 primarily as a result of prospectively increasing the residual value for modular equipment from 18% to 50% of original cost effective January 1, 2002. (See “Note 3 — Depreciation” to the Financial Statements on page 4). Additionally, as a result of the writedown in the first quarter 2002, certain electronics equipment classified as held for sale was no longer depreciated and certain electronics equipment used for rentals had lower depreciation expense as a result of a reduction in the carrying value of the equipment. These decreases in depreciation expense were offset in part by additional depreciation related to rental equipment purchases and capitalized modular refurbishment costs since June 30, 2001, and a reduction in the useful life for certain optical equipment effective January 1, 2002.

     For MMMC in 2002, as rental revenues for both the three and six month periods increased 7% over the comparable periods in 2001, depreciation expense as a percentage of rental revenues for both periods declined from 21% in 2001 to 10% in 2002 due primarily to the impact of the change in residual value for modular equipment discussed above. For RenTelco in 2002, as rental revenues for the first six months of 2002 declined 58% from the first six months of 2001, depreciation expense as a percentage of revenues increased from 32% in 2001 to 63% in 2002 reflecting the lower equipment utilization in 2002. RenTelco’s increase in depreciation expense as a percentage of revenues for the first six months occurred in spite of the first quarter 2002 electronics equipment writedown.

     Other direct costs of rental operations for the three and six month periods increased $1.3 million (34%) and $1.5 million (17%), respectively, over the prior year’s comparable periods primarily due to increased maintenance and repair expenses incurred for the preparation of additional modular equipment for future order opportunities. For the six month period, consolidated gross margin percentage on rents decreased from 58.3% in 2001 to 54.6% in 2002, excluding the noncash impairment charges of $24.1 million related to RenTelco’s rental equipment. (See “Note 4 — Impairment” to the Financial Statements on page 4).

     Rental related services revenues for the three and six months ended June 30, 2002 were comparable to the prior year’s periods in 2001. For the six-month period, rental related service revenues declined 2% from $8.5 million in 2001 to $8.3 million in 2002 with gross margin percentage on these services increasing from 36.8% in 2001 to 45.1% in 2002 due to the mix and volume of modular activity.

     Sales for the three and six months ended June 30, 2002 were comparable to the prior year’s periods in 2001. For the six-month period, sales revenues increased 1% from $17.1 million in 2001 to $17.3 million in 2002. For the six-month period in 2002, higher sales volume at RenTelco ($0.8 million increase) and MMMC ($0.8 million increase) offset Enviroplex’s decline of $1.4 million when compared to 2001. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin percentage on sales for the six-month period decreased from 32.5% in 2001 to 29.5% in 2002. In the future, gross margins on the sale of used modular equipment may decline as a result of higher residual values than in the prior periods.

     Enviroplex’s backlog of orders as of June 30, 2002 and 2001 was $6.7 million and $11.8 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. (Backlog is not significant in MMMC’s modular business or in RenTelco’s electronic business.)

     Selling and administrative expenses for the three and six months ended June 30, 2002 increased $0.3 million (6%) and $0.5 million (5%), respectively, over the comparable periods in 2001. The six month increase in 2002 is due primarily to nonrecurring expenses of $0.6 million related to the Company’s terminated Merger Agreement with Tyco Acquisition Corp. (a direct, wholly-owned subsidiary of Tyco International Ltd.) net of all other selling and administrative expense changes of $0.1 million. The merger transaction is discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2002, and a copy of the Merger

Agreement was attached as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 26, 2001. On July 1, 2002, the Company exercised its right to terminate the Merger Agreement.

     Interest expense for the three and six months ended June 30, 2002 decreased $0.8 million (42%) and $1.8 million (44%), respectively, from the comparable periods in 2001 as a result of lower debt levels and lower average interest rates compared to the prior year periods.

     Income before provision for taxes for the three and six months ended June 30, 2002 decreased $14.9 million (114%) and $29.9 million (125%), respectively, from the comparable periods in 2001 primarily due to RenTelco’s lower operating results combined with the recorded impairment charges related to its rental equipment. For the three and six months ended June 30, 2001 and 2002, the effective tax rate remained unchanged at 39.8%.

     Net income for the three-month period decreased $8.8 million (116%) with earnings per diluted share decreasing 116% from $0.62 per diluted share in 2001 to a loss of $0.10 per diluted share in 2002. For comparability of the three-month period results, excluding the impairment charges and merger expenses related to the terminated merger agreement and assuming the increase in modular residual value used in the depreciation calculation had not occurred, net income and earnings per share would have decreased from $7.6 million and $0.62 per diluted share in 2001 to $5.2 million and $0.41 per diluted share in 2002.

     Net income for the six-month period decreased $17.8 million (125%) with earnings per diluted share decreasing 125% from $1.16 per diluted share in 2001 to a loss of $0.29 per diluted share in 2002. For comparability of the six-month period results, excluding the impairment charges and merger expenses related to the terminated merger agreement and assuming the increase in modular residual value used in the depreciation calculation had not occurred, net income and earnings per share would have decreased from $14.2 million and $1.16 per diluted share in 2001 to $9.1 million and $0.72 per diluted share in 2002.

Liquidity and Capital Resources

     This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

     The Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $9.9 million (25%) for the six months ended June 30, 2002 from $39.6 million in 2001 to $29.7 million in 2002. The total cash available from operations and sale proceeds for the six-month period declined primarily as a result of lower earnings before impairment, depreciation and amortization expense and net changes in the accounts receivable and accounts payable. Additionally, during the first six months of 2002, an increase in the exercise of stock options over the comparable period in 2001 generated additional cash of $1.8 million. During 2002, the primary uses of cash have been the purchase of $12.6 million of additional rental equipment (primarily modulars) to satisfy customer requirements, payment of dividends of $4.0 million to the Company’s shareholders, and debt reduction of $15.3 million.

     The Company had total liabilities to equity ratios of 1.52 to 1 and 1.70 to 1 as of June 30, 2002 and December 31, 2001, respectively. The debt (notes payable) to equity ratios were 0.69 to 1 and 0.79 to 1 as of June 30, 2002 and December 31, 2001, respectively. Both ratios have improved since December 31, 2001 as a result of debt reduction. The Company has reduced net borrowings under its lines of credit by using excess cash generated to pay down debt. At June 30, 2002, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $56.8 million was outstanding and included on the Balance Sheet as Notes Payable.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During 2002, no shares have been repurchased. As of August 8, 2002, 805,800 shares remain authorized for repurchase.

     The Company believes that its needs for working capital and capital expenditures through 2002 and beyond will be adequately met by internally generated cash flow and bank borrowings.

Market Risk

     The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of June 30, 2002, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

PART II OTHER INFORMATION

ITEM 3. OTHER INFORMATION

     On July 1, 2002, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.18 per share for the second quarter ended June 30, 2002. The dividend was paid on July 31, 2002 to all shareholders of record on July 15, 2002. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

     The Company has announced that it will convene its annual shareholders’ meeting at 2:00 p.m. Pacific Time on September 20, 2002 at the Company’s corporate headquarters in Livermore, California

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

Date August 8, 2002	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer

Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)