Form 10-Q
period 2002-09-30
MCGRATH RENTCORP
filed 2002-10-23
CIK 752714

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002	Commission file number 0-13292

McGRATH RENTCORP
(Exact name of registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-2579843 (I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551
(Address of principal executive offices)

Registrant’s telephone number:	(925) 606-9200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

     At October 23, 2002, 12,489,180 shares of Registrant’s Common Stock were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

REVENUES
Rental	$20,202	$25,100	$62,152	$76,975
Rental Related Services	4,483	5,051	12,773	13,546

Rental Operations	24,685	30,151	74,925	90,521
Sales	15,752	11,895	33,061	28,963
Other	1,513	360	2,204	941

Total Revenues	41,950	42,406	110,190	120,425

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation	3,222	7,133	12,327	20,295
Rental Related Services	2,362	2,871	6,913	8,241
Impairment Related to Rental Equipment	—	—	24,083	—
Other	4,135	4,742	14,076	13,204

Total Direct Costs of Rental Operations	9,719	14,746	57,399	41,740
Costs of Sales	11,825	8,207	24,035	19,726

Total Costs	21,544	22,953	81,434	61,466

Gross Margin	20,406	19,453	28,756	58,959
Selling and Administrative	5,084	5,599	17,103	17,075

Income from Operations	15,322	13,854	11,653	41,884
Interest	951	1,748	3,175	5,745

Income Before Provision for Income Taxes	14,371	12,106	8,478	36,139
Provision for Income Taxes	5,719	4,818	3,374	14,383

Income Before Minority Interest	8,652	7,288	5,104	21,756
Minority Interest in Income of Subsidiary	159	124	182	342

Net Income	$8,493	$7,164	$4,922	$21,414

Earnings Per Share:
Basic	$0.68	$0.58	$0.39	$1.76
Diluted	$0.68	$0.58	$0.39	$1.73
Shares Used in Per Share Calculation:
Basic	12,483	12,280	12,462	12,202
Diluted	12,556	12,456	12,628	12,376

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,

(in thousands)	2002	2001

	(unaudited)
ASSETS
Cash	$2,093	$4
Accounts Receivable, less allowance for doubtful accounts of $900 in 2002 and $1,250 in 2001	40,364	36,896
Rental Equipment, at cost:
Relocatable Modular Offices	286,887	281,203
Electronic Test Instruments	42,208	95,419

	329,095	376,622
Less Accumulated Depreciation	(103,773)	(121,100)

Rental Equipment, net	225,322	255,522

Land, at cost	19,102	19,303
Buildings, Land Improvements, Equipment and Furniture, at cost, less accumulated depreciation of $9,917 in 2002 and $8,465 in 2001	31,242	32,479
Prepaid Expenses and Other Assets	9,833	10,680

Total Assets	$327,956	$354,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$72,698	$104,140
Accounts Payable and Accrued Liabilities	29,220	30,745
Deferred Income	22,268	18,473
Minority Interest in Subsidiary	3,128	2,946
Deferred Income Taxes	68,173	66,985

Total Liabilities	195,487	223,289

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Outstanding — 12,484 shares in 2002 and 12,335 shares in 2001	15,235	12,794
Retained Earnings	117,234	118,801

Total Shareholders’ Equity	132,469	131,595

Total Liabilities and Shareholders’ Equity	$327,956	$354,884

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

(in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,922	$21,414
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,890	21,962
Impairment Related to Rental Equipment	24,083	—
Gain on Sale of Rental Equipment	(4,783)	(4,977)
Loss on Sale of Land	26	—
Provision for Losses on Accounts Receivable	1,055	826
Change In:
Accounts Receivable	(4,523)	(1,009)
Prepaid Expenses and Other Assets	847	(769)
Accounts Payable and Accrued Liabilities	(1,612)	(3,899)
Deferred Income	3,795	4,032
Deferred Income Taxes	1,188	7,211

Net Cash Provided by Operating Activities	38,888	44,791

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(16,150)	(41,496)
Purchase of Land, Buildings, Land Improvements, Equipment and Furniture	(125)	(1,511)
Proceeds from Sale of Land	175	—
Proceeds from Sale of Rental Equipment	14,524	13,624

Net Cash Used in Investing Activities	(1,576)	(29,383)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Payments Under Notes Payable	(31,442)	(10,776)
Net Proceeds from the Exercise of Stock Options	2,441	801
Payment of Dividends	(6,222)	(5,612)

Net Cash Used in Financing Activities	(35,223)	(15,587)

Net Increase (Decrease) in Cash	2,089	(179)
Cash Balance, Beginning of Period	4	643

Cash Balance, End of Period	$2,093	$464

Interest Paid During the Period	$3,827	$6,721

Income Taxes Paid During the Period	$2,187	$7,208

Dividends Declared but not yet Paid	$2,248	$1,970

Stock Issued for Equity in Subsidiary	$—	$2,061

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1. CONSOLIDATED FINANCIAL INFORMATION

     The consolidated financial information for the nine months ended September 30, 2002 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the nine months ended September 30, 2002 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

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

Note 3. DEPRECIATION

     Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular offices from 18% to 50% of original cost. The change in estimate is based on actual used equipment sales experience and management believes that this change better reflects the future expected residual values of the modular equipment. Historical results demonstrate that upon sale, the Company recovers a high percentage of its modular equipment cost. The Company’s proactive repair and maintenance program is a key factor contributing to the high recovery of its equipment’s cost upon sale. For the three months ended September 30, 2002, the effect of the change is a decrease in depreciation expense of $1.8 million and an increase in net income of $1.1 million or $0.09 per diluted share. For the nine months ended September 30, 2002, the effect of the change is a decrease in depreciation expense of $5.4 million and an increase in net income of $3.3 million or $0.26 per diluted share.

Note 4. IMPAIRMENT

     The Company continually evaluates the recoverability of its rental equipment’s carrying value in accordance with Statement of Financial Accounting Standards No. 144. A key element in the recoverability assessment of the equipment’s carrying value is the Company’s outlook as to the future market conditions for its electronics rental equipment. If the carrying amount of the equipment is not fully recoverable, an impairment charge is recognized to the extent that the carrying value of the equipment exceeds its estimated fair value. The Company estimates fair value based upon the condition of the equipment and market conditions. As a result of these evaluations, equipment was identified with carrying values in excess of its estimated future net cash flows. During the first six months of 2002, the Company’s RenTelco segment recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, especially communications equipment. During the three months ended September 30, 2002, no impairment charge was recorded. RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. The Company has limited visibility as to when the recovery in this sector will occur. Impairment charges are separately captioned on the Statements of Income within Direct Costs of Rental Operations.

     As of September 30, 2002, the carrying value of communications equipment was $9.0 million, of which $1.3 million is classified as held for sale and included in “Rental Equipment, at cost: Electronics Test Instruments”

on the Balance Sheet. The Company will continue to use its best efforts to sell the rental equipment determined to be in excess of the required levels to meet projected customer demand. There can be no assurance that the Company will be successful in these efforts.

Note 5. PROPOSED MERGER TERMINATED

     The proposed merger transaction is discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2002, and a copy of the Merger Agreement was attached as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 26, 2001. On July 1, 2002, McGrath RentCorp exercised its right to terminate the Merger Agreement, dated as of December 20, 2001, between McGrath RentCorp and Tyco Acquisition Corp. 33, a subsidiary of Tyco International Ltd. In August 2002, Tyco Acquisition Corp. 33 paid $1.25 million to McGrath RentCorp as reimbursement of certain costs and expenses incurred in connection with the proposed merger. In connection with the payment, McGrath RentCorp and Tyco Acquisition Corp. 33 have agreed that neither of them will have any claims against the other or their affiliates in connection with the Merger Agreement. The $1.25 million payment was included in “Other Revenues” on the Statements of Income for the period ending September 30, 2002. Additionally, included in Selling and Administrative expenses for first nine months of 2002 are $0.6 million of nonrecurring merger-related costs and expenses.

Note 6. BUSINESS SEGMENTS

     The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations of these three segments are described in the notes to the consolidated financial statements included in the Company’s latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2002 and 2001 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars(1)	Electronics(2)	Enviroplex	Consolidated

Nine Months Ended September 30,
2002
Rental Revenues	$49,664	$12,488	$—	$62,152
Rental Related Services Revenues	12,342	431	—	12,773
Sales and Other Revenues(3)	14,997	7,703	11,315	34,015
Total Revenues(3)	77,003	20,622	11,315	108,940
Depreciation on Rental Equipment	5,165	7,162	—	12,327
Interest Expense	2,705	634	(164)	3,175
Income before Impairment and Merger Related Items and Provision for Income Taxes(4)	29,239	1,191	1,474	31,904
Income (Loss) before Merger Related Items and Provision for Income Taxes(4)	29,239	(22,892)	1,474	7,821
Rental Equipment Acquisitions	14,051	2,099	—	16,150
Accounts Receivable, net (period end)	30,889	3,647	5,828	40,364
Rental Equipment, at cost (period end)	286,887	42,208	—	329,095
Rental Equipment, net book value (period end)	201,656	23,666	—	225,322
Utilization (Period end)(5)	86.4%	44.7%
Average Utilization(5)	86.0%	37.2%
2001
Rental Revenues	$46,834	$30,141	$—	$76,975
Rental Related Services Revenues	12,998	548	—	13,546
Sales and Other Revenues	12,953	6,826	10,125	29,904
Total Revenues	72,785	37,515	10,125	120,425
Depreciation on Rental Equipment	9,976	10,319	—	20,295
Interest Expense	4,280	1,736	(271)	5,745
Income before Impairment and Merger Related Items and Provision for Income Taxes(4)	20,234	14,115	1,790	36,139
Income (Loss) before Merger Related Items and Provision for Income Taxes(4)	20,234	14,115	1,790	36,139
Rental Equipment Acquisitions	25,804	15,692	—	41,496
Accounts Receivable, net (period end)	30,190	11,144	4,536	45,870
Rental Equipment, at cost (period end)	279,002	99,534	—	378,536
Rental Equipment, net book value (period end)	198,028	61,928	—	259,956
Utilization (Period end)(5)	86.2%	44.2%
Average Utilization(5)	85.3%	53.6%

(1)	Operates under the trade name Mobile Modular Management Corporation.

(2)	Operates under the trade name RenTelco.

(3)	For the three and nine month periods ended September 30, 2002, Sales and Other Revenues and Total Revenues exclude a $1.25 million nonrecurring reimbursement of merger-related costs and expenses.

(4)	For the three and nine month periods ended September 30 2002, impairment losses were $0 and $24.1 million, respectively, and nonrecurring merger related income, net of expenses, were $1.25 million and $0.7 million, respectively. No such items were incurred in the comparable 2001 period.

(5)	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

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

Three and Nine Months Ended September 30, 2002 and 2001

     The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry and this has significantly impacted the Company’s overall results in 2002. In 2002, RenTelco’s quarterly rental revenues have continued to decline; first quarter 2002 declined 29% from fourth quarter 2001, second quarter 2002 declined 19% from first quarter 2002 and third quarter 2002 declined 14% from second quarter 2002. RenTelco’s rental revenue levels have declined 68% from first quarter 2001 levels of $10.9 million, its historically highest quarterly rental revenue level, to $3.5 million in the third quarter of 2002. During the first six months of 2002, RenTelco recorded noncash impairment charges of $24.1 million. Of this amount, $11.9 million was recorded during the three months ended March 31, 2002 and resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. Worsening market demand for the Company’s communications equipment caused an additional $12.2 million impairment charge to be recorded for the three months ended June 30, 2002. There was no impairment charge recorded during the third quarter 2002. RenTelco’s pretax income contribution, excluding impairment charges and items related to the terminated merger with Tyco International, have declined from $14.1 million in the first nine months of 2001 to $1.2 million for the first nine months of 2002. The $24.1 million in impairment charges primarily related to reducing the net carrying value of the communications equipment. At September 30, 2002, the Company’s communications equipment had a carrying value of $9.0 million after considering the impairment writedowns, representing 38% of the carrying value of all electronics equipment. Looking forward for the remainder of 2002 and the forseeable future, the Company expects RenTelco’s business activity levels to be low until such time as the telecommunications industry recovers. If business levels were to decline further, the Company is subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company is actively attempting to sell its underutilized electronics rental inventory, especially the impaired equipment designated as held for sale of $1.3 million, which represents 5% of all electronics equipment.

     Rental revenues for the three and nine months ended September 30, 2002 decreased $4.9 million (20%) and $14.8 million (19%), respectively, from the comparative periods in 2001 as a result of RenTelco’s rental revenue decline. For the nine-month period, Mobile Modular Management Corporation’s (“MMMC”) rental revenue increase of $2.8 million (6%) was offset by RenTelco’s rental revenue decrease of $17.6 million (59%). MMMC’s rental revenues increased primarily due to higher equipment levels on rent during the first nine months of 2002, while RenTelco’s rental revenues declined due to continued broad-based weakness in the telecommunications industry, as described above. For MMMC, as of September 30, 2002, modular utilization was 86.4% and modular equipment on rent increased by $8.0 million compared to a year earlier. For the nine month period, average utilization for modulars, excluding new equipment not previously rented, increased from 85.3% in 2001 to 86.0% in 2002 while the average monthly yield, or rental revenues divided by the average rental equipment cost, remained the same at 2.02% of cost. For RenTelco, electronics utilization as of September 30, 2002 was 44.7% and electronics equipment on rent decreased $25.2 million compared to a year earlier as demand continued to worsen for communications rental equipment. For the nine-month period, average utilization for electronics decreased from 53.6% in 2001 to 37.2% in 2002 with the monthly yield decreasing from 3.4% of cost in 2001 to 2.2% of cost in 2002 as a result of 31% lower utilization combined with 9% lower rental rates.

     Depreciation on rental equipment for the three and nine months ended September 30, 2002 decreased $3.9 million (55%) and $8.0 million (39%), respectively, from the comparative periods in 2001 primarily as a result of prospectively increasing the residual value for modular equipment from 18% to 50% of original cost effective January 1, 2002. (See “Note 3 — Depreciation” to the Financial Statements on page 4). Additionally, as a result of the writedown in the first and second quarters 2002, certain electronics equipment classified as held for sale was no longer depreciated and certain electronics equipment used for rentals had lower depreciation expense as a result of a reduction in the carrying value of the equipment. These decreases in depreciation expense were offset in part by depreciation related to rental equipment additions and a reduction in the useful life for certain optical equipment effective January 1, 2002.

     For MMMC in 2002, as rental revenues for the three and nine month periods increased 3% and 6%, respectively, over the comparable periods in 2001, depreciation expense as a percentage of rental revenues for both periods declined from 21% in 2001 to 10% in 2002 due primarily to the impact of the change in residual value for modular equipment discussed above. For RenTelco in 2002, as rental revenues for the first nine months of 2002 declined 59% from the first nine months of 2001, depreciation expense as a percentage of revenues increased from 34% in 2001 to 57% in 2002 reflecting the lower equipment utilization in 2002. RenTelco’s increase in depreciation expense as a percentage of revenues for the first nine months occurred in spite of the first and second quarter 2002 electronics equipment writedowns.

     Other direct costs of rental operations for the three and nine month periods decreased $0.6 million (13%) and increased $0.9 million (7%), respectively, over the prior year’s comparable periods primarily due to expense changes in the respective periods related to the repair and maintenance of modular rental equipment. For the nine month period, consolidated gross margin percentage on rents increased from 56.5% in 2001 to 57.5% in 2002, excluding the noncash impairment charges of $24.1 million related to RenTelco’s rental equipment. (See “Note 4 — Impairment” to the Financial Statements on page 4).

     Rental related services revenues for the three and nine months ended September 30, 2002 declined $0.6 million (11%) and $0.8 million (6%), respectively, as compared to the prior year’s periods in 2001 due to the mix and volume of modular activity. For the nine-month comparative period, gross margin percentage on these services increased from 39.2% in 2001 to 45.9% in 2002.

     Sales revenues for the three and nine months ended September 30, 2002 increased $3.9 million (32%) and $4.1 million (14%), respectively, compared to the prior year’s periods in 2001. For the nine-month period in 2002, higher sales volume occurred at MMMC ($2.0 million increase), Enviroplex ($1.2 million increase) and RenTelco ($0.9 million increase) as compared to the same period in 2001. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales and margins can fluctuate from quarter to quarter and year to year depending on the mix in equipment sold, customer requirements and funding. Consolidated gross margin percentage on sales for the nine-month period decreased from 31.9% in 2001 to 27.3% in 2002. In the future, gross margins on the sale of used modular equipment may decline as a result of higher residual values in relation to prior periods.

     Enviroplex’s backlog of orders as of September 30, 2002 and 2001 was $2.8 million and $8.6 million, respectively. Backlog is not significant in MMMC’s or RenTelco’s business.

     Other revenues for the three and nine month periods include a $1.25 million nonrecurring reimbursement by a subsidiary of Tyco International of certain costs and expenses incurred in connection with the terminated Merger Agreement (See “Note 5 — Proposed Merger Terminated”).

     Selling and administrative expenses for the three and nine months ended September 30, 2002 decreased $0.5 million (9%) and increased less than $0.1 million (less than 1%), respectively, over the comparable periods in 2001. Included in the first nine months of 2002, are $0.6 million of nonrecurring expenses related to the Company’s terminated Merger Agreement (See “Note 5 — Proposed Merger Terminated”).

     Interest expense for the three and nine months ended September 30, 2002 decreased $0.8 million (46%) and $2.6 million (45%), respectively, from the comparable periods in 2001 as a result of lower debt levels and lower average interest rates compared to the prior year periods.

     Income before provision for taxes for the three and nine months ended September 30, 2002 increased $2.3 million (19%) and decreased $27.7 million (77%), respectively, from the comparable periods in 2001. The nine month decrease is primarily due to RenTelco’s lower operating results combined with the recorded impairment charges related to its rental equipment. For the three and nine months ended September 30, 2001 and 2002, the effective tax rate remained unchanged at 39.8%.

     Net income for the three-month period increased $1.3 million (19%) with earnings per diluted share increasing 17% from $0.58 per diluted share in 2001 to $0.68 per diluted share in 2002. For comparability of the three-month period results, excluding items related to the terminated merger agreement and the increase in modular residual value used in the depreciation calculation, net income and earnings per share would have decreased from $7.2 million and $0.58 per diluted share in 2001 to $6.6 million and $0.53 per diluted share in 2002.

     Net income for the nine-month period decreased $16.5 million (77%) with earnings per diluted share decreasing 78% from $1.73 per diluted share in 2001 to $0.39 per diluted share in 2002. For comparability of the nine-month period results, excluding the impairment charges, items related to the terminated merger agreement and the increase in modular residual value used in the depreciation calculation, net income and earnings per share would have decreased from $21.4 million and $1.73 per diluted share in 2001 to $15.7 million and $1.25 per diluted share in 2002.

Liquidity and Capital Resources

     This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

     The Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $4.8 million (8%) for the nine months ended September 30, 2002 from $58.4 million in 2001 to $53.6 million in 2002. The total cash available from operations and sale proceeds for the nine-month period declined primarily as a result of lower earnings before impairment, depreciation and amortization expense and net changes in the accounts receivable and accounts payable. Additionally, during the first nine months of 2002, an increase in the exercise of stock options over the comparable period in 2001 generated additional cash of $1.6 million. During 2002, the primary uses of cash have been the purchase of $16.2 million of additional rental equipment (primarily modulars) to satisfy customer requirements, payment of dividends of $6.2 million to the Company’s shareholders, and debt reduction of $31.4 million.

     The Company had total liabilities to equity ratios of 1.48 to 1 and 1.70 to 1 as of September 30, 2002 and December 31, 2001, respectively. The debt (notes payable) to equity ratios were 0.55 to 1 and 0.79 to 1 as of September 30, 2002 and December 31, 2001, respectively. Both ratios have improved since December 31, 2001 as a result of debt reduction. The Company has reduced net borrowings under its lines of credit by using cash generated from operations to pay down debt. At September 30, 2002, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $48.7 million was outstanding and included on the Balance Sheet as Notes Payable.

     The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During 2002, no shares have been repurchased. As of October 23, 2002, 805,800 shares remain authorized for repurchase.

     The Company believes that its needs for working capital and capital expenditures through 2002 and the forseeable future will be adequately met by internally generated cash flow and bank borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of September 30, 2002, the Company believes that the carrying amounts of its financial instruments (cash and notes payable) approximate fair value.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2002 Annual Meeting of Shareholders on September 20, 2002. The proposals voted on by the Company shareholders and the voting results are as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
William J. Dawson	9,664,958	0	52,522	2,766,100
Robert C. Hood	9,671,058	0	46,422	2,766,100
Joan M. McGrath	9,607,370	0	110,110	2,766,100
Robert P. McGrath	9,517,715	0	199,765	2,766,100
Delight Saxton	9,612,395	0	105,085	2,766,100
Ronald H. Zech	9,678,757	0	38,723	2,766,100

Continuing as directors after the meeting were William J. Dawson, Robert C. Hood, Joan M. McGrath, Robert P. McGrath, Delight Saxton and Ronald H. Zech.

Proposal 2: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2002 with 9,681,771 in favor, 12,300 against, and 23,409 abstentions and 2,766,100 non-votes.

ITEM 5. OTHER INFORMATION

     On September 20, 2002, the Company declared a quarterly dividend on its Common Stock of $0.18 per share. The dividend will be payable on October 31, 2002 to all shareholders of record on October 15, 2002.

     Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

(1) The Company filed a Current Report on Form 8-K on July 1, 2002 regarding the declaration of a quarterly dividend for the second quarter ended June 30, 2002 and the termination of the Agreement and Plan of Merger, dated as of December 20, 2001, between the Company and Tyco Acquisition Corp. 33.

(2) The Company filed a Current Report on Form 8-K on July 15, 2002 regarding a change in certifying accountant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date October 23, 2002	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer

Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)

McGRATH RENTCORP
CERTIFICATION

I, Robert P. McGrath, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McGrath RentCorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

By:	/s/ Robert P. McGrath

Robert P. McGrath Chief Executive Officer

McGRATH RENTCORP
CERTIFICATION

I, Thomas J. Sauer, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McGrath RentCorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

By:	/s/ Thomas J. Sauer

Thomas J. Sauer Chief Financial Officer