Form 10-K
period 2002-12-31
MCGRATH RENTCORP
filed 2003-03-26
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   X   No

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 28, 2002: $230,545,984.

At March 20, 2003, 12,029,830 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held May 28, 2003, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 49

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements include any statements the Company makes, or implications suggested by statements the Company makes, as to:

•	the future prospects for and growth of the Company and the industries in which it operates, including (i) the extent and duration of weakness in the telecommunications industry and the impact of such weakness on the Company and its and financial conditions, (ii) RenTelco’s ability to increase its earnings contribution to the Company upon recovery of the telecommunications industry;

•	the level of the Company’s future rentals and sales and customer demand;

•	the Company’s ability to effectively compete against its competitors;

•	the Company’s strategies for the future and its ability to implement and maintain such strategies, including its strategies (i) to actively maintain and repair rental equipment cost effectively and to maximize the level of proceeds from the sale of such products and (ii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment;

•	the effect of any future loss of primary manufacturers or suppliers on the Company’s products;

•	the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable legislation;

•	the significance of warranty costs to the Company’s operations;

•	the effect of changes in legislation on the Company’s modular rental and sale revenues, including legislation with respect to policies regarding class size, the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements;

•	interruptions in the passage of statewide and local facility bond measures and the effect of such interruptions on the Company’s operations;

•	the effect of shifting trends in school populations and the need for temporary classroom space during the construction of new schools or new school facilities or during the reconstruction of older schools;

•	the Company’s ability to leverage its costs and expenses over a large installed customer base and improve its operating margins;

•	any future effects on the Company’s costs of operation and liquidity resulting from the use of alternative building materials in modular buildings;

•	the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital and capital expenditures through 2003 and beyond;

•	the effect of changes to the Company’s accounting policies (including our critical accounting policies) and future implementation of these policies, including policies with respect to depreciation, maintenance and refurbishment and impairment; and

•	the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors which are identified in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. These factors include: the effectiveness of management’s strategies and decisions; changes in demand by public schools for the Company’s modular classrooms associated with significant reductions or expected reductions in funding of public schools from the State of California; general economic and business conditions and in particular the continuing weakness in the telecommunications industry; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; changes in equipment specifications, equipment condition or maintenance policies; changes in technology applicable to the Company’s operations; changes in manufacturer’s selling prices; changes in school populations, the level of state funding to public schools and policies regarding class size which affect customer demand; the potential effect of a general decline in the demand in the educational market for the Company’s modular classroom products, a market upon which the Company relies for a substantial portion of its revenue; additional impairment charges on the Company’s equipment; competition in the modular and electronics business; the loss of major suppliers and manufacturers; increases in the general interest rates which can result in higher interest expense associated with the companies variable rate debt; the Company’s inability to pass increased costs on to its customers; and fluctuations in the Company’s rentals and sales of modular or telecommunications equipment. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

PART I

ITEM 1.    BUSINESS.

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

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the relocatable modular buildings, or modulars, from various manufacturers who build them to MMMC’s design specifications. MMMC operates from two branch offices in California and one in Texas. Although MMMC’s primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer demands and requirements.

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

RenTelco rents and sells electronic test equipment nationally from two locations. The Plano, Texas location houses the Company’s communications and fiber optic test equipment inventory, calibration laboratory and eastern U.S. sales engineer and operations staffs. The Livermore, California location houses the Company’s general-purpose test equipment inventory, calibration laboratory and western U.S. sales engineer and operations staffs. Significant portions of RenTelco’s rental and sale revenues are derived from the telecommunications industry. RenTelco continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall revenues.

Communications and fiber optic test equipment is utilized by field technicians, engineers and installer contractors in evaluating voice, data and multimedia communications networks, installing optical fiber cabling and in the development of switch, network and wireless products. RenTelco rents this test equipment primarily to network systems companies, electrical contractors, local & long distance carriers and manufacturers of communications transmission equipment. RenTelco’s communications equipment includes a broad spectrum of products from over 40 different manufacturers domestically and abroad.

Engineers, scientists and technicians utilize general-purpose test equipment in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to electronics, industrial, research and aerospace companies. The majority of RenTelco’s general-purpose equipment is manufactured by Agilent (formerly Hewlett Packard) and Tektronix.

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

A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, the rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to California public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) comprised approximately 40%, 34% and 35%, of the Company’s consolidated rental and sales revenues for 2002, 2001 and 2000, respectively.

Please see Note 10 to the Consolidated Financial Statements on page 39 for more information on the Company’s business segments.

As of December 31, 2002, the Company had 436 employees, of whom 46 are primarily administrative and executive personnel, and the remaining 390 are engaged in manufacturing or rental operations. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems, which results in the efficient use of overhead. Each product line has its own sales and technical personnel.

No single customer has accounted for more than 10% of the Company’s total revenues generated in any given year. The Company’s business is not seasonal, except for the rental and sale of classrooms, which is heaviest in the several months prior to the opening of school each fall.

The Company’s common stock is traded on the NASDAQ National Market System under the symbol “MGRC.”

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as temporary office space and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-modular facilities, complete with wood exteriors and mansard roofs. The rental fleet includes a full range of styles and sizes. MMMC considers its modulars to be among the most attractive and well designed available. The units are constructed with wood siding, sturdily built and physically capable of a long useful life. Units are provided with installed heat, air conditioning, lighting, electricity and floor covering, and may have customized interiors including partitioning, carpeting, cabinetwork and plumbing facilities.

MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2002, MMMC purchased 28% of its modular product from one manufacturer. MMMC believes that the loss of its primary manufacturer of modulars could have an effect on its operations since MMMC could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

The modular product is manufactured to state building codes, has a low risk of obsolescence, and can be modified or reconfigured to accommodate a wide variety of customer needs. Historically, as state building codes have changed over the years, MMMC has continued to be able to use existing modular equipment, with minimal required upgrades, if any. MMMC has no assurance that it will continue to be able to use existing modular equipment with minimal upgrades as building codes change in the future.

MMMC operates from three regional inventory centers serving large geographic areas in California and Texas with in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. MMMC believes operating from large regional inventory centers results in better operating margins as operating costs are spread over a large installed customer base. MMMC actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, generates high sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. Making these expenditures for repair and maintenance throughout the equipment’s life results in older equipment renting for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold represented less than 3% of rental equipment, and has been, on average, 10 years old with sale proceeds averaging better than 95% of the equipment’s capitalized cost. MMMC depreciates its rental equipment over 18 years using a 50% residual value effective January 1, 2002 and using an 18% residual value prior to 2002.

Marketing

MMMC’s largest single demand is for temporary classroom and other educational space needs of public and private schools, colleges and universities. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and, several years ago, class size reduction (see “Classroom Rentals and Sales to California Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. The modular product offers customers quick, cost-effective space solutions while conserving their capital. The Company’s branch and corporate offices, with the exception of RenTelco’s Plano facility and Enviroplex’s facility, are housed in various sizes of modulars.

Since most of MMMC’s customer requirements are to fill temporary space needs, MMMC’s marketing emphasis is on rentals rather than sales. MMMC attracts customers through its website at www.mobilemodularrents.com, extensive yellow page advertising, telemarketing and direct mail. Customers are encouraged to visit an inventory center to view different models on display and to see a branch office, which is a working example of a modular application.

Because service is a major competitive factor in the rental of modulars, MMMC offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, in-house customization services, rapid delivery, timely installation and maintenance of its units. Customers are able to view and select inventory for quote on MMMC’s website.

Rentals

Rental periods range from one month to ten years with a typical rental period of eighteen months. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms attractive to MMMC.

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

At December 31, 2002, MMMC had 18,707 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $285.9 million or an average cost per unit of $15,300. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2002, fleet utilization was 85.2% and average fleet utilization during 2002 was 85.9%.

Sales

In addition to operating its rental fleet, MMMC sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2002, MMMC’s largest sale of modulars was for new buildings to a county agency for approximately $1.8 million. This sale represented approximately 9% of MMMC’s sales, 4% of the Company’s consolidated sales, and 1% of the Company’s consolidated revenues.

MMMC provides limited 90-day warranties on used modulars and passes through the manufacturers’ one-year warranty on new units to its customers. Warranty costs have not been significant to MMMC’s operations to date, and MMMC attributes this to its commitment to high quality standards and regular maintenance programs. However, there can be no assurance that warranty costs will continue to be insignificant to MMMC’s operations in the future.

In addition to MMMC’s sales, the Company’s subsidiary, Enviroplex, manufactures and sells DSA portable classrooms to school districts in California (see “Classroom Sales by Enviroplex” below).

Competition

Management estimates the business of renting relocatable modular buildings is an industry that today has equipment on rent or available for rent in the United States with an aggregate original cost in excess of $4.0 billion. Competition in the rental and sale of relocatable modular buildings is intense. Two national firms are engaged in the rental of modulars, have many offices throughout the country and may have substantially greater financial resources than MMMC. Several hundred other companies are estimated to operate regionally throughout the country. MMMC operates primarily in California and Texas. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. MMMC markets high quality, well-constructed and attractive modulars. MMMC believes that part of the strategy for modulars should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. MMMC is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of its units. MMMC’s efficiency and responsiveness continues to improve as procedures, processes and computer systems that control its internal operations are enhanced. MMMC anticipates strong competition in the future and believes its process of improving its products and services is ongoing.

Classroom Sales by Enviroplex

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

During 2002, Enviroplex’s largest sale was for $3.3 million of new classrooms to a school district. This sale represented 26% of Enviroplex’s sales, 8% of the Company’s consolidated sales and 2% of the Company’s consolidated revenues. All of Enviroplex’s sales occur in California, with most sales occurring directly with California public school districts.

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

Enviroplex has simplified its manufacturing process through value engineering by changing materials, determining which components are made in-house versus purchased, reducing the number of components and increasing the production efficiency at an overall lower cost without sacrificing quality. Enviroplex’s strategy is to improve the quality and flexibility of its product. Enviroplex understands that in addition to quality classrooms that are competitively priced and delivered on time, its customers want choices in design flexibility and customization. Management believes Enviroplex’s niche in providing these additional features in its products gives it a competitive edge. However, there can be no assurance that Enviroplex will be able to continue to provide design flexibility and customization that can effectively compete in the market.

Enviroplex provides a one-year warranty on manufactured equipment. Warranty costs have not been significant to Enviroplex’s operations to date, which can be attributed to Enviroplex’s dedication to manufacturing and delivering a quality, problem-free product. However, there can be no assurance that warranty costs will continue to be insignificant to Enviroplex’s operations in the future.

Enviroplex purchases raw materials from a variety of suppliers. Each component part has multiple suppliers. Enviroplex believes the loss of any one of these suppliers would not have a material adverse affect on its operations.

Classroom Rentals and Sales to California Public Schools (K-12)

The rental and sales of modulars to California public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years, that rentals and sales to these schools constitute:

Rentals and Sales to California Public Schools (K-12) as a

Percentage of Total Rental and Sales Revenues

Percentage of:	2002	2001	2000	1999	1998
Modular Rental Revenues (MMMC)	49%	49%	47%	48%	44%
Modular Sales Revenues (MMMC & Enviroplex)	54%	54%	61%	52%	78%
Consolidated Rental and Sales Revenues[1]	40%	34%	35%	34%	45%

1    Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues by the Company’s consolidated rental and sales revenues.

The elevated modular sales percentage shown for 1998 can be attributed to the Class Size Reduction Program instituted by the State of California. School districts were given great incentive to reduce class size in the lower grades from 30 students to no greater than 20 students. This highly popular program created a great demand for both purchasing and renting classroom buildings and was essentially implemented by the end of 1999. In 2000, the increased modular sales percentages resulted from new requirements beyond Class Size Reduction by school districts.

The great majority of funding for facility requirements in California’s public schools (K-12) and community colleges is derived from the passage of both statewide and local facility bond measures. Historically, the Company has benefited from the passage of these types of facility bonds and believes these are essential to its business. Looking forward, the Company believes that any interruption in the passage of these types of facility bonds, contraction of the Class Size Reduction Program, a lack of fiscal funding, or a significant reduction of funding from the State of California to public schools may have a material adverse effect on both rental and sale revenues of the Company.

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

In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. School districts initially had until August 31, 2002 and then December 31, 2002 to make the necessary modifications to extend their usage of these buildings. To the extent that school districts have not retrofitted these buildings and return the equipment, rental income levels could be impacted negatively. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. At December 31, 2002, the net book value of DOH classrooms represented less than 1.9% of the net book value of the Company’s modular rental equipment and 1.2% of the total assets of the Company, and the utilization of these DOH classrooms was 71.9%.

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS

Description

RenTelco’s communications and fiber optics rental inventory includes fiber, telecom, SONET, ATM, broadcast, copper, line simulator, microwave, network and transmission test equipment. The general-purpose inventory includes oscilloscopes, amplifiers, spectrum, network and logic analyzers, CATV, component measurement, industrial, signal source, microprocessor development and power source test equipment. RenTelco’s communications inventory includes equipment from over 40 manufacturers and the majority of the general-purpose inventory is manufactured by Agilent (formerly Hewlett Packard) and Tektronix. RenTelco also rents electronic instruments from other rental companies and re-rents the instruments to customers.

During the first six months of 2002, RenTelco recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for its rental products coupled with high inventory levels, especially communications equipment. RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. RenTelco has limited visibility as to when the recovery in this sector will occur, and there can be no assurance as to the effect of such recovery on RenTelco’s operations.

At December 31, 2002, RenTelco had an aggregate cost of electronics rental inventory and accessories of $39.8 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. Utilization was 41.6% as of December 31, 2002 and averaged 38.2% during the year. Generally, RenTelco targets utilization levels in a range between 50% and 55%. There can be no assurance that in the future RenTelco’s utilization levels will reach RenTelco’s target utilization levels or even remain at their 2002 average. RenTelco rents electronic test equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3% to 10% of the current manufacturers’ list price. RenTelco depreciates its equipment over 5 to 8 years with no residual value.

RenTelco endeavors to maintain an inventory of equipment meeting more current technological standards and attempts to sell equipment so that the majority of the inventory is less than five years old. RenTelco generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. With weak market demand and lower than target utilization levels, RenTelco will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that RenTelco will be successful in these efforts. In 2002, approximately 36% of the electronics revenues were derived from sales. The largest electronics sale during 2002 represented 4% of electronics sales and less than 1% of the Company’s consolidated sales and consolidated revenues.

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

RenTelco markets its electronic equipment throughout the United States. RenTelco attracts customers through its website at www.rentelco.com, an extensive telemarketing program, trade show participation and direct mail campaigns.

RenTelco believes that customers rent electronic test and measurement instruments for many reasons. Customers frequently need equipment for short-term projects, for backup to avoid costly downtime and to evaluate new products. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. RenTelco also believes that a substantial portion of electronic test and measurement instruments are used for research and development projects where the relative certainty of rental costs can facilitate cost control and be useful in bidding for government contracts. Finally, as is true with the rental of any equipment, renting rather than purchasing may better satisfy the customer’s budgetary constraints.

The industry consists primarily of three major companies. RenTelco competes with these major companies on the basis of product availability, price, service, and reliability. However, all three companies are much larger than RenTelco, may have substantially greater financial resources and are well established in the industry with a large inventory of equipment, several branch offices and experienced personnel, and there can be no assurance that RenTelco will be able to compete effectively with these major companies in the future.

PRODUCT HIGHLIGHTS

The following table shows the revenue components, percentage of rental and total revenues, rental equipment (at cost), rental equipment (net book value), number of relocatable modular buildings, year-end and average utilization, average rental equipment (at cost), annual yield on average rental equipment (at cost) and gross margin on rental revenues and sales by product line for the past five years.

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2002	2001	2000	1999	1998

Relocatable Modular Buildings (operating under MMMC and Enviroplex)
Revenues
Rental	$66,214	$63,542	$56,779	$51,622	$47,957
Rental Related Services	16,936	17,117	16,462	12,542	11,007

Total Modular Rental Operations	83,150	80,659	73,241	64,164	58,964

Sales—MMMC	20,124	15,758	23,831	16,100	23,171
Sales—Enviroplex	12,488	14,993	16,992	11,150	20,672

Total Modular Sales	32,612	30,751	40,823	27,250	43,843

Other	678	644	423	500	448

Total Modular Revenues	$116,440	$112,054	$114,487	$91,914	$103,255

Percentage of Rental Revenues	80.8%	63.1%	59.8%	65.5%	66.6%
Percentage of Total Revenues	80.3%	70.3%	69.7%	70.7%	76.2%
Rental Equipment, at cost (year-end)	$285,901	$281,203	$261,081	$238,449	$216,444
Rental Equipment, net book value (year-end)	$200,593	$197,764	$187,059	$171,166	$156,790
Number of Units (year-end)	18,707	18,554	17,555	16,230	15,139
Utilization (year-end)[1]	85.2%	86.2%	84.9%	80.2%	83.0%
Average Utilization[1]	85.9%	85.4%	82.3%	81.6%	83.1%
Average Rental Equipment, at cost[2]	$274,912	$260,760	$238,408	$213,571	$186,865
Annual Yield on Average Rental Equipment, at cost	24.1%	24.4%	23.8%	24.2%	25.7%
Gross Margin on Rental Revenues	65.3%	55.2%	50.2%	55.3%	56.2%
Gross Margin on Sales	27.3%	30.9%	28.0%	29.5%	30.8%

Electronic Test and Measurement Instruments (operating under RenTelco)
Revenues
Rental	$15,777	$37,180	$38,152	$27,132	$24,010
Rental Related Services	561	710	723	501	521

Total Electronics Rental Operations	16,338	37,890	38,875	27,633	24,531
Sales	9,645	8,784	10,201	9,789	7,201
Other	508	666	595	626	441

Total Electronics Revenues	$26,491	$47,340	$49,671	$38,048	$32,173

Percentage of Rental Revenues	19.2%	36.9%	40.2%	34.5%	33.4%
Percentage of Total Revenues	18.3%	29.7%	30.3%	29.3%	23.8%
Rental Equipment, at cost (year-end)	$39,786	$95,419	$92,404	$72,832	$66,573
Rental Equipment, net book value (year-end)	$21,306	$57,758	$60,343	$46,012	$43,238
Utilization (year-end)[1]	41.6%	34.4%	63.5%	54.4%	51.5%
Average Utilization[1]	38.2%	50.4%	61.4%	53.8%	54.6%
Average Rental Equipment, at cost[3]	$58,952	$97,715	$82,401	$68,420	$56,859
Annual Yield on Average Rental Equipment, at cost	26.8%	38.0%	46.3%	39.7%	42.2%
Gross Margin on Rental Revenues[3]	(120.3)%	56.6%	63.8%	59.5%	61.5%
Gross Margin on Sales	29.1%	32.7%	32.6%	29.7%	32.9%
Total Revenues[4]	$145,086	$159,394	$164,158	$129,962	$135,428

1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average costs for the year.
2	Average rental equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	In 2002, RenTelco’s Average Rental Equipment, at cost, and Gross Margin on Rental Revenues were significantly impacted by impairment charges of $24.1 million recorded in the first half of 2002.
4	In 2002, in addition to the revenues from modulars and electronics products, 1.4% of Total Revenues resulted from a $1.25 million nonrecurring reimbursement of merger related costs and expenses and $0.9 million gain on land sales not allocated to the specific products.

TERMINATED MERGER AGREEMENT

On July 1, 2002, McGrath RentCorp exercised its right to terminate a merger agreement, dated as of December 20, 2001, between McGrath RentCorp and Tyco Acquisition Corp. 33 (“Tyco”), a subsidiary of Tyco International Ltd. During 2001 and 2002, the Company incurred merger related expenses of $1.9 million and $0.6 million, respectively. In August 2002, Tyco paid $1.25 million to McGrath RentCorp as reimbursement of certain costs and expenses incurred in connection with the proposed merger. In connection with the payment, McGrath RentCorp and Tyco have agreed that neither of them will have any claims against the other or their affiliates in connection with the merger agreement.

ITEM 2.    PROPERTIES.

The Company currently conducts its operations from five locations. Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston Area). These three branches conduct rental and sales operations from multi-modular buildings, serving as working models of the Company’s product. Electronic test and measurement instrument rental and sales operations are conducted from the Livermore facility and from a facility in Plano, Texas (Dallas Area). The Company’s majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay Area).

During 2002, the Company sold excess properties located in Corona, California and Arlington, Texas, which were not part of existing operating facilities for a gain of $905,000.

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2002. The Company owns all properties, except as noted in footnote 4 of the Facilities table below.

Facilities

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	9,840	—	9,840
Relocatable Modular Buildings
Livermore, California[1,2]	139.7	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Electronic Test and Measurement Instruments
Livermore, California[1]	—	8,400	7,920	16,320
Plano, Texas[3]	2.6	28,337	10,773	39,110
Enviroplex, Inc.
Stockton, California[4]	16.9	5,825	120,080	125,905

	287.7	71,870	261,653	333,523

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and both modulars and electronics branch operations.
2	Of the 139.7 acres, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March 2008, 2.2 acres are rented to a third party through October 2005 and 35.8 acres are undeveloped.
3	Of the 28,337 square feet of office space, 19,152 square feet are rented to a third party through February 2006.
4	Of the 16.9 acres, 6 acres are rented through June 2004. The leased facility includes 2,460 square feet of office space and 18,030 square feet of warehouse space.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS.

The Company’s common stock is traded in the NASDAQ National Market System under the symbol “MGRC”.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity

	2002				2001
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$23.60	$25.62	$31.15	$37.92	$37.69	$26.70	$27.50	$22.50
Low	$20.08	$17.21	$24.53	$27.90	$20.01	$20.22	$21.63	$17.63
Close	$23.15	$20.37	$25.92	$30.75	$37.52	$21.51	$24.14	$21.88
Dividends Declared	$0.18	$0.18	$0.18	$0.16	$0.16	$0.16	$0.16	$0.16

As of March 20, 2003, the Company’s common stock was held by 85 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2002 and 2001 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company’s Long-Term Stock Bonus Plans provide for stock bonuses to be granted to officers and key employees dependent upon achievement of certain financial goals covering specified performance periods. The Company issued to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, an aggregate of 6,736 shares of common stock in March 2002, 4,948 shares of common stock in March 2001 and 20,920 shares of common stock in March 2000. These issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2002 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data

(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2002	2001	2000	1999	1998
Operations Data
Revenues
Rental	$81,991	$100,722	$94,931	$78,754	$71,967
Rental Related Services	17,497	17,827	17,185	13,043	11,528

Rental Operations	99,488	118,549	112,116	91,797	83,495
Sales	42,257	39,535	51,024	37,039	51,044
Other	3,341	1,310	1,018	1,126	889

Total Revenues	145,086	159,394	164,158	129,962	135,428

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	15,792	27,270	23,850	19,780	16,862
Rental Related Services	9,497	10,654	9,304	7,153	6,531
Impairment of Rental Equipment	24,083	—	1,927	—	—
Other	17,839	17,298	16,323	14,284	13,390

Total Direct Costs of Rental Operations	67,211	55,222	51,404	41,217	36,783
Cost of Sales	30,541	27,172	36,256	26,078	35,189

Total Costs	97,752	82,394	87,660	67,295	71,972

Gross Margin	47,334	77,000	76,498	62,667	63,456
Selling and Administrative	22,099	24,955	19,982	17,103	16,220

Income from Operations	25,235	52,045	56,516	45,564	47,236
Interest	3,982	7,078	8,840	6,606	6,326

Income before Provision for Income Taxes	21,253	44,967	47,676	38,958	40,910
Provision for Income Taxes	8,459	17,807	19,762	14,874	16,010

Income before Minority Interest	12,794	27,160	27,914	24,084	24,900
Minority Interest in Income of Subsidiary	161	482	670	251	1,005

Income before Effect of Accounting Change	12,633	26,678	27,244	23,833	23,895
Cumulative Effect of Accounting Change, net of tax[1]	—	—	—	(1,367)	—

Net Income	$12,633	$26,678	$27,244	$22,466	$23,895

Earnings Per Share:
Basic
Income before Cumulative Effect of Accounting Change	$1.01	$2.18	$2.21	$1.80	$1.69
Cumulative Effect of Accounting Change, net of tax[1]	—	—	—	(0.10)	—

Net Income	$1.01	$2.18	$2.21	$1.70	$1.69

Diluted
Income before Cumulative Effect of Accounting Change	$1.00	$2.14	$2.19	$1.78	$1.67
Cumulative Effect of Accounting Change, net of tax[1]	—	—	—	(0.10)	—

Net Income	$1.00	$2.14	$2.19	$1.68	$1.67

Shares Used in Per Share Calculation:
Basic	12,468	12,232	12,334	13,235	14,163
Diluted	12,619	12,495	12,428	13,383	14,349
Cash Dividends Declared Per Common Share	$0.70	$0.64	$0.56	$0.48	$0.40
Pro Forma Amounts Assuming Change had been in effect during 1998
Net Income	$12,633	$26,678	$27,244	$23,833	$23,697
Earnings Per Share—Basic	$1.01	$2.18	$2.21	$1.80	$1.67
Earnings Per Share—Diluted	$1.00	$2.14	$2.19	$1.78	$1.65

Selected Consolidated Financial Data (continued)

(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data (at period end)
Rental Equipment, at cost	$325,687	$376,622	$353,485	$311,281	$282,987
Rental Equipment, net	$221,899	$255,522	$247,402	$217,178	$200,028
Total Assets	$313,134	$354,884	$357,246	$297,722	$278,676
Notes Payable	$55,523	$104,140	$126,876	$110,300	$97,000
Shareholders’ Equity	$139,019	$131,595	$108,958	$95,403	$105,394
Shares Issued and Outstanding	12,490	12,335	12,125	12,546	13,970

Book Value Per Share	$11.13	$10.67	$8.99	$7.60	$7.54
Debt (Total Liabilities) to Equity	1.25	1.70	2.28	2.12	1.64
Debt (Notes Payable) to Equity	0.40	0.79	1.16	1.16	0.92
Return on Average Equity	9.5%	22.0%	26.7%	22.7%	24.0%

1	Effective January 1, 1999, rental revenue is recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month billing period were recorded as deferred income (i.e. partial month billings for days beyond month end were not deferred). The new method of recognizing rental revenue was adopted after the Company undertook a review of its revenue recognition policies after the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.” The effect is reported as a change in accounting method in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”. In 1999, the cumulative effect of changing to a new method of accounting effective January 1, 1999 was a decrease in net income by $1.4 million (net of taxes of $0.9 million) or $0.10 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under “Item 1. Business” and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

General

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test and measurement instruments on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sale revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. Generally, rents recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, high sale proceeds are generated as compared to its capitalized cost. Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronics equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continued advocacy and collaboration with governing agencies and legislative bodies for ongoing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronics equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are in good operating condition.

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California are currently experiencing or are expected to experience in the near term a significant reduction of funding from the state associated with the state’s general reductions in its budget. As a result of the reduced funding, lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides to be postponed or terminated; however, there can be no assurance that will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of the reduced or expected reduction in funding of public schools in the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of the Class Size Reduction Program by the State of California to public schools may have a material adverse effect on both rental and sale revenues of the Company. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to California Public Schools (K-12)” above.)

The Company’s rental operations include rental and rental related service revenues which comprised approximately 69% of consolidated revenues in 2002 and 70% of consolidated revenues for the three years ended December 31, 2002. Over the past three years, modulars comprised 72% and electronics comprised 28% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously available for rent, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from governmental agencies in California and Texas. Sales and other revenues of both modular and electronic test equipment have comprised approximately 31% of the Company’s consolidated revenues in 2002 and 30% of the Company’s consolidated revenues over the last three years. During these three years, modulars comprised 76%, electronics represented 22%, and items not allocated to these product segments represented 2% of sales and other revenues. The Company’s cost of sales include the carrying value of the equipment sold and all the direct costs associated with the sale.

The rental and sale of modulars to California public school districts comprised 40%, 34% and 35% of the Company’s consolidated rental revenues and consolidated sales revenues for 2002, 2001 and 2000. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to California Public Schools (K-12)” above.)

Selling and administrative expenses primarily include personnel and benefit costs, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems, which result in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or sustain its historical operating margins.

The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results in 2002. In 2002, RenTelco’s rental revenues declined 58% to $15.8 million from $37.2 million in 2001 with quarterly rental revenues declining each quarter during the year. During the first six months of 2002, RenTelco recorded noncash impairment charges of $24.1 million. Of this amount, $11.9 million was recorded during the three months ended March 31, 2002 and resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. Worsening market demand for the Company’s communications equipment caused an additional $12.2 million impairment charge to be recorded for the three months ended June 30, 2002. There was no impairment charge recorded during the second half of 2002. In conjunction with these writedowns, equipment with an adjusted value of $1.9 million was classified as held for sale and was no longer depreciated. As a result of the above, RenTelco’s pretax contribution has declined from pretax earnings of $16.0 million in 2001 to a pretax loss of $22.0 million in 2002. The $24.1 million in impairment charges primarily reduced the net carrying value of the RenTelco’s communications equipment. At December 31, 2002, the communications equipment had a carrying value of $8.1 million after considering the writedowns, or 38% of the electronics inventory, and includes the remaining equipment held for sale of $0.6 million. There can be no assurance that future impairment charges on RenTelco’s remaining equipment will not occur.

Looking forward for the foreseeable future, the Company expects RenTelco’s business activity levels to be low until such time as the telecommunications industry recovers. While management has limited visibility as to when the recovery in this sector will occur, management believes executing the plan to reduce equipment and overhead expense levels to meet projected business activity levels for the near term, positions RenTelco to increase its earnings contribution upon the recovery of the telecommunications industry. However, there can be no assurance as to RenTelco’s operations and financial results in connection with any such recovery. If business levels were to decline further, the Company is subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that the Company will be successful in these efforts.

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2002– 2000	Year Ended December 31,			2002 over 2001	2001 over 2000
		2002	2001	2000

Revenues
Rental	59%	57%	63%	58%	(19)%	6%
Rental Related Services	11	12	11	10	(2)	4

Rental Operations	70	69	74	68	(16)	6
Sales	28	29	25	31	7	(23)
Other	2	2	1	1	155	29

Total Revenues	100%	100%	100%	100%	(9)%	(3)%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14	11	17	15	(42)	14
Rental Related Services	6	7	7	6	(11)	15
Impairment of Rental Equipment	6	17	0	1	100	(100)
Other	11	11	11	9	3	6

Total Direct Costs of Rental Operations	37	46	35	31	22	7
Cost of Sales	20	21	17	22	12	(25)

Total Costs	57	67	52	53	19	(6)

Gross Margin	43	33	48	47	(39)	1
Selling and Administrative	14	16	15	13	(11)	25

Income from Operations	29	17	33	34	(52)	(8)
Interest	5	2	5	5	(44)	(20)

Income before Provision for Income Taxes	24	15	28	29	(53)	(6)
Provision for Income Taxes	10	6	11	12	(52)	(10)

Income before Minority Interest	14	9	17	17	(53)	(3)
Minority Interest in Income of Subsidiary	nm	nm	nm	nm	(66)	(28)

Net Income	14%	9%	17%	17%	(53)%	(2)%

nm = not meaningful

Fiscal Years 2002 and 2001

In 2002, rental revenues decreased $18.7 million (19%) over 2001, with MMMC’s rental revenue increasing $2.7 million (4%) and RenTelco’s rental revenue decreasing $21.4 million (58%). MMMC’s rental revenues increased primarily due to higher equipment levels on rent during 2002, while RenTelco’s rental revenues declined due to continued broad-based weakness in the telecommunications industry, as described above. For MMMC, modular utilization, or the cost of rental equipment on rent divided by the total cost of rental equipment excluding new equipment not previously rented and accessory equipment, as of December 31, 2002 and 2001 was 85.2% and 86.2%, respectively. In 2002, average modular equipment on rent, valued at cost, increased by $13.4 million compared to a year earlier. Average utilization for modulars increased from 85.4% in 2001 to 85.9% in 2002 while the annual yield, or rental revenues divided by the average rental equipment cost, declined slightly from 24.4% to 24.1%. For RenTelco, electronics utilization, was 41.6% as of December 31, 2002 as compared to 34.4% as of December 31, 2001, both of which were below RenTelco’s target range of between 50% and 55%. Electronics average equipment on rent, valued at cost and adjusted for the equipment writedowns occurring in 2002, decreased by $26.6 million compared to a year earlier as demand continued to worsen for communications rental equipment. Average utilization for electronics decreased from 50.4% in 2001 to 38.2% in 2002 with the annual yield decreasing from 38.0% in 2001 to 26.8% in 2002.

Depreciation of rental equipment in 2002 decreased $11.5 million (42%) over 2001. For MMMC, depreciation of rental equipment decreased $6.3 million primarily as a result of changing the residual value for modular equipment from 18% to 50% of the original cost effective January 1, 2002. For RenTelco, depreciation of rental equipment decreased $5.2 million primarily as a result of the equipment write-downs, which classified certain equipment as non-depreciable equipment held for sale and lowered the monthly depreciation expense on written down rental equipment. These decreases in depreciation expense were offset in part by depreciation related to rental equipment additions and a reduction in the useful life for certain electronics optical equipment effective January 1, 2002.

For MMMC, as rental revenues increased 4%, depreciation as a percentage of rental revenues declined from 21% in 2001 to 11% in 2002 primarily due to the impact of the change in residual value for modular equipment discussed above. For RenTelco, as rental revenues declined 58%, depreciation as a percentage of revenues increased from 37% in 2001 to 55% in 2002 as a result of lower utilization levels and lower rental rates. RenTelco’s increase in depreciation expense as a percentage of rental revenues occurred in spite of the first and second quarter 2002 write-downs of electronics equipment.

Other direct costs of rental operations increased $0.5 million (3%) from 2001 primarily due to increased maintenance and repair expenses of the modular fleet. Consolidated gross margin on rents decreased from 55.8% in 2001 to 29.6% in 2002 due primarily to the RenTelco impairment charges of $24.1 million.

Rental related services revenues in 2002 decreased $0.3 million (2%) over 2001 as a result of slightly lower volume of modular equipment movements and site requirements in 2002. Gross margin on these services increased from 40.2% in 2001 to 45.7% in 2002.

Sales in 2002 increased $2.7 million (7%) from 2001 primarily as a result of higher sales volume by both MMMC and RenTelco, offset by lower sales volume at Enviroplex. MMMC’s sales volume increased $4.4 million due to the occurrence of several significant sales in 2002, RenTelco’s sales volume increased $0.8 million due to the increased efforts to sell underutilized equipment, and Enviroplex’s sales decreased $2.5 million due to lower order volume. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin on sales decreased from 31.3% in 2001 to 27.7% in 2002 as a result of lower margins on new equipment sales and more competitive pricing on electronic test equipment sales.

Enviroplex’s backlog of orders as of December 31, 2002 and 2001 was $3.4 million and $4.9 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. Backlog is not significant in MMMC’s modular business or in RenTelco’s electronics business.

Other revenue increased $2.0 million (155%) over 2001 as a result of a $1.25 million nonrecurring reimbursement of merger related costs and expenses from Tyco (for more information, see “Item 1. Business—Terminated Merger Agreement” above) and a gain on land sales of $0.9 million related to excess property not part of existing operating facilities.

Selling and administrative expenses in 2002 decreased $2.9 million (11%) over 2001. The decrease is primarily due to lower costs and expenses related to a merger agreement with Tyco of $1.3 million, lower personnel and benefit costs of $0.9 million, lower web maintenance and development costs of $0.6 million and lower depreciation and amortization expense of $0.3 million.

Interest expense in 2002 decreased $3.1 million (44%) from 2001 as a result of 29% lower debt levels and 21% lower average interest rates over a year earlier.

Income before provision for taxes in 2002 decreased $23.7 million (53%) from 2001 and net income decreased $14.0 million (53%) with earnings per diluted share decreasing 53% from $2.14 per diluted share in 2001 to $1.00 per diluted share in 2002. The Company’s effective tax rate remained consistent from year to year with a slight increase from 39.6% in 2001 to 39.8% in 2002.

The results for 2002 include the following significant items:

•	Noncash RenTelco impairment charges of $24.1 million reduced net income by $14.5 million or $1.15 per share.

•	Lower depreciation expense resulting from both the January 1, 2002 revision in the estimated modular equipment residual values from 18% to 50% of original cost and the electronics equipment write-downs occurring in the first half of 2002 increased net income by $6.5 million or $0.51 per share.

•	Gain on land sales of $0.9 million increased net income by $0.5 million or $0.04 per share.

•	Net nonrecurring income of $0.7 million related to a terminated merger agreement with Tyco increased net income by $0.4 million or $0.03 per share.

The results for 2001 included the following significant item:

•	Nonrecurring expenses of $1.9 million related to a terminated merger agreement with Tyco decreased net income by $1.1 million, or $0.09 per share.

For comparability, excluding impairment charges, merger-related items, gain on land sales and depreciation impact of both increasing the modular residual values and the electronics equipment write-downs, net income and earnings per share would have declined from a pro forma amount of $27.8 million or $2.23 per share in 2001 to $19.7 million or $1.57 per share in 2002. While there can be no assurance, looking forward, management expects 2003 results to continue to benefit from lower depreciation expense resulting from the increase in modular residual value and lower carrying values of electronics written-down equipment with an estimated benefit in 2003 of $7.6 million or $0.60 per share.

Fiscal Years 2001 and 2000

Rental revenues increased $5.8 million (6%) over 2000, with MMMC’s revenues increasing $6.8 million (12%) and RenTelco’s revenues decreasing $1.0 million. MMMC benefited from another year of strong classroom demand in California while RenTelco suffered its first year-over-year decline in rental revenues due to continued broad-based weakness in the telecommunications industry. For MMMC as of December 31, 2001, modular utilization was 86.2% and modular equipment on rent increased by $21.5 million compared to a year earlier. Average utilization for modulars, excluding new equipment not previously rented, increased from 82.3% in 2000 to 85.4% in 2001 while the annual yield declined slightly from 23.8% to 23.3% as a result of lower rental rates due a change in the mix of business. For RenTelco, electronics utilization trended down during the year from 63.5% at December 31, 2000 to 34.4% at December 31, 2001, and electronics equipment on rent decreased by $25.7 million compared to a year earlier as demand weakened for this short-term rental product. Average utilization for electronics decreased from 61.4% in 2000 to 50.4% in 2001 with the annual yield decreasing from 46.3% in 2000 to 38.0% in 2001.

Depreciation of rental equipment in 2001 increased $3.4 million (14%) over 2000, with MMMC increasing $0.9 million and RenTelco increasing $2.5 million due to additional rental equipment purchased during 2001 and 2000. For MMMC, rental revenues increased 12%, depreciation expense increased 8% and average modular equipment, at cost, increased 8% or $21.1 million over 2000 resulting in depreciation as a percentage of rental revenues declining slightly from 22% in 2000 to 21% in 2001. For RenTelco, as rental revenues declined 3%, depreciation expense increased 22% and average electronics equipment, at cost, increased $15.3 million (19%) over 2000 resulting in depreciation as a percentage of revenues increasing from 30% in 2000 to 37% in 2001. Other direct costs of rental operations decreased $1.0 million (5%) Enviroplex. MMMC sales volume decreased $8.1 million due to the occurrence of several significant sales in 2000 which did not occur in 2001, and Enviroplex sales decreased $2.0 million due to lower order volume. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin on sales increased from 28.9% in 2000 to 31.3% in 2001.

Rental related services revenues in 2001 increased $0.6 million (4%) over 2000 as a result of a higher volume of modular equipment movements and site requirements in 2001. Gross margin on these services decreased from 45.9% in 2000 to 40.2% in 2001.

Sales in 2001 decreased $11.5 million (23%) from 2000 primarily as a result of lower sales volume by both MMMC and Enviroplex. MMMC sales volume decreased $8.1 million due to the occurrence of several significant sales in 2000 which did not occur in 2001, and Enviroplex sales decreased $2.0 million due to lower order volume. Sales continue to occur routinely as normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin on sales increased from 28.9% in 2000 to 31.3% in 2001.

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

Selling and administrative expenses in 2001 increased $5.0 million (25%) over 2000. The increase is due primarily to nonrecurring expenses of $1.9 million related to a merger agreement with Tyco (for more information, see “Item 1. Business—Terminated Merger Agreement” above), increases in bad debt expense of $1.1 million, web maintenance and development costs of $0.8 million, depreciation and amortization expense of $0.5 million and personnel and benefit costs of $0.2 million.

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

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive, with significant capital expenditures required to maintain and grow the rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. As the following table indicates, cash flow provided by operating activities and proceeds from sales of rental equipment have been sufficient to fund the rental equipment purchases and to pay down debt over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2002	2001	2000
Cash Provided by Operating Activities	$52,251	$58,938	$49,966	$161,155
Proceeds from the Sale of Rental Equipment	18,984	18,015	18,380	55,379

Cash Available for Purchase of Rental Equipment	$71,235	$76,953	$68,346	$216,534
Purchases of Rental Equipment	$(18,918)	$(46,877)	$(67,389)	$(133,184)
Notes Payable Increase (Decrease)	$(48,617)	$(22,736)	$16,576	$(54,777)

Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from year to year depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from year to year, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings and/or conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, dividend payments or the repurchasing of its common stock.

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $0.5 million in 2002, $1.6 million in 2001 and $3.4 million in 2000, and has used significant cash to provide returns to its shareholders, both in the form of cash dividends and by stock repurchases. The Company has made purchases of shares of its common stock from time to time in market transactions (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary

(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2002	2001	2000
Cash Dividends Paid	$8,468	$7,582	$6,675	$22,725
Shares Repurchased	—	—	451	451
Average Price Per Share	$—	$—	$16.33	$16.33
Aggregate Purchase Price	$—	$—	$7,364	$7,364
Total Cash Returned to Shareholders	$8,468	$7,582	$14,039	$30,089

Subsequent to December 31, 2002, the Company repurchased 462,900 shares of common stock for an aggregate repurchase price of $10.2 million or an average price of $22.05 per share. As of March 20, 2003, 1,000,000 shares remain authorized for repurchase.

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit, which limit is $120.0 million as of March 20, 2003. The Company decreased its borrowings under this line by $39.0 million during the year, and at December 31, 2002, the outstanding borrowings under this line were $30.5 million. In addition to the $120.0 million line of credit, the Company has a $5.0 million committed line of credit facility related to its cash management services of which $1.0 million was outstanding as of December 31, 2002. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At December 31, 2002, the Company had capacity to borrow up to an additional $93.5 million under its existing lines of credit beyond its then existing debt. The Company had a total liabilities to equity ratio of 1.25 to 1 and 1.70 to 1 as of December 31, 2002 and 2001, respectively. The debt (notes payable) to equity ratio was 0.40 to 1 and 0.79 to 1 at December 31, 2002 and 2001, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sale of rental equipment.

In July 1998, the Company completed a private placement of $40.0 million of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in five equal installments, which commenced on July 15, 2001. The outstanding balance at December 31, 2002, was $24.0 million. The Company expects to make principal and interest payments on these notes of $9.3 million in 2003.

The Company does not have any material commitments or obligations requiring the expenditure of cash in the future inconsistent with its expenditures in the periods reported herein. In June 2001, the Company settled a lawsuit, which had been brought against it and seventeen other defendants alleging failure to warn about certain chemicals associated with the building materials used in portable classrooms in California. As part of the settlement, the Company agreed to use alternative building materials. (For further details of the settlement, see the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2001.) The Company believes this will not have a material adverse effect on its costs of operations and does not expect an adverse impact on its liquidity. The Company believes that its needs for working capital and capital expenditures through 2003 and beyond will be adequately met by operational cash flow, proceeds from sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 27 for a more detailed presentation of the sources and uses of the Company’s cash.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company has identified its most critical accounting policies are related to depreciation, maintenance and repair, and impairment of rental equipment. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

Depreciation—The estimated useful lives and estimated residual values used for rental equipment are based on the Company’s experience as to the economic useful life and sale value of its products. Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness.

The lives and residual values of rental equipment are subject to periodic evaluation. For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, and supply or demand. Internal factors for modulars may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies. For electronics equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, and supply or demand. Internal factors for electronics may include, but are not limited to, change in equipment specifications, condition of equipment or maintenance policies.

Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. Depending on the magnitude of such changes, the impact on the financial statements could be significant.

Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular buildings from 18% to 50% of original cost. The change in estimate is based on actual used equipment sales experience and management believes that this change better reflects the future expected residual values of the modular equipment. Historical results demonstrate that upon sale, the Company recovers a higher percentage of its modular equipment cost than previously estimated. The Company’s proactive repair and maintenance program is a key factor contributing to the high recovery of its equipment’s cost upon sale. For 2002, the effect of revising the estimated residual value of its relocatable modular buildings was a decrease in depreciation expense of $7.3 million and an increase in net income of $4.4 million or $0.35 per diluted share. Additionally, effective January 1, 2002, the estimated useful life of $16.3 million of optical equipment was prospectively changed from seven to five years resulting from changing market conditions for this type of technology. During 2002, most of this optical equipment was written-down and sold, with an adjusted cost of $0.4 million and carrying value of $0.3 million remaining at December 31, 2002.

Maintenance and Refurbishment—Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgement is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, 40 and 60-foot sidewalls and ventilation up-grades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. Changes in these policies could impact the Company’s financial results.

Impairment—The carrying value of the Company’s rental equipment is its capitalized cost less accumulated depreciation. To the extent events or circumstances indicate that the carrying value cannot be recovered, an impairment loss is recognized to reduce the carrying value to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose. Due to uncertainties inherent in the valuation process and market conditions, it is reasonably possible that actual results of operating and disposing of rental equipment could be materially different than current expectations.

In 2002, the Company’s RenTelco segment recorded impairment charges of $24.1 million (For more information, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—General” above). In 2000, an impairment charge of $1.9 million, including disposal costs, was recorded, primarily related to MMMC’s modular equipment being identified as beyond economic repair.

Impact of Inflation

Although the Company cannot precisely determine the effect of inflation, from time to time it has experienced increases in costs of rental equipment, manufacturing costs, operating expenses and interest. Because most of its rentals are relatively short term, the Company has generally been able to pass on such increased costs through increases in rental rates and selling prices, but there can be no assurance that the Company will be able to continue to pass on increased costs to customers in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2002.

Expected Annual Maturities of Notes Payable as of December 31, 2002

(dollar amounts in thousands)	2003	2004	2005	Thereafter	Total	Estimated Fair Value
Fixed Rate Loan	$8,000	$8,000	$8,000	$—	$24,000	$25,320
Average Interest Rate	6.44%	6.44%	6.44%	—	6.44%
Variable Rate Loans	$—	$31,523	$—	$—	$31,523	$31,523
Average Interest Rate	—	2.72%	—	—	2.72%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of McGrath RentCorp:

We have audited the accompanying consolidated balance sheet of McGrath RentCorp (a California corporation) and Subsidiary as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of McGrath RentCorp and Subsidiary as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 8, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated 2002 financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California

February 3, 2003

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2002	2001

Assets
Cash	$4	$4
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2002 and $1,250 in 2001	33,249	36,896
Rental Equipment, at cost:
Relocatable Modular Buildings	285,901	281,203
Electronic Test Instruments	39,786	95,419

	325,687	376,622
Less Accumulated Depreciation	(103,788)	(121,100)

Rental Equipment, net	221,899	255,522

Property, Plant and Equipment, net	48,379	51,782
Prepaid Expenses and Other Assets	9,603	10,680

Total Assets	$313,134	$354,884

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$55,523	$104,140
Accounts Payable and Accrued Liabilities	29,889	30,745
Deferred Income	17,337	18,473
Minority Interest in Subsidiary	3,107	2,946
Deferred Income Taxes, net	68,259	66,985

Total Liabilities	174,115	223,289

Shareholders’ Equity:
Common Stock, no par value— Authorized—40,000 shares Issued and Outstanding—12,490 shares in 2002 and 12,335 shares in 2001	16,320	12,794
Retained Earnings	122,699	118,801

Total Shareholders’ Equity	139,019	131,595

Total Liabilities and Shareholders’ Equity	$313,134	$354,884

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2002	2001	2000

Revenues
Rental	$81,991	$100,722	$94,931
Rental Related Services	17,497	17,827	17,185

Rental Operations	99,488	118,549	112,116
Sales	42,257	39,535	51,024
Other	3,341	1,310	1,018

Total Revenues	145,086	159,394	164,158

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	15,792	27,270	23,850
Rental Related Services	9,497	10,654	9,304
Impairment of Rental Equipment	24,083	—	1,927
Other	17,839	17,298	16,323

Total Direct Costs of Rental Operations	67,211	55,222	51,404
Cost of Sales	30,541	27,172	36,256

Total Costs	97,752	82,394	87,660

Gross Margin	47,334	77,000	76,498
Selling and Administrative	22,099	24,955	19,982

Income from Operations	25,235	52,045	56,516
Interest	3,982	7,078	8,840

Income before Provision for Income Taxes	21,253	44,967	47,676
Provision for Income Taxes	8,459	17,807	19,762

Income before Minority Interest	12,794	27,160	27,914
Minority Interest in Income of Subsidiary	161	482	670

Net Income	$12,633	$26,678	$27,244

Earnings Per Share:
Basic	$1.01	$2.18	$2.21
Diluted	$1.00	$2.14	$2.19
Shares Used in Per Share Calculation:
Basic	12,468	12,232	12,334
Diluted	12,619	12,495	12,428

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount

Balance at December 31, 1999	12,546	$8,755	$86,648	$95,403
Net Income	—	—	27,244	27,244
Repurchase of Common Stock	(451)	(327)	(7,037)	(7,364)
Noncash Compensation	20	454	—	454
Exercise of Stock Options	10	89	—	89
Dividends Declared of $0.56 Per Share	—	—	(6,868)	(6,868)

Balance at December 31, 2000	12,125	8,971	99,987	108,958
Net Income	—	—	26,678	26,678
Issuance of Common Stock to Increase Interest In Subsidiary	85	2,061	—	2,061
Noncash Compensation	6	551	—	551
Exercise of Stock Options	119	1,211	—	1,211
Dividends Declared of $0.64 Per Share	—	—	(7,864)	(7,864)

Balance at December 31, 2001	12,335	12,794	118,801	131,595
Net Income	—	—	12,633	12,633
Noncash Compensation	7	37	—	37
Exercise of Stock Options, including income tax benefit of $950	148	3,489	—	3,489
Dividends Declared of $0.70 Per Share	—	—	(8,735)	(8,735)

Balance at December 31, 2002	12,490	$16,320	$122,699	$139,019

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2002	2001	2000

Cash Flow from Operating Activities:
Net Income	$12,633	$26,678	$27,244
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,872	29,632	25,716
Impairment of Rental Equipment	24,083	—	1,927
Provision for Doubtful Accounts	1,333	1,282	233
Noncash Compensation	37	551	454
Gain on Sale of Rental Equipment	(6,318)	(6,528)	(6,755)
Gain on Sale of Land	(905)	—	—
Change In:
Accounts Receivable	2,314	7,509	(20,825)
Prepaid Expenses and Other Assets	1,077	1,315	(6,990)
Accounts Payable and Accrued Liabilities	(962)	(6,065)	12,440
Deferred Income	(1,136)	(768)	9,730
Deferred Income Taxes	2,223	5,332	6,792

Net Cash Provided by Operating Activities	52,251	58,938	49,966

Cash Flow from Investing Activities:
Purchase of Rental Equipment	(18,918)	(46,877)	(67,389)
Purchase of Property, Plant and Equipment	(490)	(1,608)	(3,430)
Proceeds from Sale of Rental Equipment	18,984	18,015	18,380
Proceeds from Sale of Land	2,719	—	—

Net Cash Provided By (Used in) Investing Activities	2,295	(30,470)	(52,439)

Cash Flow from Financing Activities:
Net Borrowings (Repayments) under Bank Lines of Credit	(48,617)	(22,736)	16,576
Net Proceeds from the Exercise of Stock Options	2,539	1,211	89
Repurchase of Common Stock	—	—	(7,364)
Payment of Dividends	(8,468)	(7,582)	(6,675)

Net Cash Provided by (Used in) Financing Activities	(54,546)	(29,107)	2,626

Net Increase (Decrease) in Cash	—	(639)	153
Cash Balance, Beginning of Period	4	643	490

Cash Balance, End of Period	$4	$4	$643

Interest Paid During the Period	$4,283	$7,629	$8,504

Income Taxes Paid During the Period	$7,186	$12,475	$12,970

Dividends Declared but not yet Paid	$2,248	$1,981	$1,699

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building division, “RenTelco,” its electronic test equipment division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. Significant portions of MMMC’s rental and sale revenues are derived from the educational market and are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction of the Class Size Reduction Program in California, a lack of fiscal funding, or a significant reduction of funding from the State of California to public schools may have a material adverse effect on both rental and sale revenues of the Company.

RenTelco rents and sells electronic test equipment nationally, providing communications and fiber optic test equipment primarily to network systems companies, electrical contractors, local & long distance carriers and manufacturers of communications transmission equipment. RenTelco also provides general-purpose test equipment to electronics, industrial, research and aerospace companies. Significant portions of RenTelco’s rental and sale revenues are derived from the telecommunications industry. RenTelco continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results for 2002.

McGrath RentCorp owns 81% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts.

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronics equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for continuing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronics equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are in good operating condition.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp and Enviroplex. All intercompany accounts and transactions have been eliminated in consolidation.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease in accordance with Statement of Financial Standards (“SFAS”) No. 13, “Accounting for Leases”. Rental billings for periods extending beyond month end are recorded as deferred income and are recognized as earned. Rental related services revenue is primarily associated with relocatable modular building leases and consists of billings to customers for delivery, installation, modifications, skirting, additional site related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with the customer and is recognized on a straight-line basis over the term of the lease.

Sales revenue is recognized upon delivery and installation of the equipment to the customer. Certain financed sales meeting the requirements of SFAS No. 13 are accounted for as sales type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.

Other revenue is recognized when earned and primarily includes interest income on sales type leases and rental income on facility rentals. In 2002, other revenue also includes a $1,250,000 reimbursement of costs and expenses associated with a terminated merger agreement (see Note 9) and $905,000 gain on land sales related to excess property not part of existing operating facilities.

Depreciation of Rental Equipment

Rental equipment is depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. The costs of major refurbishment of relocatable modular buildings are capitalized to the extent the refurbishment significantly adds value or extends the life to the equipment. Maintenance and repairs are expensed as incurred.

Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular buildings from 18% to 50% of original cost, except for accessories and refurbishments which have no residual value. The change in estimate was based on actual used equipment sales experience, and management believes that this change better reflects the future expected residual values of the modular equipment. Historical results demonstrate that upon sale, the Company recovers a higher percentage of its modular equipment cost than previously estimated. The Company’s proactive repair and maintenance program is a key factor contributing to the high recovery of its equipment’s cost upon sale. For 2002, the effect of the change was a decrease in depreciation expense of $7,295,000 and an increase in net income of $4,392,000, or $0.35 per diluted share.

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings and accessories	3 to 18 years, 0% to 50% residual value
Electronic test instruments and accessories	5 to 8 years, no residual value

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and consists of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site related work, and return delivery and dismantle. Costs related to these services are recognized on a straight-line basis over the term of the lease.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Rental Equipment

Prior to 2002, the Company evaluated the carrying value of rental equipment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets”. In 2002, the evaluation was completed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121. There was no significant impact resulting from the application of SFAS No. 144 when compared to the application under SFAS No. 121. Under SFAS 144, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of the rental equipment’s carrying value is the Company’s outlook as to the future market conditions for its equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is classified as held for sale in “Rental Equipment, at cost:” on the Consolidated Balance Sheets and carried at the lower of cost or fair value, less costs to sell or dispose, and depreciation expense is no longer recorded. Impairment charges are separately captioned on the Consolidated Statements of Income within Direct Costs of Rental Operations.

In 2002, the Company’s RenTelco segment recorded noncash impairment charges of $24,083,000 resulting from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, especially communications equipment. RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. RenTelco has limited visibility as to when the recovery in this sector will occur. As of December 31, 2002, the carrying value of communications equipment was $8,071,000 of which $632,000 is classified as held for sale and included in “Rental Equipment, at cost: Electronics Test Instruments” on the Consolidated Balance Sheets. RenTelco will continue to use its best efforts to sell the rental equipment determined to be in excess of the required levels to meet projected customer demand. There can be no assurance that RenTelco will be successful in these efforts.

In 2000, an impairment charge of $1,927,000, including disposal costs, was recorded, primarily related to MMMC’s modular equipment being identified as beyond economic repair.

Other Direct Costs of Rental Operations

Other direct costs of rental operations primarily relate to costs associated with modular operations and include direct labor, supplies, repairs, insurance, property taxes, and license fees, which are expensed as incurred. Other direct costs of rental operations also include certain modular lease costs charged to the customer in the negotiated rental rate, which are recognized on a straight-line basis over the term of the lease.

Cost of Sales

Cost of sales in the Consolidated Statements of Income includes the carrying value of the equipment sold and all direct costs associated with the sale.

Warranty Reserves

Sales of new relocatable modular buildings, electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company provides limited 90-day warranties for certain sales of used rental equipment and a one-year warranty on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes with no residual values. Depreciation expense is included in “Selling and Administrative” expenses on the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2002	2001
Land		$17,703	$19,303
Land improvements	20 –50	21,640	22,003
Buildings	30	11,477	11,439
Furniture, Office and Computer Equipment	5 –10	4,781	5,341
Machinery and Service Equipment	5 – 20	2,288	2,161

		57,889	60,247
Less Accumulated Depreciation		(9,510)	(8,465)

		$48,379	$51,782

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The weighted average number of dilutive options outstanding at December 31, 2002, 2001 and 2000 were 150,267, 263,054 and 94,247, respectively. Stock options to purchase 17,000 shares in 2001 and 287,500 shares in 2000 of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for that year and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled MMMC amounts for the portion of end of lease services earned, which were negotiated as part of the lease agreement. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts by charging operations in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible. In 2002 and 2001, write-offs incurred were primarily related to RenTelco’s receivables, attributed to

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the severe and prolonged broad-based weakness in the telecommunications industry. The allowance for doubtful accounts activity was as follows:

(in thousands)	2002	2001
Beginning Balance, January 1	$1,250	$650
Provision for doubtful accounts	1,333	1,282
Write-offs, net of recoveries	(1,583)	(682)

Ending Balance, December 31	$1,000	$1,250

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, modular rentals and sales to California public school districts comprised approximately 40%, 34% and 35% of the Company’s consolidated rental and sales revenues for 2002, 2001, and 2000, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the State of California to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which have an estimated fair value of $25,320,000 and $33,220,000 compared to the recorded value of $24,000,000 and $32,000,000 as of December 31, 2002 and 2001, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Stock Options

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant, and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Year Ended December 31,
	2002	2001	2000
Net Income, as reported	$12,633	$26,678	$27,244
Pro Forma net income	12,000	26,094	26,826
Earnings Per Share:
Basic—as reported	1.01	2.18	2.21
Basic—pro forma	0.96	2.13	2.17

Diluted—as reported	1.00	2.14	2.19
Diluted—pro forma	0.95	2.09	2.16

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rates	3.8%	5.0%	5.9%
Expected dividend yields	3.1%	1.7%	2.9%
Expected volatility	36.7%	36.0%	26.5%
Expected option life (in years)	7.5	7.5	7.5

The fair values of the options granted as of December 31, 2002, 2001 and 2000 were $1,463,000, $1,949,000 and $2,115,000, respectively. The weighted average fair value of grants are $7.17, $8.31 and $5.03 during the year ended 2002, 2001 and 2000, respectively.

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method. SFAS 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. The Company adopted both these statements in 2001. The effect of adopting SFAS 141 and SFAS 142 did not impact the Company’s financial position, results of operations or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented. Actual results could differ from those estimates. The most significant estimates included in the financial statements are the future cash flows and fair values used to determine the recoverability of the rental equipment’s carrying value, the various assets’ useful lives and residual values, and the allowance for doubtful accounts.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    FINANCED LEASE RECEIVABLES

The Company has entered into sales type leases to finance equipment sales. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2002	2001

Gross minimum lease payments receivable	$3,295	$4,910
Less—unearned interest	(682)	(894)

Net investment in sales type lease receivables	$2,613	$4,016

As of December 31, 2002, the future minimum lease payments under non-cancelable leases to be received in 2003 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2003	$1,994
2004	686
2005	347
2006	169
2007	50
2008 and thereafter	49

Total minimum future lease payments	$3,295

NOTE 4.    NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2002	2001

Senior Notes	$24,000	$32,000
Unsecured Revolving Lines of Credit	31,523	72,140

	$55,523	$104,140

On July 31, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. Among other restrictions, the agreement requires (i) the Company to maintain a minimum net worth of $80,000,000 plus 25% of all net income generated subsequent to June 30, 1998, less an aggregate amount not to exceed $15,000,000 paid by the Company to repurchase its common stock after June 30, 1998, (restricted equity at December 31, 2002 was $91,386,380), (ii) a fixed coverage charge of not less than 2.0 to 1.0, (iii) a rolling fixed charges coverage ratio of not less than 1.5 to 1.0, and (iv) senior debt not to exceed 275% of consolidated net worth and consolidated total debt not to exceed 300% of consolidated net worth. As of December 31, 2002, the Company was in compliance with all covenants related to these notes.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an unsecured line of credit agreement (the “Agreement”) expiring June 30, 2004 that permits it to borrow up to $120,000,000. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders’ equity of not less than $100,000,000 plus 50% of all net income generated subsequent to June 30, 2001 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 2002 was $115,337,031), (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year’s principal payments plus the most recent twelve months interest expense) of not less than 1.15 to 1. As of December 31, 2002, the Company was in compliance with all covenants related to this Agreement. In addition to the $120,000,000 unsecured line of credit, the Company has a $5,000,000 revolving line of credit (at prime rate) related to its cash management services which will expire on June 30, 2004. At December 31, 2002, the Company has capacity to borrow up to an additional $93,477,000 under existing bank lines of credit.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2002	2001
Maximum amount outstanding	$72,140	$93,373
Average amount outstanding	$55,137	$81,595
Weighted average interest rate	3.57%	5.55%
Effective interest rate at end of period	2.72%	3.20%
Prime interest rate at end of period	4.25%	4.75%

NOTE 5.    INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2002	2001	2000

Current	$6,236	$12,475	$12,970
Deferred	2,223	5,332	6,792

	$8,459	$17,807	$19,762

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	5.19	5.23	7.46
Other	(0.39)	(0.63)	(1.01)

	39.80%	39.60%	41.45%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2002	2001
Deferred Tax Liabilities:
Accelerated Depreciation	$71,205	$70,542
Prepaid Costs Currently Deductible	2,307	2,657
Other	717	639

Total Deferred Tax Liabilities	74,229	73,838
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	4,237	4,050
Deferred Revenues	1,331	2,301
Allowance for Doubtful Accounts	402	502

Total Deferred Tax Assets	5,970	6,853

Deferred Income Taxes, net	$68,259	$66,985

In 2002, the Company obtained a tax benefit of $950,000 primarily from the early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

NOTE 6.    BENEFIT PLANS

Stock Option Plans

McGrath RentCorp adopted a 1998 Stock Option Plan (the “1998 Plan”), effective March 9, 1998, as amended, under which 2,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. As of December 31, 2002, 708,000 options have been granted with exercise prices ranging from $15.63 to $25.55, options have been exercised for the purchase of 136,625 shares, options for 128,975 shares have been terminated, and options for 442,400 remain outstanding under the 1998 Plan. Most of these options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of McGrath RentCorp’s advisors. As of December 31, 2002, 1,420,975 options remained available to issue under the 1998 plan.

McGrath RentCorp adopted a 1987 Incentive Stock Option Plan (the “1987 Plan”), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no further options can be issued under this plan. As of December 31, 2002, options for 49,198 shares with an exercise price of $10.75 per share remain outstanding.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2002 are as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	628,493	$15.87	659,610	$15.87	516,522	$15.53
Options granted during the year	79,000	22.52	96,500	19.55	187,000	16.94
Options exercised during the year	(148,015)	17.15	(119,117)	10.17	(9,948)	8.93
Options terminated during the year	(67,880)	16.45	(8,500)	20.25	(33,964)	18.76

Options outstanding at December 31,	491,598	18.73	628,493	17.64	659,610	15.87

Options exercisable at December 31,	214,003	18.67	234,458	17.67	246,530	14.11

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2002:

Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$10.75	49,198	3.50	$10.75	25,303	$10.75
15.63	14,500	7.33	15.63	4,500	15.63
15.94	12,000	7.92	15.94	4,800	15.94
17.00	81,000	7.83	17.00	25,500	17.00
18.25	77,750	6.92	18.25	37,350	18.25
19.38	8,750	7.75	19.38	1,875	19.38
19.75	65,750	8.17	19.75	18,625	19.75
20.25	10,000	5.50	20.25	9,500	20.25
20.81	71,650	5.25	20.81	66,050	20.81
21.69	10,000	5.67	21.69	8,500	21.69
22.52	79,000	9.92	22.52	—	22.52
25.55	12,000	8.92	25.55	12,000	25.55

10.75 – 25.55	491,598	7.18	18.73	214,003	18.67

Employee Stock Ownership Plan

In 1985, McGrath RentCorp established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, McGrath RentCorp makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Cash contributions of $400,000 were approved for 2002 and 2001 and $800,000 for 2000 and expensed.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long Term Bonus Plans

In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock may be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The 1990 LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vest over four years from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2002, 210,243 shares of common stock had been granted, of which 198,995 shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 400,000 shares of common stock are reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. Estimated future grants of 45,354 shares of common stock are authorized by the Board of Directors to be issued under the 2000 LTB Plan in the event the Company reaches its highest level of achievement. As of December 31, 2002, no shares of common stock had yet been granted or vested under the 2000 LTB Plan. Compensation expense for 2002, 2001 and 2000 under the plans was $37,000, $551,000 and $454,000, respectively, and is based on a combination of the anticipated number of shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company’s common stock. As of December 31, 2002, 2001 and 2000, the unvested shares were 11,248, 25,512 and 40,409, respectively, with the related weighted average grant-date fair value of these unvested shares of $25.02, $23.13 and $20.45 per share, respectively.

401(k) Plans

In 1995, McGrath RentCorp established a contributory retirement plan, the McGrath RentCorp 401(k) Plan, as amended, covering eligible employees of McGrath RentCorp with at least three months of service. The McGrath RentCorp 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. McGrath RentCorp, at its discretion, may make matching contributions; however, no contributions have been made to date under this plan.

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $32,000, $40,000 and $22,000 in 2002, 2001 and 2000, respectively.

NOTE 7.    STOCKHOLDERS EQUITY

On July 2, 2001, McGrath RentCorp entered into a Stock Exchange Agreement with the minority shareholders of Enviroplex to increase its ownership in Enviroplex from 73% to 81%. McGrath RentCorp exchanged 85,366 shares of its common stock for 8% of Enviroplex. The transaction was recorded using purchase accounting and was valued at $2,061,000 based on McGrath RentCorp’s closing price of $24.14 per share on June 29, 2001, the last trading day immediately preceding the effective date of the transaction. Prior to the transaction, the cost basis of Enviroplex’s assets and liabilities approximated the fair value of those assets and liabilities. The excess paid over fair value of $1,065,000 was allocated to intangible assets of $88,000, which were amortized in full during the remainder of 2001, and goodwill of $977,000. In accordance with SFAS 142, goodwill is not being amortized and is evaluated for impairment annually. The Company does not have any other goodwill or intangible assets.

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. In 2000, the Company repurchased 450,942 shares of common stock for an aggregate repurchases price of $7,364,000 or an average price of $16.33 per share. During 2001 and 2002, there were no repurchases of common stock. As of December 31, 2002, 805,800 shares remained authorized for repurchase.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to December 31, 2002, the Company repurchased 462,900 shares of common stock for an aggregate repurchase price of $10,207,000 or an average price of $22.05 per share. As of March 20, 2003, 1,000,000 shares remain authorized for repurchase.

NOTE 8.    CONTINGENCIES

The Company is involved in various lawsuits and routine claims arising out of the normal course of its business. The Company maintains insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as the Company reasonably determines necessary or prudent with current operations and historical experience. The major policies include coverage for property, general liability, auto, directors and officers, health, and workers’ compensation insurances. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under any pending litigation and claims, individually or in the aggregate, will not have a material adverse effect on the financial position or operating results of the Company.

NOTE 9.    TERMINATED MERGER AGREEMENT

On July 1, 2002, McGrath RentCorp exercised its right to terminate the merger agreement, dated as of December 20, 2001, between McGrath RentCorp and Tyco Acquisition Corp. 33 (“Tyco”), a subsidiary of Tyco International Ltd. In August 2002, Tyco paid $1.25 million to McGrath RentCorp as reimbursement of certain costs and expenses incurred in connection with the proposed merger. In connection with the payment, McGrath RentCorp and Tyco have agreed that neither of them will have any claims against the other or their affiliates in connection with the merger agreement. The $1.25 million payment was recorded in “Other” revenues, merger-related costs of $593,000 in 2002 and $1,893,000 in 2001, are included in “Selling and Administrative” expenses on the Consolidated Statements of Income.

NOTE 10.    BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s three reportable segments are MMMC (Modulars), RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1. Organization and Business, and the accounting policies of the segments are described in Note 2. Significant Accounting Policies. The Corporate segment in the table below is for merger related items and gain on land sales both of which were not specifically allocated to a reportable segment. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2002, 2001 and 2000 for the Company’s reportable segments is shown in the following table:

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
(in thousands)
Year Ended December 31,

2002
Rental Revenues	$66,214	$15,777	$—	$—	$81,991
Rental Related Services Revenues	16,936	561	—	—	17,497
Sales and Other Revenues[2]	20,802	10,153	12,488	2,155	45,598
Total Revenues	103,952	26,491	12,488	2,155	145,086
Depreciation of Rental Equipment	7,169	8,623	—	—	15,792
Impairment of Rental Equipment	—	24,083	—	—	24,083
Interest Expense (Income) Allocation	3,451	749	(218)	—	3,982
Income (Loss) before Provision for Income Taxes[3]	40,412	(22,023)	1,302	1,562	21,253
Rental Equipment Acquisitions	15,895	3,023	—	—	18,918
Accounts Receivable, net (period end)	27,368	3,896	1,985	—	33,249
Rental Equipment, at cost (period end)	285,901	39,786	—	—	325,687
Rental Equipment, net book value (period end)	200,593	21,306	—	—	221,899
Utilization (period end)[4]	85.2%	41.6%
Average Utilization[4]	85.9%	38.2%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
(in thousands)
Year Ended December 31,

2001
Rental Revenues	$63,542	$37,180	$—	$—	$100,722
Rental Related Services Revenues	17,117	710	—	—	17,827
Sales and Other Revenues	16,402	9,450	14,993	—	40,845
Total Revenues	97,061	47,340	14,993	—	159,394
Depreciation of Rental Equipment	13,489	13,781	—	—	27,270
Impairment of Rental Equipment	—	—	—	—	—
Interest Expense (Income) Allocation	5,321	2,135	(378)	—	7,078
Income (Loss) before Provision for Income Taxes[3]	28,216	15,963	2,681	(1,893)	44,967
Rental Equipment Acquisitions	30,323	16,554	—	—	46,877
Accounts Receivable, net (period end)	22,969	8,957	4,970	—	36,896
Rental Equipment, at cost (period end)	281,203	95,419	—	—	376,622
Rental Equipment, net book value (period end)	197,764	57,758	—	—	255,522
Utilization (period end)[4]	86.2%	34.4%
Average Utilization[4]	85.4%	50.4%

2000
Rental Revenues	$56,779	$38,152	$—	$—	$94,931
Rental Related Services Revenues	16,462	723	—	—	17,185
Sales and Other Revenues	24,254	10,796	16,992	—	52,042
Total Revenues	97,495	49,671	16,992	—	164,158
Depreciation of Rental Equipment	12,546	11,304	—	—	23,850
Impairment of Rental Equipment	1,677	250	—	—	1,927
Interest Expense (Income) Allocation	6,725	2,459	(344)	—	8,840
Income (Loss) before Provision for Income Taxes	23,565	20,454	3,657	—	47,676
Rental Equipment Acquisitions	36,017	31,372	—	—	67,389
Accounts Receivable, net (period end)	28,816	12,902	3,969	—	45,687
Rental Equipment, at cost (period end)	261,081	92,404	—	—	353,485
Rental Equipment, net book value (period end)	187,059	60,343	—	—	247,402
Utilization (period end)[4]	84.9%	63.5%
Average Utilization[4]	82.3%	61.4%

1	Corporate includes the impact of nonrecurring merger related items in 2002 and 2001 and the gain on land sales in 2002, which are not allocated to a specific segment.
2	For 2002, Corporate Sales and Other Revenues includes a $1,250,000 nonrecurring reimbursement of merger related costs and expenses and $905,000 gain on land sales.
3	In addition to the items in Note 2 above, Corporate Income before Provision for Income Taxes for 2002 and 2001 also includes nonrecurring merger related costs and expenses of $593,000 and $1,893,000, respectively.
4	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2002 is summarized below:

(in thousands, except per share amounts)	2002
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$21,292	$20,658	$20,202	$19,839	$81,991
Total revenues	31,764	36,476	41,950	34,896	145,086
Gross margin	3,079	5,271	20,406	18,578	47,334
Income (loss) from operations	(2,900)	(769)	15,322	13,582	25,235
Income (loss) before income taxes	(4,047)	(1,846)	14,371	12,775	21,253
Net income (loss)	(2,366)	(1,205)	8,493	7,711	12,633
Earnings (loss) per share:
Basic	$(0.19)	$(0.10)	$0.68	$0.62	$1.01
Diluted	$(0.19)	$(0.10)	$0.68	$0.61	$1.00
Dividends declared per share	$0.16	$0.18	$0.18	$0.18	$0.70
Shares used in per share calculation:
Basic	12,427	12,475	12,483	12,488	12,468
Diluted	12,674	12,648	12,556	12,572	12,619
Balance Sheet Data
Rental equipment, net	$241,870	$228,199	$225,322	$221,899	$221,899
Total assets	336,273	324,117	327,956	313,134	313,134
Notes payable	92,257	88,848	72,698	55,523	55,523
Shareholders’ equity	131,766	128,419	132,469	139,019	139,019

	2001
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$26,107	$25,768	$25,100	$23,747	$100,722
Total revenues	36,282	41,737	42,406	38,969	159,394
Gross margin	18,964	20,542	19,453	18,041	77,000
Income from operations	13,167	14,863	13,854	10,161	52,045
Income before income taxes	11,023	13,010	12,106	8,828	44,967
Net income	6,635	7,615	7,164	5,264	26,678
Earnings per share:
Basic	$0.55	$0.63	$0.58	$0.43	$2.18
Diluted	$0.54	$0.62	$0.58	$0.42	$2.14
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64
Shares used in per share calculation:
Basic	12,147	12,178	12,280	12,322	12,232
Diluted	12,285	12,378	12,456	12,615	12,495
Balance Sheet Data
Rental equipment, net	$253,196	$260,482	$259,956	$255,522	$255,522
Total assets	353,889	364,357	371,436	354,884	354,884
Notes payable	121,300	122,500	116,100	104,140	104,140
Shareholders’ equity	113,913	119,911	127,351	131,595	131,595

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2002, the Board of Directors of the Company determined in consultation with and recommendation of its Audit Committee, to appoint Grant Thornton LLP to serve as the Company’s independent public accountants, replacing Arthur Andersen LLP (“Andersen”). The Company dismissed Andersen on the same date. This determination followed the Company’s decision to seek proposals from independent public accounts to audit the financial statements of the Company.

The audit reports of Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

For the two years ended December 31, 2001 and through July 9, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company’s two years ended December 31, 2001, or through July 9, 2002.

The Company provided Andersen a copy of the foregoing disclosures. While the Company had received no information from Andersen that Andersen had a basis for disagreement with such statements, the Company was informed that, in light of recent developments at Andersen at that time, Andersen had ceased providing written representations concerning changes in a registrant’s certifying accountant.

For the two years ended December 31, 2001 and through July 9, 2002, the Company did not consult Grant Thornton LLP with respect to any of the matters set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 28, 2003, which will be filed with the Securities and Exchange Commission by not later than April 30, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 28, 2003, which will be filed with the Securities and Exchange Commission by not later than April 30, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 28, 2003, which will be filed with the Securities and Exchange Commission by not later than April 30, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 28, 2003, which will be filed with the Securities and Exchange Commission by not later than April 30, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Date: March 20, 2003	MCGRATH RENTCORP

	by:	/s/ Robert P. McGrath
ROBERT P. McGRATH Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	March 20, 2003

/s/ Robert C. Hood ROBERT C. HOOD	Director	March 20, 2003

/s/ Joan M. McGrath JOAN M. McGRATH	Director	March 20, 2003

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 20, 2003

/s/ Thomas J. Sauer THOMAS J. SAUER	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 20, 2003

/s/ Delight Saxton DELIGHT SAXTON	Director	March 20, 2003

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	March 20, 2003

/s/ Ronald H. Zech RONALD H. ZECH	Director	March 20, 2003

McGRATH RENTCORP

CERTIFICATION

I, Robert P. McGrath, Chief Executive Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of McGrath RentCorp;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT P. MCGRATH
Robert P. McGrath Chief Executive Officer

Date:  March 20, 2003

McGRATH RENTCORP

CERTIFICATION

I, Thomas J. Sauer, Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of McGrath RentCorp;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THOMAS J. SAUER
Thomas J. Sauer Chief Financial Officer

Date:  March 20, 2003

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of December 20, 2001, by and between Tyco Acquisition Corp. 33 and McGrath RentCorp	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed December 26, 2001), and incorporated herein by reference.

2.1.1	Guarantee of Tyco International Ltd. (to Agreement and Plan of Merger), dated as of December 20, 2001	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed December 26, 2001), and incorporated herein by reference.

2.1.2	Exemplar Shareholder Agreement entered into by and between Tyco Acquisition Corp. 33 and certain shareholders of McGrath RentCorp	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed December 26, 2001), and incorporated herein by reference.

2.1.3	Press Release regarding the termination of the Agreement and Plan of Merger, entered into by and between Tyco Acquisition Corp. 33 and McGrath RentCorp	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed July 1, 2002), and incorporated herein by reference.

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), incorporated herein by reference.

3.2.1	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2.2	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (filed March 31, 1999, amended June 25, 1999), incorporated herein by reference.

3.2.3	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (filed May 14, 1999, amended June 25, 1999) and incorporated herein by reference.

3.2.4	Amendment of By-Laws of McGrath RentCorp	Filed as exhibit 3.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (filed March 27, 2000), incorporated herein by reference.

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

4.1.2	Amended Schedule of Notes with Sample Note	Filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.

4.2	Second Amended and Restated Credit Agreement June 2001	Filed as exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.

4.3	$5,000,000 Committed Credit Facility June 2001	Filed as exhibit 4.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.

10.1	McGrath RentCorp 1987 Incentive Stock Option Plan	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.1.1	Exemplar Form of the Incentive Stock Option Agreement	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.2	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed herewith.

10.2.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.3	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.4	Long-Term Stock Bonus Plan.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.4.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

10.5	2000 Long-Term Stock Bonus Plan.	Filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs.	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001.	Filed as exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.6	Enviroplex Stock Exchange Agreement dated June 2, 2001, by and between McGrath RentCorp, Joe G. Sublett and Donald M. Curtis	Filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.7	Transitional Services Agreement, dated as of December 20, 2001, by and between McGrath RentCorp and Robert P. McGrath	Filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.8	Confidentiality and Non-Competition Agreement, dated as of December 20, 2001, by and between McGrath RentCorp, Tyco Acquisition Corp. 33 and Robert P. McGrath	Filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.9	Confidentiality and Non-Competition Agreement, dated as of December 20, 2001, by and between McGrath RentCorp, Tyco Acquisition Corp. 33 and Joan M. McGrath	Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.10	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on June 20, 1994	Filed herewith.

10.10.1	Amendment No. 1 to McGrath RentCorp Employee Stock Ownership Plan, dated, July 2, 1996	Filed herewith.

10.10.2	Amendment No. 2 to McGrath RentCorp Employee Stock Ownership Plan, dated October 16, 2001	Filed herewith.

10.10.3	Amendment No. 3 to McGrath RentCorp Employee Stock Ownership Plan, dated November 22, 2002	Filed herewith.

10.11	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on June 27, 1994	Filed herewith.

10.11.1	Trust Amendment No. 1 to McGrath RentCorp Employee Stock Ownership Trust Agreement, dated July 31, 2001	Filed herewith.

16	Change in Certifying Accountant	Filed as the Company’s Current Report on Form 8-K (filed July 15, 2002), and incorporated herein by reference.

23	Written Consent of Grant Thornton LLP	Filed herewith.

The exhibits listed above may be obtained from McGrath RentCorp, 5700 Las Positas Road, Livermore, California 94551-7800 upon written request. Each request should specify the name and address of the requesting person and the title of the exhibit or exhibits desired. A reasonable fee for copying any exhibit requested plus postage will be charged by McGrath RentCorp prior to furnishing such exhibit(s).

See the Investor Relations section of Corporate Information at http://www.mgrc.com for the Company’s most recent SEC filings, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

(This page intentionally left blank)

(This page intentionally left blank)