Form 10-Q
period 2003-03-31
MCGRATH RENTCORP
filed 2003-04-30
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Yes    ☒                                         No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Exchange Act).

Yes    ☒                                         No    ☐

At April 30, 2003, 12,036,630 shares of Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003	2002
REVENUES
Rental	$18,441	$21,292
Rental Related Services	3,547	3,971

Rental Operations	21,988	25,263
Sales	5,277	6,145
Other	196	356

Total Revenues	27,461	31,764

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	3,115	5,368
Rental Related Services	2,161	2,231
Impairment of Rental Equipment	—	11,887
Other	4,413	4,928

Total Direct Costs of Rental Operations	9,689	24,414
Costs of Sales	3,684	4,271

Total Costs	13,373	28,685

Gross Margin	14,088	3,079
Selling and Administrative	5,340	5,979

Income (Loss) from Operations	8,748	(2,900)
Interest	690	1,147

Income (Loss) Before Provision for Income Taxes	8,058	(4,047)
Provision (Benefit) for Income Taxes	3,215	(1,611)

Income (Loss) Before Minority Interest	4,843	(2,436)
Minority Interest in Income (Loss) of Subsidiary	(46)	(70)

Net Income (Loss)	$4,889	$(2,366)

Earnings (Loss) Per Share:
Basic	$0.40	$(0.19)
Diluted	$0.40	$(0.19)

Shares Used in Per Share Calculation:
Basic	12,261	12,427
Diluted	12,350	12,674

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2003	2002
	(unaudited)
ASSETS
Cash	$4	$4
Accounts Receivable, net of allowance for doubtful Accounts of $850 in 2003 and $1,000 in 2002	27,020	33,249

Rental Equipment, at cost:
Relocatable Modular Buildings	287,147	285,901
Electronic Test Instruments	37,801	39,786

	324,948	325,687
Less Accumulated Depreciation	(104,789)	(103,788)

Rental Equipment, net	220,159	221,899

Property, Plant and Equipment, net	48,154	48,379
Prepaid Expenses and Other Assets	9,436	9,603

Total Assets	$304,773	$313,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$58,698	$55,523
Accounts Payable and Accrued Liabilities	27,581	29,889
Deferred Income	13,500	17,337
Minority Interest in Subsidiary	2,674	3,107
Deferred Income Taxes, net	70,937	68,259

Total Liabilities	173,390	174,115

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Outstanding—12,033 shares in 2003 and 12,490 shares in 2002	15,803	16,320
Retained Earnings	115,580	122,699

Total Shareholders’ Equity	131,383	139,019

Total Liabilities and Shareholders’ Equity	$304,773	$313,134

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,889	$(2,366)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,610	5,883
Impairment of Rental Equipment	—	11,887
Provision for Doubtful Accounts	8	132
Gain on Sale of Rental Equipment	(1,279)	(1,771)
Change In:
Accounts Receivable	6,221	4,795
Prepaid Expenses and Other Assets	167	(417)
Accounts Payable and Accrued Liabilities	(2,899)	675
Deferred Income	(3,837)	(3,029)
Deferred Income Taxes	2,678	(2,182)

Net Cash Provided by Operating Activities	9,558	13,607

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(3,654)	(7,027)
Purchase of Property, Plant and Equipment	(271)	(67)
Proceeds from Sale of Rental Equipment	3,558	5,195

Net Cash Used in Investing Activities	(367)	(1,899)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	3,175	(11,883)
Proceeds from the Exercise of Stock Options	90	2,156
Repurchase of Common Stock	(10,207)	—
Payment of Dividends	(2,249)	(1,981)

Net Cash Used in Financing Activities	(9,191)	(11,708)

Net Increase (Decrease) in Cash	—	—
Cash Balance, Beginning of Period	4	4

Cash Balance, End of Period	$4	$4

Interest Paid During the Period	$1,068	$1,687

Income Taxes Paid During the Period	$536	$572

Dividends Declared but not yet Paid	$2,407	$1,996

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1.    CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three months ended March 31, 2003 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three months ended March 31, 2003 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2.    STOCK OPTIONS

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant, and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2003	2002
Net Income (Loss), as reported	$4,889	$(2,366)
Pro Forma Net Income (Loss)	4,799	(2,494)
Earnings (Loss) Per Share:
Basic – as reported	$0.40	$(0.19)
Basic – pro forma	0.39	(0.20)
Diluted – as reported	$0.40	$(0.19)
Diluted – pro forma	0.39	(0.20)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rates	3.6%	3.8%
Expected dividend yields	3.5%	3.1%
Expected volatility	35.7%	36.7%
Expected option life (in years)	7.5	7.5

The fair values of the options granted as of March 31, 2003 and 2002 were $2.5 million and $1.7 million, respectively. The weighted average fair value of grants was $6.77 during the three months ended March 31, 2003.

NOTE 3.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The weighted average number of dilutive options outstanding for the three months ended March 31, 2003 and 2002 were 88,912 and 247,056, respectively. As of March 31, 2003, stock options to purchase 197,000 shares of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

NOTE 4.    IMPAIRMENT

In 2002, the Company’s RenTelco segment recorded a noncash impairment charge of $24.1 million, which primarily reduced the net carrying value of its communications equipment. Of this amount, $11.9 million was recorded during the three months ended March 31, 2002 and resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. RenTelco’s business activity levels are directly attributable to the continued broad-based weakness in the telecommunications industry. Worsening market demand for the Company’s communications equipment caused an additional $12.2 million impairment charge to be recorded for the three months ended June 30, 2002. Since June 30, 2002, there have been no impairment charges recorded. As of March 31, 2003, the carrying value of communications equipment was $7.4 million of which $0.3 million is classified as held for sale and included in “Rental Equipment, at cost: Electronics Test Instruments” on the Consolidated Balance Sheets. There can be no assurance that future impairment charges on RenTelco’s remaining equipment will not occur.

NOTE 5.    BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations and accounting policies of these three segments are described in Notes 1 and 2 of the consolidated financial statements included in the Company’s latest Form 10-K. The Corporate segment in the table below is for the items related to the terminated merger with Tyco International which were not specifically allocated to a reportable segment. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2003 and 2002 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
Three Months Ended March 31, 2003
Rental Revenues	$15,703	$2,738	$—	$—	$18,441
Rental Related Services Revenues	3,427	120	—	—	3,547
Sales and Other Revenues	2,582	2,063	828	—	5,473
Total Revenues	21,712	4,921	828	—	27,461
Depreciation of Rental Equipment	1,740	1,375	—	—	3,115
Impairment of Rental Equipment	—	—	—	—	—
Interest Expense (Income) Allocation	652	96	(58)	—	690
Income (Loss) before Provision for Income Taxes	7,840	600	(382)	—	8,058
Rental Equipment Acquisitions	2,897	757	—	—	3,654
Accounts Receivable, net (period end)	21,535	3,475	2,010	—	27,020
Rental Equipment, at cost (period end)	287,147	37,801	—	—	324,948
Rental Equipment, net book value (period end)	200,766	19,393	—	—	220,159
Utilization (period end) [2]	82.9%	44.2%
Average Utilization [2]	83.8%	42.8%

2002
Rental Revenues	$16,327	$4,965	$—	$—	$21,292
Rental Related Services Revenues	3,817	154	—	—	3,971
Sales and Other Revenues	3,442	2,699	360	—	6,501
Total Revenues	23,586	7,818	360	—	31,764
Depreciation of Rental Equipment	1,755	3,613	—	—	5,368
Impairment of Rental Equipment	—	11,887	—	—	11,887
Interest Expense (Income) Allocation	912	293	(58)	—	1,147
Income (Loss) before Provision for Income Taxes	8,850	(11,913)	(565)	(419)	(4,047)
Rental Equipment Acquisitions	6,523	504	—	—	7,027
Accounts Receivable, net (period end)	22,834	7,186	1,949	—	31,969
Rental Equipment, at cost (period end)	284,733	64,754	—	—	349,487
Rental Equipment, net book value (period end)	200,876	40,994	—	—	241,870
Utilization (period end) [2]	85.8%	37.2%
Average Utilization [2]	85.9%	34.7%

1	Corporate includes the impact of nonrecurring merger related items in 2002 of $419,000, which are not allocated to a specific segment.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions and in particular the continuing weakness in the telecommunications industry; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; additional impairment charges on the Company’s equipment; and fluctuations in the Company’s rentals and sales of modular or telecommunications equipment. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Three Months Ended March 31, 2003 and 2002

The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results for the quarter. RenTelco’s rental revenue levels have declined 45% from $5.0 million in first quarter 2002 to $2.7 million in first quarter 2003. In 2002, the Company’s RenTelco segment recorded a noncash impairment charge of $24.1 million. Of this amount, $11.9 million was recorded during the three months ended March 31, 2002 and resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. Worsening market demand for the Company’s communications equipment caused an additional $12.2 million impairment charge to be recorded for the three months ended June 30, 2002. In conjunction with these write-downs, equipment with an adjusted value of $1.9 million was classified as held for sale and was no longer depreciated. Since June 30, 2002, there have been no impairment charges recorded. RenTelco’s pre-tax contribution increased from a pre-tax loss of $11.9 million in the first quarter 2002, which included the impairment charge noted above, to pre-tax income of $0.6 million in the first quarter 2003, resulting from the sale of underutilized equipment. The $24.1 million in impairment charges primarily reduced the net carrying value of RenTelco’s communications equipment. At March 31, 2003, RenTelco’s communications equipment had a carrying value of $7.4 million representing 35% of the electronics inventory, and includes the remaining equipment held for sale of $0.3 million. There can be no assurance that future impairment charges on RenTelco’s remaining equipment will not occur.

Looking forward to the foreseeable future, the Company expects RenTelco’s business activity levels to be low until such time as the telecommunications industry recovers. While management has limited visibility as to when the recovery in this sector will occur, management believes that adjusted equipment and overhead expense levels will meet demand in the near term, and positions RenTelco to increase its earnings contribution upon the recovery of the telecommunications industry. However, there can be no assurance as to the success of RenTelco’s operations and financial results in connection with any such recovery. If business levels were to decline further, the Company is subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that the Company will be successful in these efforts.

Rental revenues for the three months ended March 31, 2003 decreased $2.8 million (13%) from the comparative period in 2002 with Mobile Modular’s (MMMC) decreasing $0.6 million (4%) and RenTelco decreasing $2.2 million (45%). MMMC rental revenues decreased primarily due to equipment returns during the last two quarters, while RenTelco rental revenues declined due to continued broad-based weakness in the telecommunications industry. For MMMC, modular utilization, or the cost of rental equipment on rent divided by the total cost of rental equipment excluding new equipment not previously rented and accessory equipment, as of March 31, 2003 and 2002 was 82.9% and 85.8%, respectively. For the three months ended March 31, 2003, modular average equipment on rent, valued at cost, declined slightly compared to the year earlier period. Average utilization for modulars for the quarter ended March 31, 2003, decreased from 85.9% in 2002 to 83.8% in 2003 and was the primary factor for the decline in the average monthly yield from 2.00% in 2002 to 1.88% in 2003. Average monthly yield is calculated as rental revenues for the quarter divided by the average rental equipment divided by three and can be impacted by equipment utilization and rental rates of equipment on rent. For RenTelco, electronics utilization as of March 31, 2003 and 2002 was 44.2% and 37.2%, respectively. For the three months ended March 31, 2003, electronics average equipment on rent, valued at cost and adjusted for the equipment write-downs occurring in 2002, decreased by $13.3 million compared to the year earlier period as demand continues to be weak for this short-term rental product. For the quarter ended March 31, 2003, average utilization for electronics increased from 34.7% in 2002 to 42.8% in 2003 with the average monthly yield increasing from 1.9% in 2002 to 2.4% in 2003, both increasing primarily as a result of the 2002 equipment write-downs.

Depreciation of rental equipment for the three months ended March 31, 2003 decreased $2.3 million (42%) from the comparative period in 2002 primarily due primarily to the RenTelco equipment write-downs, which classified some equipment as non-depreciable equipment held for sale and lowered the monthly depreciation expense on written down rental equipment. These decreases to depreciation expense were offset in part by depreciation related to rental equipment additions. For MMMC, for the three months ended March 31, 2003, depreciation expense as a percentage of rental revenues remained consistent with the prior year’s period at 11%. For RenTelco, the effect of 62% lower depreciation expense and 45% lower rental revenues for the first quarter 2003 as compared to first quarter 2002, resulted in a decrease in depreciation expense as a percentage of revenues from 73% in 2002 to 50% in 2003.

Other direct costs of rental operations for the three months ended March 31, 2003 decreased $0.5 million (10%) over last year’s comparable period due primarily to significantly reducing MMMC’s utilization of higher priced subcontractors for maintenance and repairs of its modular equipment. For the three months ended March 31, 2003, consolidated gross margin percentage on rents increased from a negative margin of 4.2% in 2002, which included RenTelco’s $11.9 million impairment charge, to 59.2% in 2003.

Rental related services revenues for the three months ended March 31, 2003 decreased $0.4 million (11%) from the comparative period in 2002. These revenues are primarily associated with modulars and consist of services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. The $0.4 million revenue decrease resulted from the change in mix of all leases and the associated rental related service revenues within term at March 31, 2003 as compared to the prior year period. Gross margin percentage on these services for the three months ended March 31 decreased from 43.8% in 2002 to 39.1% in 2003.

Sales for the three months ended March 31, 2003 decreased $0.9 million (14%) from the comparable period in 2002 as a result of lower sales volume by RenTelco and MMMC offset by increased sales at Enviroplex. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin percentage on sales for the three months ended March 31 remained consistent between years at 30.2% in 2003 compared to 30.5% in 2002.

Enviroplex’s backlog of orders as of March 31, 2003 and 2002 was $12.2 million and $9.4 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. (Backlog is not significant in MMMC’s modular business or in RenTelco’s electronic business.)

Selling and administrative expenses for the three months ended March 31, 2003 decreased $0.6 million (11%) from the comparable 2002 period. The decrease is due primarily to reductions in personnel and benefit costs of $0.2 million and expenses incurred in 2002 related to the terminated merger with Tyco International of $0.4 million.

Interest expense for the three months ended March 31, 2003 decreased $0.5 million (40%) from the first quarter 2002 as a result of 35% lower debt levels and 7% lower average interest rates from the comparative prior year period.

Income before provision for taxes for the three months ended March 31, 2003 increased $12.1 million from the comparable quarter in 2002. Net income for the first quarter 2003 increased $7.3 million from a net loss of $2.3 million or, a $0.19 loss per share, to net income of $4.9 million or, $0.40 per share. For comparability, excluding impairment and merger expenses, first quarter net income would have decreased 4% from $5.1 million or $0.39 per share in 2002 to $4.9 million or $0.40 per share in 2003 with fewer shares outstanding.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $5.7 million (30%) for the three months ended March 31, 2003 from $18.8 million in 2002 to $13.1 million in 2003. The total cash available from operations and sale proceeds for the three-month period declined primarily as a result of lower earnings before impairment, depreciation and amortization expense, lower sale proceeds and net changes in the accounts receivable and accounts payable. During 2003, the primary uses of cash have been to repurchase $10.2 million of the Company’s common stock, purchase $3.7 million of additional rental equipment to satisfy customer requirements and pay dividends of $2.2 million to the Company’s shareholders with debt increasing $3.2 million.

The Company had total liabilities to equity ratios of 1.32 to 1 and 1.25 to 1 as of March 31, 2003 and December 31, 2002, respectively. The debt (notes payable) to equity ratios were 0.45 to 1 and 0.40 to 1 as of March 31, 2003 and December 31, 2002, respectively. Both ratios have increased since December 31, 2002 primarily as a result of the stock repurchase of $10.2 million during the first quarter of 2003. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At March 31, 2003, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $34.7 million was outstanding and included on the Balance Sheet in Notes Payable.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 2003, the Company repurchased 462,900 shares of its outstanding common stock for an aggregate purchase price of $10.2 million (or an average price of $22.05 per share). As of April 30, 2003, 1,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2003 will be adequately met by cash flow and bank borrowings.

ITEM 3.    MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $25.1 million compared to the recorded value of $24.0 million as of March 31, 2003. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

PART II—OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Dividends

On March 21, 2003, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.20 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.2	Amended and Restated Bylaws of McGrath RentCorp, as amended and restated on April 1, 2003

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer

Thomas J. Sauer
Vice President and Chief Financial Officer (Chief Accounting Officer)

McGRATH RENTCORP

CERTIFICATION

I, Dennis C. Kakures, Chief Executive Officer, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ Dennis C. Kakures
Dennis C. Kakures
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By	/s/ Thomas J. Sauer
Thomas J. Sauer
Chief Financial Officer