Form 10-Q
period 2003-06-30
MCGRATH RENTCORP
filed 2003-07-31
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Yes    ☒      No    ☐

At July 31, 2003, 12,056,910 shares of Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
REVENUES
Rental	$18,219	$20,658	$36,660	$41,950
Rental Related Services	3,657	4,319	7,204	8,290

Rental Operations	21,876	24,977	43,864	50,240
Sales	9,500	11,164	14,777	17,309
Other	208	335	404	691

Total Revenues	31,584	36,476	59,045	68,240

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	3,127	3,737	6,242	9,105
Rental Related Services	2,212	2,320	4,373	4,551
Impairment of Rental Equipment	—	12,196	—	24,083
Other	4,808	5,013	9,221	9,941

Total Direct Costs of Rental Operations	10,147	23,266	19,836	47,680
Costs of Sales	6,862	7,939	10,546	12,210

Total Costs	17,009	31,205	30,382	59,890

Gross Margin	14,575	5,271	28,663	8,350
Selling and Administrative	5,910	6,040	11,250	12,019

Income (Loss) from Operations	8,665	(769)	17,413	(3,669)
Interest	748	1,077	1,438	2,224

Income (Loss) Before Provision for Income Taxes	7,917	(1,846)	15,975	(5,893)
Provision (Benefit) for Income Taxes	3,159	(734)	6,374	(2,345)

Income (Loss) Before Minority Interest	4,758	(1,112)	9,601	(3,548)
Minority Interest in Income (Loss) of Subsidiary	40	93	(6)	23

Net Income (Loss)	$4,718	$(1,205)	$9,607	$(3,571)

Earnings (Loss) Per Share:
Basic	$0.39	$(0.10)	$0.79	$(0.29)
Diluted	$0.39	$(0.10)	$0.78	$(0.29)
Shares Used in Per Share Calculation:
Basic	12,039	12,475	12,150	12,451
Diluted	12,169	12,475	12,261	12,451

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash	$4	$4
Accounts Receivable, net of allowance for doubtful
Accounts of $850 in 2003 and $1,000 in 2002	29,545	33,249
Rental Equipment, at cost:
Relocatable Modular Buildings	293,731	285,901
Electronic Test Instruments	37,026	39,786

	330,757	325,687
Less Accumulated Depreciation	(106,090)	(103,788)

Rental Equipment, net	224,667	221,899

Property, Plant and Equipment, net	48,105	48,379
Prepaid Expenses and Other Assets	10,538	9,603

Total Assets	$312,859	$313,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$58,173	$55,523
Accounts Payable and Accrued Liabilities	33,563	29,889
Deferred Income	12,844	17,337
Minority Interest in Subsidiary	2,714	3,107
Deferred Income Taxes, net	71,598	68,259

Total Liabilities	178,892	174,115

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Outstanding—12,050 shares in 2003 and 12,490 shares in 2002	16,080	16,320
Retained Earnings	117,887	122,699

Total Shareholders’ Equity	133,967	139,019

Total Liabilities and Shareholders’ Equity	$312,859	$313,134

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$9,607	$(3,571)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,227	10,138
Impairment of Rental Equipment	—	24,083
Provision for Doubtful Accounts	289	877
Gain on Sale of Rental Equipment	(2,373)	(3,030)
Change In:
Accounts Receivable	3,415	2,882
Prepaid Expenses and Other Assets	(935)	(1,097)
Accounts Payable and Accrued Liabilities	2,346	412
Deferred Income	(4,493)	(4,785)
Deferred Income Taxes	3,339	(4,528)

Net Cash Provided by Operating Activities	18,422	21,381

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(12,188)	(13,989)
Purchase of Property, Plant and Equipment	(711)	(251)
Proceeds from Sale of Rental Equipment	6,323	9,737

Net Cash Used in Investing Activities	(6,576)	(4,503)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	2,650	(15,292)
Proceeds from the Exercise of Stock Options	367	2,389
Repurchase of Common Stock	(10,207)	—
Payment of Dividends	(4,656)	(3,975)

Net Cash Used in Financing Activities	(11,846)	(16,878)

Net Increase (Decrease) in Cash	—	—
Cash Balance, Beginning of Period	4	4

Cash Balance, End of Period	$4	$4

Interest Paid During the Period	$1,453	$2,270

Income Taxes Paid During the Period	$3,034	$2,183

Dividends Declared, Not Yet Paid	$2,411	$—

Rental Equipment Acquisitions, Not Yet Paid	$6,057	$2,635

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the six months ended June 30, 2003 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. Certain prior period amounts have been reclassified to conform to current year presentation. The consolidated results of the six months ended June 30, 2003 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K

NOTE 2. STOCK OPTIONS

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

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income (loss) would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Six Months Ended June 30,
	2003	2002
Net Income (Loss), as reported	$9,607	$(3,571)
Pro Forma Compensation Expense, net of tax	179	255

Pro Forma Net Income (Loss)	$9,428	$(3,826)

Earnings (Loss) Per Share:
Basic—as reported	$0.79	$(0.29)
Basic—pro forma	0.78	(0.31)
Diluted—as reported	$0.78	$(0.29)
Diluted—pro forma	0.77	(0.31)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Six Months Ended June 30,
	2003	2002
Risk-free interest rates	3.6%	3.8%
Expected dividend yields	3.2%	3.1%
Expected volatility	35.4%	36.7%
Expected option life (in years)	7.5	7.5

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The weighted average number of dilutive options outstanding for the six months ended June 30, 2003 was 110,581. For the six months ended June 30, 2002, stock options to purchase 476,678 shares were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

NOTE 4. IMPAIRMENT

During the six months ended June 30, 2002, the Company’s RenTelco segment recorded a total of $24.1 million of noncash impairment charges, which primarily reduced the net carrying value of its communications equipment. The impairment charge resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. RenTelco’s business activity levels are directly attributable to the continued broad-based weakness in the telecommunications industry. Since June 30, 2002, there have been no impairment charges recorded. As of June 30, 2003, the carrying value of communications equipment was $7.1 million of which $0.1 million is classified as held for sale and included in “Rental Equipment, at cost: Electronics Test Instruments” on the Consolidated Balance Sheets. There can be no assurance that future impairment charges on rental equipment will not occur.

NOTE 5. BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations and accounting policies of these three segments are described in Notes 1 and 2 of the consolidated financial statements included in the Company’s latest Form 10-K. The Corporate segment in the table below is for the items related to the terminated merger with Tyco International which were not specifically allocated to a reportable segment. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2003 and 2002 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
Six Months Ended June 30,
2003
Rental Revenues	$30,910	$5,750	$—	$—	$36,660
Rental Related Services Revenues	6,953	251	—	—	7,204
Sales and Other Revenues	7,336	3,720	4,125	—	15,181
Total Revenues	45,199	9,721	4,125	—	59,045
Depreciation of Rental Equipment	3,522	2,720	—	—	6,242
Impairment of Rental Equipment	—	—	—	—	—
Interest Expense (Income) Allocation	1,345	192	(99)	—	1,438
Income (Loss) before Provision for Income Taxes	15,002	1,021	(48)	—	15,975
Rental Equipment Acquisitions	10,777	2,183	—	—	12,960
Accounts Receivable, net (period end)	21,316	3,164	5,065	—	29,545
Rental Equipment, at cost (period end)	293,731	37,026	—	—	330,757
Rental Equipment, net book value (period end)	206,086	18,574	—	—	224,660
Utilization (period end) [2]	83.6%	45.1%
Average Utilization [2]	83.3%	44.1%

2002
Rental Revenues	$32,947	$9,003	$—	$—	$41,950
Rental Related Services Revenues	8,005	285	—	—	8,290
Sales and Other Revenues	8,330	5,367	4,303	—	18,000
Total Revenues	49,282	14,655	4,303	—	68,240
Depreciation of Rental Equipment	3,436	5,669	—	—	9,105
Impairment of Rental Equipment	—	24,083	—	—	24,083
Interest Expense (Income) Allocation	1,839	493	(108)	—	2,224
Income (Loss) before Provision for Income Taxes	18,406	(23,894)	187	(592)	(5,893)
Rental Equipment Acquisitions	11,246	1,326	—	—	12,572
Accounts Receivable, net (period end)	23,873	4,960	4,304	—	33,137
Rental Equipment, at cost (period end)	287,032	44,504	—	—	331,536
Rental Equipment, net book value (period end)	202,490	25,709	—	—	228,199
Utilization (period end) [2]	85.9%	41.9%
Average Utilization [2]	85.9%	35.6%

1	Corporate includes the impact of nonrecurring items related to the terminated merger with Tyco International in 2002 of $592,000, which are not allocated to a specific segment.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans, objectives, the recovery of RenTelco’s business activities and financial results, the Company’s ability to sell rental equipment in excess of required levels, and the sufficiency of the Company’s working capital expenditures through 2003 are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions and in particular the continuing weakness in the telecommunications industry; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; additional impairment charges on the Company’s equipment; and fluctuations in the Company’s rentals and sales of modular or telecommunications equipment. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Three and Six Months Ended June 30, 2003 and 2002

The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. For the six months ended June 30, 2003, MMMC, RenTelco and Enviroplex contributed 94%, 6% and 0% of the Company’s pre-tax income, respectively.

The Company’s rental revenues for the three months and six months ended June 30, 2003 decreased $2.4 million (12%) and $5.3 million (13%) from the comparative periods in 2002.

•	For the six months ended June 30, 2003, MMMC’s rental revenues decreased $2.0 million (6%) from $32.9 million in 2002 to $30.9 million in 2003. MMMC’s rental revenue decrease is due to lower rental rates for equipment on rent, coupled with lower utilization resulting in a decline of the six-month average monthly yield from 2.01% in 2002 to 1.85% in 2003. Average monthly yield for the period is calculated as rental revenues divided by the number of months in the period divided by the average cost of rental equipment for the period. Changes in equipment utilization and rental rates of equipment on rent can impact the average monthly yield for a period. For the six months ended June 30, 2003, the mix of leases remaining on rent during the first six months of 2003 had lower rental rates on average than the prior year’s comparable period and the six-month average utilization for modulars, decreased from 85.9% in 2002 to 83.3% in 2003. Average utilization for the period is calculated by dividing the average cost of rental equipment on rent by the average total cost on rent for the period.

•	The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results in the first six months of 2003. RenTelco’s rental revenue levels have declined 25% from $4.0 million during the second quarter 2002 to $3.0 million in the second quarter 2003 and have declined 36% from $9.0 million for the first six months of 2002 to $5.8 million during the first six months of 2003. For the six months ended June 30, 2003, average utilization for electronics increased from 35.6% in 2002 to 44.1% in 2003 with the average monthly yield increasing from 2.1% in 2002 to 2.5% in 2003, both increasing primarily as a result of the Company’s 2002 equipment write-downs.

During the first six months of 2002, the Company’s RenTelco segment recorded a total of $24.1 million of impairment charges and since June 30, 2002, the Company has recorded no impairment charges. The impairment charges resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. During the first quarter 2002, an $11.9 million impairment charge was recorded and worsening market demand in the second quarter of 2002 for communications equipment caused an additional $12.2 million impairment charge to be recorded. At June 30, 2003, RenTelco’s communications equipment had a carrying value of $7.1 million representing 39% of the electronics inventory. There can be no assurance that future impairment charges on rental equipment will not occur.

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

Depreciation of rental equipment for the three and six months ended June 30, 2003 decreased $0.6 million (16%) and $2.9 million (31%) from the comparative periods in 2002 due primarily to the RenTelco equipment write-downs, which classified some equipment as non-depreciable equipment held for sale and lowered the monthly depreciation expense on written down rental equipment. These decreases of depreciation expense were offset in part by depreciation related to rental equipment additions. For MMMC, for the six months ended June 30, 2003, depreciation expense as a percentage of rental revenues increased slightly to 11% from 10% in the prior year’s comparable period. For RenTelco, the effect of 52% lower depreciation expense and 36% lower rental revenues for the first six months of 2003 as compared to the first six months of 2002, resulted in a decrease in depreciation expense as a percentage of revenues from 63% in 2002 to 47% in 2003.

Other direct costs of rental operations for the three and six months ended June 30, 2003 decreased $0.2 million (4%) and $0.7 million (7%) over last year’s comparable periods primarily due to reducing MMMC’s utilization of higher priced subcontractors for maintenance and repairs of its modular equipment. For the six-month period, consolidated gross margin percentage on rents increased from a negative margin of 2.8% in 2002, which included RenTelco’s $24.1 million impairment charge, to 57.8% in 2003.

Rental related services revenues for the three and months ended June 30, 2003 decreased $0.6 million (15%) and $1.1 million (13%) from the comparative periods in 2002. These revenues are primarily associated with modulars and consist of services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. For the six-month period, the revenue decrease resulted from the change in mix of leases within their original term. Gross margin percentage on these services for the six months ended June 30 decreased from 45.1% in 2002 to 39.3% in 2003.

Sales revenues for the three and six months ended June 30, 2003 decreased $1.7 million (15%) and $2.5 million (15%) from the comparable periods in 2002 as a result of lower sales volumes by MMMC, RenTelco and Enviroplex. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Consolidated gross margin percentage on sales for the six-month period decreased from 29.5% in 2002 to 28.6% in 2003.

Enviroplex’s backlog of orders as of June 30, 2003 and 2002 was $9.5 million and $6.7 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information about order levels to be produced for the entire year. Backlog is not significant in MMMC’s modular business or in RenTelco’s electronics business.

Selling and administrative expenses for the three and six months ended June 30, 2003 decreased $0.1 million (2%) and $0.8 million (6%) from the comparable 2002 periods. For the six-month period, the decrease is due primarily to lower bad debt expense of $0.6 million and expenses incurred in 2002 related to the terminated merger with Tyco International of $0.6 million, offset by an increase in professional fees of $0.4 million.

Interest expense for the three and six months ended June 30, 2003 decreased $0.3 million (31%) and $0.8 million (35%) primarily as a result of lower debt levels from the comparative prior year periods.

Income before provision for taxes for the three and six months ended June 30, 2003 increased $9.8 million and $21.9 million from the comparable periods in 2002, primarily due to the RenTelco impairment charges recorded in 2002 related to it’s rental equipment. RenTelco’s pre-tax contribution for the three and six months ended June 30, 2003 increased from a pre-tax loss of $12.0 million and $23.9 million in 2002, which included the impairment charges noted above, to a pre-tax income of $0.4 million and $1.0 million for the comparative periods in 2003. The pre-tax income for the three and six months ended June 30, 2003 was positively impacted by selling underutilized equipment for a sales gain of $0.5 million and $1.2 million, respectively. There can be no assurance that the positive contribution from the sale of underutilized equipment will continue to occur.

Net income for the three months ended June 30, 2003 increased $5.9 million to net income of $4.7 million, or $0.39 per share, in 2003 from a net loss of $1.2 million, or a $0.10 loss per share, in 2002. For comparability of the three-month period results, excluding the 2002 impairment charge and merger expenses related to the terminated merger agreement, net income and earnings per share would have decreased from $6.2 million and $0.49 per diluted share in 2002 to $4.7 million and $0.39 per diluted share in 2003. Net income for the six-months ended June 30, 2003 increased $13.2 million to net income of $9.6 million, or $0.78 per share, in 2003 from a net loss of $3.6 million, or a $0.28 loss per share, in 2002. For comparability of the six-month period results, excluding the 2002 impairment charges and merger expenses related to the terminated merger agreement, net income and earnings per share would have decreased from $11.3 million and $0.89 per diluted share in 2002 to $9.6 million and $0.78 per diluted share in 2002.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of Item 2 for cautionary information with respect to such forward-looking statements.

For the six months ended June 30, 2003, the Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $6.4 million (21%) for the six months ended June 30, 2003 from $31.1 million in 2002 to $24.7 million in 2003. The total cash available from operations plus rental equipment sale proceeds for the six-month period declined primarily as a result of lower revenues. During 2003, the primary uses of cash have been to purchase $12.2 million of rental equipment, primarily modulars, to satisfy customer requirements, repurchase $10.2 million of the Company’s common stock and pay dividends of $4.7 million to the Company’s shareholders. As a result, borrowings under the Company’s line of credit increased $2.7 million.

The Company had total liabilities to equity ratios of 1.34 to 1 and 1.25 to 1 as of June 30, 2003 and December 31, 2002, respectively. The debt (notes payable) to equity ratios were 0.43 to 1 and 0.40 to 1 as of June 30, 2003 and December 31, 2002, respectively. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At June 30, 2003, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $34.2 million was outstanding.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 2003, the Company repurchased 462,900 shares of its outstanding common stock for an aggregate purchase price of $10.2 million (or an average price of $22.05 per share). As of July 31, 2003, 1,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2003 will be adequately met by cash flow and bank borrowings.

ITEM 3.	MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $25.0 million compared to the recorded value of $24.0 million as of June 30, 2003. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Shareholders on May 28, 2003. The proposals voted on by the Company shareholders and the voting results were as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
William J. Dawson	8,582,437	0	349,129	3,104,564
Robert C. Hood	8,581,837	0	349,729	3,104,564
Dennis C. Kakures	7,695,295	0	1,236,271	3,104,564
Joan M. McGrath	7,659,325	0	1,272,241	3,104,564
Robert P. McGrath	7,694,425	0	1,237,321	3,104,564
Dennis P. Stradford	8,578,493	0	353,073	3,104,564
Ronald H. Zech	8,577,437	0	354,129	3,104,564

Elected as directors after the meeting were William J. Dawson, Robert C. Hood, Dennis C. Kakures, Joan M. McGrath, Robert P. McGrath, Dennis P. Stradford and Ronald H. Zech.

Proposal 2: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2003 with 8,928,720 in favor, 525 against, and 2,321 abstentions and 3,104,564 non-votes.

ITEM 5.	OTHER INFORMATION

Dividends

On May 28, 2003, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.20 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on April 30, 2003 regarding the 1st Quarter 2003 earnings press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2003	MCGRATH RENTCORP

	By:	/s/ THOMAS J. SAUER
Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)