Form 10-Q
period 2003-09-30
MCGRATH RENTCORP
filed 2003-10-30
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003	Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

At October 30, 2003, 12,120,763 shares of Registrant’s Common Stock were outstanding.

McGRATH RENTCORP

FORM 10-Q

September 30, 2003

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
REVENUES
Rental	$19,592	$20,202	$56,252	$62,152
Rental Related Services	4,350	4,483	11,554	12,773

Rental Operations	23,942	24,685	67,806	74,925
Sales	10,719	15,752	25,496	33,061
Other	194	1,513	598	2,204

Total Revenues	34,855	41,950	93,900	110,190

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	3,226	3,222	9,468	12,327
Rental Related Services	2,501	2,362	6,874	6,913
Impairment of Rental Equipment	—	—	—	24,083
Other	5,323	4,135	14,544	14,076

Total Direct Costs of Rental Operations	11,050	9,719	30,886	57,399
Costs of Sales	7,284	11,825	17,830	24,035

Total Costs	18,334	21,544	48,716	81,434

Gross Margin	16,521	20,406	45,184	28,756
Selling and Administrative	5,623	5,084	16,873	17,103

Income from Operations	10,898	15,322	28,311	11,653
Interest	647	951	2,085	3,175

Income Before Provision for Income Taxes	10,251	14,371	26,226	8,478
Provision for Income Taxes	4,090	5,719	10,464	3,374

Income Before Minority Interest	6,161	8,652	15,762	5,104
Minority Interest in Income of Subsidiary	95	159	89	182

Net Income	$6,066	$8,493	$15,673	$4,922

Earnings Per Share:
Basic	$0.50	$0.68	$1.29	$0.39
Diluted	$0.50	$0.68	$1.28	$0.39
Shares Used in Per Share Calculation:
Basic	12,080	12,483	12,127	12,462
Diluted	12,242	12,556	12,254	12,628

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash	$4	$4
Accounts Receivable, net of allowance for doubtful Accounts of $650 in 2003 and $1,000 in 2002	42,390	33,249

Rental Equipment, at cost:
Relocatable Modular Buildings	303,021	285,901
Electronic Test Instruments	36,509	39,786

	339,530	325,687
Less Accumulated Depreciation	(107,087)	(103,788)

Rental Equipment, net	232,443	221,899

Property, Plant and Equipment, net	47,698	48,379
Prepaid Expenses and Other Assets	14,552	9,603

Total Assets	$337,087	$313,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$55,961	$55,523
Accounts Payable and Accrued Liabilities	32,456	29,889
Deferred Income	31,639	17,337
Minority Interest in Subsidiary	2,809	3,107
Deferred Income Taxes, net	75,538	68,259

Total Liabilities	198,403	174,115

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Outstanding — 12,108 shares in 2003 and 12,490 shares in 2002	17,155	16,320
Retained Earnings	121,529	122,699

Total Shareholders’ Equity	138,684	139,019

Total Liabilities and Shareholders’ Equity	$337,087	$313,134

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,673	$4,922
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,940	13,890
Impairment of Rental Equipment	—	24,083
Provision for Doubtful Accounts	255	1,055
Gain on Sale of Rental Equipment	(4,051)	(4,783)
Loss on Sale of Land	—	26
Change In:
Accounts Receivable	(9,396)	(4,523)
Prepaid Expenses and Other Assets	(4,949)	847
Accounts Payable and Accrued Liabilities	2,183	(1,055)
Deferred Income	14,302	3,795
Deferred Income Taxes	7,279	1,188

Net Cash Provided by Operating Activities	32,236	39,445

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(27,160)	(16,707)
Purchase of Property, Plant and Equipment	(790)	(125)
Proceeds from Sale of Land	—	175
Proceeds from Sale of Rental Equipment	11,107	14,524

Net Cash Used in Investing Activities	(16,843)	(2,133)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	438	(31,442)
Proceeds from the Exercise of Stock Options	1,442	2,441
Repurchase of Common Stock	(10,207)	—
Payment of Dividends	(7,066)	(6,222)

Net Cash Used in Financing Activities	(15,393)	(35,223)

Net Increase (Decrease) in Cash	—	2,089
Cash Balance, Beginning of Period	4	4

Cash Balance, End of Period	$4	$2,093

Interest Paid During the Period	$2,568	$3,827

Income Taxes Paid During the Period	$3,185	$2,187

Dividends Declared, Not Yet Paid	$2,424	$2,248

Rental Equipment Acquisitions, Not Yet Paid	$5,194	$3,495

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the nine months ended September 30, 2003 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. Certain prior period amounts have been reclassified to conform to current year presentation. The consolidated results of the nine months ended September 30, 2003 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. STOCK OPTIONS

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recorded as the difference between the deemed fair value and the exercise price at the date of grant, and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Nine Months Ended September 30,
	2003	2002
Net Income, as reported	$15,673	$4,922
Pro Forma Compensation Expense, net of tax	382	382

Pro Forma Net Income	$15,291	$4,540

Earnings Per Share:
Basic – as reported	$1.29	$0.39
Basic – pro forma	1.26	0.36

Diluted – as reported	$1.28	$0.39
Diluted – pro forma	1.25	0.36

The fair value of options granted were estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Nine Months Ended September 30,
	2003	2002
Risk-free interest rates	3.6%	3.8%
Expected dividend yields	3.1%	3.1%
Expected volatility	35.0%	36.7%
Expected option life (in years)	7.5	7.5

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The weighted average number of dilutive options outstanding for the nine months ended September 30, 2003 and 2002 was 127,633 and 153,609, respectively.

NOTE 4. IMPAIRMENT

During the six months ended June 30, 2002, the Company’s RenTelco segment recorded $24.1 million of non-cash impairment charges, which primarily reduced the net carrying value of its communications equipment. The impairment charge resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. RenTelco’s business activity levels are directly attributable to the continued broad-based weakness in the telecommunications industry. Since June 30, 2002, there have been no additional impairment charges recorded. As of September 30, 2003, the net carrying value of RenTelco’s rental equipment was $18.1 million, of which $7.5 million is communications equipment. There can be no assurance that future impairment charges on rental equipment will not occur.

NOTE 5. BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations and accounting policies of these three segments are described in Notes 1 and 2 of the consolidated financial statements included in the Company’s latest Form 10-K. The Corporate column in the table below is for the items related to the terminated merger with Tyco International, which were not specifically allocated to a reportable segment. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2003 and 2002 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
Nine Months Ended September 30,
2003
Rental Revenues	$47,073	$9,179	$—	$—	$56,252
Rental Related Services Revenues	11,152	402	—	—	11,554
Sales and Other Revenues	13,253	5,729	7,112	—	26,094
Total Revenues	71,478	15,310	7,112	—	93,900
Depreciation of Rental Equipment	5,405	4,063	—	—	9,468
Impairment of Rental Equipment	—	—	—	—	—
Interest Expense (Income) Allocation	1,948	272	(135)	—	2,085
Income before Provision for Income Taxes	23,397	2,233	596	—	26,226
Rental Equipment Acquisitions	23,017	4,053	—	—	27,070
Accounts Receivable, net (period end)	32,656	3,943	5,791	—	42,390
Rental Equipment, at cost (period end)	303,021	36,509	—	—	339,530
Rental Equipment, net book value (period end)	214,374	18,069	—	—	232,443
Utilization (period end) [2]	85.8%	48.6%
Average Utilization [2]	84.0%	45.2%

2002
Rental Revenues	$49,664	$12,488	$—	$—	$62,152
Rental Related Services Revenues	12,342	431	—	—	12,773
Sales and Other Revenues	14,997	7,703	11,315	1,250	35,265
Total Revenues	77,003	20,622	11,315	1,250	110,190
Depreciation of Rental Equipment	5,165	7,162	—	—	12,327
Impairment of Rental Equipment	—	24,083	—	—	24,083
Interest Expense (Income) Allocation	2,705	634	(164)	—	3,175
Income (Loss) before Provision for Income Taxes	29,239	(22,892)	1,474	657	8,478
Rental Equipment Acquisitions	14,051	2,099	—	—	16,150
Accounts Receivable, net (period end)	30,889	3,647	5,828	—	40,364
Rental Equipment, at cost (period end)	286,887	42,208	—	—	329,095
Rental Equipment, net book value (period end)	201,656	23,666	—	—	225,322
Utilization (period end) [2]	86.4%	44.7%
Average Utilization [2]	86.0%	37.2%

1	Corporate includes nonrecurring items related to the terminated merger with Tyco International in 2002, which were not allocated to a specific segment.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three and Nine Months Ended September 30, 2003 and 2002

The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. For the nine months ended September 30, 2003, MMMC, RenTelco and Enviroplex contributed 89%, 9% and 2% of the Company’s pre-tax income, respectively.

The Company’s rental revenues for the three and nine months ended September 30, 2003 decreased $0.6 million (3%) and $5.9 million (9%), respectively, from the comparative periods in 2002.

•	For the nine months ended September 30, 2003, MMMC’s rental revenues decreased $2.6 million (5%) from $49.7 million in 2002 to $47.1 million in 2003. MMMC’s rental revenue decrease is due to unexpected project delays by customers, lower average rental rates and an increased number of equipment returns resulting in a decline of the nine-month average monthly yield from 2.02% in 2002 to 1.86% in 2003. Average monthly yield for the period is calculated as average rental revenues divided by the average cost of rental equipment for the period. Changes in equipment utilization and rental rates of equipment on rent can impact the average monthly yield for a period. For the nine months ended September 30, 2003, the mix of leases remaining on rent during the first nine months of 2003 had lower rental rates on average than the prior year’s comparable period and the nine-month average utilization for modulars, decreased from 86.0% in 2002 to 84.0% in 2003. Average utilization for the period is calculated by dividing the average cost of rental equipment on rent by the average total cost of rental equipment for the period.

•	The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results in the first nine months of 2003. RenTelco’s rental revenue levels have declined 26% from $12.5 million for the first nine months of 2002 to $9.2 million during the first nine months of 2003. For the nine months ended September 30, 2003, average utilization for electronics increased from 37.2% in 2002 to 45.2% in 2003 due to the 2002 equipment with the average monthly yield increasing from 2.2% in 2002 to 2.7% in 2003, both increasing primarily as a result of the Company’s 2002 equipment write-downs and the selling of underutilized equipment.

During the first six months of 2002, the Company’s RenTelco segment recorded $24.1 million of impairment charges, and since June 30, 2002, the Company has recorded no additional impairment charges. The impairment charges resulted from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. During the first quarter 2002, $11.9 million of the 2002 impairment charges were recorded and worsening market demand in the second quarter of 2002 for communications equipment caused the additional $12.2 million of impairment charges to be recorded. At September 30, 2003, RenTelco’s communications equipment had a net carrying value of $7.5 million, representing 42% of the electronics inventory. There can be no assurance that future impairment charges on rental equipment will not occur.

Looking forward to the foreseeable future, the Company expects RenTelco’s business activity levels to be low until such time as the telecommunications industry recovers. While management has limited visibility as to when the recovery in this sector will occur, management believes that adjusted equipment and overhead expense levels are sufficient to meet demand in the near term, and positions RenTelco to increase its earnings contribution upon the recovery of the telecommunications industry. However, there can be no assurance as to the success of RenTelco’s operations and financial results in connection with any such recovery. If business levels were to decline further, the Company is subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that the Company will be successful in these efforts.

Depreciation of rental equipment for the nine months ended September 30, 2003 decreased $2.9 million (23%) compared to the prior year’s period due to the RenTelco equipment write-downs discussed above, which resulted in the classification of some equipment as non-depreciable equipment held for sale and lowered the monthly depreciation expense on written down rental equipment. The decrease in depreciation expense was offset in part by depreciation related to rental equipment additions. For MMMC, for the nine months ended September 30, 2003, depreciation expense as a percentage of rental revenues increased to 11% from 10% in the prior year’s comparable period. For RenTelco, the effect of 43% lower depreciation expense and 26% lower rental revenues for the first nine months of 2003 as compared to the first nine months of 2002, resulted in a decrease in depreciation expense as a percentage of revenues from 57% in 2002 to 44% in 2003.

Other direct costs of rental operations for the three and nine months ended September 30, 2003 increased $1.2 million (29%) and $0.5 million (3%), respectively, over last year’s comparable periods primarily due to higher MMMC expenses related to the preparation of equipment for shipment during the third quarter. For the nine-month period, consolidated gross margin percentage on rents increased from 18.8% in 2002, which included RenTelco’s $24.1 million impairment charge, to 57.3% in 2003.

Rental related services revenues for the three and nine months ended September 30, 2003 decreased $0.1 million (3%) and $1.2 million (10%), respectively, from the comparative periods in 2002. These revenues are primarily associated with modulars and consist of services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. For the nine-month period, the revenue decrease resulted from the change in mix of leases within their original term. Gross margin percentage on these services for the nine months ended September 30 decreased from 45.9% in 2002 to 40.5% in 2003.

Sales revenues for the three and nine months ended September 30, 2003 decreased $5.0 million (32%) and $7.6 million (23%), respectively, from the comparable periods in 2002 as a result of lower sales volumes by Enviroplex, MMMC and RenTelco. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Consolidated gross margin percentage on sales for the nine-month period increased from 27.3% in 2002 to 30.1% in 2003.

Enviroplex’s backlog of orders as of September 30, 2003 and 2002 was $7.1 million and $2.8 million, respectively. Backlog is not significant in MMMC’s modular business or in RenTelco’s electronics business.

Selling and administrative expenses for the three and nine months ended September 30, 2003 increased $0.5 million (11%) and decreased $0.2 million (1%), respectively, from the comparable 2002 periods. For the three month-period, the $0.5 million increase primarily resulted from higher personnel and benefit costs of $0.6 million and professional fees of $0.1 coupled with lower bad debt expense of $0.2 million. For the nine-month period, the

$0.2 million decrease primarily resulted from lower bad debt expense of $0.8 million and expenses incurred in 2002 related to the terminated merger with Tyco International of $0.6 million, offset by increases in health and workers compensation insurance of $0.6 million and professional fees of $0.5 million.

Interest expense for the three and nine months ended September 30, 2003 decreased $0.3 million (32%) and $1.1 million (34%), respectively, primarily as a result of lower debt levels from the comparative prior year periods.

Income before provision for taxes for the three months ended September 30, 2003 decreased $4.1 million primarily due to lower sales volume and the $1.25 million reimbursement of merger expenses received from Tyco in 2002. For the nine months ended September 30, 2003, pre-tax income increased $17.7 million over 2002 due primarily to impairment charges recorded in 2002 related to RenTelco’s rental equipment. RenTelco’s pre-tax contribution for the nine months ended September 30, 2003 was $2.2 million compared to a pre-tax loss of $22.9 million in 2002, which included the impairment charges noted above. During the first nine months of 2003, RenTelco’s pre-tax income was positively impacted from selling underutilized equipment for sales gains of $1.9 million. There can be no assurance that the positive contribution from the sale of underutilized equipment will continue to occur.

Net income for the three months ended September 30, 2003 decreased $2.4 million to $6.1 million, or $0.50 per share, in 2003 from $8.5 million, or $0.68 per share, in 2002. For comparability of the three-month period results, excluding the $1.25 million reimbursement of merger expenses related to the terminated merger agreement, net income and earnings per share would have decreased from $7.7 million and $0.62 per diluted share in 2002 to $6.1 million and $0.50 per diluted share in 2003. Net income for the nine-months ended September 30, 2003 increased $10.8 million to $15.7 million, or $1.28 per share, in 2003 from $4.9 million, or $0.39 per share, in 2002. For comparability of the nine-month period results, excluding the 2002 impairment charges and net merger income related to the terminated merger agreement, net income and earnings per share would have decreased from $19.0 million and $1.51 per diluted share in 2002 to $15.7 million and $1.28 per diluted share in 2003.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of Item 2 for cautionary information with respect to such forward-looking statements.

For the nine months ended September 30, 2003, the Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $10.8 million (20%) from $54.1 million in 2002 to $43.3 million in 2003 due to lower earnings and sales proceeds. During 2003, the primary uses of cash have been to purchase $27.2 million of rental equipment, primarily modulars, to satisfy customer requirements, repurchase $10.2 million of the Company’s common stock and pay dividends of $7.1 million to the Company’s shareholders. As a result of the cash activity during the first nine months of 2003, borrowings under the Company’s lines of credit increased $0.5 million from $55.5 million to $56.0 million.

The Company had total liabilities to equity ratios of 1.43 to 1 and 1.25 to 1 as of September 30, 2003 and December 31, 2002, respectively. The debt (notes payable) to equity ratios were 0.40 to 1 as of September 30, 2003 and December 31, 2002. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At September 30, 2003, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $40.0 million was outstanding.

The Company has made purchases of shares of its common stock from time to time in market transactions (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2003, the Company repurchased 462,900 shares of its outstanding common stock for an aggregate purchase price of $10.2 million (or an average price of $22.05 per share). As of October 30, 2003, 1,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2003 will be adequately met by cash flow and bank borrowings.

ITEM 3. MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $16.8 million compared to the recorded value of $16.0 million as of September 30, 2003. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Dividends

On August 28, 2003, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.20 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on September 12, 2003.

10.2	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on September 12, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on July 31, 2003 regarding the 2nd Quarter 2003 earnings press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2003		MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer
Vice President and Chief Financial Officer (Chief Accounting Officer)