Form 10-K
period 2003-12-31
MCGRATH RENTCORP
filed 2004-03-12
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003                        Commission file number 0-13292

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   X   No

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2003: $242,297,506.

As of March 8, 2004, 12,127,086 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held June 2, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 46

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “intends”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements include any statements the Company makes, or implications suggested by statements the Company makes, as to:

•	the future prospects for and growth of the Company and the industries in which it operates, including (i) the extent and duration of weakness in the telecommunications industry and the impact of such weakness on the Company and its and financial conditions, (ii) RenTelco’s ability to increase its earnings contribution to the Company upon recovery of the telecommunications industry;

•	the level of the Company’s future rentals and sales and customer demand;

•	the Company’s ability to effectively compete against its competitors;

•	the Company’s strategies for the future and its ability to implement and maintain such strategies, including its strategies (i) to actively maintain and repair rental equipment cost effectively and to maximize the level of proceeds from the sale of such products and (ii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment;

•	the effect of any future loss of primary manufacturers or suppliers on the Company’s products;

•	the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable legislation;

•	the significance of warranty costs to the Company’s operations;

•	the effect of changes in legislation on the Company’s modular rental and sales revenues, including legislation with respect to policies regarding class size, the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements;

•	interruptions in the passage of statewide and local facility bond measures and the effect of such interruptions on the Company’s operations;

•	the effect of shifting trends in school populations and the need for temporary classroom space during the construction of new schools or new school facilities or during the reconstruction of older schools;

•	the Company’s ability to leverage its costs and expenses over a large installed customer base and improve its operating margins;

•	any future effects on the Company’s costs of operation and liquidity resulting from the use of alternative building materials in modular buildings;

•	the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital and capital expenditures through 2004 and beyond;

•	the effect of changes to the Company’s accounting policies (including our critical accounting policies) and future implementation of these policies, including policies with respect to depreciation, maintenance and refurbishment and impairment; and

•	the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices.

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

General

McGrath RentCorp (the “Company”) is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “RenTelco,” its electronic test equipment rental division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business. The Company’s corporate offices are located in Livermore, California. In addition, branch operations for both rental divisions are conducted from this facility.

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

RenTelco rents and sells electronic test equipment nationally from two locations. The Plano, Texas location houses the Company’s communications and fiber optic test equipment inventory, calibration laboratory and eastern U.S. sales engineer and operations staffs. The Livermore, California location houses the Company’s general-purpose test equipment inventory, calibration laboratory and western U.S. sales engineer and operations staffs. Significant portions of RenTelco’s rental and sales revenues are derived from the telecommunications industry. RenTelco continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall revenues.

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

A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, the rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to California public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) comprised approximately 41%, 40% and 34%, of the Company’s consolidated rental and sales revenues for 2003, 2002 and 2001, respectively.

Please see Note 10 to the Consolidated Financial Statements on page 39 for more information on the Company’s business segments.

As of December 31, 2003, the Company had 475 employees, of whom 46 are primarily administrative and executive personnel, and the remaining 429 are engaged in manufacturing or rental operations. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems, which results in the efficient use of overhead. Each product line has its own sales and technical personnel.

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

MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2003, MMMC purchased 24% of its modular product from one manufacturer. MMMC believes that the loss of its primary manufacturer of modulars could have an effect on its operations since MMMC could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

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

MMMC operates from three regional inventory centers serving large geographic areas in California and Texas with in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. MMMC believes operating from large regional inventory centers results in better operating margins as operating costs are spread over a large installed customer base. MMMC actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, generates high sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. Making these expenditures for repair and maintenance throughout the equipment’s life results in older equipment renting for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 3% of rental equipment, and has been, on average, 10 years old with sale proceeds recovering a high percentage of the equipment’s capitalized cost. MMMC depreciates its rental equipment over 18 years using a 50% residual value effective January 1, 2002. Prior to 2002, MMMC used an 18% residual value.

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

At December 31, 2003, MMMC had 19,713 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $304.9 million or an average cost per unit of $15,500. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2003, fleet utilization was 84.6% and average fleet utilization during 2003 was 84.2%.

Sales

In addition to operating its rental fleet, MMMC sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2003, MMMC’s largest sale of modulars was for new buildings to a medical facility for approximately $1.6 million. This sale represented approximately 9% of MMMC’s sales, 4% of the Company’s consolidated sales, and 1% of the Company’s consolidated revenues.

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

During 2003, Enviroplex’s largest sale was for $4.0 million of new classrooms to a school district. This sale represented 36% of Enviroplex’s sales, 11% of the Company’s consolidated sales and 3% of the Company’s consolidated revenues. All of Enviroplex’s sales occur in California, with most sales occurring directly with California public school districts.

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

Rentals and Sales to California Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2003	2002	2001	2000	1999
Modular Rental Revenues (MMMC)	49%	49%	49%	47%	48%
Modular Sales Revenues (MMMC & Enviroplex)	50%	54%	54%	61%	52%
Consolidated Rental and Sales Revenues[1]	41%	40%	34%	35%	34%

1    Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues by the Company’s consolidated rental and sales revenues.

The great majority of funding for facility requirements in California’s public schools (K-12) and community colleges is derived from the passage of both statewide and local facility bond measures. Historically, the Company has benefited from the passage of these types of facility bonds and believes these are essential to its business. Looking forward, the Company believes that any interruption in the passage of these types of facility bonds, contraction of the Class Size Reduction Program, a lack of fiscal funding, or a significant reduction of funding from the State of California to public schools may have a material adverse effect on both rental and sales revenues of the Company.

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

In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. At December 31, 2003, the net book value of DOH classrooms represented less than 2.5% of the net book value of the Company’s modular rental equipment and 1.7% of the total assets of the Company, and the utilization of these DOH classrooms was 79.3%.

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS

Description

RenTelco’s communications and fiber optics rental inventory includes fiber, telecom, SONET, ATM, broadcast, copper, line simulator, microwave, network and transmission test equipment. The general-purpose inventory includes oscilloscopes, amplifiers, spectrum, network and logic analyzers, CATV, component measurement, industrial, signal source, microprocessor development and power source test equipment. RenTelco’s communications inventory includes equipment from over 40 manufacturers and the majority of the general-purpose inventory is manufactured by Agilent and Tektronix. RenTelco also rents electronic instruments from other rental companies and re-rents the instruments to customers.

During the first six months of 2002, RenTelco recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for its rental products coupled with high inventory levels, especially communications equipment. RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. As the telecommunications industry continues to recover, RenTelco anticipates increasing business levels. However, RenTelco has limited visibility as to when the full recovery in this sector will occur, and there can be no assurance as to the effect of such recovery on RenTelco’s operations.

At December 31, 2003, RenTelco had an aggregate cost of electronics rental inventory and accessories of $34.4 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of the rental equipment, excluding accessory equipment. Utilization was 45.2% as of December 31, 2003 and averaged 45.3% during the year. Generally, RenTelco targets utilization levels in a range between 50% and 55%. There can be no assurance that in the future RenTelco’s utilization levels will reach RenTelco’s target utilization levels or even remain at their 2003 average. RenTelco rents electronic test equipment for a typical rental period of one to six months at monthly rental rates ranging from approximately 3% to 10% of the current manufacturers’ list price. RenTelco depreciates its equipment over 2 to 8 years with no residual value.

RenTelco endeavors to maintain an inventory of equipment meeting more current technological standards and attempts to sell equipment so that the majority of the inventory is less than five years old. RenTelco generally sells used equipment after approximately four years of service to permit an orderly turnover and replenishment of the electronics inventory. With weak market demand and lower than target utilization levels, RenTelco will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that RenTelco will be successful in these efforts. In 2003, approximately 35% of the electronics revenues were derived from sales. The largest electronics sale during 2003 represented 7% of electronics sales and less than 1% of the Company’s consolidated sales and consolidated revenues.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2003	2002	2001	2000	1999
Relocatable Modular Buildings (operating under MMMC and Enviroplex)
Revenues
Rental	$63,948	$66,214	$63,542	$56,779	$51,622
Rental Related Services	16,203	16,936	17,117	16,462	12,542

Total Modular Rental Operations	80,151	83,150	80,659	73,241	64,164

Sales—MMMC	18,478	20,124	15,758	23,831	16,100
Sales—Enviroplex	11,007	12,488	14,993	16,992	11,150

Total Modular Sales	29,485	32,612	30,751	40,823	27,250

Other	495	678	644	423	500

Total Modular Revenues	$110,131	$116,440	$112,054	$114,487	$91,914

Percentage of Rental Revenues	83.4%	80.8%	63.1%	59.8%	65.5%
Percentage of Total Revenues	84.1%	80.3%	70.3%	69.7%	70.7%
Rental Equipment, at cost (year-end)	$304,905	$285,901	$281,203	$261,081	$238,449
Rental Equipment, net book value (year-end)	$215,589	$200,593	$197,764	$187,059	$171,166
Number of Units (year-end)	19,713	18,707	18,554	17,555	16,230
Utilization (year-end)[1]	84.6%	85.2%	86.2%	84.9%	80.2%
Average Utilization[1]	84.2%	85.9%	85.4%	82.3%	81.6%
Average Rental Equipment, at cost[2]	$283,297	$274,912	$260,760	$238,408	$213,571
Annual Yield on Average Rental Equipment, at cost	22.6%	24.1%	24.4%	23.8%	24.2%
Gross Margin on Rental Revenues	63.0%	65.3%	55.2%	50.2%	55.3%
Gross Margin on Sales	28.2%	27.3%	30.9%	28.0%	29.5%

Electronic Test and Measurement Instruments (operating under RenTelco)
Revenues
Rental	$12,730	$15,777	$37,180	$38,152	$27,132
Rental Related Services	543	561	710	723	501

Total Electronics Rental Operations	13,273	16,338	37,890	38,875	27,633
Sales	7,260	9,645	8,784	10,201	9,789
Other	307	508	666	595	626

Total Electronics Revenues	$20,840	$26,491	$47,340	$49,671	$38,048

Percentage of Rental Revenues	16.6%	19.2%	36.9%	40.2%	34.5%
Percentage of Total Revenues	15.9%	18.3%	29.7%	30.3%	29.3%
Rental Equipment, at cost (year-end)	$34,448	$39,786	$95,419	$92,404	$72,832
Rental Equipment, net book value (year-end)	$16,457	$21,306	$57,758	$60,343	$46,012
Utilization (year-end)[1]	45.2%	41.6%	34.4%	63.5%	54.4%
Average Utilization[1]	45.3%	38.2%	50.4%	61.4%	53.8%
Average Rental Equipment, at cost[3]	$37,105	$58,952	$97,715	$82,401	$68,420
Annual Yield on Average Rental Equipment, at cost	34.3%	26.8%	38.0%	46.3%	39.7%
Gross Margin on Rental Revenues[3]	39.5%	(120.3)%	56.6%	63.8%	59.5%
Gross Margin on Sales	34.7%	29.1%	32.7%	32.6%	29.7%
Total Revenues[4]	$130,971	$145,086	$159,394	$164,158	$129,962

1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average costs for the year.
2	Average rental equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	In 2002, RenTelco’s Average Rental Equipment, at cost, and Gross Margin on Rental Revenues were significantly impacted by impairment charges of $24.1 million recorded in the first half of 2002.
4	In 2002, in addition to the revenues from modulars and electronics products, 1.4% of Total Revenues resulted from a $1.25 million nonrecurring reimbursement of merger related costs and expenses and $0.9 million gain on land sales not allocated to the specific products.

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

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2003. The Company owns all properties, except as noted in footnote 4 of the Facilities table below.

Facilities

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	9,840	—	9,840
Relocatable Modular Buildings
Livermore, California[1,2]	139.7	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Electronic Test and Measurement Instruments
Livermore, California[1]	—	8,400	7,920	16,320
Plano, Texas[3]	2.6	28,337	10,773	39,110
Enviroplex
Stockton, California[4]	16.9	5,825	120,080	125,905

	287.7	71,870	261,653	333,523

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and both modulars and electronics branch operations.
2	Of the 139.7 acres, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March 2008, 2.2 acres are rented to a third party through October 2005 and 35.8 acres are undeveloped.
3	Of the 28,337 square feet of office space, 19,152 square feet are rented to a third party through February 2006.
4	Of the 16.9 acres, 6 acres are rented through June 2004. The leased facility includes 2,460 square feet of office space and 18,030 square feet of warehouse space.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company’s common stock is traded in the NASDAQ National Market System under the symbol “MGRC”.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity

	2003				2002
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$29.90	$28.90	$27.99	$24.20	$23.60	$25.62	$31.15	$37.92
Low	$26.99	$25.80	$21.93	$21.50	$20.08	$17.21	$24.53	$27.90
Close	$27.25	$28.00	$26.73	$22.60	$23.15	$20.37	$25.92	$30.75
Dividends Declared	$0.20	$0.20	$0.20	$0.20	$0.18	$0.18	$0.18	$0.16

As of March 8, 2004, the Company’s common stock was held by approximately 82 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2003 and 2002 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company’s Long-Term Stock Bonus Plans provide for stock bonuses to be granted to officers and key employees dependent upon achievement of certain financial goals covering specified performance periods. The Company issued to Dennis C. Kakures and Thomas J. Sauer, both officers of the Company, an aggregate of 6,736 shares of common stock in March 2002. This issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of section 4(2) thereof.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2003 and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data

(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2003	2002	2001	2000	1999
Operations Data
Revenues
Rental	$76,678	$81,991	$100,722	$94,931	$78,754
Rental Related Services	16,746	17,497	17,827	17,185	13,043

Rental Operations	93,424	99,488	118,549	112,116	91,797
Sales	36,745	42,257	39,535	51,024	37,039
Other	802	3,341	1,310	1,018	1,126

Total Revenues	130,971	145,086	159,394	164,158	129,962

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	12,745	15,792	27,270	23,850	19,780
Rental Related Services	10,356	9,497	10,654	9,304	7,153
Impairment of Rental Equipment	—	24,083	—	1,927	—
Other	18,623	17,839	17,298	16,323	14,284

Total Direct Costs of Rental Operations	41,724	67,211	55,222	51,404	41,217
Cost of Sales	25,913	30,541	27,172	36,256	26,078

Total Costs	67,637	97,752	82,394	87,660	67,295

Gross Margin	63,334	47,334	77,000	76,498	62,667
Selling and Administrative	22,626	22,099	24,955	19,982	17,103

Income from Operations	40,708	25,235	52,045	56,516	45,564
Interest	2,668	3,982	7,078	8,840	6,606

Income before Provision for Income Taxes	38,040	21,253	44,967	47,676	38,958
Provision for Income Taxes	15,178	8,459	17,807	19,762	14,874

Income before Minority Interest	22,862	12,794	27,160	27,914	24,084
Minority Interest in Income of Subsidiary	170	161	482	670	251

Income before Effect of Accounting Change	22,692	12,633	26,678	27,244	23,833
Cumulative Effect of Accounting Change, net of tax[1]	—	—	—	—	(1,367)

Net Income	$22,692	$12,633	$26,678	$27,244	$22,466

Earnings Per Share:
Basic
Income before Cumulative Effect of Accounting Change	$1.87	$1.01	$2.18	$2.21	$1.80
Cumulative Effect of Accounting Change, net of tax[1]	—	—	—	—	(0.10)

Net Income	$1.87	$1.01	$2.18	$2.21	$1.70

Diluted
Income before Cumulative Effect of Accounting Change	$1.85	$1.00	$2.14	$2.19	$1.78
Cumulative Effect of Accounting Change, net of tax[1]	—	—	—	—	(0.10)

Net Income	$1.85	$1.00	$2.14	$2.19	$1.68

Shares Used in Per Share Calculations:
Basic	12,125	12,468	12,232	12,334	13,235
Diluted	12,259	12,619	12,495	12,428	13,383
Cash Dividends Declared Per Common Share	$0.80	$0.70	$0.64	$0.56	$0.48

Selected Consolidated Financial Data (continued)

(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data (at period end)
Rental Equipment, at cost	$339,353	$325,687	$376,622	$353,485	$311,281
Rental Equipment, net	$232,046	$221,899	$255,522	$247,402	$217,178
Total Assets	$323,858	$313,134	$354,884	$357,246	$297,722
Notes Payable	$47,266	$55,523	$104,140	$126,876	$110,300
Shareholders’ Equity	$143,978	$139,019	$131,595	$108,958	$95,403
Shares Issued and Outstanding	12,122	12,490	12,335	12,125	12,546

Book Value Per Share	$11.88	$11.13	$10.67	$8.99	$7.60
Debt (Total Liabilities) to Equity	1.25	1.25	1.70	2.28	2.12
Debt (Notes Payable) to Equity	0.33	0.40	0.79	1.16	1.16
Return on Average Equity	16.5%	9.5%	22.0%	26.7%	22.7%

1	Effective January 1, 1999, rental revenue is recognized ratably over the month on a daily basis. Rental billings for periods extending beyond the month end are recorded as deferred income. In prior years, only rental billings extending beyond a one-month billing period were recorded as deferred income (i.e. partial month billings for days beyond month end were not deferred). The new method of recognizing rental revenue was adopted after the Company undertook a review of its revenue recognition policies after the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.” The effect is reported as a change in accounting method in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”. In 1999, the cumulative effect of changing to a new method of accounting effective January 1, 1999 was a decrease in net income by $1.4 million (net of taxes of $0.9 million) or $0.10 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the preamble to Part I, “Forward Looking Statements” and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

General

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test and measurement instruments on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. Generally, rents recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a high percentage of its capitalized cost. Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronics equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continued advocacy and collaboration with governing agencies and legislative bodies for ongoing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronics equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are in good operating condition.

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California are currently experiencing, or are expected to experience in the near term, a significant reduction of funding from the state associated with the state’s general reductions in its budget. As a result of the reduced funding, lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of the reduced or expected reduction in funding of public schools in the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of the Class Size Reduction Program by the State of California to public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to California Public Schools (K-12)” above.)

The Company’s rental operations include rental and rental related service revenues which comprised approximately 72% of consolidated revenues in 2003 and for the three years ended December 31, 2003. Over the past three years, modulars comprised 78% and electronics comprised 22% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously available for rent, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from governmental agencies in California and Texas. Sales and other revenues of both modular and electronic test equipment have comprised approximately 28% of the Company’s consolidated revenues in 2003 and 28% of the Company’s consolidated revenues over the last three years. During these three years, modulars comprised 76%, electronics represented 22%, and items not allocated to these product segments represented 2% of sales and other revenues. The Company’s cost of sales include the carrying value of the equipment sold and all the direct costs associated with the sale.

The rental and sale of modulars to California public school districts comprised 41%, 40% and 34% of the Company’s consolidated rental and sales revenues for 2003, 2002 and 2001. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to California Public Schools (K-12)” above.)

Selling and administrative expenses primarily include personnel and benefit costs, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

The Company’s RenTelco division continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which significantly impacted the Company’s overall results in 2002 and 2003. In 2002, RenTelco’s rental revenues declined 58% to $15.8 million from $37.2 million in 2001. In 2003, although rental revenues further declined 19% to $12.7 million, on a sequential basis, RenTelco’s quarterly rental revenues trended up the last three-quarters of 2003. During 2002, RenTelco recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, particularly communications equipment. RenTelco’s pretax contribution increased to $3.3 million in 2003 from a pretax loss of $22.0 million in 2002 primarily as a result of the impairment charges. The impairment charges in 2002 primarily reduced the net carrying value of the RenTelco’s communications equipment, which had a carrying value at December 31, 2003 and 2002, of $7.1 million and $8.1 million respectively, or 43% and 38% of the electronics inventory. There were no impairment charges in 2003, although, there can be no assurance that future impairment charges on RenTelco’s remaining equipment will not occur.

Looking forward for the foreseeable future, the Company expects RenTelco’s business activity levels to improve as the telecommunications industry recovers. However, while management has limited visibility as to the timing and extent of the recovery in this sector, management believes the ongoing efforts to reduce rental equipment inventory and overhead expense levels to meet projected business activity levels for the near term, positions RenTelco to increase its earnings contribution. However, there can be no assurance as to the occurrence of such recovery or the impact of such a recovery on RenTelco’s operations and financial results. If business levels were to decline further, the Company is subject to the risk that additional equipment may become impaired which would adversely impact the Company’s future reported results. The Company will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that the Company will be successful in these efforts.

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2003–	Year Ended December 31,			2003 over 2002	2002 over 2001
	2001	2003	2002	2001
Revenues
Rental	60%	59%	57%	63%	(6)%	(19)%
Rental Related Services	12	13	12	11	(4)	(2)

Rental Operations	72	72	69	74	(6)	(16)
Sales	27	28	29	25	(13)	7
Other	1	nm	2	1	(76)	155

Total Revenues	100%	100%	100%	100%	(10)%	(9)%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	13	10	11	17	(19)	(42)
Rental Related Services	7	8	7	7	9	(11)
Impairment of Rental Equipment	6	0	17	0	(100)	100
Other	12	14	11	11	4	3

Total Direct Costs of Rental Operations	38	32	46	35	(38)	22
Cost of Sales	19	20	21	17	(15)	12

Total Costs	57	52	67	52	(31)	19

Gross Margin	43	48	33	48	34	(39)
Selling and Administrative	16	17	16	15	2	(11)

Income from Operations	27	31	17	33	61	(52)
Interest	3	2	2	5	(33)	(44)

Income before Provision for Income Taxes	24	29	15	28	79	(53)
Provision for Income Taxes	10	12	6	11	79	(52)

Income before Minority Interest	14	17	9	17	79	(53)
Minority Interest in Income of Subsidiary	nm	nm	nm	nm	6	(66)

Net Income	14%	17%	9%	17%	80%	(53)%

nm = not meaningful

Fiscal Years 2003 and 2002

In 2003, rental revenues decreased $5.3 million (6%) from 2002, with MMMC’s rental revenue decreasing $2.3 million (3%) and RenTelco’s rental revenue decreasing $3.0 million (19%). MMMC’s rental revenues decreased primarily due to unexpected project delays by customers, lower average rental rates and an increased number of equipment returns during 2003, while RenTelco’s rental revenues continued to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, as described above. For MMMC, modular utilization, or the cost of rental equipment on rent divided by the total cost of rental equipment, as of December 31, 2003 and 2002 was 84.6% and 85.2%, respectively. In 2003, average modular equipment on rent, valued at cost, increased by $2.5 million compared to a year earlier. Average utilization for modulars decreased from 85.9% in 2002 to 84.2% in 2003 while the annual yield, or rental revenues divided by the average rental equipment cost, declined from 24.1% to 22.6%. For RenTelco, electronics utilization, was 45.2% as of December 31, 2003 as compared to 41.6% as of December 31, 2002, both of which were below RenTelco’s target range of between 50% and 55%. Although rental rates steadily improved during 2003, electronics average equipment on rent, valued at cost, decreased by $5.7 million compared to a year earlier. Average utilization for electronics increased from 38.2% in 2002 to 45.3% in 2003 with the annual yield increasing from 26.8% in 2002 to 34.3% in 2003.

Depreciation of rental equipment in 2003 decreased $3.0 million (19%) from 2002 primarily as a result of RenTelco’s write-downs in 2002, which lowered the monthly depreciation expense on written down rental equipment, offset in part by depreciation related to rental equipment additions during 2003.

For MMMC, as rental revenues declined 3%, depreciation as a percentage of rental revenues increased from 11% to 12%. For RenTelco, despite a rental revenue decline of 19%, depreciation as a percentage of revenues decreased from 55% in 2002 to 42% in 2003 due to 38% lower depreciation as a result of the sale of underutilized rental equipment during the year.

Other direct costs of rental operations increased $0.8 million (4%) from 2002 primarily due to increased maintenance and repair expenses of the modular fleet. Consolidated gross margin on rents increased from 29.6% in 2002 to 59.1% in 2003 due primarily to the RenTelco impairment charges of $24.1 million in 2002.

Rental related services revenues in 2003 decreased $0.8 million (4%) from 2002 as a result of lower modular revenues for services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. Gross margin on these services decreased from 45.7% in 2002 to 38.2% in 2003.

Sales in 2003 decreased $5.5 million (13%) from 2002 primarily as a result of lower sales volume by each segment. MMMC’s sales volume decreased $1.6 million due to fewer significant sales in 2003, RenTelco’s sales volume decreased $2.4 million due to lower sales of underutilized equipment, which began during 2002, and Enviroplex’s sales decreased $1.5 million due to lower order volume. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin on sales increased from 27.7% in 2002 to 29.5% in 2003.

Enviroplex’s backlog of orders as of December 31, 2003 and 2002 was $4.2 million and $3.4 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. Backlog is not significant in MMMC’s modular business or in RenTelco’s electronics business.

Other revenues decreased $2.5 million (76%) from 2002 primarily as a result of non-recurring items in 2002; a $1.25 million nonrecurring reimbursement of merger related costs and expenses from Tyco (for more information, see “Item 1. Business—Terminated Merger Agreement” above) and a gain on land sales of $0.9 million related to excess property not part of existing operating facilities.

Selling and administrative expenses in 2003 increased $0.5 million (2%) from 2002. The increase is primarily due to higher personnel and benefit costs of $1.7 million and higher professional fees of $0.5 million offset by lower bad debt expense of $0.9 million and $0.6 million of merger related costs in 2002 that did not recur in 2003.

Interest expense in 2003 decreased $1.3 million (33%) from 2002 as a result of 31% lower debt levels and 1% lower average interest rates over a year earlier.

Income before provision for taxes in 2003 increased $16.8 million (79%) from 2002 and net income increased $10.1 million (80%) with earnings per diluted share increasing 85% from $1.00 per diluted share in 2002 to $1.85 per diluted share in 2003. The Company’s effective tax rate increased slightly from 39.8% in 2002 to 39.9% in 2003.

The results for 2002 include the following significant items:

•	Noncash RenTelco impairment charges of $24.1 million reduced net income by $14.5 million or $1.15 per share.

•	Lower depreciation expense of $3.5 million resulting from the electronics equipment write-downs occurring in 2002 increased net income by $2.1 million or $0.17 per share.

•	Gain on land sales of $0.9 million increased net income by $0.5 million or $0.04 per share.

•	Net nonrecurring income of $0.7 million related to a terminated merger agreement with Tyco increased net income by $0.4 million or $0.03 per share.

In 2003, net income was $22.7 million, or $1.85 per share, compared to $12.6 million, or $1.00 per share, in 2002. For comparability, excluding impairment charges, merger-related items, gain on land sales and depreciation impact of the electronics equipment write-downs, net income and earnings per share would have declined from $24.1 million or $1.91 per share in 2002 to $22.7 million or $1.85 per share in 2003, with fewer outstanding shares in 2003. McGrath RentCorp provides these measurements to provide a consistent basis for comparison between years without the effect of one-time events.

Fiscal Years 2002 and 2001

In 2002, rental revenues decreased $18.7 million (19%) from 2001, with MMMC’s rental revenue increasing $2.7 million (4%) and RenTelco’s rental revenue decreasing $21.4 million (58%). MMMC’s rental revenues increased primarily due to higher equipment levels on rent during 2002, while RenTelco’s rental revenues declined due to continued broad-based weakness in the telecommunications industry, as described above. For MMMC, modular utilization, or the cost of rental equipment on rent divided by the total cost of rental equipment excluding new equipment not previously rented and accessory equipment, as of December 31, 2002 and 2001 was 85.2% and 86.2%, respectively. In 2002, average modular equipment on rent, valued at cost, increased by $13.4 million compared to a year earlier. Average utilization for modulars increased from 85.4% in 2001 to 85.9% in 2002 while the annual yield, or rental revenues divided by the average rental equipment cost, declined slightly from 24.4% to 24.1%. For RenTelco, electronics utilization, was 41.6% as of December 31, 2002 as compared to 34.4% as of December 31, 2001, both of which were below RenTelco’s target range of between 50% and 55%. Electronics average equipment on rent, valued at cost and adjusted for the equipment writedowns occurring in 2002, decreased by $26.6 million compared to a year earlier as demand continued to worsen for communications rental equipment. Average utilization for electronics decreased from 50.4% in 2001 to 38.2% in 2002 with the annual yield decreasing from 38.0% in 2001 to 26.8% in 2002.

Depreciation of rental equipment in 2002 decreased $11.5 million (42%) from 2001. For MMMC, depreciation of rental equipment decreased $6.3 million primarily as a result of changing the residual value for modular equipment from 18% to 50% of the original cost effective January 1, 2002. For RenTelco, depreciation of rental equipment decreased $5.2 million primarily as a result of the equipment write-downs, which classified certain equipment as non-depreciable equipment held for sale and lowered the monthly depreciation expense on written down rental equipment. These decreases in depreciation expense were offset in part by depreciation related to rental equipment additions and a reduction in the useful life for certain electronics optical equipment effective January 1, 2002.

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

Rental related services revenues in 2002 decreased $0.3 million (2%) from 2001 as a result of slightly lower volume of modular equipment movements and site requirements in 2002. Gross margin on these services increased from 40.2% in 2001 to 45.7% in 2002.

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

Selling and administrative expenses in 2002 decreased $2.9 million (11%) from 2001. The decrease is primarily due to lower costs and expenses related to a merger agreement with Tyco of $1.3 million, lower personnel and benefit costs of $0.9 million, lower web maintenance and development costs of $0.6 million and lower depreciation and amortization expense of $0.3 million.

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

In 2002, net income was $12.6 million, or $1.00 per share, compared to $26.7 million, or $2.14 per share, in 2001. For comparability, excluding impairment charges, merger-related items, gain on land sales and depreciation impact of both increasing the modular residual values and the electronics equipment write-downs, net income and earnings per share would have declined from a pro forma amount of $27.8 million or $2.23 per share in 2001 to $19.7 million or $1.57 per share in 2002. McGrath RentCorp provides these measurements to provide a consistent basis for comparison between years without the effect of one-time events. While there can be no assurance, looking forward, management expects 2003 results to continue to benefit from lower depreciation expense resulting from the increase in modular residual value and lower carrying values of electronics written-down equipment with an estimated benefit in 2003 of $7.6 million or $0.60 per share.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2003	2002	2001
Cash Provided by Operating Activities	$47,944	$51,018	$63,573	$162,535
Proceeds from the Sale of Rental Equipment	14,956	18,984	18,015	51,955

Cash Available for Purchase of Rental Equipment	$62,900	$70,002	$81,588	$214,490
Purchases of Rental Equipment	$(35,797)	$(17,685)	$(51,512)	$(104,994)
Notes Payable Increase (Decrease)	$(8,257)	$(48,617)	$(22,736)	$(79,610)

Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from year to year depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from year to year, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings and/ or conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, dividend payments or the repurchasing of its common stock.

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $0.8 million in 2003, $0.5 million in 2002 and $1.6 million in 2001, and has used cash to provide returns to its shareholders, both in the form of cash dividends and by stock repurchases. The Company has made purchases of shares of its common stock from time to time in market transactions (NASDAQ) and/or through privately negotiated, large block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. As of March 8, 2004, 1,000,000 shares remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary

(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2003	2002	2001
Cash Dividends Paid	$9,491	$8,468	$7,582	$25,541
Shares Repurchased	465	—	—	465
Average Price Per Share	$22.07	$—	$—	$22.07
Aggregate Purchase Price	$10,254	$—	$—	$10,254
Total Cash Returned to Shareholders	$19,745	$8,468	$7,582	$35,795

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit, which limit is $120.0 million and expires June 30, 2004. The Company decreased its borrowings under this line by $3.0 million during the year, and at December 31, 2003, the outstanding borrowings under this line were $27.5 million. In addition to the $120.0 million line of credit, the Company has a $5.0 million committed line of credit facility, related to its cash management services expiring June 30, 2004, of which $3.8 million was outstanding as of December 31, 2003. The Company’s credit facility related to its cash management services, facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At December 31, 2003, the Company had capacity to borrow up to an additional $93.7 million under its existing lines of credit beyond its then existing debt. The Company had total liabilities to equity ratio of 1.25 to 1 as of December 31, 2003 and 2002. The debt (notes payable) to equity ratio was 0.33 to 1 and 0.40 to 1 at December 31, 2003 and 2002, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

In July 1998, the Company completed a private placement of $40.0 million of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in five equal installments, which commenced on July 15, 2001. The outstanding balance at December 31, 2003, was $16.0 million. The Company expects to make principal and interest payments on these notes of $9.0 million in 2004.

The Company does not have any material commitments or obligations for 2004 requiring the expenditure of cash in the future inconsistent with its expenditures in the periods reported herein. The Company believes that its needs for working capital and capital expenditures through 2004 and beyond will be adequately met by operational cash flow, proceeds from sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 28 for a more detailed presentation of the sources and uses of the Company’s cash.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which its financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company has identified its most critical accounting policies as depreciation, maintenance and repair, and impairment of rental equipment. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

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

Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular buildings from 18% to 50% of original cost. The change in estimate is based on actual used equipment sales experience and management believes that this change better reflects the future expected residual values of the modular equipment. Historical results demonstrate that upon sale, the Company recovers a higher percentage of its modular equipment cost than previously estimated. The Company’s proactive repair and maintenance program is a key factor contributing to the high recovery of its equipment’s cost upon sale. If this residual value were in effect for 2001, depreciation expense would have decreased by $6.7 million and net income would have increased by $4.1 million or $0.33 per diluted share.

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

In 2002, the Company’s RenTelco segment recorded impairment charges of $24.1 million (For more information, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—General” above).

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2003. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2003.

Expected Annual Maturities of Notes Payable as of December 31, 2003

(dollar amounts in thousands)	2004	2005	Thereafter	Total	Estimated Fair Value
Fixed Rate Loan	$8,000	$8,000	$—	$16,000	$16,617
Average Interest Rate	6.44%	6.44%	—	6.44%
Variable Rate Loans	$31,266	$—	$—	$31,266	$31,266
Average Interest Rate	2.38%	—	—	2.38%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of McGrath RentCorp:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California

February 6, 2004

Note: This is a copy of a report previously issued by Arthur Andersen LLP, our former independent accountants. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

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

ARTHUR ANDERSEN LLP

San Francisco, California

February 8, 2002

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2003	2002

Assets
Cash	$4	$4
Accounts Receivable, net of allowance for doubtful accounts of $650 in 2003 and $1,000 in 2002	32,199	33,249
Rental Equipment, at cost:
Relocatable Modular Buildings	304,905	285,901
Electronic Test Instruments	34,448	39,786

	339,353	325,687
Less Accumulated Depreciation	(107,307)	(103,788)

Rental Equipment, net	232,046	221,899

Property, Plant and Equipment, net	47,250	48,379
Prepaid Expenses and Other Assets	12,359	9,603

Total Assets	$323,858	$313,134

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$47,266	$55,523
Accounts Payable and Accrued Liabilities	28,695	29,889
Deferred Income	21,970	17,337
Minority Interest in Subsidiary	2,890	3,107
Deferred Income Taxes, net	79,059	68,259

Total Liabilities	179,880	174,115

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—12,122 shares in 2003 and 12,490 shares in 2002	17,900	16,320
Retained Earnings	126,078	122,699

Total Shareholders’ Equity	143,978	139,019

Total Liabilities and Shareholders’ Equity	$323,858	$313,134

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001

Revenues
Rental	$76,678	$81,991	$100,722
Rental Related Services	16,746	17,497	17,827

Rental Operations	93,424	99,488	118,549
Sales	36,745	42,257	39,535
Other	802	3,341	1,310

Total Revenues	130,971	145,086	159,394

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	12,745	15,792	27,270
Rental Related Services	10,356	9,497	10,654
Impairment of Rental Equipment	—	24,083	—
Other	18,623	17,839	17,298

Total Direct Costs of Rental Operations	41,724	67,211	55,222
Cost of Sales	25,913	30,541	27,172

Total Costs	67,637	97,752	82,394

Gross Margin	63,334	47,334	77,000
Selling and Administrative	22,626	22,099	24,955

Income from Operations	40,708	25,235	52,045
Interest	2,668	3,982	7,078

Income before Provision for Income Taxes	38,040	21,253	44,967
Provision for Income Taxes	15,178	8,459	17,807

Income before Minority Interest	22,862	12,794	27,160
Minority Interest in Income of Subsidiary	170	161	482

Net Income	$22,692	$12,633	$26,678

Earnings Per Share:
Basic	$1.87	$1.01	$2.18
Diluted	$1.85	$1.00	$2.14
Shares Used in Per Share Calculations:
Basic	12,125	12,468	12,232
Diluted	12,259	12,619	12,495

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount

Balance at December 31, 2000	12,125	$8,971	$99,987	$108,958
Net Income	—	—	26,678	26,678
Issuance of Common Stock to Increase Interest In Subsidiary	85	2,061	—	2,061
Noncash Compensation	6	551	—	551
Exercise of Stock Options	119	1,211	—	1,211
Dividends Declared of $0.64 Per Share	—	—	(7,864)	(7,864)

Balance at December 31, 2001	12,335	12,794	118,801	131,595
Net Income	—	—	12,633	12,633
Noncash Compensation	7	37	—	37
Exercise of Stock Options, including income tax benefit of $950	148	3,489	—	3,489
Dividends Declared of $0.70 Per Share	—	—	(8,735)	(8,735)

Balance at December 31, 2002	12,490	16,320	122,699	139,019
Net Income	—	—	22,692	22,692
Repurchase of Common Stock	(465)	(608)	(9,646)	(10,254)
Noncash Compensation	—	112	—	112
Exercise of Stock Options, including income tax benefit of $360	97	2,076	—	2,076
Dividends Declared of $0.80 Per Share	—	—	(9,667)	(9,667)

Balance at December 31, 2003	12,122	$17,900	$126,078	$143,978

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2003	2002	2001

Cash Flow from Operating Activities:
Net Income	$22,692	$12,633	$26,678
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,692	17,872	29,632
Impairment of Rental Equipment	—	24,083	—
Provision for Doubtful Accounts	365	1,333	1,282
Noncash Compensation	112	37	551
Gain on Sale of Rental Equipment	(5,421)	(6,318)	(6,528)
Gain on Sale of Land	—	(905)	—
Change In:
Accounts Receivable	685	2,314	7,509
Prepaid Expenses and Other Assets	(2,756)	1,077	1,315
Accounts Payable and Accrued Liabilities	1,781	(2,195)	(1,430)
Deferred Income	4,633	(1,136)	(768)
Deferred Income Taxes	11,161	2,223	5,332

Net Cash Provided by Operating Activities	47,944	51,018	63,573

Cash Flow from Investing Activities:
Purchase of Rental Equipment	(35,797)	(17,685)	(51,512)
Purchase of Property, Plant and Equipment	(817)	(490)	(1,608)
Proceeds from Sale of Rental Equipment	14,956	18,984	18,015
Proceeds from Sale of Land	—	2,719	—

Net Cash Provided By (Used in) Investing Activities	(21,658)	3,528	(35,105)

Cash Flow from Financing Activities:
Net Repayments under Bank Lines of Credit	(8,257)	(48,617)	(22,736)
Net Proceeds from the Exercise of Stock Options	1,716	2,539	1,211
Repurchase of Common Stock	(10,254)	—	—
Payment of Dividends	(9,491)	(8,468)	(7,582)

Net Cash Used in Financing Activities	(26,286)	(54,546)	(29,107)

Net Increase (Decrease) in Cash	—	—	(639)
Cash Balance, beginning of period	4	4	643

Cash Balance, end of period	$4	$4	$4

Interest Paid, during the period	$2,899	$4,283	$7,629

Income Taxes Paid, during the period	$4,016	$7,186	$12,475

Dividends Declared, not yet paid	$2,424	$2,248	$1,981

Rental Equipment Acquisitions, not yet paid	$1,917	$5,285	$4,051

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building division, “RenTelco,” its electronic test equipment division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California and Texas. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. Significant portions of MMMC’s rental and sales revenues are derived from the educational market and are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction of the Class Size Reduction Program in California, a lack of fiscal funding, or a significant reduction of funding from the State of California to public schools may have a material adverse effect on both rental and sales revenues of the Company.

RenTelco rents and sells electronic test equipment nationally, providing communications and fiber optic test equipment primarily to network systems companies, electrical contractors, local & long distance carriers and manufacturers of communications transmission equipment. RenTelco also provides general-purpose test equipment to electronics, industrial, research and aerospace companies. Significant portions of RenTelco’s rental and sales revenues are derived from the telecommunications industry. RenTelco continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results for 2003 and 2002.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales revenue is recognized upon delivery and installation of the equipment to the customer. Certain financed sales meeting the requirements of SFAS No. 13 are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.

Other revenue is recognized when earned and primarily includes interest income on sales-type leases and rental income on facility rentals. In 2002, other revenue also includes a $1,250,000 reimbursement of costs and expenses associated with a terminated merger agreement (see Note 9) and a $905,000 gain on land sales related to excess property not part of existing operating facilities.

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

Effective January 1, 2002, the Company prospectively revised the estimated residual value of its relocatable modular buildings from 18% to 50% of original cost, except for accessories and refurbishments which have no residual value. The change in estimate was based on actual used equipment sales experience, and management believes that this change better reflects the future expected residual values of the modular equipment. Historical results demonstrate that upon sale, the Company recovers a higher percentage of its modular equipment cost than previously estimated. The Company’s proactive repair and maintenance program is a key factor contributing to the high recovery of its equipment’s cost upon sale. If this residual value change was in effect for 2001, depreciation expense would have decreased $6,723,000 increasing net income $4,061,000, or $0.33 per diluted share.

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings and accessories	3 to 18 years, 0% to 50% residual value
Electronic test instruments and accessories	2 to 8 years, no residual value

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site related work, and return delivery and dismantle. Costs related to these services are recognized on a straight-line basis over the term of the lease.

Impairment of Rental Equipment

Prior to 2002, the Company evaluated the carrying value of rental equipment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets”. Beginning in 2002, the evaluation was completed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121. There was no significant impact resulting from the application of SFAS No. 144 when compared to the application under SFAS No. 121. Under SFAS No. 144, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of the rental equipment’s carrying value is the Company’s outlook as to the future market conditions for its equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is classified as held for sale in “Rental Equipment, at cost:” on the Consolidated Balance Sheets and carried at the lower of cost or fair value, less costs to sell or dispose, and depreciation expense is no longer recorded. Impairment charges are separately captioned on the Consolidated Statements of Income within Direct Costs of Rental Operations.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company’s RenTelco segment recorded noncash impairment charges of $24,083,000 resulting from the depressed and low projected demand for RenTelco’s rental products coupled with high inventory levels, especially communications equipment. RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. RenTelco has limited visibility as to when the full recovery in this sector will occur. As of December 31, 2003, the net carrying value of RenTelco’s rental equipment was $16,457,000 of which $7,055,000 was communications equipment. There can be no assurance that future impairment charges on rental equipment will not occur.

Other Direct Costs of Rental Operations

Other direct costs of rental operations primarily relate to costs associated with modular operations and include direct labor, supplies, repairs, insurance, property taxes, and license fees. Other direct costs of rental operations also include certain modular lease costs charged to the customer in the negotiated rental rate, which are recognized on a straight-line basis over the term of the lease.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2003	2002
Land		$17,703	$17,703
Land improvements	20 – 50	21,640	21,640
Buildings	30	11,639	11,477
Furniture, Office and Computer Equipment	5 – 10	3,934	4,781
Machinery and Service Equipment	5 – 20	2,414	2,288

		57,330	57,889
Less Accumulated Depreciation		(10,080)	(9,510)

		$47,250	$48,379

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The weighted average number of dilutive options outstanding at December 31, 2003, 2002 and 2001 were 133,886, 150,267, and 263,054, respectively. Stock options to purchase 21,000 shares in 2003 and 17,000 shares in 2001 of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for that year and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled MMMC amounts for the portion of end-of-lease services earned, which were negotiated as part of the lease agreement. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits or personal guarantees from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts by charging operations in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. In 2003 and 2002, write-offs incurred were primarily related to RenTelco’s receivables, attributed to the severe and prolonged broad-based weakness in the telecommunications industry. The allowance for doubtful accounts activity was as follows:

(in thousands)	2003	2002
Beginning Balance, January 1	$1,000	$1,250
Provision for doubtful accounts	365	1,333
Write-offs, net of recoveries	(715)	(1,583)

Ending Balance, December 31	$650	$1,000

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, modular rentals and sales to California public school districts comprised approximately 41%, 40% and 34% of the Company’s consolidated rental and sales revenues for 2003, 2002 and 2001, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the State of California to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which have an estimated fair value of $16,617,000 and $25,320,000 compared to the recorded value of $16,000,000 and $24,000,000 as of December 31, 2003 and 2002, respectively. The estimates of fair value of the

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Year Ended December 31,
	2003	2002	2001
Net Income, as reported	$22,692	$12,633	$26,678
Pro Forma Compensation Charge	(531)	(633)	(584)

Pro Forma Net Income	$22,161	$12,000	$26,094

Earnings Per Share:
Basic—as reported	$1.87	$1.01	$2.18
Basic—pro forma	1.83	0.96	2.13

Diluted—as reported	1.85	1.00	2.14
Diluted—pro forma	1.81	0.95	2.09

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rates	3.6%	3.8%	5.0%
Expected dividend yields	3.1%	3.1%	1.7%
Expected volatility	34.6%	36.7%	36.0%
Expected option life (in years)	7.5	7.5	7.5

The weighted average fair value of grants at grant dates were $7.31, $7.17 and $8.31 during the year ended 2003, 2002 and 2001, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. In accordance with SFAS No. 142, goodwill is no longer being amortized.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has entered into sales type leases to finance equipment sales. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2003	2002
Gross minimum lease payments receivable	$3,016	$3,295
Less—unearned interest	(568)	(682)

Net investment in sales type lease receivables	$2,448	$2,613

As of December 31, 2003, the future minimum lease payments under non-cancelable leases to be received in 2004 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2004	$1,734
2005	644
2006	399
2007	166
2008	47
2009 and thereafter	26

Total minimum future lease payments	$3,016

NOTE 4.	NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2003	2002
Senior Notes	$16,000	$24,000
Unsecured Revolving Lines of Credit	31,266	31,523

	$47,266	$55,523

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 31, 1998, the Company completed a private placement of $40,000,000 of 6.44% Senior Notes due in 2005. Interest on the notes is due semi-annually in arrears and the principal is due in 5 equal installments commencing on July 15, 2001. Among other restrictions, the agreement requires (i) the Company to maintain a minimum net worth of $80,000,000 plus 25% of all net income generated subsequent to June 30, 1998, less an aggregate amount not to exceed $15,000,000 paid by the Company to repurchase its common stock after June 30, 1998, (restricted equity at December 31, 2003 was $97,059,367), (ii) a fixed coverage charge of not less than 2.0 to 1.0, (iii) a rolling fixed charges coverage ratio of not less than 1.5 to 1.0, and (iv) senior debt not to exceed 275% of consolidated net worth and consolidated total debt not to exceed 300% of consolidated net worth. As of December 31, 2003, the Company was in compliance with all covenants related to these notes.

The Company has an unsecured line of credit agreement (the “Agreement”) expiring June 30, 2004 that permits it to borrow up to $120,000,000. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires (i) the Company to maintain shareholders’ equity of not less than $100,000,000 plus 50% of all net income generated subsequent to June 30, 2001 plus 90% of any new stock issuance proceeds (restricted equity at December 31, 2003 was $128,226,626), (ii) a debt-to-equity ratio (excluding deferred income taxes) of not more than 3 to 1, (iii) interest coverage (income from operations compared to interest expense) of not less than 2 to 1 and (iv) debt service coverage (earnings before interest, taxes, depreciation and amortization compared to the following year’s principal payments plus the most recent twelve months interest expense) of not less than 1.15 to 1. As of December 31, 2003, the Company was in compliance with all covenants related to this Agreement. In addition to the $120,000,000 unsecured line of credit, the Company has a $5,000,000 revolving line of credit (at prime rate) related to its cash management services which will expire on June 30, 2004. At December 31, 2003, the Company has capacity to borrow up to an additional $93,734,000 under existing bank lines of credit.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2003	2002
Maximum amount outstanding	$48,866	$72,140
Average amount outstanding	$36,423	$55,137
Weighted average interest rate, during the period	3.28%	3.57%
Weighted average interest rate, end of period	2.38%	2.72%
Prime interest rate, end of period	4.00%	4.25%

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2003	2002	2001

Current	$5,480	$6,236	$12,475
Deferred	9,698	2,223	5,332

	$15,178	$8,459	$17,807

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	5.33	5.19	5.23
Other	(0.43)	(0.39)	(0.63)

	39.90%	39.80%	39.60%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2003	2002
Deferred Tax Liabilities:
Accelerated Depreciation	$80,537	$71,205
Prepaid Costs Currently Deductible	3,150	2,307
Other	2,175	717

Total Deferred Tax Liabilities	85,862	74,229
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	4,131	4,237
Deferred Revenues	2,411	1,331
Allowance for Doubtful Accounts	262	402

Total Deferred Tax Assets	6,804	5,970

Deferred Income Taxes, net	$79,058	$68,259

In 2003 and 2002, the Company obtained a tax benefit of $360,000 and $950,000, respectively, primarily from the early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

NOTE 6.	BENEFIT PLANS

Stock Option Plans

McGrath RentCorp adopted a 1998 Stock Option Plan (the “1998 Plan”), effective March 9, 1998, as amended, under which 2,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. As of December 31, 2003, 914,000 options have been granted with exercise prices ranging from $15.63 to $28.28, options have been exercised for the purchase of 220,205 shares, options for 128,975 shares have been terminated, and options for 564,820 remain outstanding under the 1998 Plan. Most of these options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of McGrath RentCorp’s advisors. As of December 31, 2003, 1,214,975 options remained available to issue under the 1998 plan.

McGrath RentCorp adopted a 1987 Incentive Stock Option Plan (the “1987 Plan”), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further options can be issued under this plan. As of December 31, 2003, options for 35,920 shares with an exercise price of $10.75 per share remain outstanding.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2003 are as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	491,598	$18.73	628,493	$17.64	659,610	$15.87
Options granted during the year	206,000	23.95	79,000	22.52	96,500	19.55
Options exercised during the year	(96,858)	17.71	(148,015)	17.15	(119,117)	10.17
Options terminated during the year	—	—	(67,880)	16.45	(8,500)	20.25

Options outstanding at December 31,	600,740	20.68	491,598	18.73	628,493	17.64

Options exercisable at December 31,	224,355	19.16	214,003	18.67	234,458	17.67

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$10 – 15	35,920	2.50	$10.75	20,935	$10.75
15 – 20	208,570	6.61	18.14	103,570	18.22
20 – 25	323,250	8.26	22.77	87,850	21.40
25 – 30	33,000	9.16	27.09	12,000	25.55

$10 – 30	600,740	7.39	20.68	224,355	19.16

Employee Stock Ownership Plan

In 1985, McGrath RentCorp established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, McGrath RentCorp makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Cash contributions of $750,000 for 2003 and $400,000 for 2002 and 2001 were approved and expensed.

Long Term Bonus Plans

In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock may be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The 1990 LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vest over four years

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2003, 210,243 shares of common stock had been granted, of which 206,563 shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 400,000 shares of common stock are reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. Estimated future grants of 30,954 shares of common stock are authorized by the Board of Directors to be issued under the 2000 LTB Plan in the event the Company reaches its highest level of achievement. As of December 31, 2003, no shares of common stock had yet been granted or vested under the 2000 LTB Plan. Compensation expense for 2003, 2002 and 2001 under the plans was $112,000, $37,000 and $551,000, respectively, and is based on a combination of the anticipated number of shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company’s common stock. As of December 31, 2003, 2002 and 2001, the unvested shares were 3,680, 11,248 and 25,512, respectively, with the related weighted average grant-date fair value of these unvested shares of $32.65, $25.02 and $23.13 per share, respectively.

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

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $26,000, $32,000, and $40,000 in 2003, 2002 and 2001, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

On July 2, 2001, McGrath RentCorp entered into a Stock Exchange Agreement with the minority shareholders of Enviroplex to increase its ownership in Enviroplex from 73% to 81%. McGrath RentCorp exchanged 85,366 shares of its common stock for 8% of Enviroplex. The transaction was recorded using purchase accounting and was valued at $2,061,000 based on McGrath RentCorp’s closing price of $24.14 per share on June 29, 2001, the last trading day immediately preceding the effective date of the transaction. Prior to the transaction, the cost basis of Enviroplex’s assets and liabilities approximated the fair value of those assets and liabilities. The excess paid over fair value of $1,065,000 was allocated to intangible assets of $88,000, which were amortized in full during the remainder of 2001, and goodwill of $977,000. In accordance with SFAS No. 142, goodwill is not being amortized and is evaluated for impairment annually. The Company does not have any other goodwill or intangible assets.

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. During 2003, the Company repurchased 464,627 shares of common stock for an aggregate repurchase price of $10,254,000 or an average price of $22.07 per share. During 2001 and 2002, there were no repurchases of common stock. As of December 31, 2003, 1,000,000 shares remain authorized for repurchase.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s three reportable segments are MMMC (Modulars), RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1. Organization and Business, and the accounting policies of the segments are described in Note 2. Significant Accounting Policies. The Corporate segment in the table below is for merger related items and gain on land sales both of which were not specifically allocated to a reportable segment. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2003, 2002 and 2001 for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
(in thousands)
Year Ended December 31,

2003
Rental Revenues	$63,948	$12,730	$—	$—	$76,678
Rental Related Services Revenues	16,203	543	—	—	16,746
Sales and Other Revenues	18,973	7,567	11,007	—	37,547
Total Revenues	99,124	20,840	11,007	—	130,971
Depreciation of Rental Equipment	7,377	5,368	—	—	12,745
Impairment of Rental Equipment	—	—	—	—	—
Interest Expense (Income) Allocation	2,505	343	(180)	—	2,668
Income before Provision for Income Taxes	33,357	3,290	1,393	—	38,040
Rental Equipment Acquisitions	27,637	4,790	—	—	32,427
Accounts Receivable, net (period end)	26,616	3,664	1,919	—	32,199
Rental Equipment, at cost (period end)	304,905	34,448	—	—	339,353
Rental Equipment, net book value (period end)	215,589	16,457	—	—	232,046
Utilization (period end)[4]	84.6%	45.2%
Average Utilization[4]	84.2%	45.3%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Modulars	Electronics	Enviroplex	Corporate[1]	Consolidated
(in thousands)
Year Ended December 31,
2002
Rental Revenues	$66,214	$15,777	$—	$—	$81,991
Rental Related Services Revenues	16,936	561	—	—	17,497
Sales and Other Revenues[2]	20,802	10,153	12,488	2,155	45,598
Total Revenues	103,952	26,491	12,488	2,155	145,086
Depreciation of Rental Equipment	7,169	8,623	—	—	15,792
Impairment of Rental Equipment	—	24,083	—	—	24,083
Interest Expense (Income) Allocation	3,451	749	(218)	—	3,982
Income (Loss) before Provision for Income Taxes[3]	40,412	(22,023)	1,302	1,562	21,253
Rental Equipment Acquisitions	15,895	3,023	—	—	18,918
Accounts Receivable, net (period end)	27,368	3,896	1,985	—	33,249
Rental Equipment, at cost (period end)	285,901	39,786	—	—	325,687
Rental Equipment, net book value (period end)	200,593	21,306	—	—	221,899
Utilization (period end)[4]	85.2%	41.6%
Average Utilization[4]	85.9%	38.2%

2001
Rental Revenues	$63,542	$37,180	$—	$—	$100,722
Rental Related Services Revenues	17,117	710	—	—	17,827
Sales and Other Revenues	16,402	9,450	14,993	—	40,845
Total Revenues	97,061	47,340	14,993	—	159,394
Depreciation of Rental Equipment	13,489	13,781	—	—	27,270
Impairment of Rental Equipment	—	—	—	—	—
Interest Expense (Income) Allocation	5,321	2,135	(378)	—	7,078
Income (Loss) before Provision for Income Taxes[3]	28,216	15,963	2,681	(1,893)	44,967
Rental Equipment Acquisitions	30,323	16,554	—	—	46,877
Accounts Receivable, net (period end)	22,969	8,957	4,970	—	36,896
Rental Equipment, at cost (period end)	281,203	95,419	—	—	376,622
Rental Equipment, net book value (period end)	197,764	57,758	—	—	255,522
Utilization (period end)[4]	86.2%	34.4%
Average Utilization[4]	85.4%	50.4%

1	Corporate includes the impact of nonrecurring merger related items in 2002 and 2001 and the gain on land sales in 2002, which are not allocated to a specific segment.
2	For 2002, Corporate Sales and Other Revenues includes a $1,250,000 nonrecurring reimbursement of merger related costs and expenses and $905,000 gain on land sales.
3	In addition to the items in Note 2 above, Corporate Income before Provision for Income Taxes for 2002 and 2001 also includes nonrecurring merger related costs and expenses of $593,000 and $1,893,000, respectively.
4	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2003 is summarized below:

(in thousands, except per share amounts)	2003
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$18,441	$18,219	$19,592	$20,426	$76,678
Total revenues	27,461	31,584	34,855	37,071	130,971
Gross margin	14,088	14,575	16,521	18,150	63,334
Income from operations	8,748	8,665	10,898	12,397	40,708
Income before income taxes	8,058	7,917	10,251	11,814	38,040
Net income	4,889	4,718	6,066	7,019	22,692
Earnings per share:
Basic	$0.40	$0.39	$0.50	$0.58	$1.87
Diluted	$0.40	$0.39	$0.50	$0.57	$1.85
Dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.80
Shares used in per share calculations:
Basic	12,261	12,039	12,080	12,119	12,125
Diluted	12,350	12,169	12,242	12,274	12,259
Balance Sheet Data
Rental equipment, net	$220,159	$224,667	$232,443	$232,046	$232,046
Total assets	304,773	312,859	337,087	323,858	323,858
Notes payable	58,698	58,173	55,961	47,266	47,266
Shareholders’ equity	131,383	133,967	138,684	143,978	143,978

	2002
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$21,292	$20,658	$20,202	$19,839	$81,991
Total revenues	31,764	36,476	41,950	34,896	145,086
Gross margin	3,079	5,271	20,406	18,578	47,334
Income (loss) from operations	(2,900)	(769)	15,322	13,582	25,235
Income (loss) before income taxes	(4,047)	(1,846)	14,371	12,775	21,253
Net income (loss)	(2,366)	(1,205)	8,493	7,711	12,633
Earnings (loss) per share:
Basic	$(0.19)	$(0.10)	$0.68	$0.62	$1.01
Diluted	$(0.19)	$(0.10)	$0.68	$0.61	$1.00
Dividends declared per share	$0.16	$0.18	$0.18	$0.18	$0.70
Shares used in per share calculations:
Basic	12,427	12,475	12,483	12,488	12,468
Diluted	12,674	12,648	12,556	12,572	12,619
Balance Sheet Data
Rental equipment, net	$241,870	$228,199	$225,322	$221,899	$221,899
Total assets	336,273	324,117	327,956	313,134	313,134
Notes payable	92,257	88,848	72,698	55,523	55,523
Shareholders’ equity	131,766	128,419	132,469	139,019	139,019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 2, 2004, which will be filed with the Securities and Exchange Commission by not later than April 29, 2004.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 2, 2004, which will be filed with the Securities and Exchange Commission by not later than April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 2, 2004, which will be filed with the Securities and Exchange Commission by not later than April 29, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 2, 2004, which will be filed with the Securities and Exchange Commission by not later than April 29, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 2, 2004, which will be filed with the Securities and Exchange Commission by not later than April 29, 2004.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Index of documents filed as part of this report:

	1.	The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

			Page of this report
	Report of Independent Public Accountants dated February 6, 2004		23

	Prior Report of Independent Public Accountants dated February 8, 2002		24

	Consolidated Financial Statements

		Consolidated Balance Sheets as of December 31, 2003 and 2002	25

		Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	26

		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	27

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	28

		Notes to Consolidated Financial Statements	29

	2.	Financial Statement Schedules. None

	3.	Exhibits. See Index of Exhibits on page 46 of this report.

(b)	Reports on Form 8-K.

	The Company filed a Current Report on Form 8-K on October 30, 2003 regarding the 3rd Quarter 2003 earnings press release.

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

Date: March 8, 2004	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	March 8, 2004

/s/ Robert C. Hood ROBERT C. HOOD	Director	March 8, 2004

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer and President (Principal Executive Officer)	March 8, 2004

/s/ Joan M. McGrath JOAN M. McGRATH	Director	March 8, 2004

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board	March 8, 2004

/s/ Thomas J. Sauer THOMAS J. SAUER	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 8, 2004

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	March 8, 2004

/s/ Ronald H. Zech RONALD H. ZECH	Director	March 8, 2004

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on April 1, 2003	Filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed April 30, 2003), incorporated herein by reference.

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

4.2	Second Amended and Restated Credit Agreement June 2001	Filed as exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.

4.3	$5,000,000 Committed Credit Facility June 2001	Filed as exhibit 4.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (filed August 8, 2001), and incorporated herein by reference.

10.1	McGrath RentCorp 1987 Incentive Stock Option Plan	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.1.1	Exemplar Form of the Incentive Stock Option Agreement	Filed as exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.2	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.2.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.3	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.4	Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.4.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.5	2000 Long-Term Stock Bonus Plan	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001	Filed as exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.6	Enviroplex Stock Exchange Agreement dated June 2, 2001, by and between McGrath RentCorp, Joe G. Sublett and Donald M. Curtis	Filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

Number	Description	Method of Filing

10.10	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on September 12, 2003	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.11	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on September 12, 2003	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

16	Change in Certifying Accountant	Filed as the Company’s Current Report on Form 8-K (filed July 15, 2002), and incorporated herein by reference.

21.1	List of Subsidiaries	Filed herewith.

23	Written Consent of Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

See the Investor Relations section of Corporate Information at http://www.mgrc.com for the Company’s most recent SEC filings, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Furthermore, all reports the Company files with the SEC are available free of charge via EDGAR through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.