Form 10-Q
period 2004-03-31
MCGRATH RENTCORP
filed 2004-05-05
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

At May 5, 2004, 12,139,836 shares of registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
REVENUES
Rental	$20,023	$18,441
Rental Related Services	4,544	3,547

Rental Operations	24,567	21,988
Sales	5,083	5,277
Other	229	196

Total Revenues	29,879	27,461

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	3,261	3,115
Rental Related Services	2,675	2,161
Other	4,644	4,413

Total Direct Costs of Rental Operations	10,580	9,689
Costs of Sales	3,151	3,684

Total Costs	13,731	13,373

Gross Margin	16,148	14,088
Selling and Administrative	6,057	5,340

Income from Operations	10,091	8,748
Interest	540	690

Income Before Provision for Income Taxes	9,551	8,058
Provision for Income Taxes	3,811	3,215

Income Before Minority Interest	5,740	4,843
Minority Interest in Income (Loss) of Subsidiary	2	(46)

Net Income	$5,738	$4,889

Earnings Per Share:
Basic	$0.47	$0.40
Diluted	$0.47	$0.40
Shares Used in Per Share Calculation:
Basic	12,126	12,261
Diluted	12,303	12,350

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash	$4	$4
Accounts Receivable, net of allowance for doubtful
Accounts of $650 in 2004 and 2003	29,305	32,199
Rental Equipment, at cost:
Relocatable Modular Buildings	308,075	304,905
Electronic Test Instruments	33,484	34,448

	341,559	339,353
Less Accumulated Depreciation	(108,665)	(107,307)

Rental Equipment, net	232,894	232,046

Property, Plant and Equipment, net	46,954	47,250
Prepaid Expenses and Other Assets	13,484	12,359

Total Assets	$322,641	$323,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$43,932	$47,266
Accounts Payable and Accrued Liabilities	30,947	28,695
Deferred Income	16,693	21,970
Minority Interest in Subsidiary	2,892	2,890
Deferred Income Taxes, net	80,786	79,059

Total Liabilities	175,250	179,880

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Outstanding — 12,140 shares in 2004 and 12,122 shares in 2003	18,245	17,900
Retained Earnings	129,146	126,078

Total Shareholders’ Equity	147,391	143,978

Total Liabilities and Shareholders’ Equity	$322,641	$323,858

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,738	$4,889
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,726	3,610
Provision for Doubtful Accounts	98	8
Gain on Sale of Rental Equipment	(1,283)	(1,279)
Change In:
Accounts Receivable	2,796	6,221
Prepaid Expenses and Other Assets	(1,125)	167
Accounts Payable and Accrued Liabilities	1,421	816
Deferred Income	(5,277)	(3,837)
Deferred Income Taxes	1,727	2,678

Net Cash Provided by Operating Activities	7,821	13,273

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(5,054)	(7,369)
Purchase of Property, Plant and Equipment	(170)	(271)
Proceeds from Sale of Rental Equipment	2,816	3,558

Net Cash Used in Investing Activities	(2,408)	(4,082)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	(3,334)	3,175
Proceeds from the Exercise of Stock Options	345	90
Repurchase of Common Stock	—	(10,207)
Payment of Dividends	(2,424)	(2,249)

Net Cash Used in Financing Activities	(5,413)	(9,191)

Net Increase (Decrease) in Cash	—	—
Cash, beginning of period	4	4

Cash, end of period	$4	$4

Interest Paid, during the period	$1,046	$1,068

Income Taxes Paid, during the period	$2,084	$536

Dividends Declared, not yet paid	$2,671	$2,407

Rental Equipment Acquisitions, not yet paid	$2,503	$1,570

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three months ended March 31, 2004 and 2003 has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three months ended March 31, 2004 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. STOCK OPTIONS

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant, and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$5,738	$4,889
Pro Forma Compensation Charge	(188)	(90)

Pro Forma Net Income	5,550	4,799

Earnings Per Share:
Basic – as reported	$0.47	$0.40
Basic – pro forma	0.46	0.39
Diluted – as reported	$0.47	$0.40
Diluted – pro forma	0.45	0.39

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rates	3.2%	3.6%
Expected dividend yields	2.9%	3.5%
Expected volatility	32.9%	35.7%
Expected option life (in years)	7.5	7.5

The weighted average fair value of grants was $8.74 per share during the three months ended March 31, 2004.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The weighted average number of dilutive options outstanding for the three months ended March 31, 2004 and 2003 were 177,212 and 88,912, respectively. As of March 31, 2004 and 2003, stock options to purchase 219,000 and 197,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

NOTE 4. SUBSEQUENT EVENTS

Repayment of Senior Notes

On April 15, 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% Senior Notes (“Notes”) along with accrued interest of $258,000 and a prepayment fee of $561,000. The total payment of $16.8 million was advanced under the Company’s revolving line of credit at its current floating interest rate of 2.3%. Subsequent to the repayment of these Notes, the Company had $46.2 million drawn on its unsecured lines of credit, which permit the Company to borrow up to $125.0 million.

Acquisition

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc (“CIT”), subject to certain deliverables required to be provided by the seller to the Company. The transaction is for approximately $116 million in cash and is expected to close by May 31, 2004. The Company intends to finance the acquisition from a revolving line of credit facility with its banks and a fixed-rate Senior Note. Either CIT or the Company may terminate the Agreement if the transaction is not consummated by July 30, 2004.

NOTE 5. BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), RenTelco (Electronics), and Enviroplex. The operations and accounting policies of these three segments are described in Notes 1 and 2 of the consolidated financial statements included in the Company’s latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2004 and 2003 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Consolidated
Three Months Ended March 31,
2004
Rental Revenues	$16,797	$3,226	$—	$20,023
Rental Related Services Revenues	4,420	124	—	4,544
Sales and Other Revenues	1,904	2,114	1,294	5,312
Total Revenues	23,121	5,464	1,294	29,879
Depreciation of Rental Equipment	2,006	1,255	—	3,261
Interest Expense (Income) Allocation	519	63	(42)	540
Income before Provision for Income Taxes	8,431	1,105	15	9,551
Rental Equipment Acquisitions	4,350	1,292	—	5,642
Accounts Receivable, net (period end)	22,433	3,887	2,985	29,305
Rental Equipment, at cost (period end)	308,075	33,484	—	341,559
Rental Equipment, net book value (period end)	217,386	15,508	—	232,894
Utilization (period end) [1]	84.2%	47.3%
Average Utilization [1]	84.3%	46.3%

2003
Rental Revenues	$15,703	$2,738	$—	$18,441
Rental Related Services Revenues	3,427	120	—	3,547
Sales and Other Revenues	2,582	2,063	828	5,473
Total Revenues	21,712	4,921	828	27,461
Depreciation of Rental Equipment	1,740	1,375	—	3,115
Interest Expense (Income) Allocation	652	96	(58)	690
Income (Loss) before Provision for Income Taxes	7,840	600	(382)	8,058
Rental Equipment Acquisitions	2,897	757	—	3,654
Accounts Receivable, net (period end)	21,535	3,475	2,010	27,020
Rental Equipment, at cost (period end)	287,147	37,801	—	324,948
Rental Equipment, net book value (period end)	200,766	19,393	—	220,159
Utilization (period end) [1]	82.9%	44.2%
Average Utilization [1]	83.8%	42.8%

1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

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

Three Months Ended March 31, 2004 and 2003

The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. For the three months ended March 31, 2004, MMMC, RenTelco and Enviroplex contributed 88%, 12% and 0% of the Company’s pre-tax income, respectively.

The Company’s rental revenues for the three months ended March 31, 2004 increased $1.6 million (9%) from the comparative period in 2003.

•	For the three months ended March 31, 2004, MMMC’s rental revenues increased $1.1 million (7%) from $15.7 million in 2003 to $16.8 million in 2004. MMMC’s rental revenues increased primarily as a result of $13.3 million in additional equipment on rent during the period as compared with the prior year’s first quarter stemming from the significant classroom product shipped during the second and third quarters of 2003. Average monthly yield for the quarter increased from 1.88% in 2003 to 1.92% in 2004. Average monthly yield for the period is calculated as average rental revenues divided by the average cost of rental equipment for the period. Changes in equipment utilization and rental rates of equipment on rent can impact the average monthly yield for a period. For the three months ended March 31, 2004, average rental rates increased 2% and average utilization for modulars increased from 83.8% in 2003 to 84.3% in 2004. Average utilization for the period is calculated by dividing the average cost of rental equipment on rent by the average total cost of rental equipment for the period.

•	For the three months ended March 31, 2004, RenTelco’s rental revenues increased 18% from $2.7 million in 2003 to $3.2 million in 2004 due to improving business activity levels from customers renting communications and fiber optic equipment. As the telecommunications industry continues to recover, RenTelco anticipates further improvement. For the three months ended March 31, 2004, average monthly yield improved from 2.4% in 2003 to 3.2% in 2004 resulting from a combination of increasing average rental rates and an increase of average utilization from 42.8% in 2003 to 46.3% in 2004. Utilization at March 31, 2004 was 47.3%.

Depreciation of rental equipment for the three months ended March 31, 2004 increased $0.1 million (5%) from the comparative period in 2003 primarily driven by MMMC’s additions to its rental fleet during the prior year. For MMMC, for the three months ended March 31, 2004, depreciation expense as a percentage of rental revenues increased to 12% from 11% in the prior year’s comparable period. For RenTelco, rising rental revenues combined with slightly lower depreciation expense for the first quarter 2004 as compared to first quarter 2003, resulted in a decrease in depreciation expense as a percentage of rental revenues from 50% in 2003 to 39% in 2004.

Other direct costs of rental operations for the three months ended March 31, 2004 increased $0.2 million (5%) over last year’s comparable period due primarily to higher equipment supplies expenditures in the maintenance and repair of modular equipment. For the three months ended March 31, 2004, consolidated gross margin percentage on rents increased from a margin of 59.2% in 2003 to 60.5% in 2004.

Rental related services revenues for the three months ended March 31, 2004 increased $1.0 million (28%) from the comparative period in 2003. These revenues are primarily associated with modulars and consist of services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. The revenue increase resulted from the change in mix of all leases and the associated rental related service revenues within term at March 31, 2004 as compared to the prior year period. Gross margin percentage on these services for the three months ended March 31 increased from 39.1% in 2003 to 41.1% in 2004.

Sales revenues for the three months ended March 31, 2004 decreased $0.2 million (4%) from the comparable period in 2003 as a result of lower MMMC sales volume partially offset by Enviroplex’s increased sales volume. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements and funding. Consolidated gross margin percentage on sales for the three months ended March 31 increased from 30.2% in 2003 to 38.0% in 2004.

Enviroplex’s backlog of orders as of March 31, 2004 and 2003 was $6.7 million and $12.2 million, respectively, due to several large projects booked in the prior year period. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information towards determining order levels to be produced for the entire year. In addition to Enviroplex’s backlog, MMMC has a $9.0 million sale order to provide classroom product and site related improvements to a school district during the second and third quarter of 2004. Beyond this single sale order, backlog is not significant in MMMC’s modular business or in RenTelco’s electronics business.

Selling and administrative expenses for the three months ended March 31, 2004 increased $0.7 million (13%) from the comparable 2003 period. The increase is due primarily to higher personnel and benefit costs of $0.6 million.

Interest expense for the three months ended March 31, 2004 decreased $0.2 million (22%) from the first quarter 2003 as a result of 16% lower debt levels and 6% lower average interest rates from the comparative prior year period.

Income before provision for taxes for the three months ended March 31, 2004 increased $1.5 million (19%) from $8.1 million in 2003 to $9.6 million in 2004 primarily as a result of higher earnings contribution from the rental operations of MMMC and RenTelco. Net income for the first quarter 2004 increased $0.8 million from $4.9 million or, $0.40 per share, to $5.7 million or, $0.47 per share from the comparable quarter in 2003.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statement at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s cash flow from operations plus the proceeds from the sale of rental equipment decreased $6.2 million (37%) for the three months ended March 31, 2004 from $16.8 million in 2003 to $10.6 million in 2004. The total cash available from operations and sale proceeds for the three-month period declined primarily as a result of lower sale proceeds, higher income tax payments and net changes in the accounts receivable and accounts payable balances. During 2004, the primary uses of cash have been to purchase $5.1 million of additional rental equipment, pay dividends of $2.4 million to the Company’s shareholders, and pay-down notes payable by $3.3 million.

The Company had total liabilities to equity ratios of 1.19 to 1 and 1.25 to 1 as of March 31, 2004 and December 31, 2003, respectively. The debt (notes payable) to equity ratios were 0.30 to 1 and 0.33 to 1 as of March

31, 2004 and December 31, 2003, respectively. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At March 31, 2004, the Company had unsecured lines of credit which expire June 30, 2004 that permit it to borrow up to $125.0 million of which $27.9 million was outstanding and included on the Balance Sheet in Notes Payable. The Company currently is in the process of renewing its lines of credit with its banks.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 2004, there were no repurchases. During the three months ended March 31, 2003, the Company repurchased 462,900 shares of its outstanding common stock for an aggregate purchase price of $10.2 million (or an average price of $22.05 per share). As of May 5, 2004, 1,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2004 will be adequately met by operational cash flow, proceeds from the sale of rental equipment and bank borrowings.

ITEM 3. MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $16.5 million compared to the recorded value of $16.0 million as of March 31, 2004. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within the period covered by this quarterly report. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Dividends

On March 9, 2004, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.22 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

The Company filed a Current Report on Form 8-K on February 19, 2004 regarding the 4th Quarter 2003 earnings press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2004	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)