Form 10-Q
period 2004-06-30
MCGRATH RENTCORP
filed 2004-08-05
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

At August 5, 2004 12,169,524 shares of Registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
REVENUES
Rental	$25,560	$18,219	$45,583	$36,660
Rental Related Services	5,822	3,657	10,366	7,204

Rental Operations	31,382	21,876	55,949	43,864
Sales	9,198	9,500	14,281	14,777
Other	209	208	438	404

Total Revenues	40,789	31,584	70,668	59,045

COSTS AND EXPENSES
Direct Costs of Rental Operations

Depreciation of Rental Equipment	5,875	3,127	9,136	6,242
Rental Related Services	3,590	2,212	6,265	4,373
Other	5,105	4,808	9,749	9,221

Total Direct Costs of Rental Operations	14,570	10,147	25,150	19,836
Costs of Sales	7,082	6,862	10,233	10,546

Total Costs	21,652	17,009	35,383	30,382

Gross Margin	19,137	14,575	35,285	28,663
Selling and Administrative	7,596	5,910	13,653	11,250

Income from Operations	11,541	8,665	21,632	17,413
Interest	1,408	748	1,948	1,438

Income Before Provision for Income Taxes	10,133	7,917	19,684	15,975
Provision for Income Taxes	4,043	3,159	7,854	6,374

Income Before Minority Interest	6,090	4,758	11,830	9,601
Minority Interest in Income (Loss) of Subsidiary	(31)	40	(29)	(6)

Net Income	$6,121	$4,718	$11,859	$9,607

Earnings Per Share:
Basic	$0.50	$0.39	$0.98	$0.79
Diluted	$0.49	$0.39	$0.96	$0.78
Shares Used in Per Share Calculation:
Basic	12,153	12,039	12,139	12,150
Diluted	12,371	12,169	12,335	12,261

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash	$736	$4
Accounts Receivable, net of allowance for doubtful accounts of $950 in 2004 and $650 in 2003	49,994	32,199

Rental Equipment, at cost:
Relocatable Modular Buildings	323,244	304,905
Electronic Test Instruments	141,279	34,448

	464,523	339,353
Less Accumulated Depreciation	(112,186)	(107,307)

Rental Equipment, net	352,337	232,046

Property, Plant and Equipment, net	48,345	47,250
Prepaid Expenses and Other Assets	15,030	12,359

Total Assets	$466,442	$323,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$168,500	$47,266
Accounts Payable and Accrued Liabilities	41,301	28,695
Deferred Income	21,169	21,970
Minority Interest in Subsidiary	2,860	2,890
Deferred Income Taxes, net	81,216	79,059

Total Liabilities	315,046	179,880

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Outstanding — 12,170 shares in 2004 and 12,122 shares in 2003	18,807	17,900
Retained Earnings	132,589	126,078

Total Shareholders’ Equity	151,396	143,978

Total Liabilities and Shareholders’ Equity	$466,442	$323,858

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,859	$9,607
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,112	7,227
Provision for Doubtful Accounts	202	289
Gain on Sale of Rental Equipment	(2,928)	(2,373)
Change In, Net of TRS Assets Acquired and Liabilities Assumed:
Accounts Receivable	(4,416)	3,415
Prepaid Expenses and Other Assets	(2,671)	(935)
Accounts Payable and Accrued Liabilities	8,079	2,346
Deferred Income	(2,446)	(4,493)
Deferred Income Taxes	2,157	3,339

Net Cash Provided by Operating Activities	19,948	18,422

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of TRS Assets, Net of Liabilities Assumed	(118,413)	—
Purchase of Rental Equipment	(26,237)	(12,188)
Purchase of Property, Plant and Equipment	(437)	(711)
Proceeds from Sale of Rental Equipment	8,825	6,323

Net Cash Used in Investing Activities	(136,262)	(6,576)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	61,234	2,650
Borrowings Under Private Placement	60,000	—
Proceeds from the Exercise of Stock Options	907	367
Repurchase of Common Stock	—	(10,207)
Payment of Dividends	(5,095)	(4,656)

Net Cash Used in Financing Activities	117,046	(11,846)

Net Increase in Cash	732	—
Cash, beginning of period	4	4

Cash, end of period	$736	$4

Interest Paid, during the period	$2,294	$1,453

Income Taxes Paid, during the period	$5,696	$3,034

Dividends Declared, not yet paid	$2,677	$2,411

Rental Equipment Acquisitions, not yet paid	$6,533	$6,057

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three and six months ended June 30, 2004 and 2003 have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three and six months ended June 30, 2004 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. ACQUISITION

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. (“CIT”) in order to facilitate the growth of the electronics business. Based in Dallas, Texas, TRS is similar to the Company’s existing electronics business, RenTelco, and is one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004 for cash consideration of approximately $120.6 million, including expenses of $1.0 million, subject to final adjustments by the Company to the seller’s preliminary accounting report.

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to TRS’ net tangible assets based upon their fair value as of the date of the transaction. Based upon the preliminary allocation of the purchase price and management’s estimate of fair value based upon the preliminary independent valuation, the purchase price allocation, which is subject to change based on the Company’s final adustments, is as follows:

(in thousands)
Rental Equipment	$107,642
Accounts Receivable, net	13,579
Property, Plant and Equipment	1,634
Accounts Payable and Accrued Liabilities	(595)
Deferred Income	(1,645)

Total Purchase Price	$120,615

An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets and assumed liabilities. Standard valuation procedures and techniques were utilized in determining the fair values. The results of the valuation indicated that the value of intangible assets was de minimus.

Since June 2, 2004, TRS’ results are included in the consolidated statements of income for the three and six months ended June 30, 2004. The Company financed the acquisition from a revolving line of credit facility with its banks and $60 million in fixed-rate senior notes. At June 30, 2004, $2.2 million is included in accounts payable and accrued liabilities related to the purchase price. Going forward, the electronics division will operate under the name TRS-RenTelco.

Supplemental pro forma information reflecting the acquisition of TRS as if it occurred on January 1, 2003 has not been provided due to the fact that the historical data necessary to compile such pro forma information was impracticable to obtain.

NOTE 3. FOREIGN CURRENCY TRANSACTIONS

In conjunction with the TRS acquisition, the Company formed a Canadian subsidiary, TRS-RenTelco Inc., a British Columbia Corporation. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. Foreign currency transaction gains and losses are reported in results of operations in the period in which they occur. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions, and risks to date have not been significant.

NOTE 4. STOCK OPTIONS

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant, and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Six Months Ended June 30,
	2004	2003
Net Income, as reported	$11,859	$9,607
Pro Forma Compensation Charge	(382)	(179)

Pro Forma Net Income	$11,477	$9,428

Earnings Per Share:
Basic – as reported	$0.98	$0.79
Basic – pro forma	0.95	0.78

Diluted – as reported	$0.96	$0.78
Diluted – pro forma	0.93	0.77

NOTE 5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The number of dilutive options outstanding for the six months ended June 30, 2004 and 2003 were 712,458 and 600,153, respectively. As of June 30, 2004, stock options to purchase 22,500 shares of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

NOTE 6. NOTES PAYABLE

Repayment of Senior Notes

On April 15, 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes (“Notes”) along with accrued interest of $258,000 and a prepayment fee of $561,000. The total payment of $16.8 million was advanced under the Company’s revolving line of credit at its then current floating interest rate of 2.3%. Subsequent to the repayment of these Notes, the Company had $46.2 million drawn on its unsecured lines of credit, which permit the Company to borrow up to $125.0 million.

Revolving Lines of Credit

In May 2004, the Company renewed and extended its unsecured line of credit agreement (the “Agreement”) through June 30, 2007 that permits it to borrow up to $130.0 million. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at June 30, 2004 was $133.4 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization plus TRS pro-forma EBITDA as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios during specified periods of the Agreement. In addition to the $130.0 million unsecured line of credit, the Company renewed and extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2007. At June 30, 2004, the Company was in compliance with all covenants related to the Agreement and has the capacity to borrow up to an additional $26.5 million under the existing bank lines of credit.

Private Placement

On June 2, 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the senior notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios similar to the $130.0 million unsecured line of credit agreement described above. As of June 30, 2004, the Company was in default of the Note Agreement resulting from the failure of the Company to deliver a supplemental legal opinion to the 5.08% senior note holders within the time specified by the Note Agreement. Subsequent to June 30, 2004, the Company cured the default by delivering the required legal opinion, and no event of default now exists under the Note Agreement.

NOTE 7. RESTRUCTURING

In the second quarter of 2004, the Company implemented a restructuring plan to consolidate operations of the Company’s existing electronics business into the acquired TRS facility located in Dallas, Texas. The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels. These actions affected 22 employees for which the Company incurred one-time costs related to employee severance payments, related benefit and outplacement expenses in the amount of $0.9 million. This balance remains as of June 30, 2004 with all obligations expected to be paid by June 2005.

NOTE 8. GEOGRAPHIC INFORMATION

Revenues related to operations in the United States and other countries, based on shipment destination, for the three and six months ended June 30, 2004 are as follows:

(in thousands)	Three Months Ended June 30, 2004	Six Months Ended, June 30, 2004
United States	$38,774	$68,561
Other Countries	2,015	2,107

Total Revenues	$40,789	$70,668

Long-lived assets, which include rental equipment and property, plant and equipment, net of accumulated depreciation, as of June 30, 2004 are as follows:

(in thousands)	June 30, 2004
United States	$386,937
Other Countries	13,745

Total Long Lived Assets, net	$400,682

Comparative 2003 revenues and long-lived assets by country are not presented above, as the amounts in other countries were not material.

NOTE 9. BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), formerly RenTelco, and Enviroplex. The operations and accounting policies of these three segments are described in Notes 1 and 2 of the consolidated financial statements included in the Company’s latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2004 and 2003 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Corporate	Consolidated
Six Months Ended June 30, 2004
Rental Revenues	$33,898	$11,685	$—	$—	$45,583
Rental Related Services Revenues	9,975	391	—	—	10,366
Sales and Other Revenues	7,488	5,551	1,680	—	14,719
Total Revenues	51,361	17,627	1,680	—	70,668
Depreciation of Rental Equipment	4,049	5,087	—	—	9,136
Interest Expense (Income) Allocation	1,708	316	(76)	—	1,948
Income (Loss) before Provision for Income Taxes	17,561	2,322	(199)	—	19,684
Rental Equipment Acquisitions	22,579	112,745	—	—	135,324
Accounts Receivable, net (period end)	29,733	14,513	5,748	—	49,994
Rental Equipment, at cost (period end)	323,244	141,279	—	—	464,523
Rental Equipment, net book value (period end)	231,743	120,594	—	—	352,337
Utilization (period end) [1]	86.4%	66.1%
Average Utilization [1]	85.0%	55.5%

2003
Rental Revenues	$30,910	$5,750	$—	$—	$36,660
Rental Related Services Revenues	6,953	251	—	—	7,204
Sales and Other Revenues	7,336	3,720	4,125	—	15,181
Total Revenues	45,199	9,721	4,125	—	59,045
Depreciation of Rental Equipment	3,522	2,720	—	—	6,242
Interest Expense (Income) Allocation	1,345	192	(99)	—	1,438
Income (Loss) before Provision for Income Taxes	15,002	1,021	(48)	—	15,975
Rental Equipment Acquisitions	10,777	2,183	—	—	12,960
Accounts Receivable, net (period end)	21,316	3,164	5,065	—	29,545
Rental Equipment, at cost (period end)	293,731	37,026	—	—	330,757
Rental Equipment, net book value (period end)	206,093	18,574	—	—	224,667
Utilization (period end) [1]	83.6%	45.1%
Average Utilization [1]	83.3%	44.1%

1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans, objectives, the Company’s ability to sell rental equipment in excess of required levels, and the sufficiency of the Company’s working capital expenditures through 2004 are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; impairment charges on the Company’s rental equipment; and fluctuations in the Company’s rentals and sales of modular or electronics equipment. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Three and Six Months Ended June 30, 2004 and 2003

On June 2, 2004, the Company completed the acquisition of substantially all the assets of TRS, a division of CIT Group Inc., for approximately $120.6 million, including expenses of $1.0 million, subject to final adjustments by the Company to the seller’s preliminary accounting report. TRS, based in Dallas, Texas, is similar to the Company’s existing electronics business, RenTelco, and is one of the leading providers of general purpose and communications test equipment for rent or sale in North America. Since June 2, 2004, TRS’s results are included in the consolidated statements of income for the three and six months ended June 30, 2004. Going forward, the electronics business will operate under the name TRS-RenTelco.

The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. For the six months ended June 30, 2004, MMMC, TRS-RenTelco and Enviroplex contributed 89%, 12% and (1%) of the Company’s pre-tax income, respectively.

The Company’s rental revenues for the three and six months ended June 30, 2004 increased $7.3 million (40%) and $8.9 million (24%), respectively, from the comparative periods in 2003.

•	For the six months ended June 30, 2004, MMMC’s rental revenues increased $3.0 million (10%) from $30.9 million in 2003 to $33.9 million in 2004. MMMC’s rental revenues increased primarily as a result of $17.7 million in additional equipment on rent during the period as compared with the prior year stemming from significant classroom product shipped during the second and third quarters of 2003. Average monthly yield for the six months increased from 1.85% in 2003 to 1.92% in 2004. Average monthly yield for the period is calculated as rental revenues divided by the average cost of rental equipment for the period. Changes in equipment utilization and rental rates of equipment on rent can impact the average monthly yield for a period. For the six months ended June 30, 2004, average rental rates increased 2% over the comparable 2003 period and average utilization for modulars, increased from 83.3% in 2003 to 85.0% in 2004, trending up to 86.4% at June 30, 2004. Average utilization for the period is calculated by dividing the average cost of rental equipment on rent by the average total cost of rental equipment for the period.

•

For the six months ended June 30, 2004, TRS-RenTelco’s rental revenues increased 103% from $5.8 million in 2003 to $11.7 million in 2004 due to the impact of the rental revenues associated with the TRS rental assets acquired of $107.6 million on June 2, 2004 and improving business activity levels from customers renting communications and fiber optic equipment. For the six months ended June 30, 2004, the rental contribution of the

TRS’ rental assets relative to the period those assets were owned (less than one month) during the six month period in 2004 improved the average monthly yield from 2.5% in 2003 to 4.0% in 2004. Both average rental rates and average utilization improved over the comparable period in 2003. Utilization at June 30, 2004 was 66.1%.

Depreciation of rental equipment for the three and six months ended June 30, 2004 increased $2.8 million (88%) and $2.9 million (46%) from the comparative periods in 2003 primarily due to the depreciation related to the acquired TRS rental assets. For MMMC, for the six months ended June 30, 2004, depreciation expense as a percentage of rental revenues increased slightly to 12% from 11% in the prior year’s comparable period. For TRS-RenTelco, for the six months ended June 30, 2004, depreciation expense as a percentage of rental revenues decreased to 44% from 47% in the prior year’s comparable period due to higher rental revenues from improved rental rates and utilization of equipment.

Other direct costs of rental operations for the three and six months ended June 30, 2004 increased $0.3 million (6%) and $0.5 million (6%) over last year’s comparable periods primarily due to the higher expenses associated with the combined TRS-RenTelco electronics business. For the six-month period, consolidated gross margin percentage on rents improved from 57.8% in 2003, to 58.6% in 2004 as a result of rental revenues increasing at a 2% higher rate than the related costs, which is primarily depreciation.

Rental related services revenues for the three and six months ended June 30, 2004 increased $2.2 million (59%) and $3.2 million (44%) from the comparative periods in 2003. These revenues are primarily associated with modulars and consist of services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. For the six-month period, the revenue increase resulted from the change in mix of leases within their original term and additional services performed during the lease. Gross margin percentage on these services for the six months ended June 30 increased from 39.3% in 2003 to 39.6% in 2004.

Sales revenues for the three and six months ended June 30, 2004 decreased $0.3 million (3%) and $0.5 million (3%) from the comparable periods in 2003 as a result of lower sales volumes by Enviroplex, offset for the most part by higher sales volume at TRS-RenTelco and MMMC. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. For the six-month period, consolidated gross margin decreased $0.2 million from $4.2 million in 2003 to $4.0 million in 2004 with gross margin percentage decreasing slightly from 28.6% in 2003 to 28.4% in 2004.

Enviroplex’s backlog of orders as of June 30, 2004 and 2003 was $9.6 million and $9.5 million, respectively. Typically, in the California classroom market, booking activity for the first half of the year provides the most meaningful information about order levels to be produced for the entire year. In addition to Enviroplex’s backlog, MMMC has a $9.0 million sale order to provide classroom product and site related improvements to a school district during the third quarter of 2004. Beyond this single sale order, backlog is not significant in MMMC’s modular business or in TRS-RenTelco’s electronics business.

Selling and administrative expenses for the three and six months ended June 30, 2004 increased $1.7 million (29%) and $2.4 million (21%) from the comparable 2003 periods. For the six-month period, the increase is due primarily to higher payroll and benefit costs of $1.4 million, including expenses associated with the acquired TRS operation, and $0.9 million in severance costs related to the consolidation of the Company’s electronics business into the acquired TRS facility.

Interest expense for the three and six months ended June 30, 2004 increased $0.7 million (88%) and $0.5 million (35%), respectively, primarily due to the prepayment fee of $0.6 million associated with the April 2004 prepayment of the Company’s remaining $16.0 million 6.44% senior notes.

Income before provision for taxes for the three and six months ended June 30, 2004 increased $2.2 million and $3.7 million from the comparable periods in 2003, as a result of higher earnings contribution from the rental operations of MMMC and TRS-RenTelco. Net income for the three months ended June 30, 2004 increased $1.4 million to $6.1 million, or $0.49 per share, from net income of $4.7 million, or a $0.39 per share, in 2003. Net income for the six-months ended June 30, 2004 increased $2.3 million to $11.9 million, or $0.96 per share, from net income of $9.6 million, or a $0.78 per share, in 2003.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of Item 2 for cautionary information with respect to such forward-looking statements.

For the six months ended June 30, 2004, the Company’s cash flow from operations plus the proceeds from the sale of rental equipment increased $4.1 million (16%) from $24.7 million in 2003 to $28.8 million in 2004. The total cash available from operations plus rental equipment sale proceeds for the six-month period increased primarily as a result of higher earnings. During 2004, the primary uses of cash have been to acquire TRS for $118.4 million, to purchase $26.2 million of rental equipment, primarily modulars, and pay dividends of $5.1 million to the Company’s shareholders. As a result, notes payable has increased $121.2 million.

The Company had total liabilities to equity ratios of 2.08 to 1 and 1.25 to 1 as of June 30, 2004 and December 31, 2003, respectively. The debt (notes payable) to equity ratios were 1.11 and 0.33 to 1 as of June 30, 2004 and December 31, 2003, respectively. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At June 30, 2004, the Company had unsecured lines of credit which expire June 30, 2007 that permit it to borrow up to $135.0 million of which $108.5 million was outstanding.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 2004, there were no repurchases. During the six months ended June 30, 2003, the Company repurchased 462,900 shares of its outstanding common stock for an aggregate purchase price of $10.2 million (or an average price of $22.05 per share). As of August 5, 2004, 1,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2004 will be adequately met by cash flow and bank borrowings.

ITEM 3. MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. The Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $59.7 million compared to the recorded value of $60.0 million as of June 30, 2004. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

The Company has a portion of its revenues derived from customers located outside the United States. This requires the Company to operate internationally and maintain a presence in international markets. The Company’s international operations are subject to a number of risks. These risks include longer receivable collection periods, changes in regulatory requirements, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange rate fluctuations, the burdens of complying with foreign laws, the impact of business cycles, economic and political instability and potential hostilities outside the United States and limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries. In addition, in light of increasing global security concerns in the wake of the events of September 11, 2001, there may be additional risks of disruption to the Company’s international sales activities. Any prolonged disruption in markets in which the Company derives significant revenue may potentially have an adverse impact on the Company’s revenues and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II -OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Shareholders on June 2, 2004. The proposals voted on by the Company shareholders and the voting results were as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
William J. Dawson	10,930,197	0	72,513	1,137,126
Robert C. Hood	10,930,297	0	72,413	1,137,126
Dennis C. Kakures	10,878,660	0	124,050	1,137,126
Joan M. McGrath	10,846,715	0	155,995	1,137,126
Robert P. McGrath	10,880,795	0	121,915	1,137,126
Dennis P. Stradford	10,964,512	0	38,198	1,137,126
Ronald H. Zech	10,891,089	0	111,621	1,137,126

Elected as directors after the meeting were William J. Dawson, Robert C. Hood, Dennis C. Kakures, Joan M. McGrath, Robert P. McGrath, Dennis P. Stradford and Ronald H. Zech.

Proposal 2: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2004 with 10,956,617 in favor, 46,048 against, 45 abstentions and 1,137,126 non-votes.

ITEM 5. OTHER INFORMATION

Dividends

On June 2, 2004, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.22 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on May 5, 2004 regarding the 1st Quarter 2004 earnings press release.

2.	The Company filed a Current Report on Form 8-K on June 10, 2004 regarding acquisition of substantially all of the assets of Technology Rentals & Services (TRS).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2004	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer
Vice President and Chief Financial Officer (Chief Accounting Officer)