Form 10-Q
period 2004-09-30
MCGRATH RENTCORP
filed 2004-11-04
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number: (925) 606-9200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

At November 4, 2004, 12,211,124 shares of Registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

REVENUES
Rental	$37,113	$19,592	$82,696	$56,252
Rental Related Services	6,901	4,350	17,267	11,554

Rental Operations	44,014	23,942	99,963	67,806
Sales	28,208	10,719	42,489	25,496
Other	318	194	756	598

Total Revenues	72,540	34,855	143,208	93,900

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	11,589	3,226	20,725	9,468
Rental Related Services	3,981	2,501	10,246	6,874
Other	7,465	5,323	17,214	14,544

Total Direct Costs of Rental Operations	23,035	11,050	48,185	30,886
Costs of Sales	22,496	7,284	32,729	17,830

Total Costs	45,531	18,334	80,914	48,716

Gross Margin	27,009	16,521	62,294	45,184
Selling and Administrative	9,641	5,623	23,294	16,873

Income from Operations	17,368	10,898	39,000	28,311
Interest	1,576	647	3,524	2,085

Income Before Provision for Income Taxes and Minority Interest in Income of Subsidiary	15,792	10,251	35,476	26,226
Provision for Income Taxes	6,301	4,090	14,155	10,464

Income Before Minority Interest in Income of Subsidiary	9,491	6,161	21,321	15,762
Minority Interest in Income of Subsidiary	111	95	82	89

Net Income	$9,380	$6,066	$21,239	$15,673

Earnings Per Share:
Basic	$0.77	$0.50	$1.75	$1.29
Diluted	$0.76	$0.50	$1.72	$1.28
Shares Used in Per Share Calculation:
Basic	12,177	12,080	12,152	12,127
Diluted	12,421	12,242	12,358	12,254

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Cash	$2,046	$4
Accounts Receivable, net of allowance for doubtful accounts of $900 in 2004 and $650 in 2003	62,739	32,199

Rental Equipment, at cost:
Relocatable Modular Buildings	330,818	304,905
Electronic Test Instruments	146,938	34,448

	477,756	339,353
Less Accumulated Depreciation	(121,896)	(107,307)

Rental Equipment, net	355,860	232,046

Property, Plant and Equipment, net	47,584	47,250
Prepaid Expenses and Other Assets	15,506	12,359

Total Assets	$483,735	$323,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$162,999	$47,266
Accounts Payable and Accrued Liabilities	42,810	28,695
Deferred Income	29,970	21,970
Minority Interest in Subsidiary	2,972	2,890
Deferred Income Taxes, net	86,257	79,059

Total Liabilities	325,008	179,880

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Outstanding — 12,207 shares in 2004 and 12,122 shares in 2003	19,445	17,900
Retained Earnings	139,282	126,078

Total Shareholders’ Equity	158,727	143,978

Total Liabilities and Shareholders’ Equity	$483,735	$323,858

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,239	$15,673
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	22,185	10,940
Provision for Doubtful Accounts	228	255
Gain on Sale of Rental Equipment	(5,251)	(4,051)
Change In, Net of TRS Assets Acquired and Liabilities Assumed:
Accounts Receivable	(17,189)	(9,396)
Prepaid Expenses and Other Assets	(3,147)	(4,949)
Accounts Payable and Accrued Liabilities	9,325	2,183
Deferred Income	6,355	14,302
Deferred Income Taxes	7,198	7,279

Net Cash Provided by Operating Activities	40,943	32,236

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of TRS Assets, Net of Liabilities Assumed	(120,209)	—
Purchase of Rental Equipment	(46,162)	(27,160)
Purchase of Property, Plant and Equipment	(566)	(790)
Proceeds from Sale of Rental Equipment	18,531	11,107

Net Cash Used in Investing Activities	(148,406)	(16,843)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	55,733	438
Borrowings Under Private Placement	60,000	—
Proceeds from the Exercise of Stock Options	1,545	1,442
Repurchase of Common Stock	—	(10,207)
Payment of Dividends	(7,773)	(7,066)

Net Cash Provided by (Used) in Financing Activities	109,505	(15,393)

Net Increase in Cash	2,042	—
Cash, beginning of period	4	4

Cash, end of period	$2,046	$4

Interest Paid, during the period	$3,155	$2,568

Income Taxes Paid, during the period	$6,956	$3,185

Dividends Declared, not yet paid	$2,686	$2,424

Rental Equipment Acquisitions, not yet paid	$5,930	$5,194

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three and nine months ended September 30, 2004 and 2003, have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three and nine months ended September 30, 2004, should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. ACQUISITION

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. (“CIT”) in order to facilitate the growth of the electronics business. Based in Dallas, Texas, TRS is similar to the Company’s existing electronics business, RenTelco, and is one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004, for cash consideration of $120.2 million, including expenses of $0.6 million.

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to TRS’ net tangible assets based upon their fair value as of the date of the transaction. Based upon the allocation of the purchase price and management’s estimate of fair value based upon an independent valuation, the purchase price allocation was as follows:

(in thousands)

Rental Equipment	$107,642
Accounts Receivable, net	13,579
Property, Plant and Equipment	1,228
Accounts Payable and Accrued Liabilities	(595)
Deferred Income	(1,645)

Total Purchase Price	$120,209

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

Since June 2, 2004, TRS’ results are included in the consolidated statements of income for the three and nine months ended September 30, 2004. The Company financed the acquisition from a revolving line of credit facility with its banks and $60 million in fixed-rate senior notes. At September 30, 2004, no liabilities existed related to the purchase price. Going forward, the electronics division will operate under the name TRS-RenTelco.

Supplemental pro forma information reflecting the acquisition of TRS as if it occurred on January 1, 2003, has not been provided due to the fact that the historical data necessary to compile such pro forma information was impracticable to obtain.

NOTE 3. FOREIGN CURRENCY TRANSACTIONS

In conjunction with the TRS acquisition, the Company formed a Canadian subsidiary, TRS-RenTelco Inc., a British Columbia Corporation. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. Foreign currency transaction gains and losses are reported in results of operations in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.

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

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Nine Months Ended September 30,
	2004	2003
Net Income, as reported	$21,239	$15,673
Pro Forma Compensation Charge	(576)	(382)

Pro Forma Net Income	$20,663	$15,291

Earnings Per Share:
Basic – as reported	$1.75	$1.29
Basic – pro forma	1.70	1.26

Diluted – as reported	$1.72	$1.28
Diluted – pro forma	1.67	1.25

NOTE 5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The number of dilutive options outstanding for the nine months ended September 30, 2004 and 2003, were 732,317 and 607,949, respectively. As of September 30, 2004, stock options to purchase 22,500 shares of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

NOTE 6. NOTES PAYABLE

Repayment of Senior Notes

On April 15, 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes (“Notes”) along with accrued interest of $258,000 and a prepayment fee of $561,000. The total payment of $16.8 million was advanced under the Company’s revolving line of credit at its then current floating interest rate of 2.3%.

Revolving Lines of Credit

In May 2004, the Company renewed and extended its unsecured line of credit agreement (the “Agreement”) through June 30, 2007, which permits it to borrow up to $130.0 million. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at September 30, 2004 was $138.1 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization plus TRS pro-forma EBITDA as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios during specified periods of the Agreement. In addition to the $130.0 million unsecured line of credit, the Company renewed and extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2007. At September 30, 2004, the Company was in compliance with all covenants related to the Agreement and has the capacity to borrow up to an additional $32.0 million under the existing bank lines of credit.

Private Placement

On June 2, 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the senior notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios similar to the $130.0 million unsecured line of credit agreement described above. At September 30, 2004, the Company was in compliance with all covenants related to the Note Agreement.

NOTE 7. RESTRUCTURING

In the second quarter of 2004, the Company implemented a restructuring plan to consolidate operations of the Company’s existing electronics business into the acquired TRS facility located in Dallas, Texas. The primary goal was to reduce operating expenses to more appropriately align them with sustainable revenue levels. These actions affected 22 employees for which the Company incurred one-time costs during the second quarter 2004 related to employee severance payments, related benefit and outplacement expenses in the amount of $0.9 million. At September 30, 2004, no amounts were unpaid.

NOTE 8. GEOGRAPHIC INFORMATION

Revenues related to operations in the United States and other countries, based on shipment destination, for the three and nine months ended September 30, 2004, were as follows:

(in thousands)	Three Months Ended September 30, 2004	Nine Months Ended, September 30, 2004
United States	$68,810	$133,477
Other Countries	3,730	9,731

Total Revenues	$72,540	$143,208

Long-lived assets, which include rental equipment and property, plant and equipment, net of accumulated depreciation, as of September 30, 2004, are as follows:

(in thousands)	September 30, 2004
United States	$390,386
Other Countries	13,058

Total Long Lived Assets, net	$403,444

Comparative 2003 revenues and long-lived assets by country are not presented above, as the amounts in other countries were not material.

NOTE 9. BUSINESS SEGMENTS

The Company defines its business segments based on the nature of operations for the purpose of reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), formerly RenTelco, and Enviroplex. The operations and accounting policies of these three segments are described in Notes 1 and 2 of the consolidated financial statements included in the Company’s latest Form 10-K. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenues and expenses not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2004 and 2003, for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Consolidated
Nine Months Ended September 30,

2004
Rental Revenues	$52,314	$30,382	$—	$82,696
Rental Related Services Revenues	16,239	1,028	—	17,267
Sales and Other Revenues	22,381	13,015	7,849	43,245
Total Revenues	90,934	44,425	7,849	143,208
Depreciation of Rental Equipment	6,201	14,524	—	20,725
Interest Expense (Income) Allocation	2,802	834	(112)	3,524
Income Before Provision for Income Taxes and Minority Interest in Income of Subsidiary	28,089	6,831	556	35,476
Rental Equipment Acquisitions	33,220	124,599	—	157,819
Accounts Receivable, net (period end)	38,910	20,816	3,013	62,739
Rental Equipment, at cost (period end)	330,818	146,938	—	477,756
Rental Equipment, net (period end)	238,659	117,201	—	355,860
Utilization (period end) [1]	86.3%	65.2%
Average Utilization [1]	85.4%	60.6%

2003
Rental Revenues	$47,073	$9,179	$—	$56,252
Rental Related Services Revenues	11,152	402	—	11,554
Sales and Other Revenues	13,253	5,729	7,112	26,094
Total Revenues	71,478	15,310	7,112	93,900
Depreciation of Rental Equipment	5,405	4,063	—	9,468
Interest Expense (Income) Allocation	1,948	272	(135)	2,085
Income Before Provision for Income Taxes and Minority Interest in Income of Subsidiary	23,397	2,233	596	26,226
Rental Equipment Acquisitions	23,017	4,053	—	27,070
Accounts Receivable, net (period end)	33,286	3,943	5,161	42,390
Rental Equipment, at cost (period end)	303,021	36,509	—	339,530
Rental Equipment, net (period end)	214,374	18,069	—	232,443
Utilization (period end) [1]	85.8%	48.6%
Average Utilization [1]	84.0%	45.2%

1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans, objectives, the Company’s ability to sell rental equipment in excess of required levels, and the sufficiency of the Company’s working capital expenditures through 2004 are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; impairment charges on the Company’s rental equipment; and fluctuations in the Company’s rentals and sales of modular or electronics equipment. Factors that affect the Company’s international operations include longer receivable collection periods, changes in regulatory requirements, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange rate fluctuations, the burdens of complying with foreign laws, the impact of business cycles, economic and political instability and potential hostilities outside the United States and limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Three and Nine Months Ended September 30, 2004 and 2003

On June 2, 2004, the Company completed the acquisition of substantially all the assets of TRS, a division of CIT Group Inc., for approximately $120.2 million, including expenses of $0.6 million. TRS, based in Dallas, Texas, is similar to the Company’s existing electronics business, RenTelco, and is one of the leading providers of general purpose and communications test equipment for rent or sale in North America. Since June 2, 2004, the electronics business operated under the name TRS-RenTelco and since that date, TRS’ results are included in the consolidated statements of income for the three and nine months ended September 30, 2004.

The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. For the nine months ended September 30, 2004, MMMC, TRS-RenTelco and Enviroplex contributed 79%, 19% and 2% of the Company’s pre-tax income, respectively.

The Company’s rental revenues for the three and nine months ended September 30, 2004, increased $17.5 million (89%) and $26.4 million (47%), respectively, from the comparative periods in 2003.

•	For the nine months ended September 30, 2004, MMMC’s rental revenues increased $5.2 million (11%) from $47.1 million in 2003 to $52.3 million in 2004. MMMC’s rental revenues increased primarily as a result of $18.7 million in additional equipment on rent during the period as compared with the prior year stemming from significant classroom product shipped during 2004. Average monthly yield for the nine months increased from 1.86% in 2003 to 1.95% in 2004. Average monthly yield for the period is calculated as rental revenues divided by the average cost of rental equipment for the period. Changes in equipment utilization and rental rates of equipment on rent can impact the average monthly yield for a period. For the nine months ended September 30, 2004, average rental rates increased 3% over the comparable 2003 period and average utilization for modulars, increased from 84.0% in 2003 to 85.4% in 2004, trending up to 86.3% at September 30, 2004. Average utilization for the period is calculated by dividing the average cost of rental equipment on rent by the average total cost of rental equipment for the period.

•	For the nine months ended September 30, 2004, TRS-RenTelco’s rental revenues increased $21.2 million (231%) from $9.2 million in 2003 to $30.4 million in 2004 primarily due to the impact of the rental revenues associated with the $107.6 million of acquired TRS rental assets on June 2, 2004. For the nine months ended September 30, 2004, the rental contribution of TRS’ rental assets relative to the period those assets were owned (less than four months) improved the average monthly yield from 2.7% in 2003 to 4.4% in 2004. Both average rental rates and average utilization improved over the comparable period in 2003. Utilization averaged 60.6% during 2004 compared to 45.2% in 2003 and was 65.2% at September 30, 2004.

Depreciation of rental equipment for the three and nine months ended September 30, 2004, increased $8.4 million (259%) and $11.3 million (119%) from the comparative periods in 2003 primarily due to the depreciation related to the acquired TRS rental assets. For MMMC, for the nine months ended September 30, 2004, depreciation expense as a percentage of rental revenues was 12%, which was comparable to the prior year’s period. For TRS-RenTelco, for the nine months ended September 30, 2004, depreciation expense as a percentage of rental revenues increased to 48% from 44% in the prior year’s comparable period due to the shorter average estimated remaining useful lives of the acquired TRS rental assets.

Other direct costs of rental operations for the three and nine months ended September 30, 2004, increased $2.1 million (40%) and $2.7 million (18%) over last year’s comparable periods primarily due to the higher expenses associated with the combined TRS-RenTelco electronics business and higher MMMC expenses related to the preparation of equipment for shipment during the third quarter of 2004. For the nine-month period, consolidated gross margin percentage on rents declined from 57.3% in 2003 to 54.1% in 2004 primarily as a result of a higher increase in depreciation and other direct costs of TRS-RenTelco relative to the increase in rental revenues.

Rental related services revenues for the three and nine months ended September 30, 2004, increased $2.6 million (59%) and $5.7 million (49%) from the comparative periods in 2003. These revenues are primarily associated with modulars and consist of services negotiated as an integral part of the lease, which are recognized on a straight-line basis over the term of the lease. For the nine-month period, the revenue increase resulted from the change in mix of leases within their original term and additional services performed during the lease. Gross margin percentage on these services for the nine months ended September 30 increased slightly from 40.5% in 2003 to 40.6% in 2004.

Sales revenues for the three and nine months ended September 30, 2004, increased $17.5 million (163%) and $17.0 million (67%) from the comparable periods in 2003 as a result of higher sales volumes at all three divisions. During the third quarter of 2004, MMMC completed a $9.3 million sale project to provide classroom product, manufactured by Enviroplex, and site related improvements to a California school district. Sales continue to occur routinely as a normal part of the Company’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. For the nine-month period, higher sales volume was somewhat offset by a lower overall sales margin of 23.0% from the higher mix of new equipment sold in 2004, as compared to 30.1% in 2003, and resulted in a consolidated gross profit increase of $2.1 million from $7.7 million in 2003 to $9.8 million in 2004.

Enviroplex’s backlog of orders as of September 30, 2004 and 2003, was $4.6 million and $7.1 million, respectively. Backlog is not significant in MMMC’s modular business, nor in TRS-RenTelco’s electronics business.

Selling and administrative expenses for the three and nine months ended September 30, 2004, increased $4.0 million (71%) and $6.4 million (38%) from the comparable 2003 periods. For the nine-month period, the increase is due primarily to higher payroll and benefit costs of $4.3 million, including expenses associated with the acquired TRS operation, $0.9 million in severance costs related to the consolidation of the Company’s electronics business into the acquired TRS facility and higher professional fees of $0.5 million.

Interest expense for the three and nine months ended September 30, 2004, increased $0.9 million (144%) and $1.4 million (69%), respectively, primarily due a $0.6 million fee associated with the April 2004 prepayment of the Company’s remaining $16.0 million 6.44% senior notes and higher average debt levels to fund the acquisition of TRS’ assets.

Income before provision for taxes for the three and nine months ended September 30, 2004, increased $5.5 million (54%) and $9.3 million (35%) from the comparable periods in 2003, primarily as a result of higher earnings contribution from the rental operations of MMMC and TRS-RenTelco. Net income for the three months ended September 30, 2004, increased $3.3 million (55%) to $9.4 million, or $0.76 per share, from a net income of $6.1 million, or $0.50 per share, for the comparable period in 2003. Net income for the nine-months ended September 30, 2004, increased $5.6 million (36%) to $21.2 million, or $1.72 per share, from a net income of $15.7 million, or $1.28 per share, for the comparable period in 2003.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

For the nine months ended September 30, 2004, the Company’s cash flow from operations plus the proceeds from the sale of rental equipment increased $16.2 million (37%) from $43.3 million in 2003 to $59.5 million in 2004. The total cash available from operations plus rental equipment sale proceeds for the nine-month period increased primarily as a result of higher earnings. During 2004, the primary uses of cash have been to acquire TRS for $120.2 million, to purchase $46.2 million of rental equipment (primarily modulars), and pay dividends of $7.8 million to the Company’s shareholders. As a result, notes payable has increased by $115.7 million.

The Company had total liabilities to equity ratios of 2.05 to 1 and 1.25 to 1 as of September 30, 2004 and December 31, 2003, respectively. The debt (notes payable) to equity ratios were 1.03 and 0.33 to 1 as of September 30, 2004 and December 31, 2003, respectively. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At September 30, 2004, the Company had unsecured lines of credit which expire June 30, 2007, that permit it to borrow up to $135.0 million of which $103.0 million was outstanding.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2004, there were no repurchases. During the nine months ended September 30, 2003, the Company repurchased 462,900 shares of its outstanding common stock for an aggregate purchase price of $10.2 million (or an average price of $22.05 per share). As of November 4, 2004, 1,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2004 and beyond will be adequately met by cash flow and bank borrowings.

ITEM 3. MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of September 30, 2004, the Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $60.8 million compared to the recorded value of $60.0 million as of September 30, 2004. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Note 3 and Note 8 to the Consolidated Financial Statements above). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. For the nine months ended September 30, 2004, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of the Canadian operations, the Company does not expect to incur significant foreign exchange gains and losses for the remainder of 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II -OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Dividends

On September 20, 2004, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.22 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on August 5, 2004, regarding the 2nd Quarter 2004 earnings press release.

2.	The Company filed a Current Report on Form 8-K/A on August 5, 2004, regarding the carve out financial statements of Technology Rentals & Services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2004	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer
Vice President and Chief Financial Officer
(Chief Accounting Officer)