Form 10-Q/A
period 2004-03-31
MCGRATH RENTCORP
filed 2005-03-10
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is an exhibit-only filing. This Amendment No. 1 on Form 10-Q/A is filed solely for the purpose of amending Exhibits 31.1 and 31.2 and does not modify or update any other information contained in the original Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 19, 2004 regarding the 4th Quarter 2003 earnings press release.

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2005	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.