Form 10-Q/A
period 2004-06-30
MCGRATH RENTCORP
filed 2005-03-10
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits.

		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

		32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b	)	Reports filed on Form 8-K

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

3