Form 10-Q/A
period 2004-09-30
MCGRATH RENTCORP
filed 2005-03-10
CIK 752714

UNITED STATES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b) Reports filed on Form 8-K

1. The Company filed a Current Report on Form 8-K on August 5, 2004, regarding the 2nd Quarter 2004 earnings press release.

2. The Company filed a Current Report on Form 8-K/A on August 5, 2004, regarding the carve out financial statements of Technology Rentals & Services.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2005	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer
Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith:

Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.