Form 10-K
period 2004-12-31
MCGRATH RENTCORP
filed 2005-03-16
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004                        Commission file number 0-13292

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

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2004: $349,627,145.

As of March 10, 2005, 12,284,749 shares of Registrant’s Common Stock were outstanding. This share number is provided prior to giving effect to the 2-for-1 split approved by the Company’s Board of Directors and expected to become effective March 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 55

Unless otherwise noted, all share and per share calculations in this Form 10-K reflect a 2 for 1 stock split approved by the Company’s Board of Directors and expected to become effective March 25, 2005.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “intends”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements include any statements the Company makes, or implications suggested by statements the Company makes, as to:

•	the future prospects for and growth of the Company and the industries in which it operates, including (i) the extent and duration of weakness in the telecommunications industry and the impact of such weakness on the Company and its and financial conditions, (ii) TRS-RenTelco’s ability to increase its earnings contribution to the Company upon recovery of the telecommunications industry;

•	the level of the Company’s future rentals and sales and customer demand;

•	the Company’s ability to effectively compete against its competitors;

•	the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies (i) to actively maintain and repair rental equipment cost effectively and to maximize the level of proceeds from the sale of such products and (ii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment;

•	the effect of any future loss of primary manufacturers or suppliers on the Company’s products;

•	the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable legislation;

•	the significance of warranty costs to the Company’s operations;

•	the effect of changes in legislation on the Company’s modular rental and sales revenues, including legislation with respect to policies regarding class size, the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements;

•	interruptions in the passage of statewide and local facility bond measures and the effect of such interruptions on the Company’s operations;

•	the effect of shifting trends in school populations and the need for temporary classroom space during the construction of new schools or new school facilities or during the reconstruction of older schools;

•	the Company’s ability to leverage its costs and expenses over a large installed customer base and improve its operating margins;

•	any future effects on the Company’s costs of operation and liquidity resulting from the use of alternative building materials in modular buildings;

•	the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital and capital expenditures through 2005 and beyond;

•	the effect of changes to the Company’s accounting policies (including our critical accounting policies) and future implementation of these policies, including policies with respect to depreciation, maintenance and refurbishment and impairment;

•	the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business, and

•	the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors which are identified in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. These factors include: the effectiveness of management’s strategies and decisions; changes in demand by public schools for the Company’s modular classrooms associated with significant reductions or expected reductions in funding of public schools from the State of California; general economic and business conditions and in particular the continuing weakness in the telecommunications industry; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; changes in equipment specifications, equipment condition or maintenance policies; changes in technology applicable to the Company’s operations; changes in manufacturer’s selling prices; changes in school populations, the level of state funding to public schools and policies regarding class size which affect customer demand; the potential effect of a general decline in the demand in the educational market for the Company’s modular classroom products, a market upon which the Company relies for a substantial portion of its revenue; impairment charges on the Company’s rental equipment; competition in the modular and electronics business; the loss of major suppliers and manufacturers; increases in the general interest rates which can result in higher interest expense associated with the companies variable rate debt; the Company’s inability to pass increased costs on to its customers; and fluctuations in the Company’s rentals and sales of modular or electronics equipment. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

PART I

ITEM 1.	BUSINESS.

General

McGrath RentCorp (the “Company”) is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” formerly “RenTelco”, its electronic test equipment rental division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business. The Company’s corporate offices are located in Livermore, California. In addition, branch operations for MMMC are conducted from this facility.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas and beginning in 2004, in Florida. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the relocatable modular buildings, or modulars, from various manufacturers who build them to MMMC’s design specifications. MMMC operates from two branch offices in California, one in Texas and one in Florida. Although MMMC’s primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer requirements and budgets.

The educational market is the largest market of the modular business. MMMC provides classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, rentals and sales to public school districts for kindergarten through grade twelve (K-12) represent a significant portion of MMMC’s total revenues. Fueled by increasing student population, insufficient funding for new school construction, class size reduction programs and aging school facilities, demand continues to be very strong.

TRS-RenTelco rents and sells electronic test and measurement equipment nationally and internationally from its Dallas, Texas and Montreal, Canada facilities. The Dallas facility houses the Company’s electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market.

Engineers, technicians and scientists utilize general-purpose test equipment in evaluating the performance of their own electrical and electronic equipment, developing products, controlling manufacturing processes and in field service applications. These instruments are rented primarily to the electronics, semiconductor, aerospace, defense, industrial and research industries. The majority of TRS-RenTelco’s general-purpose equipment is manufactured by Agilent Technologies and Tektronix.

Communications and fiber optic test equipment is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, installing fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. TRS-RenTelco rents this test equipment primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers.

McGrath RentCorp owns 81% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts. Enviroplex conducts its sales and manufacturing operations from its facility located in Stockton, California. Since inception, McGrath RentCorp has assisted Enviroplex in a variety of corporate functions such as accounting, human resources, facility improvements and insurance. Enviroplex sales were $14.4 million, $13.2 million and $13.6 million in 2004, 2003 and 2002, respectively, which includes inter-segment sales to MMMC of $5.1 million, $2.2 million and $1.1 million, which are recorded at cost and eliminated in consolidation.

A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, the rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) comprised approximately 36%, 41% and 40%, of the Company’s consolidated rental and sales revenues for 2004, 2003 and 2002, respectively.

Please see Note 11 to the Consolidated Financial Statements on page 48 for more information on the Company’s business segments.

As of December 31, 2004, the Company had 611 employees, of whom 47 are primarily administrative and executive personnel, and the remaining 564 are engaged in manufacturing or rental operations. The operations of the Company share common facilities, financing, senior management, and operating and accounting systems. Each product line has its own sales and technical personnel.

No single customer has accounted for more than 10% of the Company’s total revenues generated in any given year. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets in any given year. The Company’s business is not seasonal, except for the rental and sale of classrooms, which is heaviest in the several months prior to the opening of school each fall.

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

MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2004, MMMC purchased 30% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an effect on its operations since MMMC could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

The modular product is manufactured to state building codes, has a low risk of obsolescence, and can be modified or reconfigured to accommodate a wide variety of customer needs. Historically, as state building codes have changed over the years, MMMC has been able to continue to use existing modular equipment, with minimal required upgrades, if any. The Company has no assurance that it will continue to be able to use existing modular equipment with minimal upgrades as building codes change in the future.

MMMC operates from three regional sales and inventory centers serving large geographic areas in California and Texas, and a sales office serving the Florida market in which the Company launched operations in 2004. The California and Texas operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. MMMC believes operating from large regional inventory centers results in better operating margins as operating costs are spread over a large installed customer base. MMMC actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, generates high sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. Making these expenditures for repair and maintenance throughout the equipment’s life results in older equipment renting for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 3% of rental equipment, and has been, on average, 12 years old with sale proceeds recovering a high percentage of the equipment’s capitalized cost. MMMC depreciates its rental equipment over 18 years using a 50% residual value effective January 1, 2002. Prior to 2002, MMMC used an 18% residual value.

Market

MMMC’s largest single demand is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California, and to a lesser extent in Texas and Florida. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and class size reduction (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. The modular product offers customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate, and California and Texas modular branches are housed in various sizes of modulars.

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

Rentals

Rental periods range from one month to ten years with a typical rental period of eighteen months. In general, monthly rental rates are determined by a number of factors including length of term, product availability, product type and level utilization. Upon expiration of the initial rental agreement term, or any extensions, rental rates are reviewed, and when appropriate, are increased based on current market conditions. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms management believes to be attractive to MMMC.

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

At December 31, 2004, MMMC had 21,566 new or previously rented modulars in its rental fleet with an aggregate original cost including accessories of $339.5 million or an average cost per unit of $15,700. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2004, fleet utilization was 86.1% and average fleet utilization during 2004 was 85.6%.

Sales

In addition to operating its rental fleet, MMMC sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2004, MMMC’s largest sale of modulars was for new buildings to a California School District for approximately $9.3 million. This sale represented approximately 34% of MMMC’s sales, 16% of the Company’s consolidated sales, and 5% of the Company’s consolidated revenues. The Company views the sales volume of this single $9.3 million sale project as unique and, looking forward, does not expect sales projects of this magnitude to occur on a regular basis.

MMMC provides limited 90-day warranties on used modulars and passes through the manufacturers’ one-year warranty on new units to its customers. Warranty costs have not been significant to MMMC’s operations to date, and the Company attributes this to its commitment to high quality standards and regular maintenance programs. However, there can be no assurance that warranty costs will continue to be insignificant to MMMC’s operations in the future.

In addition to MMMC’s sales, the Company’s subsidiary, Enviroplex, manufactures and sells DSA portable classrooms to school districts in California (see “Classroom Sales by Enviroplex” below).

Competition

Management estimates the business of renting relocatable modular buildings is an industry that today has equipment on rent or available for rent in the United States with an aggregate original cost in excess of $4.0 billion. Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms are engaged in the rental of modulars, have many offices throughout the country and may have substantially greater financial resources than MMMC. Several hundred other companies are estimated to operate regionally throughout the country. MMMC operates primarily in California, Texas and, beginning in 2004, in Florida. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. MMMC markets high quality, well-constructed and attractive modulars. The Company believes that part of the strategy for modulars should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. MMMC is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely maintenance of its units. MMMC’s efficiency and responsiveness continues to improve as procedures, processes and computer systems that control its internal operations are enhanced. The Company anticipates strong competition in the future and believes its process of improving its products and services is ongoing.

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

During 2004, Enviroplex’s largest sale was for $2.4 million of new classrooms to a school district. This sale represented 26% of Enviroplex’s sales, 4% of the Company’s consolidated sales and 1% of the Company’s consolidated revenues. All of Enviroplex’s sales occur in California, with most sales occurring directly with California public school districts.

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

Classroom Rentals and Sales to Public Schools (K-12)

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2004	2003	2002	2001	2000
Modular Rental Revenues (MMMC)	52%	49%	49%	49%	47%
Modular Sales Revenues (MMMC & Enviroplex)	72%	50%	54%	54%	61%
Consolidated Rental and Sales Revenues[1]	36%	41%	40%	34%	35%

1    Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Historically, the Company has benefited from the passage of facility bond measures and believes these are essential to its business. Looking forward, the Company believes that any interruption in the passage of these types of facility bonds, contraction or elimination of class size reduction programs, a lack of fiscal funding, or a significant reduction of funding to public schools may have a material adverse effect on both rental and sales revenues of the Company.

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the DSA. However, school districts may rent classrooms that meet either the Department of Housing (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems.

Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. At December 31, 2004, the net book value of DOH classrooms represented less than 2.2% of the net book value of the Company’s modular rental equipment and 1.2% of the total assets of the Company, and the utilization of these DOH classrooms was 86.4%.

In 2002, Florida passed a state constitutional amendment setting limits for the maximum allowable number of students in a class for pre-kindergarten through grade twelve. The class size reduction program is scheduled for implementation through the year 2010.

ELECTRONIC TEST AND MEASUREMENT INSTRUMENTS

Description

TRS-RenTelco’s general-purpose rental inventory includes oscilloscopes, amplifiers, spectrum, network and logic analyzers, CATV, component measurement, industrial, signal source, microprocessor development and power source test equipment. The communications and fiber optics inventory includes fiber, telecom, SONET, ATM, broadcast, copper, line simulator, microwave, network and transmission test equipment. The majority of the general-purpose inventory is manufactured by Agilent Technologies and Tektronix and the communications test equipment inventory includes equipment from over 50 different manufacturers. TRS-RenTelco also rents electronic instruments from other rental companies and re-rents the instruments to customers.

Beginning in the latter half of 2001, the electronics test equipment rental industry experienced a significant downturn in business activity levels resulting from weakness in the telecommunications industry due to overcapacity and a general economic slowdown. Although both general-purpose and communications test equipment sectors were affected, the impact to TRS-RenTelco’s communications test equipment business levels was significant. As a result, during the first six months of 2002, TRS-RenTelco recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for its rental products coupled with high inventory levels, especially in communications test equipment. Beginning in late 2003 and continuing through 2004 the general-purpose test equipment markets, and to a lesser extent, communications test equipment markets, showed signs of increasing business activity levels. However, continuing recovery of these test equipment sectors either in terms of timing, trend or completeness is uncertain. Although the Company anticipates increasing business levels as these technology driven markets recover, there can be no assurance as to a recovery occurring, or to the effect of such recovery on TRS-RenTelco’s results.

Market

The business of renting electronic test and measurement instruments is a market which today has equipment on rent or available for rent in the United States with an aggregate original cost in excess of a half billion dollars. While there is a broad customer base for the rental of such instruments, most rentals are to electronics, communications, aerospace, defense, network systems, electrical contractor, installer contractor, industrial, and research companies.

TRS-RenTelco markets its electronic test equipment throughout the United States and Canada. TRS-RenTelco attracts customers through its outside sales force, website at www.TRS-RenTelco.com, an extensive telemarketing program, trade show participation and direct mail campaigns.

The Company believes that customers rent electronic test and measurement instruments for many reasons. Customers frequently need equipment for short-term projects, to evaluate new products, and for backup to avoid costly downtime. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. The Company also believes that a substantial portion of electronic test and measurement instruments are used for research and development projects where the relative certainty of rental costs can facilitate cost control and be useful in bidding for government contracts. Finally, renting rather than purchasing may better satisfy the customer’s budgetary constraints.

Competition

The U.S. and Canadian test equipment rental markets consist primarily of three major rental companies, which include TRS-RenTelco, and a number of smaller rental companies that makes for a very competitive market environment. TRS-RenTelco competes with these other test equipment rental companies on the basis of product availability, price, service and reliability.

Rentals

TRS-RenTelco rents electronic test equipment typically for rental periods of from one to six months, although there can be rental terms up to a year or greater in some instances. Monthly rental rates range from approximately 3% to 10% of the current manufacturers’ list price. TRS-RenTelco depreciates its equipment over 2 to 8 years with no residual value.

At December 31, 2004, TRS-RenTelco had an aggregate cost of electronics rental inventory and accessories of $149.4 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 61.6 % as of December 31, 2004 and averaged 61.7% during the year. Generally, TRS-RenTelco targets utilization levels in a range between 60 and 65%. There can be no assurance that in the future that TRS-RenTelco’s utilization will fall within the target range.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. TRS-RenTelco attempts to maintain an inventory with the majority of equipment less than five years old. In 2004, approximately 35% of the electronics revenues were derived from sales. The largest electronics sale during 2004 represented 11% of electronics sales and less than 4% of the Company’s consolidated sales and less than 1% of consolidated revenues.

TERMINATED MERGER AGREEMENT

On July 1, 2002, McGrath RentCorp exercised its right to terminate a merger agreement, dated as of December 20, 2001, between McGrath RentCorp and Tyco Acquisition Corp. 33 (“Tyco”), a subsidiary of Tyco International Ltd. During 2001 and 2002, the Company incurred merger related expenses of $1.9 million and $0.6 million, respectively. In August 2002, Tyco paid $1.25 million to McGrath RentCorp as reimbursement of certain costs and expenses incurred in connection with the proposed merger. In connection with the payment, McGrath RentCorp and Tyco agreed that neither of them will have any claims against the other or their affiliates in connection with the merger agreement.

ACQUISITION

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. (“CIT”) in order to facilitate the growth of the electronics business. Based in Grapevine, Texas (Dallas Area), TRS was similar to the Company’s existing electronics business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004, for cash consideration of $120.2 million, including expenses of $0.6 million. The Company financed the acquisition from a revolving line of credit facility with its banks and $60 million in fixed-rate senior notes. Since June 2, 2004, TRS’ results have been included in the 2004 Consolidated Statement of Income, and since that date, the combined electronics business has operated under the name TRS-RenTelco.

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2004	2003	2002	2001	2000
Relocatable Modular Buildings (operating under MMMC and Enviroplex)
Revenues
Rental	$71,460	$63,948	$66,214	$63,542	$56,779
Rental Related Services	22,142	16,203	16,936	17,117	16,462

Total Modular Rental Operations	93,602	80,151	83,150	80,659	73,241

Sales—MMMC	27,617	18,478	20,124	15,758	23,831
Sales—Enviroplex	9,254	11,007	12,488	14,993	16,992

Total Modular Sales	36,871	29,485	32,612	30,751	40,823

Other	444	495	678	644	423

Total Modular Revenues	$130,917	$110,131	$116,440	$112,054	$114,487

Percentage of Rental Revenues	59.4%	83.4%	80.8%	63.1%	59.8%
Percentage of Total Revenues	64.6%	84.1%	80.3%	70.3%	69.7%
Rental Equipment, at cost (year-end)	$339,537	$304,905	$285,901	$281,203	$261,081
Rental Equipment, net book value (year-end)	$245,924	$215,589	$200,593	$197,764	$187,059
Number of Units (year-end)	21,566	19,713	18,707	18,554	17,555
Utilization (year-end)[1]	86.1%	84.6%	85.2%	86.2%	84.9%
Average Utilization[1]	85.6%	84.2%	85.9%	85.4%	82.3%
Average Rental Equipment, at cost[2]	$303,294	$283,297	$274,912	$260,760	$238,408
Annual Yield on Average Rental Equipment, at cost	23.6%	22.6%	24.1%	24.4%	23.8%
Gross Margin on Rental Revenues	63.0%	63.0%	65.3%	55.2%	50.2%
Gross Margin on Sales	23.3%	28.2%	27.3%	30.9%	28.0%

Electronic Test and Measurement Instruments (operating under TRS-RenTelco)
Revenues
Rental	$48,898	$12,730	$15,777	$37,180	$38,152
Rental Related Services	1,765	543	561	710	723

Total Electronics Rental Operations	50,663	13,273	16,338	37,890	38,875
Sales	20,291	7,260	9,645	8,784	10,201
Other	649	307	508	666	595

Total Electronics Revenues	$71,603	$20,840	$26,491	$47,340	$49,671

Percentage of Rental Revenues	40.6%	16.6%	19.2%	36.9%	40.2%
Percentage of Total Revenues	35.4%	15.9%	18.3%	29.7%	30.3%
Rental Equipment, at cost (year-end)	$149,437	$34,448	$39,786	$95,419	$92,404
Rental Equipment, net book value (year-end)	$111,864	$16,457	$21,306	$57,758	$60,343
Utilization (year-end)[1]	61.6%	45.2%	41.6%	34.4%	63.5%
Average Utilization[1]	61.7%	45.3%	38.2%	50.4%	61.4%
Average Rental Equipment, at cost[3]	$93,387	$36,798	$58,550	$97,222	$81,827
Annual Yield on Average Rental Equipment, at cost	52.4%	34.6%	26.9%	38.2%	46.6%
Gross Margin on Rental Revenues[4]	38.7%	39.5%	(120.3)%	56.6%	63.8%
Gross Margin on Sales	26.8%	34.7%	29.1%	32.7%	32.6%
Total Revenues[5]	$202,520	$130,971	$145,086	$159,394	$164,158
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average costs for the year.
2	Average rental equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	Average rental equipment, at cost, for electronics excludes accessory equipment.
4	In 2002, TRS-RenTelco’s Average Rental Equipment, at cost, and Gross Profit on Rental Revenues were significantly impacted by impairment charges of $24.1 million recorded in the first half of 2002.
5	In 2002, in addition to the revenues from modulars and electronics products, 1.4% of Total Revenues resulted from a $1.25 million nonrecurring reimbursement of merger related costs and expenses and $0.9 million gain on land sales not allocated to the specific products.

ITEM 2.	PROPERTIES.

The Company currently conducts its operations from seven locations. Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston Area). The three inventory centers conduct rental and sales operations from multi-modular buildings, serving as working models of the Company’s product. The Company also has a modular sales office in Celebration, Florida (Orlando Area). Electronic test and measurement instrument rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area). The Company’s majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay Area).

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2004. The Company owns all properties, except as noted in footnote 4 of the Facilities table below.

Facilities
		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	18,240	7,920	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California[1,2]	137.2	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Celebration, Florida[4]	—	386	—	386
Electronic Test and Measurement Instruments
Grapevine, Texas[4]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[4]	—	12,500	—	12,500
Enviroplex
Stockton, California[4]	16.9	5,825	120,080	125,905

	285.2	129,756	333,548	463,304

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is rented out to a third party through March 2008, 2.2 acres are rented to a third party through October 2005 and 33.3 acres are undeveloped.
3	Of the 28,337 square feet of office space, 19,152 square feet are rented to a third party through February 2006.
4	This facility is a leased facility. Within Enviroplex, 6 acres of the 16.9 acres are leased and includes 2,460 square feet of office space and 18,030 square feet of warehouse space.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company’s common stock is traded in the NASDAQ National Market System under the symbol “MGRC”.

On February 15, 2005 the Company’s Board of Directors approved a 2-for-1 stock split. All share and per share information in the 2004 Form 10-K reflects this stock split, unless otherwise noted.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2004				2003
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$23.00	$19.25	$18.53	$15.84	$14.95	$14.45	$14.00	$12.10
Low	$18.26	$14.62	$14.75	$13.60	$13.50	$12.90	$10.97	$10.75
Close	$21.81	$18.28	$18.48	$15.25	$13.63	$14.00	$13.37	$11.30
Dividends Declared	$0.11	$0.11	$0.11	$0.11	$0.10	$0.10	$0.10	$0.10

As of March 10, 2005, the Company’s common stock was held by approximately 82 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2004 and 2003 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2004 and should be read in conjunction with the detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data
(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002	2001	2000
Operations Data
Revenues
Rental	$120,358	$76,678	$81,991	$100,722	$94,931
Rental Related Services	23,907	16,746	17,497	17,827	17,185

Rental Operations	144,265	93,424	99,488	118,549	112,116
Sales	57,162	36,745	42,257	39,535	51,024
Other	1,093	802	3,341	1,310	1,018

Total Revenues	202,520	130,971	145,086	159,394	164,158

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	32,426	12,745	15,792	27,270	23,850
Rental Related Services	15,172	10,356	9,497	10,654	9,304
Impairment of Rental Equipment	—	—	24,083	—	1,927
Other	24,007	18,623	17,839	17,298	16,323

Total Direct Costs of Rental Operations	71,605	41,724	67,211	55,222	51,404
Cost of Sales	43,134	25,913	30,541	27,172	36,256

Total Costs	114,739	67,637	97,752	82,394	87,660

Gross Profit	87,781	63,334	47,334	77,000	76,498
Selling and Administrative	33,705	22,626	22,099	24,955	19,982

Income from Operations	54,076	40,708	25,235	52,045	56,516
Interest	5,188	2,668	3,982	7,078	8,840

Income before Provision for Income Taxes	48,888	38,040	21,253	44,967	47,676
Provision for Income Taxes	18,843	15,178	8,459	17,807	19,762

Income before Minority Interest	30,045	22,862	12,794	27,160	27,914
Minority Interest in Income of Subsidiary	48	170	161	482	670

Net Income	$29,997	$22,692	$12,633	$26,678	$27,244

Earnings Per Share:
Basic	$1.23	$0.94	$0.51	$1.09	$1.10
Diluted	$1.21	$0.93	$0.50	$1.07	$1.10
Shares Used in Per Share Calculations:
Basic	24,344	24,250	24,937	24,464	24,658
Diluted	24,804	24,517	25,237	24,990	24,856
Cash Dividends Declared Per Common Share	$0.44	$0.40	$0.35	$0.32	$0.28

Balance Sheet Data (at period end)
Rental Equipment, at cost	$488,974	$339,353	$325,687	$376,622	$353,485
Rental Equipment, net	$357,788	$232,046	$221,899	$255,522	$247,402
Total Assets	$474,280	$323,858	$313,134	$354,884	$357,246
Notes Payable	$151,888	$47,266	$55,523	$104,140	$126,876
Shareholders’ Equity	$166,888	$143,978	$139,019	$131,595	$108,958
Shares Issued and Outstanding	24,543	24,244	24,979	24,670	24,251

Book Value Per Share	$6.80	$5.94	$5.57	$5.34	$4.50
Debt (Total Liabilities) to Equity	1.84	1.25	1.25	1.70	2.28
Debt (Notes Payable) to Equity	0.91	0.33	0.40	0.79	1.16
Return on Average Equity	19.5%	16.5%	9.5%	22.0%	26.7%
Cash Dividends Declared Per Common Share	$0.44	$0.40	$0.35	$0.32	$0.28

The following table reconciles net income to EBITDA as defined by the Company. The Company presents EBITDA as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, uses this measure in evaluating the performance of the business. EBITDA is also used to limit the maximum debt levels allowed under the existing loan agreements and to determine the interest rate charged the Company on its outstanding amounts under the $130.0 million revolving line of credit. (See “Item 7.—Management’s Discussion of Analysis of Financial Condition and Results of Operations” below). EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similar titled measure presented by other companies.

Reconciliation of Net Income to EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2004	2003	2002	2001	2000
Net Income	$29,997	$22,692	$12,633	$26,678	$27,244
Minority Interest in Income of Subsidiary	48	170	161	482	670
Provision for Income Taxes	18,843	15,178	8,459	17,807	19,762
Interest	5,188	2,668	3,982	7,078	8,840

Income from Operations	54,076	40,708	25,235	52,045	56,516
Depreciation and Amortization	34,501	14,692	17,872	29,632	25,716
Noncash Compensation	57	112	37	551	454
Noncash Impairment of Rental Equipment	—	—	24,083	—	1,927

EBITDA[1]	$88,634	$55,512	$67,227	$82,228	$84,613

EBITDA Margin[2]	44%	42%	46%	52%	52%

Funded Debt to EBITDA[3]	1.71	0.85	0.83	1.27	1.50
1	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, noncash compensation and noncash impairment charges.
2	EBITDA margin is calculated as EBITDA divided by total revenues.
3	Funded debt to EBITDA is the ratio of notes payable as of yearend compared to EBITDA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the preamble to Part I,”Forward Looking Statements” and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” (formerly named RenTelco) its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In 2004, MMMC, TRS-RenTelco and Enviroplex contributed 77%, 22% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 89%, 9% and 2% for 2003. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test and measurement instruments on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate quarter to quarter and year to year depending on customer demands and requirements. Generally, rents recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a high percentage of its capitalized cost.

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and noncash compensation and impairment charges. In addition, several of the loan convenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, a reconciliation of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principals generally accepted in the United States (For more information, see “Item 6. Selected Financial Data” above.)

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California are currently experiencing, or are expected to experience in the near term, a significant reduction of funding from the state associated with the state’s general reductions in its budget. As a result of the reduced funding, lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of the reduced or expected reduction in funding of public schools in the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to California Public Schools (K-12)” above.)

Revenues of TRS-RenTelco are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies primarily in the electronics, communications, aerospace and defense industries. Electronics revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 71% of consolidated revenues in 2004 and 70% for the three years ended December 31, 2004. Over the past three years, modulars comprised 76% and electronics comprised 24% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of both modular and electronic test equipment have comprised approximately 28% of the Company’s consolidated revenues in 2004 and over the last three years. During these three years, modulars comprised 71%, electronics represented 27%, and items not allocated to these product segments represented 2% of sales and other revenues. The Company’s cost of sales include the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 36%, 41% and 40% of the Company’s consolidated rental and sales revenues for 2004, 2003 and 2002, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

On June 2, 2004, the Company completed the acquisition of substantially all the assets of TRS, a division of CIT Group Inc., for $120.2 million, of which $107.6 million was allocated to rental equipment. TRS, based in Grapevine, Texas (Dallas Area), was similar to the Company’s existing short-term electronics rental and sale business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. Since June 2, 2004, the electronics business operated under the name TRS-RenTelco and since that date, TRS’ results have been included in the 2004 consolidated statement of income. In June 2004, rental revenues for TRS-RenTelco were $6.2 million, with TRS contributing $5.1 million compared to RenTelco’s $1.1 million. During the third quarter of 2004, RenTelco’s rental inventory and operations were consolidated into TRS’ Grapevine, Texas (Dallas Area) facility. From June 2, 2004 through December 31, 2004, the TRS acquisition has contributed approximately

•	$35.7 million, or 30%, of consolidated rental revenues,

•	$50.3 million, or 25%, of consolidated total revenues,

•	$16.3 million, or 19%, of consolidated gross margin, and

•	$5.9 million, or 12%, of consolidated pretax income.

In early 2004, MMMC launched modular operations in the state of Florida. The Company believes that there are many similar dynamics between the Florida and California school markets including student population growth, class size reduction programs and state budgetary constraints. While we believe that the Florida initiative leverages our educational rental expertise, we do not expect meaningful revenues and earnings in the Florida classroom market during 2005.

In 2002, the Company’s TRS-RenTelco segment recorded noncash impairment charges of $24.1 million resulting from the depressed and low projected demand for TRS-RenTelco’s rental products coupled with high inventory levels, especially communications equipment. TRS-RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. Beginning in late 2003 and continuing through 2004 the general-purpose test equipment markets, and to a lesser extent, communications test equipment markets, showed signs of increasing business activity levels. However, continuing recovery of these test equipment sectors either in terms of timing, trend or completeness is uncertain. Although the Company anticipates increasing business levels as these technology driven markets recover, there can be no assurance as to the effect of such recovery on TRS-RenTelco’s results. If business levels were to decline, the Company is subject to the risk that equipment may become impaired which would adversely impact the Company’s future reported results. The Company will continue to sell rental equipment determined to be in excess of the required levels to meet projected customer rental demand. There can be no assurance that the Company will be successful in these efforts.

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2004– 2002	Year Ended December 31,			2004 over 2003	2003 over 2002
		2004	2003	2002
Revenues
Rental	58%	59%	59%	57%	57%	(6)%
Rental Related Services	12	12	13	12	43	(4)

Rental Operations	70	71	72	69	54	(6)
Sales	28	28	28	29	56	(13)
Other	2	1	nm	2	36	(76)

Total Revenues	100%	100%	100%	100%	55%	(10)%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	13	16	10	11	154	(19)
Rental Related Services	7	7	8	7	47	9
Impairment of Rental Equipment	5	0	0	17	0	(100)
Other	13	12	14	11	29	4

Total Direct Costs of Rental Operations	38	35	32	46	72	(38)
Cost of Sales	21	22	20	21	66	(15)

Total Costs	59	57	52	67	70	(31)

Gross Profit	41	43	48	33	39	34
Selling and Administrative	16	16	17	16	49	2

Income from Operations	25	27	31	17	33	61
Interest	2	3	2	2	94	(33)

Income before Provision for Income Taxes	23	24	29	15	29	79
Provision for Income Taxes	9	9	12	6	24	79

Income before Minority Interest	14	15	17	9	31	79
Minority Interest in Income of Subsidiary	nm	nm	nm	nm	(72)	6

Net Income	14%	15%	17%	9%	32%	80%

nm = not meaningful

Twelve Months Ended December 31, 2004 Compared to

Twelve Months Ended December 31, 2003

Overview

Consolidated revenues in 2004 increased $71.5 million, or 55%, to $202.5 million from $131.0 million in 2003. Consolidated net income in 2004 increased $7.3 million, or 32%, to $30.0 million, or $1.21 per diluted share, from $22.7 million, or $0.93 per diluted share, in 2003. The Company’s improved year over year revenues and net income resulted primarily from the acquired TRS assets and operations, increased contribution from MMMC rental operations resulting from continued education market demand for classroom product, and a $9.3 million sale of classroom product to a California school district.

For 2004, on a consolidated basis,

•	Gross profit increased $24.5 million, or 39%, to $87.8 million from $63.3 million in 2003, with 73% of the increase attributable to TRS-RenTelco.

•	Selling and administrative expenses increased $11.1 million, or 49% to $33.7 million from $22.6 million in 2003, with 85% of the increase attributable to TRS-RenTelco and included the added personnel and benefit costs of the acquired TRS operation and $0.9 million in severance costs related to the consolidation of the Company’s electronics business into the acquired TRS facility.

•	Interest expense increased $2.5 million, or 94%, to $5.2 million from $2.7 million in 2003 primarily due to the higher average debt levels in 2004 to fund the TRS acquisition and a $0.6 million fee associated with the April 2004 prepayment of the Company’s remaining $16.0 million 6.44% senior notes.

•	Pretax income contribution by MMMC was 77% and by TRS-RenTelco was 22% compared to 88% and 9%, respectfully, for 2003. These results are discussed on a segmental basis below.

•	Provision for income taxes was based on a lower effective tax rate of 38.5% as compared with 39.9% in 2003 due to higher business levels outside of California in states with lower tax rates resulting from the TRS acquisition, increasing net income by $0.7 million or $0.05 per diluted share. Looking forward, the Company estimates an effective tax rate of 39.2% in 2005 given expected business levels in states with lower rates. However, there can be no assurance that such expected business levels will be achieved, which would cause the Company’s effective tax rate to change.

•	EBITDA increased $33.1 million, or 60%, to $88.6 million compared to $55.5 million in 2003 resulting primarily from improved earnings and higher depreciation expense associated with the acquired TRS rental assets.

MMMC

For 2004, MMMC’s total revenues increased $22.6 million, or 23%, to $121.7 million from $99.1 million in 2003 due to higher rental and rental related services revenues primarily from the continued educational market demand for classrooms and a $9.3 million sale of classroom product to a California school district. The significant increase in revenues led to an increase in pretax income of $4.4 million, or 13%, to $37.8 million from $33.4 million in 2003.

The following table summarizes year to year results for each revenue and gross profit category, pretax income, and other selected data.

MMMC Segment—2004 compared to 2003
(dollar amounts in thousands)	Twelve Months		12/31/04 over 12/31/03
	12/31/2004	12/31/2003	$	%
Revenues
Rental Revenues	$71,460	$63,948	$7,512	12%
Rental Related Services	22,142	16,203	5,939	37%

Rental Operations	93,602	80,151	13,451	17%
Sales	27,617	18,478	9,139	49%
Other	444	495	(51)	-10%

Total Revenues	121,663	99,124	22,539	23%

Gross Profit
Rental Revenues	45,002	40,283	4,719	12%
Rental Related Services	7,751	6,169	1,582	26%

Rental Operations	52,753	46,452	6,301	14%
Sales	6,615	5,058	1,557	31%
Other	444	495	(51)	-10%

Total Gross Profit	59,812	52,005	7,807	15%

Pretax Income	$37,850	$33,357	$4,493	13%

Other Information
Average Rental Equipment[1]	$303,294	$283,297	$19,997	7%
Average Rental Equipment on Rent[1]	$259,598	$238,588	$21,010	9%
Average Monthly Total Yield[2]	2.0%	1.9%		4%
Average Utilization[3]	85.6%	84.2%		2%
Average Monthly Rental Rate[4]	2.3%	2.2%		3%
Period End Rental Equipment[1]	$321,203	$290,588	$30,615	11%
Period End Utilization[3]	86.1%	84.6%		2%
1	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for 2004 increased $7.8 million, or 15%, to $59.8 million from $52.0 million in 2003. For selected 2004 information compared to 2003,

•	Gross Profit on Rents—Rental revenues increased $7.5 million, or 12%, compared to 2003 due to the continued education market demand for classroom product. The rental revenue increase resulted from a 7% increase in average rental equipment primarily to support the classroom demand and a 4% higher average total yield from improved utilization and rental rates. As a percentage of rents, depreciation and other direct costs of rental operations remained consistent with 2003 at 12% and 25%, respectively, resulting in a consistent gross margin percentage of 63% in both periods. The higher rental revenues resulted in rental gross profit increasing $4.7 million, or 12%, to $45.0 million from $40.3 million in 2003.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $5.9 million, or 37%, compared to 2003 primarily due to the ongoing demand for classroom product. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2004 as compared to 2003. Higher revenues combined with a gross margin percentage decline to 35% from 38% in 2003, resulted in rental related services gross profit increasing $1.6 million, or 26%, to $7.8 million from $6.2 million in 2003.

•	Gross Profit on Sales—Sales revenues increased $9.1 million, or 49%, compared to 2003 primarily as a result of a $9.3 million sale project to provide classroom product and site related improvements to a California school district. The Company views the sales volume of this single $9.3 million sale project as unique and does not expect sales projects of this magnitude to occur on a regular basis. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume was offset by a lower gross margin percentage of 24% from the higher mix of new equipment sold in 2004, compared to 27% in 2003, and resulted in sales gross profit increasing $1.6 million, or 31%, to $6.6 million from $5.1 million in 2003.

For 2004, selling and administrative expenses increased $1.9 million, or 12%, to $18.0 million from $16.1 million in 2003 primarily due to higher personnel and benefit costs and represented 25% of rental revenues, consistent with 2003. Allocated interest expense increased $1.4 million, or 58%, to $3.9 million from $2.5 million in 2003 primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

For 2004, TRS-RenTelco’s total revenues increased $50.8 million, or 244%, to $71.6 million due to the contribution of the acquired TRS assets and operations. The significant increase in revenues resulted in a pretax income increase of $7.4 million, or 226%, to $10.7 million from $3.3 million in 2003.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco Segment—2004 compared to 2003
(dollar amounts in thousands)	Twelve Months		12/31/04 over 12/31/03
	12/31/2004	12/31/2003	$	%
Revenues
Rental Revenues	$48,898	$12,730	$36,168	284%
Rental Related Services	1,765	543	1,222	225%
Rental Operations	50,663	13,273	37,390	282%

Sales	20,291	7,260	13,031	179%
Other	649	307	342	111%

Total Revenues	$71,603	$20,840	$50,763	244%

Gross Profit
Rental Revenues	$18,923	$5,027	$13,896	276%
Rental Related Services	984	221	763	345%

Rental Operations	19,907	5,248	14,659	279%
Sales	5,430	2,518	2,912	116%
Other	649	307	342	111%

Total Gross Profit	$25,986	$8,073	$17,913	222%

Pretax Income	$10,718	$3,290	$7,428	226%

Other Information
Average Rental Equipment[1]	$93,387	$36,798	$56,589	154%
Average Rental Equipment on Rent[1]	$57,608	$16,682	$40,926	245%
Average Monthly Total Yield[2]	4.4%	2.9%		51%
Average Utilization[3]	61.7%	45.3%		36%
Average Monthly Rental Rate[4]	7.1%	6.4%		11%

Period End Rental Equipment[1]	$148,014	$34,091	$113,923	334%
Period End Utilization[3]	61.6%	45.2%		36%

1	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2004 increased $17.9 million, or 222%, to $26.0 million from $8.1 million in 2003. For selected 2004 information compared to 2003,

•	Gross Profit on Rents—Rental revenues increased $36.2 million, or 284% compared to 2003 primarily due to the impact of the rental revenues associated with the $107.6 million of acquired TRS rental assets on June 2, 2004. Depreciation expense increased $18.7 million, or 348%, due to the acquired TRS rental assets and represented 49% of rental revenues compared to 42% in 2003. Other direct costs of rental operations increased $3.6 million, or 154%, due to increased costs related to the acquired TRS operations and represented 12% of rental revenues compared to 18% in 2003. Higher rental revenues combined with a slightly lower gross margin percentage, 39% in 2004 compared to 40% in 2003, resulted in rental gross profit increasing $13.9 million, or 276%, to $18.9 million from $5.0 million in 2003.

•	Gross Profit on Sales—Sales revenues increased $13.0 million, or 179%, compared to 2003 primarily as a result of the acquired TRS operations. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume was offset by a lower gross margin percentage of 27% from selling recently acquired fair-valued TRS equipment which approximated market value, compared to 35% in 2003, and resulted in sales gross profit increasing $2.9 million, or 116%, to $5.4 million from $2.5 million in 2003.

For 2004, selling and administrative expenses increased $9.4 million, or 212%, to $13.8 million from $4.4 million in 2003 primarily due to the higher personnel and benefit costs of the acquired TRS operation and $0.9 million in severance costs related to the consolidation of the Company’s electronics business into the acquired TRS facility. Selling and administrative expenses as a percentage of rental revenues was 28% compared to 35% in 2003. Allocated interest expense increased $1.1 million, or 312%, to $1.4 million from $0.3 million in 2003 as a result of the higher debt levels of the Company.

Twelve Months Ended December 31, 2003 Compared to

Twelve Months Ended December 31, 2002

Overview

Consolidated revenues in 2003 decreased $14.1 million, or 10%, to $131.0 million from $145.1 million in 2002 primarily resulting from the affect on TRS-RenTelco’s revenue levels of the severe and prolonged broad-based weakness in the telecommunications industry, the impact of customer project delays, lower rental rates and higher equipment returns on MMMC’s rental revenues, reduced sales volumes of MMMC and reduced other revenues related to a reimbursement of merger expenses and gain on land sales that did not occur in 2003.

Consolidated net income in 2003 increased $10.1 million, or 80%, to $22.7 million from $12.6 million in 2002 primarily due to the 2002 noncash impairment charges related to TRS-RenTelco’s electronics equipment write-downs, net of depreciation expense that did not occur in 2003, of $20.6 million, which reduced net income by $12.4 million, or $0.49 per diluted share.

For comparability, excluding impairment charges, merger-related items, gain on land sales and depreciation impact of the electronics equipment write-downs, net income and earnings per share would have declined from $24.1 million, or $0.96 per diluted share in 2002 to $22.7 million, or $0.93 per diluted share in 2003, with fewer shares outstanding in 2003. The Company provides these measurements to provide a consistent basis for comparison between years without the effect of one-time events. The following table reconciles U.S. GAAP net income and diluted EPS to adjusted net income and adjusted diluted EPS, as reported, for the year ended December 31, 2002:

(dollar and share amounts in thousands, except per share data)	Net Income	EPS (Diluted)
U.S. GAAP, as reported	$12,600	$0.50
Impairment Charges	14,500	0.58
Lower Depreciation Expense on Impaired Equipment	(2,100)	(0.09)
Gain on Land Sale	(500)	(0.02)
Merger Related Items	(400)	(0.01)

Adjusted Net Income, as reported	$24,100	$0.96

For 2003, on a consolidated basis,

•	Gross profit increased $16.0 million, or 34%, to $63.3 million from $47.3 million in 2002, primarily as a result of the 2002 noncash impairment charges related to TRS-RenTelco’s electronics equipment write-downs, net of depreciation expense that did not occur in 2003 of $20.6 million offset by a decline in gross profit by MMMC of $5.6 million primarily associated with rental operations.

•	Selling and administrative expenses increased $0.5 million, or 2% to $22.6 million from $22.1 million in 2002 due to higher personnel and benefit costs of $1.7 million and higher professional fees of $0.5 million offset by lower bad debt expense of $0.9 million and $0.6 million of merger related costs in 2002 that did not recur in 2003.

•	Interest expense decreased $1.3 million, or 33%, to $2.7 million from $4.0 million in 2002 as a result of 31% lower debt levels and a 1% lower average interest rate.

•	Pretax income contribution by MMMC was 88% and by TRS-RenTelco was 9% compared to 2002 when MMMC’s pretax income of $40.4 million was offset by TRS-RenTelco’s pretax loss of $22.0 million. These results are discussed on a segmental basis below.

•	Provision for income taxes was based on a slightly higher effective tax rate of 39.9% as compared with 39.8% in 2002.

•	EBITDA decreased $11.7 million, or 21%, to $55.5 million compared to $67.2 million in 2002. In 2002, EBITDA included noncash impairment charges related to TRS-RenTelco’s electronics equipment write-down of $24.1 million.

MMMC

For 2003, MMMC’s total revenues decreased $4.9 million, or 5%, to $99.1 million from $104.0 million in 2002 due to lower rental revenues from the impact of unexpected project delays by customers, lower average rental rates and an increased number of equipment returns during 2003, and reduced sales volume from fewer significant sales. The decrease in revenues and related gross profit resulted in a decline in pretax income of $7.0 million, or 17%, to $33.4 million from $40.4 million in 2002.

The following table summarizes year to year results for each revenue and gross profit category, pretax income, and other selected data.

MMMC Segment—2003 compared to 2002
(dollar amounts in thousands)	Twelve Months		12/31/03 over 12/31/02
	12/31/2003	12/31/2002	$	%
Revenues
Rental Revenues	$63,948	$66,214	$(2,266)	-3%
Rental Related Services	16,203	16,936	(733)	-4%

Rental Operations	80,151	83,150	(2,999)	-4%
Sales	18,478	20,124	(1,646)	-8%
Other	495	678	(183)	-27%

Total Revenues	$99,124	$103,952	$(4,828)	-5%

Gross Profit
Rental Revenues	$40,283	$43,253	$(2,970)	-7%
Rental Related Services	6,169	7,756	(1,587)	-20%

Rental Operations	46,452	51,009	(4,557)	-9%
Sales	5,058	5,940	(882)	-15%
Other	495	678	(183)	-27%

Total Gross Profit	$52,005	$57,627	$(5,622)	-10%

Pretax Income	$33,357	$40,412	$(7,055)	-17%

Other Information
Average Rental Equipment[1]	$283,297	$274,912	$8,385	3%
Average Rental Equipment on Rent[1]	$238,588	$236,125	$2,463	1%
Average Monthly Total Yield[2]	1.9%	2.0%		-6%
Average Utilization[3]	84.2%	85.9%		-2%
Average Monthly Rental Rate[4]	2.2%	2.3%		-4%

Period End Rental Equipment[1]	$290,588	$278,274	$12,314	4%
Period End Utilization[3]	84.6%	85.2%		-1%
1	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for 2003 decreased $5.6 million, or 10%, to $52.0 million from $57.6 million in 2003. For selected 2003 information compared to 2002,

•	Gross Profit on Rents—Rental revenues declined $2.3 million, or 3%, compared to 2002 due to unexpected project delays by customers, lower average rental rates and an increased number of equipment returns during 2003. As a result of lower average rental and utilization rates, total yield declined 6%. As a percentage of rents, depreciation increased to 12% from 11% in 2002 and other direct costs of rental operations increased to 25% from 24% in 2002 resulting in gross margin percentage declining to 63% from 65% in 2002. The combination of lower rental revenues with lower gross margin percentage resulted in rental gross profit decreasing $3.0 million, or 7%, to $40.3 million from $43.3 million in 2002.

•

Gross Profit on Rental Related Services—Rental related services revenues decreased $0.7 million, or 4%, compared to 2002. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2003 as compared to 2002. Higher revenues were combined with a gross margin percentage decline to 38% from 46% in 2002, resulted in rental related services gross profit decreasing $1.6 million, or 20%, to $6.2 million from $7.8 million in 2002.

•	Gross Profit on Sales—Sales revenues decreased $1.6 million, or 8%, compared to 2002 primarily due to fewer significant sales occurring in 2003 as compared to 2002. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales volume combined with a lower gross margin percentage of 35% compared to 29% in 2002, resulted in sales gross profit decreasing $0.9 million, or 15%, to $5.1 million from $5.9 million in 2002.

For 2003, selling and administrative expenses increased $2.3 million, or 17%, to $16.1 million from $13.8 million in 2002 primarily due to higher personnel and benefit costs and a higher absorption of indirect expenses as a result of MMMC’s higher percentage of revenues relative to TRS-RenTelco’s. Selling and administrative expenses represented 25% of rental revenues compared to 21% in 2002. Allocated interest expense decreased $0.9 million, or 27%, to $2.5 million from $3.4 million in 2002 primarily as a result of lower overall interest expense of the Company offset by MMMC’s increased pro-rata share relative to TRS-RenTelco.

TRS-RenTelco

For 2003, TRS-RenTelco’s total revenues decreased $5.7 million, or 21%, to $20.8 million from $26.5 million in 2002 resulting from the effect of the severe and prolonged broad-based weakness in the telecommunications industry. Although total revenues declined 21% in 2003, TRS-RenTelco had pretax income of $3.3 million as compared to a pretax loss of $22.0 million in 2002. The 2002 pretax loss was directly attributable to rental inventory impairment charges of $24.1 million. There were no rental inventory impairment charges in 2003.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco Segment—2003 compared to 2002
(dollar amounts in thousands)	Twelve Months		12/31/03 over 12/31/02
	12/31/2003	12/31/2002	$	%
Revenues
Rental Revenues	$12,730	$15,777	$(3,047)	-19%
Rental Related Services	543	561	(18)	-3%

Rental Operations	13,273	16,338	(3,065)	-19%
Sales	7,260	9,645	(2,385)	-25%
Other	307	508	(201)	-40%

Total Revenues	$20,840	$26,491	$(5,651)	-21%

Gross Profit
Rental Revenues	$5,027	$(18,976)	$24,003	126%
Rental Related Services	221	244	(23)	-9%

Rental Operations	5,248	(18,732)	23,980	128%
Sales	2,518	2,803	(285)	-10%
Other	307	508	(201)	-40%

Total Gross Profit	$8,073	$(15,421)	$23,494	152%

Pretax Income	$3,290	$(22,025)	$25,315	115%

Other Information
Average Rental Equipment[1]	$36,798	$58,550	$(21,752)	-37%
Average Rental Equipment on Rent[1]	$16,682	$22,357	$(5,675)	-25%
Average Monthly Total Yield[2]	2.9%	2.2%		28%
Average Utilization[3]	45.3%	38.2%		19%
Average Monthly Rental Rate[4]	6.4%	5.9%		8%

Period End Rental Equipment[1]	$34,091	$39,405	$(5,314)	-13%
Period End Utilization[3]	45.2%	41.6%		9%

1	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2003 increased $23.5 million, or 152%, to $8.1 million from a gross loss of $15.4 million in 2002 primarily as a result of the 2002 impairment charges of $24.1 million not occurring in 2003. For selected 2003 information compared to 2002,

•	Gross Profit on Rents—Rental revenues decreased $3.0 million, or 19% compared to 2002 as a result of the affect on the TRS-RenTelco business activity levels of the continued severe and prolonged broad-based weakness in the telecommunications industry. Depreciation expense decreased $3.3 million, or 38%, as compared to 2002 primarily as a result of TRS-RenTelco’s write-downs in 2002, which lowered the monthly depreciation expense on written down rental equipment, offset in part by depreciation related to rental equipment additions during 2003 and represented 42% of rental revenues as compared to 55% in 2002. In 2002, TRS-RenTelco recorded noncash impairment charges of $24.1 million resulting from the low projected demand for TRS-RenTelco’s rental products, coupled with high inventory levels, particularly communications equipment, which did not occur in 2003. Other direct costs of rental operations increased $0.3 million, or 14%, and represented 18% of rents compared to 13% of rents in 2002. As a result of impairment charges of $24.1 million not occurring in 2003, rental gross profit increased $24.0 million to $5.0 million at a gross margin of 39%.

•	Gross Profit on Sales—Sales revenues decreased $2.4 million, or 25%, compared to 2002 due to lower sales of underutilized equipment. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales volume was partially offset by a higher overall sales margin of 35% compared to 29% in 2002, and resulted in sales gross profit declining $0.3 million, or 10%, to $2.5 million from $2.8 million in 2002.

For 2003, selling and administrative expenses decreased $1.6 million, or 26%, to $4.4 million from $6.0 million in 2002 primarily due to the lower personnel and benefit costs and a lower absorption of indirect expenses as a result of TRS-RenTelco’s revenues relative to MMMC’s. Selling and administrative expenses as a percentage of rental revenues was 35% compared to 38% in 2002. Allocated interest expense decreased $0.4 million, or 54%, to $0.3 million from $0.7 million in 2002 as a result of lower overall interest expense of the Company, combined with TRS-RenTelco’s reduced pro-rata share relative to MMMC’s.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2004 as compared to 2003 are summarized as follows:

Cash Flow from Operating Activities:    The Company’s operations provided net cash flow of $62.3 million, an increase of 31%, as compared to $47.6 million in 2003. The $14.7 million increase in net cash provided by operating activities was primarily due to the impact of the TRS acquired assets and operations.

Cash Flow from Investing Activities:    Net cash used in investing activities was $159.8 million for 2004 as compared to $21.7 million in 2003. The $138.1 million increase in net cash used in investing activities was primarily due to the acquisition of TRS for $120.2 million. In addition, for 2004 compared to 2003, rental equipment purchases increased $29.9 million to $65.7 million from $35.8 million in 2003 to support customer demand, and proceeds from the sale of rental equipment occurring in the normal course of business increased $12.6 million to $27.4 million from $15.0 million in 2003.

Cash Flow from Financing Activities:    Net cash provided by financing activities was $97.8 million in 2004, compared to $25.9 million net cash used in 2003. In 2004, net cash provided by financing activities were primarily related to the financing of the TRS acquisition of $120.2 million, and were impacted to a lesser extent by the net proceeds from the exercise of stock options of $3.6 million and the payment of dividends to shareholders of $10.5 million. In conjunction with the financing of the TRS acquisition, the Company renewed and extended its bank lines of credit of $135.0 million, prepaid the remaining $16.0 million of its 6.44% senior notes and completed a private placement of $60.0 million of 5.08% senior notes. In 2003, net cash used by financing activities included the repurchase of common stock of $10.2 million, net proceeds from the exercise of stock options of $2.1 million and the payment of dividends to shareholders of $9.5 million.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from year to year depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from year to year, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings and or conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2004	2003	2002
Cash Provided by Operating Activities	$62,272	$47,584	$50,068	$159,924
Proceeds from the Sale of Rental Equipment	27,422	14,956	18,984	61,362

Cash Available for Purchase of Rental Equipment	89,694	62,540	69,052	221,286
Purchases of Rental Equipment	(65,706)	(35,797)	(17,685)	(119,188)

Cash Available for Other Uses	$23,988	$26,743	$51,367	$102,098

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $1.3 million in 2004, $0.8 million in 2003, and $0.5 million in 2002, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has purchased shares of its common stock from time to time in market transactions (NASDAQ) and/or through privately negotiated, large block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. As of March 10, 2005, 1,000,000 shares pre-split (2,000,000 effective March 25, 2005) remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary

(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2004	2003	2002
Cash Dividends Paid	$10,459	$9,491	$8,468	$28,418
Shares Repurchased	—	929	—	929
Average Price Per Share	$—	$11.04	$—	$11.04
Aggregate Purchase Price	$—	$10,254	$—	$10,254
Total Cash Returned to Shareholders	$10,459	$19,745	$8,468	$38,672

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit. In May 2004, the Company renewed and extended its unsecured line of credit agreement (the “Agreement”), which is $130.0 million and expires June 30, 2007. The Company increased its borrowings under this line by $61.5 million during the year, and at December 31, 2004, the outstanding borrowings under this line were $89.0 million. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at December 31, 2004 was $143.2 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization plus other noncash items plus TRS pro-forma EBITDA as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios relative to EBITDA during specified periods of the Agreement. At December 31, 2004, the Company was in compliance with all covenants related to the Agreement.

In addition to the $130.0 million line of credit, the Company has a $5.0 million committed line of credit facility, related to its cash management services expiring June 30, 2007, of which $2.9 million was outstanding as of December 31, 2004. The Company’s credit facility related to its cash management services, facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At December 31, 2004, the Company had capacity to borrow up to an additional $43.1 million under its existing lines of credit beyond its then existing debt. The Company had total liabilities to equity ratio of 1.84 to 1 and 1.25 to 1 as of December 31, 2004 and 2003, respectively. The debt (notes payable) to equity ratio was 0.91 to 1 and 0.33 to 1 at December 31, 2004 and 2003, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

In April 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes (“Notes”) along with accrued interest of $258,000 and a prepayment fee of $561,000. The total payment of $16.8 million was advanced under the Company’s revolving line of credit at its then current floating interest rate of 2.3%. In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the senior notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $130.0 million unsecured line of credit agreement described above. At December 31, 2004, the Company was in compliance with all covenants related to the Note Agreement.

Contractual Obligations and Commitments

The Company’s material contractual obligations and commitments consist of $135.0 million revolving lines of credit, or the Variable Rate Loans, with its banks expiring in 2007, $60.0 million of 5.08% senior notes, or the Fixed Rate Loan, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2004 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Revolving Lines of Credit	$91,888	$—	$91,888	$—	$—
Senior Notes	73,462	3,048	17,740	27,556	25,118
Operating Leases for Facilities	2,456	734	1,148	574	—

Total Contractual Obligations	$167,806	$3,782	$110,776	$28,130	$25,118

The Company believes that its needs for working capital and capital expenditures through 2005 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 36 for a more detailed presentation of the sources and uses of the Company’s cash.

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

Maintenance and Refurbishment—Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgement is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, 40 and 60-foot sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. Changes in these policies could impact the Company’s financial results.

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

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2004. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2004.

Expected Annual Maturities of Notes Payable as of December 31, 2004
(dollar amounts in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value
Fixed Rate Loan	$—	$12,000	$12,000	$12,000	$12,000	$12,000	$60,000	$60,186
Average Interest Rate	5.08%	5.08%	5.08%	5.08%	5.08%	5.08%	5.08%
Variable Rate Loans	$—	$—	$91,888	$—	$—	$—	$91,888	$91,888
Average Interest Rate	3.42%	3.42%	3.42%	—	—	—	3.42%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Note 2 and Note 9 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2004, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

The Company has no derivative financial instruments that expose the Company to significant market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report filed on Form 10-K. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company maintains a system of internal control that is designed to provide reasonable assurance as to the reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

The Company’s system of internal control over financial reporting is embodied in the Company’s Code of Business Conduct and Ethics. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting are supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business conditions and operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degreed of compliance with the policies and procedures may deteriorate.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

To the Shareholders and Board of Directors of McGrath RentCorp:

We have audited management’s assessment, included in the accompanying Report of Management, that McGrath RentCorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States of America generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that McGrath RentCorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2004 and 2003 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 10, 2005 expresses an unqualified opinion on these statements.

/s/    GRANT THORNTON LLP

San Francisco, California

March 10, 2005

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

To the Shareholders and Board of Directors of McGrath RentCorp:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGrath RentCorp and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Francisco, California

March 10, 2005

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2004	2003
Assets
Cash	$189	$4
Accounts Receivable, net of allowance for doubtful accounts of $900 in 2004 and $650 in 2003	53,846	32,199
Rental Equipment, at cost:
Relocatable Modular Buildings	339,537	304,905
Electronic Test Instruments	149,437	34,448

	488,974	339,353
Less Accumulated Depreciation	(131,186)	(107,307)

Rental Equipment, net	357,788	232,046

Property, Plant and Equipment, net	47,750	47,250
Prepaid Expenses and Other Assets	14,707	12,359

Total Assets	$474,280	$323,858

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$151,888	$47,266
Accounts Payable and Accrued Liabilities	39,460	28,695
Deferred Income	24,377	21,970
Minority Interest in Subsidiary	2,937	2,890
Deferred Income Taxes, net	88,730	79,059

Total Liabilities	307,392	179,880

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—24,543 shares in 2004 and 24,244 shares in 2003	21,586	17,900
Retained Earnings	145,302	126,078

Total Shareholders’ Equity	166,888	143,978

Total Liabilities and Shareholders’ Equity	$474,280	$323,858

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Revenues
Rental	$120,358	$76,678	$81,991
Rental Related Services	23,907	16,746	17,497

Rental Operations	144,265	93,424	99,488
Sales	57,162	36,745	42,257
Other	1,093	802	3,341

Total Revenues	202,520	130,971	145,086

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	32,426	12,745	15,792
Rental Related Services	15,172	10,356	9,497
Impairment of Rental Equipment	—	—	24,083
Other	24,007	18,623	17,839

Total Direct Costs of Rental Operations	71,605	41,724	67,211
Cost of Sales	43,134	25,913	30,541

Total Costs	114,739	67,637	97,752

Gross Profit	87,781	63,334	47,334
Selling and Administrative	33,705	22,626	22,099

Income from Operations	54,076	40,708	25,235
Interest	5,188	2,668	3,982

Income before Provision for Income Taxes	48,888	38,040	21,253
Provision for Income Taxes	18,843	15,178	8,459

Income before Minority Interest	30,045	22,862	12,794
Minority Interest in Income of Subsidiary	48	170	161

Net Income	$29,997	$22,692	$12,633

Earnings Per Share:
Basic	$1.23	$0.94	$0.51
Diluted	$1.21	$0.93	$0.50
Shares Used in Per Share Calculations:
Basic	24,344	24,250	24,937
Diluted	24,804	24,517	25,237

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2001	24,670	$12,794	$118,801	$131,595
Net Income	—	—	12,633	12,633
Noncash Compensation	14	37	—	37
Exercise of Stock Options, net	295	3,489	—	3,489
Dividends Declared of $0.35 Per Share	—	—	(8,735)	(8,735)
Balance at December 31, 2002	24,979	16,320	122,699	139,019
Net Income	—	—	22,692	22,692
Repurchase of Common Stock	(929)	(608)	(9,646)	(10,254)
Noncash Compensation	—	112	—	112
Exercise of Stock Options, net	194	2,076	—	2,076
Dividends Declared of $0.40 Per Share	—	—	(9,667)	(9,667)
Balance at December 31, 2003	24,244	17,900	126,078	143,978
Net Income	—	—	29,997	29,997
Repurchase of Common Stock	(2)	(1)	(39)	(40)
Noncash Compensation	—	57	—	57
Exercise of Stock Options, net	301	3,630	—	3,630
Dividends Declared of $0.44 Per Share	—	—	(10,734)	(10,734)
Balance at December 31, 2004	24,543	$21,586	$145,302	$166,888

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2004	2003	2002
Cash Flow from Operating Activities:
Net Income	$29,997	$22,692	$12,633
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	34,501	14,692	17,872
Impairment of Rental Equipment	—	—	24,083
Provision for Doubtful Accounts	303	365	1,333
Noncash Compensation	57	112	37
Gain on Sale of Rental Equipment	(8,532)	(5,421)	(6,318)
Gain on Sale of Land	—	—	(905)
Change In:
Accounts Receivable	(8,370)	685	2,314
Prepaid Expenses and Other Assets	(2,348)	(2,756)	1,077
Accounts Payable and Accrued Liabilities	6,231	1,781	(2,195)
Deferred Income	761	4,633	(1,136)
Deferred Income Taxes	9,672	10,801	1,273

Net Cash Provided by Operating Activities	62,272	47,584	50,068

Cash Flow from Investing Activities:
Acquisition of TRS	(120,209)	—	—
Purchase of Rental Equipment	(65,706)	(35,797)	(17,685)
Purchase of Property, Plant and Equipment	(1,347)	(817)	(490)
Proceeds from Sale of Rental Equipment	27,422	14,956	18,984
Proceeds from Sale of Land	—	—	2,719

Net Cash Provided By (Used in) Investing Activities	(159,840)	(21,658)	3,528

Cash Flow from Financing Activities:
Net Borrowings (Repayments) under Bank Lines of Credit	44,622	(8,257)	(48,617)
Borrowings Under Private Placement	60,000	—	—
Proceeds from the Exercise of Stock Options, net	3,630	2,076	3,489
Repurchase of Common Stock	(40)	(10,254)	—
Payment of Dividends	(10,459)	(9,491)	(8,468)

Net Cash Provided By (Used in) Financing Activities	97,753	(25,926)	(53,596)

Net Increase in Cash	185	—	—
Cash Balance, beginning of period	4	4	4

Cash Balance, end of period	$189	$4	$4

Interest Paid, during the period	$5,518	$2,899	$4,283

Income Taxes Paid, during the period	$8,355	$4,016	$7,186

Dividends Declared, not yet paid	$2,700	$2,424	$2,248

Rental Equipment Acquisitions, not yet paid	$5,625	$1,917	$5,285

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building division, “TRS- RenTelco,” formerly RenTelco, its electronic test equipment division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas and Florida. These units are used as temporary offices adjacent to existing facilities, and are used as classrooms, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. Significant portions of MMMC’s rental and sales revenues are derived from the educational market and are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction of class size reduction programs, a lack of fiscal funding by the state for existing contracts, or a significant reduction of future funding to public schools may have a material adverse effect on both rental and sales revenues of the Company.

TRS-RenTelco rents and sells electronic test and measurement equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. TRS-RenTelco revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense and communications industries. Electronics revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. TRS-RenTelco continues to be affected by the severe and prolonged broad-based weakness in the telecommunications industry, which has significantly impacted the Company’s overall results for each of the last three years ended December 31, 2004.

McGrath RentCorp owns 81% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts. Enviroplex sales revenues were $14,350,000, $13,229,000 and $13,593,000 in 2004, 2003 and 2002, respectively, which includes inter-segment sales to MMMC of $5,096,000, $2,222,000 and $1,105,000, which are recorded at cost and eliminated in consolidation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp, Enviroplex and TRS-RenTelco Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease in accordance with Statement of Financial Standards (“SFAS”) No. 13, “Accounting for Leases”. Rental billings for periods extending beyond month end

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other revenue is recognized when earned and primarily includes interest income on sales-type leases and rental income on facility rentals. In 2002, other revenue also includes a $1,250,000 reimbursement of costs and expenses associated with a terminated merger agreement (see Note 10) and a $905,000 gain on land sales related to excess property not part of existing operating facilities.

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

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site related work, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease.

Impairment of Rental Equipment

The Company evaluates the carrying value of rental equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of the rental equipment’s carrying value is the Company’s outlook as to the future market conditions for its equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is classified as held for sale in “Rental Equipment, at cost:” on the Consolidated Balance Sheets and carried at the lower of cost or fair value, less costs to sell or dispose, and depreciation expense is no longer recorded. Impairment charges are separately captioned on the Consolidated Statements of Income within Direct Costs of Rental Operations.

In 2002, the Company’s TRS-RenTelco segment recorded noncash impairment charges of $24,083,000 resulting from the depressed and low projected demand for TRS-RenTelco’s rental products coupled with high inventory levels, especially communications equipment. TRS-RenTelco’s business activity levels are directly attributable to the severe and prolonged broad-based weakness in the telecommunications industry. TRS-RenTelco has limited visibility as to when the full recovery in this sector will occur. There can be no assurance that future impairment charges on rental equipment will not occur.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2004	2003
Land		$17,703	$17,703
Land improvements	20 – 50	21,938	21,640
Buildings	30	11,697	11,639
Furniture, Office and Computer Equipment	5 – 10	5,118	3,934
Machinery and Service Equipment	5 – 20	2,351	2,414

		58,807	57,330
Less Accumulated Depreciation		(11,057)	(10,080)

		$47,750	$47,250

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock and common stock equivalents for the period including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the years ended December 31, 2004, 2003 and 2002 was 460,167, 267,773, and 300,533, respectively. Stock options to purchase 147,000 shares in 2004 and 42,000 shares in 2003 of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled MMMC amounts for the portion of end-of-lease services earned, which were negotiated as part of the lease agreement. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts by charging operations in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2004	2003
Beginning Balance, January 1	$650	$1,000
Acquired TRS Reserve (See Note 9)	500	—
Provision for doubtful accounts	303	365
Write-offs, net of recoveries	(553)	(715)

Ending Balance, December 31	$900	$650

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, modular rentals and sales to public school districts for kindergarten through grade twelve (K-12) comprised approximately 36%, 41% and 40% of the Company’s consolidated rental and sales revenues for 2004, 2003 and 2002, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the State of California to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which have an estimated fair value of $60,186,000 and $16,617,000 compared to the recorded value of $60,000,000 and $16,000,000 as of December 31, 2004 and 2003, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Foreign Currency Transactions

In conjunction with the TRS acquisition, the Company formed a Canadian subsidiary, TRS-RenTelco Inc., a British Columbia corporation, which functions as a branch sales office in Canada. Since the functional currency of the Company’s Canadian subsidiary is the U.S. dollar, foreign currency transaction gains and losses of the Company’s Canadian subsidiary are reported in the results of operations in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Year Ended December 31,
	2004	2003	2002
Net Income, as reported	$29,997	$22,692	$12,633
Pro Forma Compensation Charge	(897)	(531)	(633)

Pro Forma Net Income	$29,100	$22,161	$12,000

Earnings Per Share:
Basic—as reported	$1.23	$0.94	$0.51
Basic—pro forma	1.20	0.91	0.48

Diluted—as reported	1.21	0.93	0.50
Diluted—pro forma	1.17	0.90	0.48

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rates	3.4%	3.6%	3.8%
Expected dividend yields	2.4%	3.1%	3.1%
Expected volatility	30.4%	34.6%	36.7%
Expected option life (in years)	7.5	7.5	7.5

The weighted average fair value of grants at grant dates were $19.70, $13.87 and $14.33 during the year ended 2004, 2003 and 2002, respectively.

New Accounting Pronouncement—Stock Option Expensing

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment”, which requires the expensing of stock options at fair value effective for quarters beginning after June 15, 2005. Assuming the effective date for these rules is not extended, the Company anticipates application on a retrospective basis and expects the impact of the noncash compensation expense to reduce 2005 net income and diluted earnings per share by approximately $1,100,000 and $0.05 per diluted share.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining reported amounts of assets and liabilities,

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has entered into sales type leases to finance equipment sales. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2004	2003
Gross minimum lease payments receivable	$8,895	$3,016
Less—unearned interest	(1,011)	(568)

Net investment in sales type lease receivables	$7,884	$2,448

As of December 31, 2004, the future minimum lease payments under non-cancelable leases to be received in 2005 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2005	$6,863
2006	1,368
2007	409
2008	201
2009	47
2010 and thereafter	7

Total minimum future lease payments	$8,895

NOTE 4.	NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2004	2003
Senior Notes	$60,000	$16,000
Unsecured Revolving Lines of Credit	91,888	31,266

	$151,888	$47,266

Senior Notes

In April 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes along with accrued interest of $258,000 and a prepayment fee of $561,000. The total payment of approximately $16.8 million was advanced under the Company’s

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving line of credit at its then current floating interest rate of 2.3%. In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes (“Notes”) due in 2011. Interest on these Notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the Notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $130.0 million unsecured line of credit agreement described below. At December 31, 2004, the Company was in compliance with all covenants related to the Note Agreement.

Revolving Lines of Credit

In May 2004, the Company renewed and extended its unsecured line of credit agreement (the “Agreement”) through June 30, 2007, which permits it to borrow up to $130.0 million. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at December 31, 2004 was $143.2 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization plus other noncash items plus TRS pro-forma EBITDA as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios relative to EBITDA during specified periods of the Agreement. In addition to the $130.0 million unsecured line of credit, the Company renewed and extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2007. At December 31, 2004, the Company was in compliance with all covenants related to the Agreement and has the capacity to borrow up to an additional $43.1 million under the existing bank lines of credit.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2004	2003
Maximum amount outstanding	$111,128	$48,866
Average amount outstanding	$72,712	$36,423
Weighted average interest rate, during the period	3.22%	3.28%
Weighted average interest rate, end of period	3.42%	2.38%
Prime interest rate, end of period	5.25%	4.00%

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2004	2003	2002
Current	$3,549	$5,480	$6,236
Deferred	15,294	9,698	2,223

	$18,843	$15,178	$8,459

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	3.42	5.33	5.19
Other	0.12	(0.43)	(0.39)

	38.54%	39.90%	39.80%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2004	2003
Deferred Tax Liabilities:
Accelerated Depreciation	$95,445	$$80,537
Prepaid Costs Currently Deductible	4,022	3,150
Other	366	2,176

Total Deferred Tax Liabilities	99,833	85,863
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	4,658	4,131
Deferred Revenues	3,131	2,411
Income Tax Refund	2,854	—
Allowance for Doubtful Accounts	199	262
Other	261	—

Total Deferred Tax Assets	11,103	6,804

Deferred Income Taxes, net	$88,730	$79,059

In 2004, 2003 and 2002 the Company obtained a tax benefit of $816,000, $360,000 and $950,000, respectively, primarily from the early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

NOTE 6.	BENEFIT PLANS

Stock Option Plans

McGrath RentCorp adopted a 1998 Stock Option Plan (the “1998 Plan”), effective March 9, 1998, as amended, under which 4,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. As of December 31, 2004, 2,478,000 options have been granted with exercise prices ranging from $7.82 to $22.30, options have been exercised for the purchase of 710,710 shares, options for 324,450 shares have been terminated, and options for 1,442,840 remain outstanding under the 1998 Plan. Most of these options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of McGrath RentCorp’s advisors. As of December 31, 2004, 1,846,450 options remained available to issue under the 1998 plan.

McGrath RentCorp adopted a 1987 Incentive Stock Option Plan (the “1987 Plan”), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of McGrath RentCorp. The plan provides for the

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no further options can be issued under this plan. As of December 31, 2004, options for 38,764 shares with an exercise price of $5.38 per share remain outstanding.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2004 are as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	1,201,480	$10.34	983,196	$9.37	1,256,986	$8.82
Options granted during the year	650,000	16.82	412,000	11.98	158,000	11.26
Options exercised during the year	(300,776)	9.36	(193,716)	8.86	(296,030)	8.58
Options terminated during the year	(69,100)	11.38	—	—	(135,760)	8.23

Options outstanding at December 31,	1,481,604	13.27	1,201,480	10.34	983,196	9.37

Options exercisable at December 31,	451,304	10.39	448,710	9.58	428,006	9.34

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 5 –10	260,304	5.06	$8.55	181,354	$8.52
10 –15	586,300	7.59	11.65	269,950	11.65
15 –20	523,000	9.26	15.68	—	—
20 –25	112,000	9.16	22.30	—	—

$ 5 –25	1,481,604	7.92	13.27	451,304	10.39

Employee Stock Ownership Plan

In 1985, McGrath RentCorp established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, McGrath RentCorp makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $975,000, $750,000 and $400,000 for 2004, 2003 and 2002, respectively.

Long Term Bonus Plans

In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock may be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The 1990 LTB Plan provides for the grant of stock bonuses upon

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vest over four years from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2004, 420,486 shares of common stock had been granted, of which 417,794 shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 800,000 shares of common stock are reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. As of December 31, 2004, no shares of common stock had yet been granted or vested under the 2000 LTB Plan. Compensation expense for 2004, 2003 and 2002 under the plans was $57,000, $112,000 and $37,000, respectively, and is based on a combination of the anticipated number of shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company’s common stock. As of December 31, 2004, 2003 and 2002, the unvested shares were 2,692, 7,360 and 22,496, respectively, with the related weighted average grant-date fair value of these unvested shares of $18.76, $16.33 and $12.51 per share, respectively.

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

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $29,000, $26,000, and $32,000 in 2004, 2003 and 2002, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. During 2003, the Company repurchased 929,254 shares of common stock for an aggregate repurchase price of $10,254,000 or an average price of $11.04 per share. During 2004 and 2002, there were no repurchases of common stock. As of December 31, 2004, 2,000,000 shares remain authorized for repurchase.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under various operating leases. Most of the lease agreements provide the Company with the option of renewing its lease at the end of the lease term, at the fair rental value. In most cases, management expects that in the normal course of business facility leases will be renewed or replaced by other leases. Minimum payments under these leases, exclusive of property taxes and insurance, are as follows:

(in thousands)

Year Ended December 31,
2005	$734
2006	574
2007	574
2008 (no lease terms extend beyond 2008)	574

$2,456

Rent expense was $436,000, $45,000 and $61,000 in 2004, 2003 and 2002, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. (“CIT”) in order to facilitate the growth of the electronics business. Based in Grapevine, Texas (Dallas Area), TRS was similar to the Company’s existing electronics business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004, for cash consideration of $120.2 million, including expenses of $0.6 million. The Company financed the acquisition from a revolving line of credit facility with its banks and $60 million in fixed-rate senior notes. Since June 2, 2004, TRS’ results have been included in the 2004 Consolidated Statement of Income, and since that date, the combined electronics business has operated under the name TRS-RenTelco.

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

NOTE 10.    TERMINATED MERGER AGREEMENT

On July 1, 2002, McGrath RentCorp exercised its right to terminate the merger agreement, dated as of December 20, 2001, between McGrath RentCorp and Tyco Acquisition Corp. 33 (“Tyco”), a subsidiary of Tyco International Ltd. In August 2002, Tyco paid $1.25 million to McGrath RentCorp as reimbursement of certain costs and expenses incurred in connection with the proposed merger. In connection with the payment, McGrath RentCorp and Tyco have agreed that neither of them will have any claims against the other or their affiliates in connection with the merger agreement. The $1.25 million payment was recorded in “Other” revenues and merger-related costs of $593,000 were included in “Selling and Administrative” expenses in the 2002 Consolidated Statement of Income.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1. Organization and Business, and the accounting policies of the segments are described in Note 2. Significant Accounting Policies. The Corporate segment in the table below is for merger related items and gain on land sales occurring in 2002 both of which were not specifically allocated to a reportable segment. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2004, 2003 and 2002, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Modulars	Electronics	Enviroplex[1]	Corporate[2]	Consolidated
(in thousands)
Year Ended December 31,

2004
Rental Revenues	$71,460	$48,898	$—	$—	$120,358
Rental Related Services Revenues	22,142	1,765	—	—	23,907
Sales and Other Revenues	28,061	20,940	9,254	—	58,255
Total Revenues	121,663	71,603	9,254	—	202,520
Depreciation of Rental Equipment	8,374	24,052	—	—	32,426
Impairment of Rental Equipment	—	—	—	—	—
Gross Profit	59,812	25,986	1,983	—	87,781
Interest Expense (Income) Allocation	3,947	1,412	(171)	—	5,188
Income Before Provision for Income Taxes	37,850	10,718	320	—	48,888
Rental Equipment Acquisitions	44,679	132,379	—	—	177,058
Accounts Receivable, net (period end)	28,237	22,558	3,051	—	53,846
Rental Equipment, at cost (period end)	339,537	149,437	—	—	488,974
Rental Equipment, net book value (period end)	245,924	111,864	—	—	357,788
Utilization (period end)[5]	86.1%	61.6%
Average Utilization[5]	85.6%	61.7%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Modulars	Electronics	Enviroplex[1]	Corporate[2]	Consolidated
(in thousands)
Year Ended December 31,

2003
Rental Revenues	$63,948	$12,730	$—	$—	$76,678
Rental Related Services Revenues	16,203	543	—	—	16,746
Sales and Other Revenues	18,973	7,567	11,007	—	37,547
Total Revenues	99,124	20,840	11,007	—	130,971
Depreciation of Rental Equipment	7,377	5,368	—	—	12,745
Impairment of Rental Equipment	—	—	—	—	—
Gross Profit	52,005	8,073	3,256	—	63,334
Interest Expense (Income) Allocation	2,505	343	(180)	—	2,668
Income Before Provision for Income Taxes	33,357	3,290	1,393	—	38,040
Rental Equipment Acquisitions	27,637	4,790	—	—	32,427
Accounts Receivable, net (period end)	26,616	3,664	1,919	—	32,199
Rental Equipment, at cost (period end)	304,905	34,448	—	—	339,353
Rental Equipment, net book value (period end)	215,589	16,457	—	—	232,046
Utilization (period end)[5]	84.6%	45.2%
Average Utilization[5]	84.2%	45.3%

2002
Rental Revenues	$66,214	$15,777	$—	$—	$81,991
Rental Related Services Revenues	16,936	561	—	—	17,497
Sales and Other Revenues[3]	20,802	10,153	12,488	2,155	45,598
Total Revenues	103,952	26,491	12,488	2,155	145,086
Depreciation of Rental Equipment	7,169	8,623	—	—	15,792
Impairment of Rental Equipment	—	24,083	—	—	24,083
Gross Profit	57,627	(15,421)	2,973	2,155	47,334
Interest Expense (Income) Allocation	3,451	749	(218)	—	3,982
Income Before Provision for Income Taxes[4]	40,412	(22,025)	1,.304	1,562	21,253
Rental Equipment Acquisitions	15,895	3,023	—	—	18,918
Accounts Receivable, net (period end)	27,368	3,896	1,985	—	33,249
Rental Equipment, at cost (period end)	285,901	39,786	—	—	325,687
Rental Equipment, net book value (period end)	200,593	21,306	—	—	221,899
Utilization (period end)[5]	85.2%	41.6%
Average Utilization[5]	85.9%	38.2%
1	Gross Enviroplex sales revenues were $14,350,000, $13,229,000 and $13,593,000 in 2004, 2003 and 2002, respectively, which includes inter-segment sales to MMMC of $5,096,000, $2,222,000 and $1,105,000, which are eliminated in consolidation.
2	Corporate includes the impact of nonrecurring merger related items and the gain on land sales in 2002, which are not allocated to a specific segment.
3	For 2002, Corporate Sales and Other Revenues includes a $1,250,000 nonrecurring reimbursement of merger related costs and expenses and $905,000 gain on land sales.
4	In addition to the items in Note 2 above, Pretax Income for 2002 also includes nonrecurring merger related costs and expenses of $593,000.
5	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2004, 2003 and 2002. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2004 is summarized below:

(in thousands, except per share amounts)	2004
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$20,023	$25,560	$37,113	$37,662	$120,358
Total Revenues	29,879	40,789	72,540	59,312	202,520
Gross Profit	16,148	19,137	27,009	25,487	87,781
Income from Operations	10,091	11,541	17,368	15,076	54,076
Income Before Provision for Income Taxes	9,551	10,133	15,792	13,412	48,888
Net Income	5,738	6,121	9,380	8,758	29,997
Earnings Per Share:
Basic	$0.24	$0.25	$0.39	$0.36	$1.23
Diluted	$0.23	$0.25	$0.38	$0.35	$1.21
Dividends Declared Per Share	$0.11	$0.11	$0.11	$0.11	$0.44
Shares Used in Per Share Calculations:
Basic	24,252	24,306	24,354	24,464	24,344
Diluted	24,606	24,742	24,842	25,021	24,804
Balance Sheet Data
Rental Equipment, net	$232,894	$352,337	$355,860	$357,788	$357,788
Total Assets	322,641	466,442	483,735	474,280	474,280
Notes Payable	43,932	168,500	162,999	151,888	151,888
Shareholders’ Equity	147,391	151,396	158,727	166,888	166,888

	2003
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$18,441	$18,219	$19,592	$20,426	$76,678
Total Revenues	27,461	31,584	34,855	37,071	130,971
Gross Profit	14,088	14,575	16,521	18,150	63,334
Income from Operations	8,748	8,665	10,898	12,397	40,708
Income Before Provision for Income Taxes	8,058	7,917	10,251	11,814	38,040
Net Income	4,889	4,718	6,066	7,019	22,692
Earnings Per Share:
Basic	$0.20	$0.20	$0.25	$0.29	$0.94
Diluted	$0.20	$0.19	$0.25	$0.29	$0.93
Dividends Declared Per Share	$0.10	$0.10	$0.10	$0.10	$0.40
Shares Used in Per Share Calculations:
Basic	24,522	24,079	24,159	24,239	24,250
Diluted	24,700	24,339	24,483	24,548	24,517
Balance Sheet Data
Rental Equipment, net	$220,159	$224,667	$232,443	$232,046	$232,046
Total Assets	304,773	312,859	337,087	323,858	323,858
Notes Payable	58,698	58,173	55,961	47,266	47,266
Shareholders’ Equity	131,383	133,967	138,684	143,978	143,978

NOTE 13.    SUBSEQUENT EVENT—STOCK SPLIT

On February 15, 2005, the Company’s Board of Directors approved a 2-for-1 stock split to be effective March 25, 2005. The accompanying financial statements have been adjusted to reflect the stock split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 12, 2005 the Board of Directors of the Company acted on the recommendations of the Compensation Committee of the Board of Directors with respect to the compensation of the Company’s named executive officers (to be referenced in the Company’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission by not later than May 2, 2005). The actions include the establishment of base salaries for 2005 and approval of payment of bonus amounts in 2005 for performance in 2004. The Compensation Committee also recommended, and the Board of Directors approved, target bonus ranges for 2005; however, no bonus payments for 2005 performance are guaranteed. The base salaries, bonus amounts, stock option awards and target bonus amounts, including a summary of the terms of the compensation arrangements under which they are or were to be paid, are set forth in Exhibit 10.14 to this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission by not later than May 2, 2005.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission by not later than May 2, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission by not later than May 2, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission by not later than May 2, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 19, 2005, which will be filed with the Securities and Exchange Commission by not later than May 2, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Index of documents filed as part of this report:

	1.	The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

			Page of this report
	Management’s Report on Internal Control over Financial Reporting		30

	Reports of Independent Registered Public Accounting Firm

		Report on Internal Control over Financial Reporting	31

		Report on Consolidated Financial Statements	32

	Consolidated Financial Statements

		Consolidated Balance Sheets as of December 31, 2004 and 2003	33

		Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	34

		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	35

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	36

		Notes to Consolidated Financial Statements	37

	2.	Financial Statement Schedules. None

	3.	Exhibits. See Index of Exhibits on page 55 of this report.

(b)	Reports on Form 8-K.

	The Company filed a Current Report on Form 8-K on November 4, 2004, regarding the 3rd Quarter 2004 earnings press release.

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

Date: March 10, 2005	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Thomas J. Sauer
THOMAS J. SAUER Vice President and Chief Financial Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	March 10, 2005

/s/ Robert C. Hood ROBERT C. HOOD	Director	March 10, 2005

/s/ Joan M. McGrath JOAN M. McGRATH	Director	March 10, 2005

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board	March 10, 2005

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	March 10, 2005

/s/ Ronald H. Zech RONALD H. ZECH	Director	March 10, 2005

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on April 1, 2003	Filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed April 30, 2003), incorporated herein by reference.

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

4.2	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.2.1	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.2.2	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.3	Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of May 7, 2004.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.4	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated May 13, 2004.	Filed as exhibit 10.16 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5	$5,000,000 Credit Line Note, dated May 13, 2004.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

10.1	McGrath RentCorp 1987 Incentive Stock Option Plan	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.1.1	Exemplar Form of the Incentive Stock Option Agreement	Filed as exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.2	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.2.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.3	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.4	Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.4.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

Number	Description	Method of Filing

10.5	2000 Long-Term Stock Bonus Plan	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001	Filed as exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.6	Enviroplex Stock Exchange Agreement dated June 2, 2001, by and between McGrath RentCorp, Joe G. Sublett and Donald M. Curtis	Filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.10	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on September 12, 2003	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.11	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on September 12, 2003	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.12	Asset Purchase Agreement, dated as of May 2, 2004, among McGrath RentCorp, a California Corporation, TRS-RenTelco Inc. (formerly known as Baseball II Acquisition Inc.), a British Columbia corporation, CIT Group Inc., a Delaware corporation, Technology Rentals & Services, a division of CIT Technologies Corporation, a Michigan corporation, and CIT Financial Ltd., an Ontario corporation.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

10.13	First Amendment and Waiver to Asset Purchase Agreement, dated as of June 2, 2004 by and among McGrath RentCorp, a California Corporation, TRS-RenTelco Inc. (formerly known as Baseball II Acquisition Inc.), a British Columbia corporation, CIT Group Inc., a Delaware corporation, Technology Rentals & Services, a division of CIT Technologies Corporation, a Michigan corporation, and CIT Financial Ltd., an Ontario corporation.	Filed as exhibit 2.2 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

10.14	Compensation Arrangements with Named Executive Officers	Filed herewith

16	Change in Certifying Accountant	Filed as the Company’s Current Report on Form 8-K (filed July 15, 2002), and incorporated herein by reference.

21.1	List of Subsidiaries	Filed herewith.

23	Written Consent of Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

See the Investor Relations section of Corporate Information at www.mgrc.com for the Company’s most recent SEC filings, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Furthermore, all reports the Company files with the SEC are available free of charge via EDGAR through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.