Form 10-Q
period 2005-03-31
MCGRATH RENTCORP
filed 2005-05-05
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

At May 4, 2005, 24,613,048 shares of Registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
REVENUES
Rental	$35,959	$20,023
Rental Related Services	5,275	4,544

Rental Operations	41,234	24,567
Sales	10,972	5,083
Other	732	229

Total Revenues	52,938	29,879

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	11,565	3,261
Rental Related Services	3,571	2,675
Other	7,245	4,644

Total Direct Costs of Rental Operations	22,381	10,580
Costs of Sales	7,564	3,151

Total Costs	29,945	13,731

Gross Profit	22,993	16,148
Selling and Administrative	9,561	6,057

Income from Operations	13,432	10,091
Interest	1,719	540

Income Before Provision for Income Taxes	11,713	9,551
Provision for Income Taxes	4,451	3,811

Income Before Minority Interest	7,262	5,740
Minority Interest in Income of Subsidiary	85	2

Net Income	$7,177	$5,738

Earnings Per Share:
Basic	$0.29	$0.24
Diluted	$0.29	$0.23

Shares Used in Per Share Calculation:
Basic	24,572	24,252
Diluted	25,147	24,606

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
(in thousands)	(unaudited)
ASSETS
Cash	$639	$189
Accounts Receivable, net of allowance for doubtful accounts of $900 in 2005 and 2004	51,111	53,846
Rental Equipment, at cost:
Relocatable Modular Buildings	359,820	339,537
Electronic Test Instruments	150,389	149,437

	510,209	488,974
Less Accumulated Depreciation	(139,353)	(131,186)

Rental Equipment, net	370,856	357,788

Property, Plant and Equipment, net	47,483	47,750
Prepaid Expenses and Other Assets	14,426	14,707

Total Assets	$484,515	$474,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$156,676	$151,888
Accounts Payable and Accrued Liabilities	41,523	39,460
Deferred Income	19,190	24,377
Minority Interest in Subsidiary	3,023	2,937
Deferred Income Taxes, net	92,526	88,730

Total Liabilities	312,938	307,392

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Outstanding — 24,613 shares in 2005 and 24,543 shares in 2004	22,544	21,586
Retained Earnings	149,033	145,302

Total Shareholders’ Equity	171,577	166,888

Total Liabilities and Shareholders’ Equity	$484,515	$474,280

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,177	$5,738
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,139	3,726
Provision for Doubtful Accounts	43	98
Gain on Sale of Rental Equipment	(1,760)	(1,283)
Change In:
Accounts Receivable	2,692	2,796
Prepaid Expenses and Other Assets	281	(1,125)
Accounts Payable and Accrued Liabilities	(400)	1,421
Deferred Income	(5,187)	(5,277)
Deferred Income Taxes	3,796	1,727

Net Cash Provided by Operating Activities	18,781	7,821

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(27,877)	(5,054)
Purchase of Property, Plant and Equipment	(307)	(170)
Proceeds from Sale of Rental Equipment	6,807	2,816

Net Cash Used in Investing Activities	(21,377)	(2,408)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	4,788	(3,334)
Proceeds from the Exercise of Stock Options, net	958	345
Payment of Dividends	(2,700)	(2,424)

Net Cash Provided by (Used) in Financing Activities	3,046	(5,413)

Net Increase in Cash	450	—
Cash Balance, beginning of period	189	4

Cash Balance, end of period	$639	$4

Interest Paid, during the period	$1,033	$1,046

Income Taxes Paid, during the period	$570	$2,084

Dividends Declared, not yet paid	$3,446	$2,671

Rental Equipment Acquisitions, not yet paid	$7,429	$2,503

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three months ended March 31, 2005 and 2004 have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three months ended March 31, 2005 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. STOCK OPTIONS

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant, and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net Income, as reported	$7,177	$5,738
Pro Forma Compensation Charge	(394)	(188)

Pro Forma Net Income	6,783	5,550

Earnings Per Share:
Basic – as reported	$0.29	$0.24
Basic – pro forma	0.28	0.23

Diluted – as reported	$0.29	$0.24
Diluted – pro forma	0.27	0.22

NOTE 3. NEW ACCOUNTING PRONOUNCEMENT – STOCK OPTION EXPENSING

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the expensing of employee stock options at fair value, rather than using the intrinsic method of valuing share-base payment transactions allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, effective for quarters beginning after June 15, 2005, or July 1, 2005 for the Company. These costs will be recognized over the period during which an employee provides service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to fiscal years beginning after June 15, 2005, or effectively beginning on January 1, 2006 for the Company. The Company will continue to review and evaluate the application alternatives allowed under the rules. Although the expensing of stock options will have an impact on the Company’s future reported results after 2005, the noncash compensation expense will not have an impact on the overall financial condition of the Company. At this time, the Company cannot predict the impact on 2006 results as it depends on the level of future option grants prior to the effective date and the elections made by the Company in applying the new stock option expensing rules.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2005 and 2004 was 574,919 and 354,424, respectively. As of March 31, 2005 and 2004, stock options to purchase 644,000 and 438,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

NOTE 5. BUSINESS SEGMENTS

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies of the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2005 and 2004 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Consolidated
Three Months Ended March 31,

2005
Rental Revenues	$19,026	$16,933	$—	$35,959
Rental Related Services Revenues	4,968	307	—	5,275
Sales and Other Revenues	2,735	6,677	2,292	11,704
Total Revenues	26,729	23,917	2,292	52,938
Depreciation of Rental Equipment	2,164	9,401	—	11,565
Gross Profit	15,109	6,925	959	22,993
Interest Expense (Income) Allocation	1,212	572	(65)	1,719
Income before Provision for Income Taxes	9,293	1,936	484	11,713
Rental Equipment Acquisitions	21,755	7,928	—	29,683
Accounts Receivable, net (period end)	24,260	21,383	5,469	51,111
Rental Equipment, at cost (period end)	359,820	150,389	—	510,209
Rental Equipment, net book value (period end)	264,600	106,256	—	370,856
Utilization (period end) [1]	85.3%	61.6%
Average Utilization [1]	85.7%	61.6%

2004
Rental Revenues	$16,797	$3,226	$—	$20,023
Rental Related Services Revenues	4,420	124	—	4,544
Sales and Other Revenues	1,904	2,114	1,294	5,312
Total Revenues	23,121	5,464	1,294	29,879
Depreciation of Rental Equipment	2,006	1,255	—	3,261
Gross Profit	13,270	2,366	512	16,148
Interest Expense (Income) Allocation	519	63	(42)	540
Income before Provision for Income Taxes	8,431	1,105	15	9,551
Rental Equipment Acquisitions	4,350	1,292	—	5,642
Accounts Receivable, net (period end)	22,433	3,887	2,985	29,305
Rental Equipment, at cost (period end)	308,075	33,484	—	341,559
Rental Equipment, net book value (period end)	217,386	15,508	—	232,894
Utilization (period end) [1]	84.2%	47.3%
Average Utilization [1]	84.3%	46.3%

[1]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2005 and 2004. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans, objectives, the Company’s ability to sell rental equipment in excess of required levels, and the sufficiency of the Company’s working capital expenditures through 2004 are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; changes in school funding by state and local governments in California and other geographical areas where we operate; impairment charges on the Company’s rental equipment; and fluctuations in the Company’s rentals and sales of modular or electronics equipment. Factors that affect the Company’s international operations include longer receivable collection periods, changes in regulatory requirements, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange rate fluctuations, the burdens of complying with foreign laws, the impact of business cycles, economic and political instability and potential hostilities outside the United States and limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary that manufactures modular classrooms. For the three months ended March 31, 2005, MMMC, TRS-RenTelco and Enviroplex contributed 79%, 17% and 4% of the Company’s pre-tax income, respectively, compared to 88%, 12% and 0% for the comparable 2004 period. Although managed as a separate business unit, Enviroplex’s revenues, pre-tax income contribution and total assets are not significant relative to the Company’s consolidated financial position and results of operations.

The majority of the Company’s revenue and gross margin are derived from the rental of relocatable modular buildings and electronic test and measurement instruments on operating leases, with sales of such equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other modular services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate quarter to quarter and year to year, depending on customer requirements, equipment availability and funding. Generally, rents recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a significant portion of its capitalized cost.

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA herein as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other noncash expenses. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to EBITDA, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States, nor as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission’s Regulation G, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three and twelve months ended March 31, 2005 and 2004.

Reconciliation of Net Income to EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2005	2004	2005	2004
Net Income	$7,177	$5,738	$31,436	$23,541
Minority Interest in Income of Subsidiary	85	2	131	218
Provision for Income Taxes	4,451	3,811	19,483	15,774
Interest	1,719	540	6,367	2,518

Income from Operations	13,432	10,091	57,417	42,051
Depreciation and Amortization	12,139	3,726	42,914	14,809
Noncash Compensation	—	—	57	112

EBITDA [1]	$25,571	$13,817	$100,388	$56,972

EBITDA Margin [2]	48%	46%	45%	43%

Funded Debt to EBITDA [3]			1.56	77

[1]	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other noncash expenses.

[2]	EBITDA margin is calculated as EBITDA divided by total revenues for the period.

[3]	Funded debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronics equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continued advocacy and collaboration with governing agencies and legislative bodies for ongoing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions regarding electronics equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are in good operating condition.

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in California are currently experiencing a significant reduction in funding from the State of California, associated with the State’s general budget problems. As a result of the reduced funding, lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides, to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classrooms. At this time the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of the reduced or expected reduction in funding of public schools in the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by California public schools may have a material adverse effect on both rental and sales revenues of the Company.

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

The Company’s rental operations revenues for the three months ended March 31, 2005 and 2004 include rental and rental related service revenues, which comprised approximately 78% and 82%, respectively, of the Company’s consolidated revenues. Of the total rental operations revenues for the three months ended March 31, 2005 and 2004, modulars comprised 58% and 86%, respectively, and electronics comprised 42% and 14%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2005 and 2004, sales and other revenues of both modular and electronic test equipment have comprised approximately 22% and 18%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2005 and 2004, modulars comprised 43% and 60%, respectively, and electronics comprised 57% and 40%, respectively. The Company’s cost of sales include the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and employee benefit costs, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

In February 2005, the Company announced that the board of directors approved a 2-for-1 stock split effective March 25, 2005 for each shareholder of record as of March 11, 2005 and a proportional increase in the number of common shares outstanding from 12,284,749 to 24,569,498. All share and per-share calculations in this Form 10-Q reflect the 2-for-1 stock split. The board of directors also declared a post-split cash dividend of $0.14 per common share for the quarter ended March 31, 2005, an increase of 27% over the comparable period in 2004.

On June 2, 2004, the Company completed the acquisition of substantially all the assets of TRS, a division of CIT Group Inc., for $120.2 million, of which $107.6 million was allocated to rental equipment. In June 2004, the acquired rental assets were generating rental revenues of $5.1 million. TRS, based in Dallas, Texas, is similar to the Company’s existing short-term electronics rental and sale business, RenTelco, and is one of the leading providers of general purpose and communications test equipment for rent or sale in North America. Since June 2, 2004, the electronics business operated under the name TRS-RenTelco and since that date, TRS’ results are included in the consolidated financial statements for each reported period.

Results of Operations

Three Months Ended March 31, 2004 Compared to

Three Months Ended March 31, 2005

Overview

Consolidated revenues for the quarter ended March 31, 2005 increased $23.1 million, or 77%, to $52.9 million from $29.9 million for the same period in 2004. Consolidated net income for the quarter increased $1.4 million, or 25% to $7.2 million, or $0.29 per diluted share, from $5.7 million, or $0.23 per diluted share, for the same period in 2004. The Company’s improved quarter over quarter revenues and net income were primarily driven by the continued demand for modular classrooms and the effect of the 2004 acquisition of the TRS assets and operations.

For the quarter ended March 31, 2005, on a consolidated basis:

•	Gross profit increased $6.8 million, or 42%, to $23.0 million from $16.1 million for the same period in 2004, with 67% of the increase attributable to TRS-RenTelco as a result of the effect of acquisition of TRS.

•	Selling and administrative expenses increased $3.5 million, or 58% to $9.6 million from $6.1 million for the same period in 2004, with 65% of the increase attributable to TRS-RenTelco, primarily due to the added personnel and benefit costs of the acquired TRS operation.

•	Interest expense increased $1.2 million, or 218%, to $1.7 million from $0.5 million for the same period in 2004, primarily due to the higher average debt levels in 2005 from funding last year’s acquisition of TRS.

•	Pre-tax income contribution by MMMC was 79% and 17% by TRS-RenTelco compared to 88% and 12%, respectively, for the comparable 2004 period. These results are discussed on a segment basis below.

•	Provision for income taxes was based on an effective tax rate of 38.0%, compared with 39.9% during the same period in 2004. The effective tax rate decrease in 2005 is based on the Company’s estimate that a higher proportion of business will occur outside of California in 2005 due to the acquired TRS operation. Looking forward, although the Company estimates an effective tax rate for 2005 of 38.0% given expected business levels in states with lower tax rates, there can be no assurance that such expected business levels will be achieved, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $11.8 million, or 85%, to $25.6 million compared to $13.8 million in 2004, with 81% of the increase attributable to TRS-RenTelco as a result of the increased operating income before depreciation primarily associated with the acquired TRS assets and operations.

MMMC

For the quarter ended March 31, 2005, MMMC’s total revenues increased $3.6 million, or 16%, to $26.7 million over the same period in 2004, primarily due to higher rental and rental related services revenues associated with the continued educational market demand for classrooms. The increase in revenues led to an increase in pre-tax income of $0.9 million, or 10%, to $9.3 million for the quarter from $8.4 million for the same period in 2004.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Q1 2005 compared to Q1 2004

	Three Months Ended		3/31/05 over 3/31/04
(dollar amounts in thousands)	3/31/2005	3/31/2004	$	%
Revenues
Rental Revenues	$19,026	$16,797	$2,229	13%
Rental Related Services	4,968	4,420	548	12%

Rental Operations	23,994	21,217	2,777	13%
Sales	2,596	1,780	816	46%
Other	139	124	15	12%

Total Revenues	$26,729	$23,121	$3,608	16%

Gross Profit
Rental Revenues	$12,372	$10,733	$1,639	15%
Rental Related Services	1,641	1,812	(171)	-9%

Rental Operations	14,013	12,545	1,468	12%
Sales	957	601	356	59%
Other	139	124	15	12%

Total Gross Profit	$15,109	$13,270	$1,839	14%

Pre-tax Income	$9,293	$8,431	$862	10%

Other Information
Average Rental Equipment [1]	$323,373	$291,928	$31,445	11%
Average Rental Equipment on Rent [1]	276,977	246,201	30,776	13%
Average Monthly Total Yield [2]	1.96%	1.92%		2%
Average Utilization [3]	85.7%	84.3%		2%
Average Monthly Rental Rate [4]	2.29%	2.27%		1%

Period End Rental Equipment [1]	$325,050	$319,135	$5,915	2%
Period End Utilization [3]	85.3%	84.2%		1%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended March 31, 2005 increased $1.8 million, or 14%, to $15.1 million from $13.3 million for the same period in 2004. For the quarter ended March 31, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $2.2 million, or 13%, over 2004 due to the continued education market demand for classrooms. The rental revenue increase resulted from an 11% increase in average rental equipment and a 2% higher average total yield from improved utilization and rental rates. As a percentage of rents, depreciation decreased slightly from 12% in 2004 to 11% in 2005 and other direct costs remained consistent at 24%, resulting in a slightly higher gross margin percentage of 65% in 2005 compared to 64% in 2004. The higher rental revenues combined with improving rental margins resulted in gross profit on rents increasing $1.6 million, or 15%, to $12.4 million from $10.7 million in 2004.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 12%, compared to 2004 primarily due to the ongoing demand for modular classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2005 as compared to 2004. Higher revenues combined with a gross margin percentage decline to 33% from 41% in 2004, resulted in rental related services gross profit decreasing $0.2 million, or 9%, to $1.6 million from $1.8 million in 2004.

•	Gross Margin on Sales – Sales revenues increased $0.8 million, or 46%, compared to 2004. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume combined with a higher gross margin percentage, 37% in 2005 compared to 34% in 2004, resulted in sales gross profit increasing $0.4 million, or 59%, to $1.0 million from $0.6 million in 2004.

For the quarter ended March 31, 2005, selling and administrative expenses increased $0.3 million, or 7%, to $4.6 million from $4.3 million in same period in 2004 primarily due to higher personnel and employee benefit costs and represented 24% of rental revenues compared to 26% in 2004. Allocated interest expense for the first quarter of 2005 increased $0.7 million, or 134%, to $1.2 million from $0.5 million for the comparable period in 2004, primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

As a result of the contribution of the acquired TRS assets and operations, TRS-RenTelco had significant quarter over quarter revenue increases for the quarter ended March 31, 2005. Rental revenues for the quarter increased $13.7 million from $3.2 million in 2004 to $16.9 million in 2005 and contributed to the total revenues increase of $18.5 million, or 338%, from $5.5 million in 2004 to $23.9 million in 2005. The significant quarter over quarter revenue increase resulted in a pre-tax income increase of $0.8 million, or 75%, to $1.9 million from $1.1 million for the same period in 2004.

Sequentially, rental revenues declined $1.6 million, or 9%, from $18.5 million in the fourth quarter 2004 to $16.9 million in the first quarter 2005 with depreciation expense on rental equipment remaining consistent in both periods. The decline in rental revenues was due to lower business activity levels across a fairly broad number of product and customer segments, and to a lesser degree, seasonality of various products. In addition to lower rents, gross profit on sales declined $0.9 million offset by reduced operating expenses of $0.4 million and resulted in sequential pre-tax income declining by $2.0 million, or 51%, from $3.9 million in fourth quarter 2004 to $1.9 million in first quarter 2005.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco Segment – Q1 2005 compared to Q1 2004

	Three Months Ended		3/31/05 over 3/31/04
(dollar amounts in thousands)	3/31/2005	3/31/2004	$	%
Revenues
Rental Revenues	$16,933	$3,226	$13,707	425%
Rental Related Services	307	124	183	148%

Rental Operations	17,240	3,350	13,890	415%
Sales	6,084	2,009	4,075	203%
Other	593	105	488	465%

Total Revenues	$23,917	$5,464	$18,453	338%

Gross Profit
Rental Revenues	$4,777	$1,385	$3,392	245%
Rental Related Services	63	57	6	11%

Rental Operations	4,840	1,442	3,398	236%
Sales	1,492	819	673	82%
Other	593	105	488	465%

Total Gross Profit	$6,925	$2,366	$4,559	193%

Pre-tax Income	$1,936	$1,105	$831	75%

Other Information
Average Rental Equipment [1]	$149,480	$33,591	$115,889	345%
Average Rental Equipment on Rent [1]	$92,029	$15,552	$76,477	492%
Average Monthly Total Yield [2]	3.78%	3.20%		18%
Average Utilization [3]	61.6%	46.3%		33%
Average Monthly Rental Rate [4]	6.13%	6.91%		-11%

Period End Rental Equipment [1]	$148,960	$33,115	$115,845	350%
Period End Utilization [3]	61.6%	47.3%		30%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2005 increased $4.5 million, or 193%, to $6.9 million from $2.4 million for the same period in 2004. For the quarter ended March 31, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $13.7 million, or 425% compared to 2004, primarily due to the impact of the rental revenues associated with the $107.6 million of acquired TRS rental assets on June 2, 2004. Depreciation expense increased $8.1 million, or 649%, due to the acquired TRS rental assets and represented 56% of rental revenues compared to 39% in 2004. Looking forward, the Company currently targets depreciation as a percentage of rents in a range of 48% to 50% and intends to proactively sell underutilized equipment it deems not required to serve future customer demand. Other direct costs of rental operations increased $2.2 million, or 370%, due to increased costs related to the acquired TRS operations and represented 16% of rental revenues compared to 18% in 2004. Higher rental revenues offset by a lower gross margin percentage of 28% in 2005, compared to 43% in 2004, resulted in rental gross profit increasing $3.4 million, or 245%, to $4.8 million from $1.4 million in 2004.

•	Gross Profit on Sales – Sales revenues increased $4.1 million, or 203%, compared to 2004 primarily as a result of the acquired TRS operations. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume in 2005 from selling recently acquired fair-valued TRS equipment, which approximated market value, combined with a lower gross margin percentage, 25% in 2005 compared to 41% in 2004, resulted in sales gross profit increasing $0.7 million, or 82%, to $1.5 million from $0.8 million in 2004.

For the quarter ended March 31, 2005, selling and administrative expenses increased $3.2 million, or 269%, to $4.4 million from $1.2 million in same period in 2004, primarily due to the higher personnel and employee benefit costs of the acquired TRS operation and represented 26% of rental revenues compared to 37% of rental revenues the same period in 2004. Allocated interest expense for the first quarter in 2005 increased $0.5 million, or 808%, to $0.6 million from $0.1 million for the same period in 2004, as a result of the higher debt levels of the Company.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2005 compared to the same period in 2004 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $18.8 million, an increase of 140%, during the three months ended March 31, 2005 as compared to $7.8 million during the same period in 2004. The $11.0 million increase in net cash provided by operating activities was primarily attributable to an increase in operating income before depreciation related to the TRS acquired assets and operations.

Cash Flow from Investing Activities: Net cash used in investing activities was $21.4 million for the three months ended March 31, 2005 as compared to $2.4 million for the same period in 2004. The $19.0 million increase in net cash used in investing activities was primarily due to the increase in rental equipment purchases of $22.8 million to $27.9 million from $5.1 million during the same period in 2004 to support expected customer demand, and proceeds from the sale of rental equipment occurring in the normal course of business for the quarter increased $4.0 million to $6.8 million from $2.8 million during the same period in 2004.

Cash Flow from Financing Activities: Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2005, compared to $5.4 million net cash used during the same period in 2004. For the first quarter of 2005, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $4.8 million, payment of dividends to shareholders of $2.7 million and net proceeds from the exercise of stock options of $0.9 million. For the first quarter of 2004, net cash used by financing activities included repayments under the Company’s operating lines of credit of $3.3 million, payment of dividends to shareholders of $2.4 million, and net proceeds from the exercise of stock options of $0.3 million.

The Company had total liabilities to equity ratios of 1.82 to 1 and 1.84 to 1 as of March 31, 2005 and December 31, 2004, respectively. The debt (notes payable) to equity ratios were 0.91 to 1 as of March 31, 2005 and December 31, 2004. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At March 31, 2005, the Company had unsecured lines of credit that permit it to borrow up to $135.0 million of which $96.7 million was outstanding. These unsecured lines of credit expire June 30, 2007.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 2005 and 2004, there were no repurchases. As of May 4, 2005, 2,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2005 and beyond will be adequately met by operating cash flow and bank borrowings.

ITEM 3.	MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of March 31, 2005, the Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value, except for the fixed rate debt included in notes payable which has an estimated fair value of $59.0 million compared to the recorded value of $60.0 million. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in 2004 in conjunction with the TRS acquisition. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. For the three months ended March 31, 2005, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of the Canadian operations, the Company does not expect to incur significant foreign exchange gains and losses for the remainder of 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Dividends

On February 24, 2005, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on February 24, 2005 regarding the 4th Quarter 2004 earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2005	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer Vice President and Chief Financial Officer (Chief Accounting Officer)