Form 10-Q
period 2005-06-30
MCGRATH RENTCORP
filed 2005-08-04
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Yes  ☒    No  ☐

At August 3, 2005, 24,658,548 shares of Registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
REVENUES
Rental	$36,801	$25,560	$72,760	$45,583
Rental Related Services	6,235	5,822	11,510	10,366

Rental Operations	43,036	31,382	84,270	55,949
Sales	20,135	9,198	31,107	14,281
Other	694	209	1,426	438

Total Revenues	63,865	40,789	116,803	70,668

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	10,762	5,875	22,327	9,136
Rental Related Services	4,161	3,590	7,732	6,265
Other	7,479	5,105	14,724	9,749

Total Direct Costs of Rental Operations	22,402	14,570	44,783	25,150
Costs of Sales	14,844	7,082	22,408	10,233

Total Costs	37,246	21,652	67,191	35,383

Gross Profit	26,619	19,137	49,612	35,285
Selling and Administrative	9,420	7,596	18,981	13,653

Income from Operations	17,199	11,541	30,631	21,632
Interest	1,912	1,408	3,631	1,948

Income Before Provision for Income Taxes	15,287	10,133	27,000	19,684
Provision for Income Taxes	5,809	4,043	10,260	7,854

Income Before Minority Interest	9,478	6,090	16,740	11.830
Minority Interest in Income (Loss) of Subsidiary	12	(31)	97	(29)

Net Income	$9,466	$6,121	$16,643	$11,859

Earnings Per Share:
Basic	$0.38	$0.25	$0.68	$0.49
Diluted	$0.38	$0.25	$0.66	$0.48
Shares Used in Per Share Calculation:
Basic	24,627	24,306	24,600	24,279
Diluted	25,224	24,742	25,177	24,669

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
(in thousands)	(unaudited)
ASSETS
Cash	$629	$189
Accounts Receivable, net of allowance for doubtful accounts of $900 in 2005 and 2004	61,892	53,846
Rental Equipment, at cost:
Relocatable Modular Buildings	371,592	339,537
Electronic Test Instruments	151,162	149,437

	522,754	488,974
Less Accumulated Depreciation	(144,375)	(131,186)

Rental Equipment, net	378,379	357,788

Property, Plant and Equipment, net	47,697	47,750
Prepaid Expenses and Other Assets	15,594	14,707

Total Assets	$504,191	$474,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$166,000	$151,888
Accounts Payable and Accrued Liabilities	42,910	39,460
Deferred Income	19,798	24,377
Minority Interest in Subsidiary	3,035	2,937
Deferred Income Taxes, net	94,122	88,730

Total Liabilities	325,865	307,392

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Outstanding — 24,659 shares in 2005 and 24,543 shares in 2004	23,279	21,586
Retained Earnings	155,047	145,302

Total Shareholders’ Equity	178,326	166,888

Total Liabilities and Shareholders’ Equity	$504,191	$474,280

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,643	$11,859
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	23,477	10,112
Provision for Doubtful Accounts	219	202
Gain on Sale of Rental Equipment	(4,910)	(2,928)
Change In:
Accounts Receivable	(8,265)	(4,416)
Prepaid Expenses and Other Assets	(887)	(2,671)
Accounts Payable and Accrued Liabilities	(1,420)	8,079
Deferred Income	(4,579)	(2,446)
Deferred Income Taxes	5,392	2,157

Net Cash Provided by Operating Activities	25,670	19,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TRS	—	(118,413)
Purchase of Rental Equipment	(49,272)	(26,237)
Purchase of Property, Plant and Equipment	(1,098)	(437)
Proceeds from Sale of Rental Equipment	15,481	8,825

Net Cash Used in Investing Activities	(34,889)	(136,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	14,112	61,234
Borrowings Under Private Placement	—	60,000
Proceeds from the Exercise of Stock Options, net	1,693	907
Payment of Dividends	(6,146)	(5,095)

Net Cash Provided by Financing Activities	9,659	117,046

Net Increase in Cash	440	732
Cash Balance, beginning of period	189	4

Cash Balance, end of period	$629	$736

Interest Paid, during the period	$3,637	$2,294

Income Taxes Paid, during the period	$5,592	$5,696

Dividends Declared, not yet paid	$3,452	$2,677

Rental Equipment Acquisitions, not yet paid	$9,842	$6,533

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three and six months ended June 30, 2005 and 2004 have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three and six months ended June 30, 2005 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

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

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004
Net Income, as reported	$16,643	$11,859
Pro Forma Compensation Charge	(787)	(382)

Pro Forma Net Income	15,856	11,477

Earnings Per Share:
Basic – as reported	$0.68	$0.49
Basic – pro forma	0.64	0.47
Diluted – as reported	$0.66	$0.48
Diluted – pro forma	0.63	0.47

NOTE 3. NEW ACCOUNTING PRONOUNCEMENT – STOCK OPTION EXPENSING

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the expensing of employee stock options at fair value, rather than using the intrinsic method of valuing share-base payment transactions allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. These costs will be recognized over the period during which an employee provides service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to fiscal years beginning after June 15, 2005, or effectively beginning on January 1, 2006 for the Company. The Company continues to review and evaluate the application alternatives allowed under the rules. Although the expensing of stock options will have an impact on the Company’s future reported results after 2005, the noncash compensation expense will not have an impact on the overall financial condition of the Company. At this time, the Company cannot predict the impact on 2006 results as it depends on the level of future option grants prior to the effective date and the elections made by the Company in applying the new stock option expensing rules.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the six months ended June 30, 2005 and 2004 was 576,435, and 464,942, respectively. As of June 30, 2004, stock options to purchase 45,000 shares of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive. There were no anti-dilutive shares as of June 30, 2005.

NOTE 5. SUBSEQUENT EVENT

In July 2005, the Company increased its unsecured line of credit agreement (the “Agreement”) from $130.0 million to $190.0 million and extended the Agreement one additional year through June 30, 2008. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (which means that restricted equity as defined in the Agreement at June 30, 2005 was $152.7 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios during specified periods of the Agreement. In addition to the $190.0 million unsecured line of credit, the Company extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2008. The Company was in compliance with all covenants related to the Agreement as of June 30, 2005 and has the capacity to borrow up to an additional $89.0 million under the bank lines of credit as of July 11, 2005.

NOTE 6. BUSINESS SEGMENTS

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies of the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2005 and 2004 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Consolidated
Six Months Ended June 30,
2005
Rental Revenues	$38,612	$34,148	$—	$72,760
Rental Related Services Revenues	10,779	731	—	11,510
Sales and Other Revenues	14,081	14,345	4,107	32,533
Total Revenues	63,472	49,224	4,107	116,803
Depreciation of Rental Equipment	4,392	17,935	—	22,327
Gross Profit	31,758	16,234	1,620	49,612
Interest Expense (Income) Allocation	2,575	1,172	(116)	3,631
Income before Provision for Income Taxes	19,786	6,653	561	27,000
Rental Equipment Acquisitions	35,682	16,867	—	52,549
Accounts Receivable, net (period end)	37,451	19,514	4,927	61,892
Rental Equipment, at cost (period end)	371,592	151,162	—	522,754
Rental Equipment, net book value (period end)	274,704	103,675	—	378,379
Utilization (period end) [1]	85.9%	66.5%
Average Utilization [1]	85.7%	63.1%

2004
Rental Revenues	$33,898	$11,685	$—	$45,583
Rental Related Services Revenues	9,975	391	—	10,366
Sales and Other Revenues	7,488	5,551	1,680	14,719
Total Revenues	51,361	17,627	1,680	70,668
Depreciation of Rental Equipment	4,049	5,087	—	9,136
Gross Profit	27,826	7,041	418	35,285
Interest Expense (Income) Allocation	1,708	316	(76)	1,948
Income before Provision for Income Taxes	17,561	2,322	(199)	19,684
Rental Equipment Acquisitions	22,579	112,745	—	135,324
Accounts Receivable, net (period end)	28,065	18,548	3,381	49,994
Rental Equipment, at cost (period end)	323,244	141,279	—	464,523
Rental Equipment, net book value (period end)	231,743	120,594	—	352,337
Utilization (period end) [1]	86.4%	66.1%
Average Utilization [1]	85.0%	55.5%

[1]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2005 and 2004. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding the Company’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans, objectives, the Company’s ability to sell rental equipment in excess of required levels, and the sufficiency of the Company’s working capital expenditures through 2005 are forward-looking statements. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include: the effectiveness of management’s strategies and decisions; general economic and business conditions; new or modified statutory or regulatory requirements relating to the Company’s modular operations; changing prices and market conditions; changes in school funding by state and local governments in California and other geographical areas where we operate; impairment charges on the Company’s rental equipment; and fluctuations in the Company’s rentals and sales of modular or electronics equipment. Factors that affect the Company’s international operations include longer receivable collection periods, changes in regulatory requirements, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, foreign exchange rate fluctuations, the burdens of complying with foreign laws, the impact of business cycles, economic and political instability and potential hostilities outside the United States and limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary that manufactures modular classrooms. For the six months ended June 30, 2005, MMMC, TRS-RenTelco and Enviroplex contributed 73%, 25% and 2% of the Company’s pre-tax income, respectively, compared to 89%, 12% and (1%) for the comparable 2004 period. Although managed as a separate business unit, Enviroplex’s revenues, pre-tax income contribution and total assets are not significant relative to the Company’s consolidated financial position and results of operations.

The majority of the Company’s revenue and gross profit are derived from the rental of relocatable modular buildings and electronic test and measurement instruments on operating leases, with sales of such equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other modular services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues and related gross margins are less predictable and can fluctuate quarter to quarter and year to year, depending on customer requirements, equipment availability and funding. Generally, rents recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a significant portion of its capitalized cost.

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA herein as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other noncash expenses. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to EBITDA, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States, nor as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission’s Regulation G, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three, six and twelve months ended June 30, 2005 and 2004.

Reconciliation of Net Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(dollar amounts in thousands)	2005	2004	2005	2004	2005	2004
Net Income	$9,466	$6,121	$16,643	$11,859	$34,781	$24,944
Minority Interest in Income of Subsidiary	12	(31)	97	(29)	174	146
Provision for Income Taxes	5,809	4,043	10,260	7,854	21,249	16,657
Interest	1,912	1,408	3,631	1,948	6,871	3,178

Income from Operations	17,199	11,541	30,631	21,632	63,075	44,925
Depreciation and Amortization	11,338	6,386	23,477	10,112	47,867	17,577
Noncash Compensation	—	—	—	—	57	112

EBITDA [1]	$28,537	$17,927	$54,108	$31,744	$110,999	$62,614

EBITDA Margin [2]	45%	44%	46%	45%	45%	44%
Funded Debt to EBITDA [3]					1.50	2.69

[1]	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other noncash expenses.

[2]	EBITDA margin is calculated as EBITDA divided by total revenues for the period.

[3]	Funded debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides, to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classrooms. At this time the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of the reduced or expected reduction in funding of public schools in the State of California. In California, we have benefited from the need to modernize schools and the bond measure funding available to do so. Of the $2.3 billion in the March 2004 school bond measure for modernization projects, approximately $1.2 billion remains which either has not been apportioned or released to school districts to date. At this time, it appears unlikely that there will be another statewide facilities bond measure in 2006 to further support the modernization and reconstruction of public schools and we anticipate the remaining bond funds will support the apportionment of monies necessary for new projects being applied for through 2006. Additionally, we are in the process of assessing future modernization and reconstruction rental opportunities by seeking a better understanding of the monies apportioned or released to date from past state and local bond measures and the status of related projects. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by California public schools may have a material adverse effect on both rental and sales revenues of the Company.

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

The Company’s rental operations revenues for the six months ended June 30, 2005 and 2004 include rental and rental related service revenues, which comprised approximately 72% and 79%, respectively, of the Company’s consolidated revenues. Of the total rental operations revenues for the six months ended June 30, 2005 and 2004, modulars comprised 59% and 78%, respectively, and electronics comprised 41% and 22%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2005 and 2004, sales and other revenues of both modular and electronic test equipment have comprised approximately 28% and 21%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2005 and 2004, modulars comprised 56% and 62%, respectively, and electronics comprised 44% and 38%, respectively. The Company’s cost of sales include the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

Recent Developments

In July 2005, the Company amended its existing lines of credit to increase the borrowing capacity from $135.0 million to $195.0 million and extended the expiration date one year to June 30, 2008, increasing its capacity to borrow up to an additional $89.0 million.

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

On June 2, 2004, the Company completed the acquisition of substantially all the assets of TRS, a division of CIT Group Inc., for $120.2 million, of which $107.6 million was allocated to rental equipment. In June 2004, the acquired rental assets were generating rental revenues of $5.1 million. TRS, based in Dallas, Texas, is similar to the Company’s existing short-term electronics rental and sale business, RenTelco, and is one of the leading providers of general purpose and communications test equipment for rent or sale in North America. Since June 2, 2004, the electronics business has operated under the name TRS-RenTelco and since that date, TRS’ results are included in the consolidated financial statements for each reported period.

Results of Operations

Three Months Ended June 30, 2004 Compared to

Three Months Ended June 30, 2005

Overview

Consolidated revenues for the quarter ended June 30, 2005 increased $23.1 million, or 57%, to $63.9 million from $40.8 million for the same period in 2004. Consolidated net income for the quarter increased $3.4 million, or 55% to $9.5 million, or $0.38 per diluted share, from $6.1 million, or $0.25 per diluted share, for the same period in 2004. The Company’s improved quarter over quarter revenues and net income were primarily driven by the continued demand for modular classrooms and the effect of the 2004 acquisition of the TRS assets and operations.

For the quarter ended June 30, 2005, on a consolidated basis:

•	Gross profit increased $7.5 million, or 39%, to $26.6 million from $19.1 million for the same period in 2004, with 62% of the increase attributable to TRS-RenTelco as a result of the effect of the acquisition of TRS.

•	Selling and administrative expenses increased $1.8 million, or 24% to $9.4 million from $7.6 million for the same period in 2004, with 25% of the increase attributable to TRS-RenTelco, primarily due to the added personnel and benefit costs of the acquired TRS operation.

•	Interest expense increased $0.5 million, or 36%, to $1.9 million from $1.4 million for the same period in 2004, primarily due to the higher average debt levels in 2005 from funding last year’s acquisition of TRS.

•	Pre-tax income contribution by MMMC was 69% and 31% by TRS-RenTelco compared to 90% and 12%, respectively, for the comparable 2004 period. These results are discussed on a segment basis below.

•	Provision for income taxes was based on an effective tax rate of 38.0%, compared with 39.9% during the same period in 2004. The effective tax rate decrease in 2005 is based on the Company’s estimate that a higher proportion of business will occur outside of California in 2005 due to the acquired TRS operation. Looking forward, although the Company estimates an effective tax rate for 2005 of 38.0% given expected business levels in states with lower tax rates, there can be no assurance that such expected business levels will be achieved, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $10.6 million, or 59%, to $28.5 million compared to $17.9 million in 2004, with 80% of the increase attributable to TRS-RenTelco as a result of the increased operating income before depreciation primarily associated with the acquired TRS assets and operations.

MMMC

For the quarter ended June 30, 2005, MMMC’s total revenues increased $8.5 million, or 30%, to $36.7 million over the same period in 2004, primarily due to higher sales and rental revenues associated with the continued educational market demand for classrooms. The increase in revenues led to an increase in pre-tax income of $1.4 million, or 15%, to $10.5 million for the quarter from $9.1 million for the same period in 2004.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Q2 2005 compared to Q2 2004

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	6/30/2005	6/30/2004	$	%
Revenues
Rental Revenues	$19,586	$17,101	$2,485	15%
Rental Related Services	5,811	5,555	256	5%

Rental Operations	25,397	22,656	2,741	12%
Sales	11,185	5,475	5,710	104%
Other	161	109	52	48%

Total Revenues	36,743	28,240	8,503	30%

Gross Profit
Rental Revenues	12,158	10,847	1,311	12%
Rental Related Services	1,891	2,050	(159)	-8%

Rental Operations	14,049	12,897	1,152	9%
Sales	2,439	1,550	889	57%
Other	161	109	52	48%

Total Gross Profit	16,649	14,556	2,093	14%

Pre-tax Income	$10,493	$9,130	$1,363	15%

Other Information
Average Rental Equipment [1]	$329,024	$295,805	$33,219	11%
Average Rental Equipment on Rent [1]	281,787	252,638	29,149	12%
Average Monthly Total Yield [2]	1.98%	1.93%		3%
Average Utilization [3]	85.6%	85.4%		—
Average Monthly Rental Rate [4]	2.32%	2.26%		3%
Period End Rental Equipment [1]	$337,564	$299,770	$37,794	13%
Period End Utilization [3]	85.9%	86.3%		—

[1]	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended June 30, 2005 increased $2.1 million, or 14%, to $16.6 million from $14.5 million for the same period in 2004. For the quarter ended June 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $2.5 million, or 15%, over 2004 due to the continued educational market demand for classrooms. The rental revenue increase resulted from an 11% increase in average rental equipment and a 3% higher average total yield from improved rental rates. As a percentage of rents, depreciation decreased slightly from 12% in 2004 to 11% in 2005 and other direct costs increased from 25% in 2004 to 27% in 2005, resulting in a slightly lower gross margin percentage of 62% in 2005 compared to 63% in 2004. The higher rental revenues resulted in gross profit on rents increasing $1.3 million, or 12%, to $12.2 million from $10.8 million in 2004.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $0.3 million, or 5%, compared to 2004 primarily due to the ongoing demand for classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues and related gross margins were primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2005 as compared to 2004. Higher revenues combined with a gross margin percentage decline to 33% from 37% in 2004, resulted in rental related services gross profit decreasing $0.2 million, or 8%, to $1.9 million from $2.1 million in 2004.

•	Gross Margin on Sales – Sales revenues increased $5.7 million, or 104%, compared to 2004. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Higher sales volume offset by a lower gross margin percentage, 22% in 2005 compared to 28% in 2004, resulted in sales gross profit increasing $0.9 million, or 57%, to $2.4 million from $1.5 million in 2004.

For the quarter ended June 30, 2005, selling and administrative expenses increased $0.6 million, or 13%, to $4.8 million from $4.2 million in the same period in 2004 primarily due to higher personnel and employee benefit costs and represented 24% of rental revenues compared to 25% in 2004. Allocated interest expense for the second quarter of 2005 increased $0.2 million, or 15%, to $1.4 million from $1.2 million for the comparable period in 2004, primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

As a result of the contribution of the acquired TRS assets and operations, TRS-RenTelco had significant quarter over quarter revenue increases for the quarter ended June 30, 2005. Rental revenues for the quarter increased $8.8 million from $8.4 million in 2004 to $17.2 million in 2005 and contributed to the total revenues increase of $13.1 million, or 108%, from $12.2 million in 2004 to $25.3 million in 2005. The significant quarter over quarter revenue increase resulted in a pre-tax income increase of $3.5 million, or 288%, to $4.7 million from $1.2 million for the same period in 2004.

Sequentially, rental revenue increased $0.3 million, or 2%, from $16.9 million in the first quarter of 2005 to $17.2 million in the second quarter of 2005, while related gross profits rose $1.6 million to $6.4 million up from $4.8 million due primarily to lower costs, principally depreciation, which declined $0.9 million from $9.4 million, or 56% of rental revenues, in the first quarter 2005 to $8.5 million, or 50% of rental revenues, in the second quarter 2005 and, to a lesser extent, repair, calibration and other costs which declined $0.4 million. The decline in depreciation resulted from a determination to extend the useful lives on two models of test equipment ($0.6 million), the sale of underutilized equipment ($0.4 million), and some rental equipment becoming fully depreciated ($0.1 million) offset by new equipment purchases ($0.2 million). In addition, higher revenue from equipment sales and an improvement in related gross margins from 25% in the first quarter of 2005 to 31% in the second quarter resulted in a $0.7 million improvement in gross profit on sales from $1.5 million in the first quarter of 2005 to $2.2 million in the second quarter of 2005. The mix of equipment sold largely impacts gross margin percentage on sales. As a result of these increases in both rental and sales results, pre-tax income rose $2.8 million, or 144%, from $1.9 million in the first quarter 2005 to $4.7 million in the second quarter.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco Segment – Q2 2005 compared to Q2 2004

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	6/30/2005	6/30/2004	$	%
Revenues
Rental Revenues	$17,215	$8,459	$8,756	104%
Rental Related Services	424	267	157	59%

Rental Operations	17,639	8,726	8,913	102%
Sales	7,135	3,337	3,798	114%
Other	533	100	433	433%

Total Revenues	25,307	12,163	13,144	108%

Gross Profit
Rental Revenues	6,402	3,733	2,669	71%
Rental Related Services	183	182	1	1%

Rental Operations	6,585	3,915	2,670	68%
Sales	2,191	660	1,531	232%
Other	533	100	433	433%

Total Gross Profit	9,309	4,675	4,634	99%

Pre-tax Income	$4,717	$1,217	$3,500	288%

Other Information
Average Rental Equipment [1]	$149,771	$59,523	$90,248	152%
Average Rental Equipment on Rent [1]	$96,278	$35,436	$60,842	172%
Average Monthly Total Yield [2]	3.83%	4.74%		-19%
Average Utilization [3]	64.3%	59.5%		8%
Average Monthly Rental Rate [4]	5.96%	7.96%		-25%

Period End Rental Equipment [1]	$150,032	$140,464	$9,568	7%
Period End Utilization [3]	66.5%	66.1%		1%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended June 30, 2005 increased $4.6 million, or 99%, to $9.3 million from $4.7 million for the same period in 2004. For the quarter ended June 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $8.8 million, or 104% compared to 2004, primarily due to the impact of the rental revenues associated with the $107.6 million of acquired TRS rental assets on June 2, 2004. Depreciation expense increased $4.7 million, or 123%, primarily due to the acquired TRS rental assets and represented 50% of rental revenues compared to 45% in 2004. Looking forward, the Company currently targets depreciation as a percentage of rents in a range of 47% to 50% and intends to proactively sell underutilized equipment it deems not required to serve future customer demand. Other direct costs of rental operations increased $1.4 million, or 155%, due to increased costs related to the acquired TRS operations and represented 13% of rental revenues compared to 11% in 2004. Higher rental revenues offset by a lower gross margin percentage of 37% in 2005, compared to 44% in 2004, resulted in rental gross profit increasing $2.7 million, or 71%, to $6.4 million from $3.7 million in 2004.

•	Gross Profit on Sales – Sales revenues increased $3.8 million, or 114%, compared to 2004 primarily as a result of the acquired TRS operations. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Higher sales volume, as a result of the TRS acquisition and proactive selling of underutilized equipment, combined with a higher gross margin percentage, 31% in 2005 compared to 20% in 2004, resulted in sales gross profit increasing $1.5 million, or 232%, to $2.2 million from $0.7 million in 2004.

For the quarter ended June 30, 2005, selling and administrative expenses increased $0.8 million, or 25%, to $4.0 million from $3.2 million in the same period in 2004, primarily due to the higher personnel and employee benefit costs of the acquired TRS operation and represented 23% of rental revenues compared to 38% of rental revenues the same period in 2004. Allocated interest expense for the second quarter 2005 increased $0.3 million, or 137%, to $0.6 million from $0.3 million for the same period in 2004, as a result of the higher debt levels of the Company.

Six Months Ended June 30, 2004 Compared to

Six Months Ended June 30, 2005

Overview

Consolidated revenues for the six months ended June 30, 2005 increased $46.1 million, or 65%, to $116.8 million from $70.7 million for the same period in 2004. Consolidated net income for the six months increased $4.8 million, or 40% to $16.6 million, or $0.66 per diluted share, from $11.9 million, or $0.48 per diluted share, for the same period in 2004. The Company’s improved six-month revenues and net income were primarily driven by the continued demand for modular classrooms and the effect of the 2004 acquisition of the TRS assets and operations.

For the six months ended June 30, 2005, on a consolidated basis:

•	Gross profit increased $14.3 million, or 41%, to $49.6 million from $35.3 million for the same period in 2004, with 64% of the increase attributable to TRS-RenTelco as a result of the effect of the acquisition of TRS.

•	Selling and administrative expenses increased $5.3 million, or 39% to $19.0 million from $13.7 million for the same period in 2004, with 51% of the increase attributable to TRS-RenTelco, primarily due to the added personnel and benefit costs of the acquired TRS operation.

•	Interest expense increased $1.7 million, or 86%, to $3.6 million from $1.9 million for the same period in 2004, primarily due to the higher average debt levels in 2005 from funding last year’s acquisition of TRS.

•	Pre-tax income contribution by MMMC was 73% and 25% by TRS-RenTelco compared to 89% and 12%, respectively, for the comparable 2004 period. These results are discussed on a segment basis below.

•	Provision for income taxes was based on an effective tax rate of 38.0%, compared with 39.9% during the same period in 2004. The effective tax rate decrease in 2005 is based on the Company’s estimate that a higher proportion of business will occur outside of California in 2005 due to the acquired TRS operation. Looking forward, although the Company estimates an effective tax rate for 2005 of 38.0% given expected business levels in states with lower tax rates, there can be no assurance that such expected business levels will be achieved, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $22.4 million, or 70%, to $54.1 million compared to $31.7 million in 2004, with 80% of the increase attributable to TRS-RenTelco as a result of the increased operating income before depreciation primarily associated with the acquired TRS assets and operations.

MMMC

For the six months ended June 30, 2005, MMMC’s total revenues increased $12.1 million, or 24%, to $63.5 million over the same period in 2004, primarily due to higher sales and rental revenues associated with the continued educational market demand for classrooms. The increase in revenues led to an increase in pre-tax income of $2.2 million, or 13%, to $19.8 million for the six months ended June 30, 2005 from $17.6 million for the same period in 2004.

The following table summarizes six months over six months results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Six Months 6/30/05 compared to Six Months 6/30/04

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	6/30/2005	6/30/2004	$	%
Revenues
Rental Revenues	$38,612	$33,898	$4,714	14%
Rental Related Services	10,779	9,975	804	8%

Rental Operations	49,391	43,873	5,518	13%
Sales	13,781	7,255	6,526	90%
Other	300	233	67	29%

Total Revenues	63,472	51,361	12,111	24%

Gross Profit
Rental Revenues	24,530	21,580	2,950	14%
Rental Related Services	3,532	3,862	(330)	-9%

Rental Operations	28,062	25,442	2,620	10%
Sales	3,396	2,151	1,245	58%
Other	300	233	67	29%

Total Gross Profit	31,758	27,826	3,932	14%

Pre-tax Income	$19,786	$17,561	$2,225	13%

Other Information
Average Rental Equipment [1]	$326,363	$293,972	$32,391	11%
Average Rental Equipment on Rent [1]	279,693	249,807	29,886	12%
Average Monthly Total Yield [2]	1.97%	1.92%		3%
Average Utilization [3]	85.7%	85.0%		1%
Average Monthly Rental Rate [4]	2.30%	2.26%		2%
Period End Rental Equipment [1]	$337,564	$299,770	$37,794	13%
Period End Utilization [3]	85.9%	86.3%		0%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the six months ended June 30, 2005 increased $3.9 million, or 14%, to $31.8 million from $27.8 million for the same period in 2004. For the six months ended June 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $4.7 million, or 14%, over 2004 due to the continued educational market demand for classrooms. The rental revenue increase resulted from an 11% increase in average rental equipment and a 3% higher average total yield from improved utilization and rental rates. As a percentage of rents, depreciation decreased slightly from 12% in 2004 to 11% in 2005 and other direct costs increased from 24% in 2004 to 25% in 2005, resulting in gross margin percentage of 64% in 2005 and 2004. The higher rental revenues resulted in gross profit on rents increasing $3.0 million, or 14%, to $24.5 million from $21.6 million in 2004.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $0.8 million, or 8%, compared to 2004 primarily due to the ongoing demand for classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues and related gross margins was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2005 as compared to 2004. Higher revenues were offset by a decline in gross margin percentage to 33% from 39% in 2004, which resulted in rental related services gross profit decreasing $0.3 million, or 9%, to $3.5 million from $3.8 million in 2004.

•	Gross Margin on Sales – Sales revenues increased $6.5 million, or 90%, compared to 2004. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume offset by a lower gross margin percentage, 25% in 2005 compared to 30% in 2004, resulted in sales gross profit increasing $1.2 million, or 58%, to $3.4 million from $2.2 million in 2004.

For the six months ended June 30, 2005, selling and administrative expenses increased $0.9 million, or 10%, to $9.4 million from $8.5 million in the same period in 2004 primarily due to higher personnel and employee benefit costs and represented 24% of rental revenues compared to 25% in 2004. Allocated interest expense for the six months ended June 30, 2005 increased $0.9 million, or 51%, to $2.6 million from $1.7 million for the comparable period in 2004, primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

As a result of the contribution of the acquired TRS assets and operations, TRS-RenTelco had significant revenue increases for the six months ended June 30, 2005. Rental revenues for the six months increased $22.5 million from $11.6 million in 2004 to $34.1 million in 2005 and contributed to the total revenues increase of $31.6 million, or 179%, from $17.6 million in 2004 to $49.2 million in 2005. The significant six month revenue increase resulted in a pre-tax income increase of $4.3 million, or 187%, to $6.7 million from $2.3 million for the same period in 2004.

The following table summarizes six month results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco Segment – Six Months 6/30/05 compared to Six Months 6/30/04

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	6/30/2005	6/30/2004	$	%
Revenues
Rental Revenues	$34,148	$11,685	$22,463	192%
Rental Related Services	731	391	340	87%

Rental Operations	34,879	12,076	22,803	189%
Sales	13,219	5,346	7,873	147%
Other	1,126	205	921	449%

Total Revenues	49,224	17,627	31,597	179%

Gross Profit
Rental Revenues	11,179	5,118	6,061	118%
Rental Related Services	246	239	7	3%

Rental Operations	11,425	5,357	6,068	113%
Sales	3,683	1,479	2,204	149%
Other	1,126	205	921	449%

Total Gross Profit	16,234	7,041	9,193	131%

Pre-tax Income	$6,653	$2,322	$4,331	187%

Other Information
Average Rental Equipment [1]	$149,720	$48,477	$101,243	209%
Average Rental Equipment on Rent [1]	$94,501	$26,896	$67,605	251%
Average Monthly Total Yield [2]	3.80%	4.02%		-5%
Average Utilization [3]	63.1%	55.5%		14%
Average Monthly Rental Rate [4]	6.02%	7.24%		-17%

Period End Rental Equipment [1]	$150,032	$140,464	$9,568	7%
Period End Utilization [3]	66.5%	66.1%		1%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the six months ended June 30, 2005 increased $9.2 million, or 131%, to $16.2 million from $7.0 million for the same period in 2004. For the six months ended June 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $22.5 million, or 192% compared to 2004, primarily due to the impact of the rental revenues associated with the $107.6 million of acquired TRS rental assets on June 2, 2004. Depreciation expense increased $12.8 million, or 253%, due to the acquired TRS rental assets and represented 53% of rental revenues compared to 44% in 2004. Looking forward, the Company currently targets depreciation as a percentage of rents in a range of 47% to 50% and intends to proactively sell underutilized equipment it deems not required to serve future customer demand. Other direct costs of rental operations increased $3.6 million, or 240%, due to increased costs related to the acquired TRS operations and represented 15% of rental revenues compared to 13% in 2004. Higher rental revenues offset by a lower gross margin percentage of 33% in 2005, compared to 44% in 2004, resulted in rental gross profit increasing $6.1 million, or 118%, to $11.2 million from $5.1 million in 2004.

•	Gross Profit on Sales – Sales revenues increased $7.9 million, or 147%, compared to 2004 primarily as a result of the acquired TRS operations. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume in 2005, as a result of the TRS acquisition and proactive selling of underutilized equipment, resulted in sales gross profit increasing $2.2 million, or 149%, to $3.7 million from $1.5 million in 2004. Gross margin percentage was 28% in 2005 and 2004.

For the six months ended June 30, 2005, selling and administrative expenses increased $4.0 million, or 91%, to $8.4 million from $4.4 million in the same period in 2004, primarily due to the higher personnel and employee benefit costs of the acquired TRS operation and represented 25% of rental revenues compared to 38% of rental revenues for the same period in 2004. Allocated interest expense for the six months ended June 30, 2005 increased $0.9 million, or 271%, to $1.2 million from $0.3 million for the same period in 2004, as a result of the higher debt levels of the Company.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2005 compared to the same period in 2004 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $25.7 million, an increase of 29%, during the six months ended June 30, 2005 as compared to $19.9 million during the same period in 2004. The $5.8 million increase in net cash provided by operating activities was primarily attributable to an increase in operating income before depreciation related to the TRS acquired assets and operations.

Cash Flow from Investing Activities: Net cash used in investing activities was $34.9 million for the six months ended June 30, 2005 as compared to $136.3 million for the same period in 2004. The $101.4 million decrease in net cash used in investing activities was primarily due to the $118.4 million cash used in the acquisition of TRS assets in 2004. In addition, rental equipment purchases increased $23.0 million to $49.3 million in 2005 from $26.3 million in 2004 to support expected customer demand, and proceeds from the sale of rental equipment occurring in the normal course of business increased $6.7 million to $15.5 million from $8.8 million during the same period in 2004.

Cash Flow from Financing Activities: Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2005, compared to $117.0 million during the same period in 2004. For the six months ended June 30, 2005, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $14.1 million, payment of dividends to shareholders of $6.1 million and net proceeds from the exercise of stock options of $1.7 million. For the six months ended June 30, 2004, net cash provided by financing activities were primarily related to the financing of the TRS acquisition of $118.4 million and were impacted to a lesser extent by the proceeds from the exercise of stock options of $0.9 million and payment of dividends to shareholders of $5.1 million. In conjunction with the financing of the TRS acquisition, the Company prepaid the remaining $16.0 million of its 6.44% senior notes and completed a private placement of $60.0 million 5.08% senior notes during the second quarter 2004.

The Company had total liabilities to equity ratios of 1.83 to 1 and 1.84 to 1 as of June 30, 2005 and December 31, 2004, respectively. The debt (notes payable) to equity ratios were 0.93 to 1 as of June 30, 2005 and 0.91 to 1 as of December 31, 2004. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At June 30, 2005, the Company had unsecured lines of credit that permit it to borrow up to $135.0 million of which $106.0 million was outstanding. In July 2005, the Company extended its unsecured lines of credit one additional year through June 30, 2008 and increased the borrowing capacity $60.0 million to $195.0 million.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 2005 and 2004, there were no repurchases. As of August 3, 2005, 2,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2005 and beyond will be adequately met by operating cash flow and bank borrowings.

ITEM 3.	MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of June 30, 2005, the Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in 2004 in conjunction with the TRS acquisition. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. For the six months ended June 30, 2005, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of the Canadian operations, the Company does not expect to incur significant foreign exchange gains and losses for the remainder of 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Dividends

On May 19, 2005, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on June 2, 2005 regarding the retirement of the Company’s Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2005	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer
Vice President and Chief Financial Officer
(Chief Accounting Officer)