Form 10-Q
period 2005-09-30
MCGRATH RENTCORP
filed 2005-11-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005	Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐     No  ☒

At November 3, 2005, 24,781,148 shares of Registrant’s Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2005, and the related statements of income for the three-month periods ended September 30, 2005 and 2004, and the statements of income and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

San Francisco, CA

November 1, 2005

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
REVENUES
Rental	$39,240	$37,113	$112,000	$82,696
Rental Related Services	6,929	6,613	18,439	16,958

Rental Operations	46,169	43,726	130,439	99,654
Sales	30,986	28,208	62,093	42,489
Other	607	606	2,033	1,065

Total Revenues	77,762	72,540	194,565	143,208

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	10,763	11,589	33,090	20,725
Rental Related Services	4,474	3,981	12,206	10,246
Other	7,338	7,465	22,062	17,214

Total Direct Costs of Rental Operations	22,575	23,035	67,358	48,185
Costs of Sales	22,767	22,496	45,175	32,729

Total Costs	45,342	45,531	112,533	80,914

Gross Profit	32,420	27,009	82,032	62,294
Selling and Administrative	10,543	9,641	29,524	23,294

Income from Operations	21,877	17,368	52,508	39,000
Interest	2,095	1,576	5,726	3,524

Income Before Provision for Income Taxes	19,782	15,792	46,782	35,476
Provision for Income Taxes	7,517	6,301	17,777	14,155

Income Before Minority Interest	12,265	9,491	29,005	21,321
Minority Interest in Income of Subsidiary	194	111	291	82

Net Income	$12,071	$9,380	$28,714	$21,239

Earnings Per Share:
Basic	$0.49	$0.39	$1.17	$0.87
Diluted	$0.48	$0.38	$1.14	$0.86
Shares Used in Per Share Calculation:
Basic	24,678	24,354	24,626	24,304
Diluted	25,382	24,842	25,255	24,716

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash	$262	$189
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2005 and $900 in 2004	74,210	53,846
Rental Equipment, at cost:
Relocatable Modular Buildings	388,814	339,537
Electronic Test Instruments	152,474	149,437

	541,288	488,974
Less Accumulated Depreciation	(150,118)	(131,186)

Rental Equipment, net	391,170	357,788

Property, Plant and Equipment, net	47,625	47,750
Prepaid Expenses and Other Assets	16,140	14,707

Total Assets	$529,407	$474,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$154,623	$151,888
Accounts Payable and Accrued Liabilities	52,936	39,460
Deferred Income	32,656	24,377
Minority Interest in Subsidiary	3,228	2,937
Deferred Income Taxes, net	97,031	88,730

Total Liabilities	340,474	307,392

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Outstanding — 24,775 shares in 2005 and 24,543 shares in 2004	25,285	21,586
Retained Earnings	163,648	145,302

Total Shareholders’ Equity	188,933	166,888

Total Liabilities and Shareholders’ Equity	$529,407	$474,280

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,714	$21,239
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	34,809	22,185
Provision for Doubtful Accounts	628	228
Gain on Sale of Rental Equipment	(7,123)	(5,251)
Change In:
Accounts Receivable	(20,992)	(17,189)
Prepaid Expenses and Other Assets	(1,433)	(3,147)
Accounts Payable and Accrued Liabilities	8,524	9,325
Deferred Income	8,279	6,355
Deferred Income Taxes	8,301	7,198

Net Cash Provided by Operating Activities	59,707	40,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TRS	—	(120,209)
Purchase of Rental Equipment	(77,119)	(46,162)
Purchase of Property, Plant and Equipment	(1,593)	(566)
Proceeds from Sale of Rental Equipment	22,242	18,531

Net Cash Used in Investing Activities	(56,470)	(148,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	2,735	55,733
Borrowings Under Private Placement	—	60,000
Proceeds from the Exercise of Stock Options, net	3,699	1,545
Payment of Dividends	(9,598)	(7,773)

Net Cash Provided by (Used in) Financing Activities	(3,164)	109,505

Net Increase in Cash	73	2,042
Cash Balance, beginning of period	189	4

Cash Balance, end of period	$262	$2,046

Interest Paid, during the period	$4,907	$3,155

Income Taxes Paid, during the period	$12,934	$6,956

Dividends Declared, not yet paid	$3,469	$2,686

Rental Equipment Acquisitions, not yet paid	$10,099	$5,930

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE 1.	CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three and nine months ended September 30, 2005 and 2004 have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three and nine months ended September 30, 2005 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004
Net Income, as reported	$28,714	$21,239
Pro Forma Compensation Charge	(1,182)	(576)

Pro Forma Net Income	27,532	20,663

Earnings Per Share:
Basic – as reported	$1.17	$0.87
Basic – pro forma	1.12	0.85
Diluted – as reported	$1.14	$0.86
Diluted – pro forma	1.09	0.84

NOTE 3.	NEW ACCOUNTING PRONOUNCEMENT – STOCK OPTION EXPENSING

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

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2005 and 2004 was 704,045 and 488,315 additional shares, respectively, and for the nine months ended September 30, 2005 and 2004 was 628,599 and 459,605 additional shares, respectively. As of September 30, 2005 and 2004, stock options to purchase 42,000 and 45,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

NOTE 5.	NOTES PAYABLE

In July 2005, the Company increased its unsecured line of credit agreement (the “Agreement”) from $130.0 million to $190.0 million and extended the Agreement through June 30, 2008. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (which means that restricted equity as defined in the Agreement at September 30, 2005 was $159.9 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios during specified periods of the Agreement. In addition to the $190.0 million unsecured line of credit, the Company extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2008. The Company was in compliance with all covenants related to the Agreement and has the capacity to borrow up to an additional $100.4 million under the bank lines of credit as of September 30, 2005.

NOTE 6.	SUBSEQUENT EVENT

In October 2005, the Company completed the purchase of 122 acres of land in Polk County, Florida for $8.1 million. The land will be developed for use as a sales office and inventory center to repair, refurbish and store modular rental equipment.

NOTE 7.	BUSINESS SEGMENTS

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies of the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2005 and 2004 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex	Consolidated
Nine Months Ended September 30,
2005
Rental Revenues	$59,498	$52,502	$—	$112,000
Rental Related Services Revenues	17,449	990	—	18,439
Sales and Other Revenues	35,193	20,596	8,337	64,126
Total Revenues	112,140	74,088	8,337	194,565
Depreciation of Rental Equipment	6,814	26,276	—	33,090
Gross Profit	52,582	26,251	3,199	82,032
Interest Expense (Income) Allocation	4,089	1,810	(173)	5,726
Income before Provision for Income Taxes	33,401	11,721	1,660	46,782
Rental Equipment Acquisitions	55,132	25,518	—	80,650
Accounts Receivable, net (period end)	48,673	18,209	7,328	74,210
Rental Equipment, at cost (period end)	388,814	152,474	—	541,288
Rental Equipment, net book value (period end)	290,309	100,861	—	391,170
Utilization (period end) [1]	84.1%	70.9%
Average Utilization [1]	85.3%	64.9%

2004
Rental Revenues	$52,314	$30,382	$—	$82,696
Rental Related Services Revenues	16,239	719	—	16,958
Sales and Other Revenues	22,381	13,324	7,849	43,554
Total Revenues	90,934	44,425	7,849	143,208
Depreciation of Rental Equipment	6,201	14,524	—	20,725
Gross Profit	44,284	16,345	1,665	62,294
Interest Expense (Income) Allocation	2,802	834	(112)	3,524
Income before Provision for Income Taxes	28,089	6,831	556	35,476
Rental Equipment Acquisitions	33,220	124,599	—	157,819
Accounts Receivable, net (period end)	38,910	20,816	3,013	62,739
Rental Equipment, at cost (period end)	330,818	146,938	—	477,756
Rental Equipment, net book value (period end)	238,659	117,201	—	355,860
Utilization (period end) [1]	86.3%	65.2%
Average Utilization [1]	85.4%	60.6%

[1]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2005 and 2004. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary that manufactures modular classrooms. For the nine months ended September 30, 2005, MMMC, TRS-RenTelco and Enviroplex contributed 71%, 25% and 4% of the Company’s pre-tax income, respectively, compared to 79%, 19% and 2% for the comparable 2004 period. Although managed as a separate business unit, Enviroplex’s revenues, pre-tax income contribution and total assets are not significant relative to the Company’s consolidated financial position and results of operations.

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

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA herein as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other noncash expenses. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to EBITDA, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States, nor as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission’s Regulation G, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three, nine and twelve months ended September 30, 2005 and 2004.

Reconciliation of Net Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2005	2004	2005	2004	2005	2004
Net Income	$12,071	$9,380	$28,714	$21,239	$37,472	$28,258
Minority Interest in Income of Subsidiary	194	111	291	82	256	163
Provision for Income Taxes	7,517	6,301	17,777	14,155	22,465	18,868
Interest	2,095	1,576	5,726	3,524	7,389	4,107

Income from Operations	21,877	17,368	52,508	39,000	67,582	51,396
Depreciation and Amortization	11,332	12,073	34,809	22,185	47,125	25,937
Noncash Compensation Expense	—	—	—	—	57	112

EBITDA [1]	$33,209	$29,441	$87,317	$61,185	$114,764	$77,445

EBITDA Margin [2]	43%	41%	45%	43%	45%	43%
Funded Debt to EBITDA [3]					1.35	2.10

[1]	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other noncash expenses.

[2]	EBITDA margin is calculated as EBITDA divided by total revenues for the period.

[3]	Funded debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides, to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classrooms. At this time the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of the reduced or expected reduction in funding of public schools in the State of California. In California, we have benefited from the need to modernize schools and the bond measure funding available to do so. At this time, it appears unlikely that there will be a statewide facilities bond measure placed on the ballot in California in 2006 to further support the modernization and reconstruction of public schools. We are continuing to monitor remaining state bond monies available for modernization and reconstruction needs and related project demand and its timing. We are also monitoring survey results, facilities coalitions’ efforts and any legislative action related to placing a statewide facilities bond measure on either the March or November 2006 ballots. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by California public schools may have a material adverse effect on both rental and sales revenues of the Company.

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

The Company’s rental operations revenues for the nine months ended September 30, 2005 and 2004 include rental and rental related service revenues, which comprised approximately 67% and 70%, respectively, of the Company’s consolidated revenues. Of the total rental operations revenues for the nine months ended September 30, 2005 and 2004, modulars comprised 59% and 69%, respectively, and electronics comprised 41% and 31%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the nine months ended September 30, 2005 and 2004, sales and other revenues of both modular and electronic test equipment have comprised approximately 33% and 30%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2005 and 2004, modulars comprised 68% and 69%, respectively, and electronics comprised 32% and 31%, respectively. The Company’s cost of sales include the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

Recent Developments

In October 2005, the Company completed the purchase of 122 acres of land in Polk County, Florida for $8.1 million. The land will be developed for the use as a sales office and inventory center to repair, refurbish and store modular rental equipment.

In July 2005, the Company amended its existing lines of credit to increase the borrowing capacity from $135.0 million to $195.0 million and extended the expiration date to June 30, 2008.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to

Three Months Ended September 30, 2005

Overview

Consolidated revenues for the quarter ended September 30, 2005 increased $5.2 million, or 7%, to $77.8 million from $72.5 million for the same period in 2004. Consolidated net income for the quarter increased $2.7 million, or 29% to $12.1 million, or $0.48 per diluted share, from $9.4 million, or $0.38 per diluted share, for the same period in 2004.

For the quarter ended September 30, 2005, on a consolidated basis:

•	Gross profit increased $5.4 million, or 20%, to $32.4 million from $27.0 million for the same period in 2004, with 81% of the increase attributable to MMMC, driven by the continued demand for modular classrooms.

•	Selling and administrative expenses increased $0.9 million, or 9% to $10.5 million from $9.6 million for the same period in 2004, primarily attributable to higher professional fees ($0.4 million) and bad debt expense ($0.4 million).

•	Interest expense increased $0.5 million, or 33%, to $2.1 million from $1.6 million for the same period in 2004, primarily due to 34% higher average interest rates in 2005.

•	Pre-tax income contribution by MMMC was 69% and 26% by TRS-RenTelco compared to 67% and 29%, respectively, for the comparable 2004 period. These results are discussed on a segment basis below.

•	Provision for income taxes was based on an effective tax rate of 38.0%, compared with 39.9% during the same period in 2004. The effective tax rate decrease in 2005 is based on the Company’s estimate that a higher proportion of business will occur outside of California in 2005 due to the acquired TRS operation. Looking forward, although the Company estimates an effective tax rate for 2005 of 38.0% given expected business levels in states with lower tax rates, there can be no assurance that such expected business levels will be achieved, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $3.8 million, or 13%, to $33.2 million compared to $29.4 million in 2004, with the increase attributable to MMMC’s increased operating income before depreciation due to increased gross profit on rents and sales of modular classrooms.

MMMC

For the quarter ended September 30, 2005, MMMC’s total revenues increased $9.1 million, or 23%, to $48.7 million over the same period in 2004, primarily due to higher sales and rental revenues associated with the continued educational market demand for classrooms. The increase in revenues led to an increase in pre-tax income of $3.1 million, or 29%, to $13.6 million for the quarter from $10.5 million for the same period in 2004.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Q3 2005 compared to Q3 2004

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	9/30/2005	9/30/2004	$	%
Revenues
Rental	$20,886	$18,416	$2,470	13%
Rental Related Services	6,670	6,264	406	6%

Rental Operations	27,556	24,680	2,876	12%
Sales	20,949	14,789	6,160	42%
Other	163	104	59	57%

Total Revenues	48,668	39,573	9,095	23%

Gross Profit
Rental	13,263	10,846	2,417	22%
Rental Related Services	2,487	2,602	(115)	-4%

Rental Operations	15,750	13,448	2,302	17%
Sales	4,911	2,906	2,005	69%
Other	163	104	59	57%

Total Gross Profit	20,824	16,458	4,366	27%

Pre-tax Income	$13,615	$10,528	$3,087	29%

Other Information
Average Rental Equipment [1]	$348,115	$306,953	$41,162	13%
Average Rental Equipment on Rent [1]	294,903	264,740	30,163	11%
Average Monthly Total Yield [2]	2.00%	2.00%		—
Average Utilization [3]	84.7%	86.2%		-2%
Average Monthly Rental Rate [4]	2.36%	2.32%		2%
Period End Rental Equipment [1]	$360,168	$313,691	$46,477	15%
Period End Utilization [3]	84.1%	86.3%		-3%
Period End Floors	22,887	20,387		12%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended September 30, 2005 increased $4.4 million, or 27%, to $20.8 million from $16.5 million for the same period in 2004. For the quarter ended September 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents - Rental revenues increased $2.5 million, or 13%, over 2004 due to the continued educational market demand for classrooms. The rental revenue increase resulted from an 13% increase in average rental equipment with total yield remaining at 2.00% due to lower utilization offset by improved rental rates. As a percentage of rents, depreciation was 12% in 2004 and 2005 with other direct costs decreasing from 29% in 2004 to 25% in 2005, resulting in a higher gross margin percentage of 63% in 2005 compared to 59% in 2004. The higher rental revenues and improved gross margin percentage resulted in gross profit on rents increasing $2.4 million, or 22%, to $13.3 million from $10.8 million in 2004.

•	Gross Profit on Rental Related Services - Rental related services revenues increased $0.4 million, or 6%, compared to 2004 primarily due to the ongoing demand for classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues and related gross margins were primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2005 as compared to 2004. Higher revenues combined with a gross margin percentage decline to 37% from 42% in 2004, resulted in rental related services gross profit decreasing $0.1 million, or 4%, to $2.5 million from $2.6 million in 2004.

•	Gross Profit on Sales – Sales revenues increased $6.2 million, or 42%, compared to 2004 primarily due to a few, large sale projects in 2005 compared to 2004. In 2005, there were three large sale projects totaling $11.7 million, of which $5.8 million were related to damages caused by the recent hurricanes. The large sale projects recognized in the quarter are of a similar nature as the single sale project of $9.3 million recognized in the third quarter of 2004. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. As of September 30, 2005, MMMC’s backlog of sale projects related to the recent hurricanes totaled $8.5 million and will be recognized during the fourth quarter 2005. Looking forward, MMMC anticipates additional hurricane related rental and sale opportunities. Higher sales volume and higher gross margin percentage, 23% in 2005 compared to 20% in 2004, resulted in sales gross profit increasing $2.0 million, or 69%, to $4.9 million from $2.9 million in 2004.

For the quarter ended September 30, 2005, selling and administrative expenses increased $0.9 million, or 18%, to $5.7 million from $4.8 million in the same period in 2004 primarily due to higher personnel and employee benefit costs and represented 27% of rental revenues compared to 26% in 2004. Allocated interest expense for the third quarter of 2005 increased $0.4 million, or 38%, to $1.5 million from $1.1 million for the comparable period in 2004, as a result of the Company’s higher average interest rates in 2005.

TRS-RenTelco

For the quarter ended September 30, 2005, TRS-RenTelco’s total revenues decreased $1.9 million, or 7%, to $24.9 million over the same period in 2004, primarily due to lower sales and rental revenues. Despite the decrease in revenues, pre-tax income increased $0.6 million, or 12%, to $5.1 million for the quarter from $4.5 million for the same period in 2004 primarily due to higher rental gross profit.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco Segment – Q3 2005 compared to Q3 2004

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	9/30/2005	9/30/2004	$	%
Revenues
Rental	$18,354	$18,697	$(343)	-2%
Rental Related Services	259	349	(90)	-26%

Rental Operations	18,613	19,046	(433)	-2%
Sales	5,807	7,250	(1,443)	-20%
Other	444	502	(58)	-12%

Total Revenues	24,864	26,798	(1,934)	-7%

Gross Profit
Rental	7,876	7,213	663	9%
Rental Related Services	(32)	30	(62)	-207%

Rental Operations	7,844	7,243	601	8%
Sales	1,729	1,559	170	11%
Other	444	502	(58)	-12%

Total Gross Profit	10,017	9,304	713	8%

Pre-tax Income	$5,068	$4,509	$559	12%

Other Information
Average Rental Equipment [1]	$151,250	$142,809	$8,441	6%
Average Rental Equipment on Rent [1]	$103,281	$92,880	$10,401	11%
Average Monthly Total Yield [2]	4.04%	4.36%		-7%
Average Utilization [3]	68.3%	65.0%		5%
Average Monthly Rental Rate [4]	5.92%	6.71%		-11%
Period End Rental Equipment [1]	$151,250	$145,718	$5,532	4%
Period End Utilization [3]	70.9%	65.2%		9%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2005 increased $0.7 million, or 8%, to $10.0 million from $9.3 million for the same period in 2004. For the quarter ended September 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – The combination of rental revenues declining $0.3 million, or 2%, as compared to 2004, and depreciation expense declining $1.1 million, or 12%, resulted in gross profit on rents increasing $0.7 million, or 9%, to $7.9 million as compared to the same period in 2004. The decrease in depreciation was due to the determination in April 2005 to extend the useful lives on two models of test equipment (quarterly impact of $0.6 million) and the net impact of selling underutilized equipment and rental equipment becoming fully depreciated, offset by new equipment purchases. Depreciation as a percentage of rents was 45% in 2005 and 51% in 2004. Looking forward, the Company currently targets depreciation as a percentage of rents in a range of 40% to 42% and intends to proactively sell underutilized equipment it deems not required to serve future customer demand. Other direct costs of rental operations increased $0.1 million, or 4%, due to slightly higher repair and calibration costs in 2005 compared to the same period in 2004.

•	Gross Profit on Sales – Sales revenues decreased $1.4 million, or 20%, compared to 2004. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Lower sales volume was offset by higher gross margin percentage, 30% in 2005 compared to 22% in 2004, resulted in sales gross profit increasing $0.2 million, or 11%, to $1.7 million from $1.5 million in 2004.

For the quarter ended September 30, 2005, selling and administrative expenses were $4.3 million in both 2005 and 2004. Allocated interest expense for the third quarter 2005 increased $0.1 million, or 23%, to $0.6 million from $0.5 million for the same period in 2004, as a result of the Company’s higher average interest rates in 2005.

Nine Months Ended September 30, 2004 Compared to

Nine Months Ended September 30, 2005

Overview

Consolidated revenues for the nine months ended September 30, 2005 increased $51.4 million, or 36%, to $194.6 million from $143.2 million for the same period in 2004. Consolidated net income for the nine months increased $7.5 million, or 35% to $28.7 million, or $1.14 per diluted share, from $21.2 million, or $0.86 per diluted share, for the same period in 2004. The Company’s improved nine-month revenues and net income were primarily driven by the continued demand for modular classrooms and the effect of the acquisition of the TRS assets and operations on June 2, 2004. The Company’s nine-month revenue and net income for the period ended September 30, 2004 reflect the impact of TRS’s operations from June 2, 2004.

For the nine months ended September 30, 2005, on a consolidated basis:

•	Gross profit increased $19.7 million, or 32%, to $82.0 million from $62.3 million for the same period in 2004, with 50% of the increase attributable to TRS-RenTelco as a result of the effect of the acquisition of TRS.

•	Selling and administrative expenses increased $6.2 million, or 27% to $29.5 million from $23.3 million for the same period in 2004, with 65% of the increase attributable to TRS-RenTelco, primarily due to the added personnel and benefit costs of the acquired TRS operation.

•	Interest expense increased $2.2 million, or 62%, to $5.7 million from $3.5 million for the same period in 2004, primarily due to the higher average debt levels in 2005 from funding the acquisition of TRS.

•	Pre-tax income contribution by MMMC was 71% and 25% by TRS-RenTelco compared to 79% and 19%, respectively, for the comparable 2004 period. These results are discussed on a segment basis below.

•	Provision for income taxes was based on an effective tax rate of 38.0%, compared with 39.9% during the same period in 2004. The effective tax rate decrease in 2005 is based on the Company’s estimate that a higher proportion of business will occur outside of California in 2005 due to the acquired TRS operation. Looking forward, although the Company estimates an effective tax rate for 2005 of 38.0% given expected business levels in states with lower tax rates, there can be no assurance that such expected business levels will be achieved, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $26.1 million, or 43%, to $87.3 million compared to $61.2 million in 2004, with 67% of the increase attributable to TRS-RenTelco as a result of the increased operating income before depreciation primarily associated with the acquired TRS assets and operations.

MMMC

For the nine months ended September 30, 2005, MMMC’s total revenues increased $21.2 million, or 23%, to $112.1 million over the same period in 2004, primarily due to higher sales and rental revenues associated with the continued educational market demand for classrooms. The increase in revenues led to an increase in pre-tax income of $5.3 million, or 19%, to $33.4 million for the nine months ended September 30, 2005 from $28.1 million for the same period in 2004.

The following table summarizes nine months over nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Nine Months 9/30/05 compared to Nine Months 9/30/04

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	9/30/2005	9/30/2004	$	%
Revenues
Rental	$59,498	$52,314	$7,184	14%
Rental Related Services	17,449	16,239	1,210	7%

Rental Operations	76,947	68,553	8,394	12%
Sales	34,730	22,044	12,686	58%
Other	463	337	126	37%

Total Revenues	112,140	90,934	21,206	23%

Gross Profit
Rental	37,793	32,426	5,367	17%
Rental Related Services	6,019	6,464	(445)	-7%

Rental Operations	43,812	38,890	4,922	13%
Sales	8,307	5,057	3,250	64%
Other	463	337	126	37%

Total Gross Profit	52,582	44,284	8,298	19%

Pre-tax Income	$33,401	$28,089	$5,312	19%

Other Information
Average Rental Equipment [1]	$333,944	$298,585	$35,359	12%
Average Rental Equipment on Rent [1]	284,737	254,877	29,860	12%
Average Monthly Total Yield [2]	1.98%	1.95%		2%
Average Utilization [3]	85.3%	85.4%		—
Average Monthly Rental Rate [4]	2.32%	2.28%		2%
Period End Rental Equipment [1]	$360,168	$313,691	$46,477	15%
Period End Utilization [3]	84.1%	86.3%		-3%
Period End Floors	22,887	20,387		12%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the nine months ended September 30, 2005 increased $8.3 million, or 19%, to $52.6 million from $44.3 million for the same period in 2004. For the nine months ended September 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents - Rental revenues increased $7.2 million, or 14%, over 2004 due to the continued educational market demand for classrooms. The rental revenue increase resulted from a 12% increase in average rental equipment and a 2% higher average total yield from improved rental rates. As a percentage of rents, depreciation was 12% in 2004 and 2005 and other direct costs decreased from 26% in 2004 to 25% in 2005, resulting in higher gross margin percentage of 63% in 2005 compared to 62% in 2004. The higher rental revenues resulted in gross profit on rents increasing $5.4 million, or 17%, to $37.8 million from $32.4 million in 2004.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 7%, compared to 2004 primarily due to the ongoing demand for classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues and related gross margins was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2005 as compared to 2004. Higher revenues were offset by a decline in gross margin percentage to 35% from 40% in 2004, which resulted in rental related services gross profit decreasing $0.4 million, or 7%, to $6.0 million from $6.4 million in 2004.

•	Gross Profit on Sales – Sales revenues increased $12.7 million, or 58%, compared to 2004. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. In 2005, a number of large sale projects have accounted for a significant portion of MMMC’s sales revenues, which include $5.8 million of sales related to damages caused by the recent hurricanes in the third quarter 2005. The large sale projects recognized in the quarter are of a similar nature as the single sale project of $9.3 million recognized in the third quarter of 2004. As of September 30, 2005, MMMC’s backlog of sale projects related to the recent hurricanes totaled $8.5 million and will be recognized during the fourth quarter 2005. Looking forward, MMMC anticipates additional hurricane related rental and sale opportunities. Higher sales volume and higher gross margin percentage, 24% in 2005 compared to 23% in 2004, resulted in sales gross profit increasing $3.3 million, or 64%, to $8.3 million from $5.0 million in 2004.

For the nine months ended September 30, 2005, selling and administrative expenses increased $1.8 million, or 13%, to $15.1 million from $13.3 million in the same period in 2004 primarily due to higher personnel and employee benefit costs and represented 25% of rental revenues compared to 26% in 2004. Allocated interest expense for the nine months ended September 30, 2005 increased $1.3 million, or 46%, to $4.1 million from $2.8 million for the comparable period in 2004, primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

As a result of the contribution of the acquired TRS assets and operations, TRS-RenTelco had significant revenue increases for the nine months ended September 30, 2005. Rental revenues for the nine months increased $22.1 million from $30.4 million in 2004 to $52.5 million in 2005 and contributed to the total revenues increase of $29.7 million, or 67%, from $44.4 million in 2004 to $74.1 million in 2005. The significant nine-month revenue increase resulted in a pre-tax income increase of $4.9 million, or 72%, to $11.7 million from $6.8 million for the same period in 2004.

The following table summarizes nine-month results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco Segment – Nine Months 9/30/05 compared to Nine Months 9/30/04

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	9/30/2005	9/30/2004	$	%
Revenues
Rental	$52,502	$30,382	$22,120	73%
Rental Related Services	990	719	271	38%

Rental Operations	53,492	31,101	22,391	72%
Sales	19,026	12,596	6,430	51%
Other	1,570	728	842	116%

Total Revenues	74,088	44,425	29,663	67%

Gross Profit
Rental	19,055	12,331	6,724	55%
Rental Related Services	214	248	(34)	-14%

Rental Operations	19,269	12,579	6,690	53%
Sales	5,412	3,038	2,374	78%
Other	1,570	728	842	116%

Total Gross Profit	26,251	16,345	9,906	61%

Pre-tax Income	$11,721	$6,831	$4,890	72%

Other Information
Average Rental Equipment [1]	$150,301	$77,011	$73,290	95%
Average Rental Equipment on Rent [1]	$97,488	$46,699	$50,789	109%
Average Monthly Total Yield [2]	3.88%	4.38%		-12%
Average Utilization [3]	64.9%	60.6%		7%
Average Monthly Rental Rate [4]	5.98%	7.23%		-17%
Period End Rental Equipment [1]	$151,250	$145,718	$5,532	4%
Period End Utilization [3]	70.9%	65.2%		9%

[1]	Average and period end rental equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average monthly total yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average monthly rental rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2005 increased $9.9 million, or 61%, to $26.3 million from $16.3 million for the same period in 2004. For the nine months ended September 30, 2005 compared to the same period in 2004:

•	Gross Profit on Rents – Rental revenues increased $22.1 million, or 73% compared to 2004, primarily due to the impact of the rental revenues associated with the $107.6 million of acquired TRS rental assets on June 2, 2004. Depreciation expense increased $11.8 million, or 81%, due to the acquired TRS rental assets and represented 50% of rental revenues compared to 48% in 2004. Looking forward, the Company currently targets depreciation as a percentage of rents in a range of 40% to 42% and intends to proactively sell underutilized equipment it deems not required to serve future customer demand. Other direct costs of rental operations increased $3.6 million, or 103%, due to increased costs related to the acquired TRS operations and represented 14% of rental revenues compared to 12% in 2004. Higher rental revenues slightly offset by a lower gross margin percentage of 36% in 2005, compared to 41% in 2004, resulted in rental gross profit increasing $6.7 million, or 55%, to $19.1 million from $12.3 million in 2004.

•	Gross Profit on Sales – Sales revenues increased $6.4 million, or 51%, compared to 2004 primarily as a result of the acquired TRS operations. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume in 2005, as a result of the TRS acquisition and proactive selling of underutilized equipment, resulted in sales gross profit increasing $2.4 million, or 78%, to $5.4 million from $3.0 million in 2004. Gross margin percentage was 28% in 2005 compared to 24% in 2004.

For the nine months ended September 30, 2005, selling and administrative expenses increased $4.0 million, or 47%, to $12.7 million from $8.7 million in the same period in 2004, primarily due to the higher personnel and employee benefit costs of the acquired TRS operation and represented 24% of rental revenues compared to 29% of rental revenues for the same period in 2004. Allocated interest expense for the nine months ended September 30, 2005 increased $1.0 million, or 117%, to $1.8 million from $0.8 million for the same period in 2004, as a result of the higher debt levels of the Company.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2005 compared to the same period in 2004 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $59.7 million, an increase of 46%, during the nine months ended September 30, 2005 as compared to $40.9 million during the same period in 2004. The $18.8 million increase in net cash provided by operating activities was primarily attributable to an increase in operating income before depreciation related to the TRS acquired assets and operations.

Cash Flow from Investing Activities: Net cash used in investing activities was $56.5 million for the nine months ended September 30, 2005 as compared to $148.4 million for the same period in 2004. The $91.9 million decrease in net cash used in investing activities was primarily due to the $120.2 million cash used in the acquisition of TRS assets in 2004. In addition, rental equipment purchases increased $30.9 million to $77.1 million in 2005 from $46.2 million in 2004 to support expected customer demand, and proceeds from the sale of rental equipment occurring in the normal course of business increased $3.7 million to $22.2 million from $18.5 million during the same period in 2004.

Cash Flow from Financing Activities: Net cash used in financing activities was $3.2 million for the nine months ended September 30, 2005, compared to $109.5 million provided by financing activities during the same period in 2004. For the nine months ended September 30, 2005, net cash used in financing activities included net borrowings under the Company’s operating lines of credit of $2.7 million, payment of dividends to shareholders of $9.6 million and net proceeds from the exercise of stock options of $3.7 million. For the nine months ended September 30, 2004, net cash provided by financing activities were primarily related to the financing of the TRS acquisition of $120.2 million and were impacted to a lesser extent by the proceeds from the exercise of stock options of $1.5 million and payment of dividends to shareholders of $7.8 million. In conjunction with the financing of the TRS acquisition, the Company prepaid the remaining $16.0 million of its 6.44% senior notes and completed a private placement of $60.0 million 5.08% senior notes during the second quarter 2004.

The Company had total liabilities to equity ratios of 1.80 to 1 and 1.84 to 1 as of September 30, 2005 and December 31, 2004, respectively. The debt (notes payable) to equity ratios were 0.82 to 1 as of September 30, 2005 and 0.91 to 1 as of December 31, 2004. The Company’s credit facility related to its cash management services facilitate automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At September 30, 2005, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $94.6 million was outstanding.

The Company has made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2005 and 2004, there were no repurchases. As of November 2, 2005, 2,000,000 shares remain authorized for repurchase.

The Company believes that its needs for working capital and capital expenditures through 2005 and beyond will be adequately met by operating cash flow and bank borrowings.

ITEM 3.	MARKET RISK

The Company currently has no material derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. As of September 30, 2005, the Company believes that the carrying amounts for cash, accounts receivable, accounts payable, and notes payable approximate their fair value. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in 2004 in conjunction with the TRS acquisition. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. For the nine months ended September 30, 2005 and 2004, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of the Canadian operations, the Company does not expect to incur significant foreign exchange gains and losses for the remainder of 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal controls over financial reporting.

PART II -OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Dividends

On August 24, 2005, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.14 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on July 15, 2005 regarding the amendment and extension of the Company’s line of credit agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2005	MCGRATH RENTCORP

	By:	/s/ Thomas J. Sauer
Thomas J. Sauer
Vice President and Chief Financial Officer
(Chief Accounting Officer)