Form 10-K
period 2005-12-31
MCGRATH RENTCORP
filed 2006-03-14
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005                        Commission file number 0-13292

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

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2005: $488,356,288.

As of March 8, 2006, 24,899,708 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held May 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 67

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts regarding McGrath RentCorp’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales and customer demand, the Company’s ability to maintain its business model, the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors, the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies (i) to actively maintain and repair rental equipment cost effectively and to maximize the level of proceeds from the sale of such products and (ii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment, utilization rates for the Company’s rental equipment, the level of future warranty costs on sales of modular equipment, the effect of interruptions in the passage of statewide and local facility bond measures and the effect of such interruptions on the Company’s operations, the effect of changes in legislation on the Company’s modular rental and sales revenues, including legislation with respect to policies regarding class size, the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements, the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable legislation, the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital and capital expenditures through 2006 and beyond; the effect of changes to the Company’s accounting policies (including our critical accounting policies) and future implementation of these policies, including policies with respect to stock option expensing under SFAS No. 123(R), depreciation, maintenance and refurbishment and impairment; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business, and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

Forward-looking statements are made only as of the date of this Form 10-K and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.	BUSINESS.

General Overview

McGrath RentCorp (the “Company”) is a California corporation organized in 1979 with corporate offices located in Livermore, California. The Company’s common stock is traded on the NASDAQ National Market System under the symbol “MGRC.”

The Company is a rental company with two rental products; relocatable modular buildings and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” formerly “RenTelco”, its electronic test equipment rental division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business selling portable classrooms directly to California public school districts. In 2005, MMMC, TRS-RenTelco and Enviroplex contributed 71%, 26% and 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 77%, 22% and 1% for 2004. Even though managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas and beginning in 2004, in Florida. These units are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the relocatable modular buildings, or modulars, from various manufacturers who build them to MMMC’s design specifications. MMMC operates from two regional sales and inventory centers in California, one in Texas and one regional sales office in Florida. Although MMMC’s primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter to quarter and year to year depending on customer requirements and budgets.

The educational market is the largest market of our modular businesses. MMMC and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) comprised approximately 59%, 59% and 50%, of MMMC’s rental and sales revenues for 2005, 2004 and 2003, respectively. Fueled by increasing student population, insufficient funding for new school construction, class size reduction programs and aging school facilities, we believe demand will continue to be favorable.

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2005, the electronic test equipment inventory was comprised of 66% general-purpose test equipment and 34% communications test equipment.

Engineers, technicians and scientists utilize general-purpose test equipment in developing products, controlling manufacturing processes, field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to the electronics, semiconductor, aerospace, defense, industrial and research industries. To date, Agilent Technologies and Tektronix have manufactured the majority of TRS-RenTelco’s general-purpose test equipment.

Communications test equipment, including fiber optic test equipment, is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, to install fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. These instruments are rented primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers. To date, Agilent has manufactured a significant portion of TRS-RenTelco’s communications test equipment, with the remaining acquired from over 50 other manufacturers.

No single customer has accounted for more than 10% of the Company’s total revenues generated in any given year. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets in any given year.

History, Strategic Expansion and Acquisitions

Prior to starting the Company, Robert McGrath, the Company’s founder and Chairman of the Board, was a founder and served as President of Leasametric from 1969 until it was sold to Trans Union Corporation in 1977, and was involved in all aspects of its electronic test equipment rental business. Mr. McGrath was one of the pioneers of the electronic test equipment rental industry and contributed significantly to the success and direction of Leasametric, which was at the time one of the industry’s largest and most respected companies. After the sale, Mr. McGrath continued with Trans Union until he founded the Company in 1979, initially renting relocatable modular offices. At the time that Mr. McGrath left Trans Union, he was subject to a non-compete agreement, which prevented him from engaging in the electronic test equipment rental business until 1984, when the Company went public.

The Company started modular operations in Northern California in 1979, expanded to Southern California in 1980, and by acquisition in 1982, grew the Southern California operations and entered the Texas market. When Mr. McGrath’s non-compete expired in 1984, the Company entered the electronic test equipment rental business and in the same year went public. Secondary offerings were completed in 1986 and 1991. Proceeds from these offerings were used to fund organic growth, complete two modular acquisitions in 1986 and, in 1991, acquire a communications test equipment rental company from GE Capital operating as RenTelco. Also in 1991, the Company adopted a strategy to purchase large parcels of land and build regional modular sales and inventory centers for its facilities, and eventually completed two in California and one in Texas.

From 1991 through 2001 the Company’s two rental businesses grew organically with the exception of a small modular acquisition in 1997. Modulars focused increasingly on educational rental growth and electronics benefited from its specialization in communications equipment as the telecom industry rapidly expanded. During this time, rental revenues for the modular business grew from $30.5 million in 1991 to $63.5 million in 2001 and, for the electronics business grew from $6.4 million in 1991 to $37.2 million in 2001, respectively.

Beginning in the latter half of 2001, the electronic test equipment rental industry experienced a significant downturn in business activity levels resulting from weakness in the telecommunications industry due to overcapacity and a general economic slowdown. Although both general-purpose and communications test equipment sectors were affected, the impact to our communications test equipment business levels was significant. As a result, during the first six months of 2002, TRS-RenTelco recorded noncash impairment charges of $24.1 million as a result of excess communications equipment rental inventory relative to market demand, reducing net income by $14.5 million and reducing diluted earning per share by $0.58 per share resulting from the depressed and low projected demand for its rental products coupled with high inventory levels, especially in communications test equipment. Beginning in late 2003 and continuing into 2004, the general-purpose test equipment markets, and to a lesser extent, communications test equipment markets, showed signs of increasing business activity levels.

In early 2004, the Company leveraged its California classroom rental expertise and strategically expanded to Florida, renting modular classroom product. In less than 2 years, we believe that we have developed good relationships with school districts, manufacturers, and other suppliers while entering the market with an innovative classroom design, the “hybrid”, for the Florida market. The hybrid classroom is a low profile, steel frame product, which allows school districts to install their classrooms in much closer proximity to one another, thereby freeing up valuable playground space, eliminates the need for a separate ramp system on most installations and has significantly improved aesthetics compared to standard portable classrooms. The hybrid continues to gain popularity in the marketplace.

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. (“CIT”) in order to facilitate the growth of the electronics business. Based in Grapevine, Texas (Dallas Area), TRS was similar to the Company’s existing electronic test equipment rental business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004, for cash consideration of $120.2 million, including expenses of $0.6 million. The Company financed the acquisition from a revolving line of credit facility with its banks and $60 million in fixed-rate senior notes. Since June 2, 2004, TRS’ results have been included in the Consolidated Statements of Income, and since that date, the combined electronics business has operated under the name TRS-RenTelco.

During the remainder of 2004 and during 2005, the Company focused on its core rental businesses, integrating the acquired TRS operations and establishing Florida modular operations. During 2005, the Company purchased 122.5 acres of undeveloped land in Florida and, in 2006, intends to begin development of a portion of the property for a regional modular sales and inventory center. For 2005, the Company reported its highest annual rental revenues of $152.3 million, with Mobile Modular contributing $81.2 million and TRS-RenTelco contributing $71.1 million.

Business Model

The Company invests capital in rental products and believes it recovers its original investment through rents less operating expenses in a relatively short period of time compared to the product’s rental life. Historically when our rental products have been sold, our proceeds on sale have recovered a high percentage of our original investment. With these dynamics, a significant base of rental assets on rent generates a considerable amount of operating cashflows to support continued rental asset growth. Similarly, the Company’s rental products, relocatable modular buildings and electronic test equipment, have the following dynamics:

•	The product required by the customer tends to be expensive compared to the Company’s monthly rental charge, with the interim rental solution typically evaluated as a less costly alternative.

•	Generally, we believe our customers have a short-term need for our rental product. The customer’s rental requirement may be driven by a number of factors including time, budget or capital constraints, future uncertainty impacting their ongoing need for the equipment, equipment availability, specific project requirements, peak periods of demand or the customer may want to eliminate the burdens and risks of equipment ownership. For modulars, in many cases a customer’s initial short-term rental becomes part of the customer’s ongoing infrastructure and turns into a long-term rental.

•	Both modular and electronics rental products have long useful lives relative to the typical rental term with modulars having an estimated life of eighteen years compared to the typical committed term of twelve to eighteen months, and electronics having an estimated life range of two to seven years depending on the type of product compared to a typical rental term of one to six months.

•	Typically, we believe short-term rental rates recover the Company’s original investment quickly, with modulars in approximately four years, and electronics in approximately two years, based the on the respective product’s annual yield in 2005, or the annual rental revenues divided by the average cost of rental inventory for 2005.

•	When each product is sold from rental inventory, a significant portion of the original investment is recovered. Asset management acumen is a critical element to each of the rental businesses and the resulting residuals realized when product is sold from inventory. Modular asset management requires designing and building the product for a long life, coupled with ongoing repair and maintenance investments, to ensure its long useful rental life and generally, higher residuals upon sale. Electronics asset management requires understanding, selecting and investing in equipment technologies that support market demand and, once invested, proactively managing the equipment at the model level for optimum utilization through its technology life cycle maximizes the rental revenues and residuals realized.

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profits on rents are the best measures of the health of each of our rental businesses. Additionally, we believe our business model and results are enhanced with operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronics and shared senior management and back office functions for financing, human resources, insurance, and operating and accounting systems.

Employees

As of December 31, 2005, the Company had 610 employees, of whom 46 are primarily administrative and executive personnel, with 357, 137 and 70 in the operations of MMMC, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

We make available, free of charge at our website www.mgrc.com, the Company’s Securities and Exchange Commission (“SEC”) filings. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Information included on our web site is not incorporated by reference to this Report. Furthermore, all reports the Company files with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as temporary classroom and office space and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-modular facilities, complete with wood exteriors and mansard roofs. The rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Units are provided with installed heat, air conditioning, lighting, electricity and floor covering, and may have customized interiors including partitioning, carpeting, cabinetwork and plumbing facilities.

MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2005, MMMC purchased 31% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an effect on its operations since MMMC could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

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

MMMC operates from three regional sales and inventory centers serving large geographic areas in California and Texas, and a sales office serving the Florida market in which the Company launched operations in 2004. The California and Texas operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. MMMC believes operating from large regional sales and inventory centers results in better operating margins as operating costs are spread over a large installed customer base. MMMC actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, generates high sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. Making these expenditures for repair and maintenance throughout the equipment’s life results in older equipment renting for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 3% of rental equipment, and has been, on average, 13 years old with sale proceeds recovering a high percentage of the equipment’s capitalized cost. MMMC depreciates its rental equipment over 18 years using a 50% residual value effective January 1, 2002. Prior to 2002, MMMC used an 18% residual value.

Competitive Strengths

Market Leadership—We believe MMMC is the largest supplier of modular educational facilities for rental to both public and private schools in California. We are knowledgeable about the needs of our educational customers and the related regulatory requirements in the states where we operate, which enable us to meet our customer’s specific project requirements.

Expertise—We believe that over the 26 years MMMC has competed in the modular rental industry, we have developed expertise that differentiates us from our competitors. We have dedicated our attention to continuously developing and improving the quality of the modular product. We are experts in the licensing and regulatory requirements that govern the modular product in the states where we operate and our management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. We have expertise in project management and complex applications.

Operating Structure—We believe that part of the strategy for MMMC should be to create facilities and infrastructure capabilities that our competitors cannot easily duplicate. We achieve this by building regional sales and inventory centers designed to serve a broad geographic area and a large installed customer base under a single overhead structure, thereby reducing our cost per transaction. The Company’s regional facilities and related infrastructure enable us to maximize our modular inventory utilization through efficient and cost effective in-house repair, maintenance and refurbishment for quick redeployment of equipment to meet our customers’ needs. Our goal is to be more responsive at lower cost.

Asset Management—We believe MMMC markets high quality, well-constructed and attractive modulars. We require manufacturers to build to our specifications, which enables us to maintain a standardized quality fleet. In addition, through our ongoing repair, refurbishment and maintenance programs, we believe our modular buildings are considered the best maintained in the industry. We depreciate our modular buildings over an 18 year estimated useful life to a 50% residual value. Our older buildings continue to be productive primarily because of our focus on ongoing fleet maintenance. Also, as a result of our maintenance programs, when equipment is sold, a high percentage of the equipment’s capitalized cost is recovered. In addition, the fleet’s utilization is regionally optimized by managing inventory through our estimates of market demand, fulfillment of current rental and sale order activity, equipment returns and capital purchases.

Customer Service—We believe the modular rental industry to be service intensive and locally based. The Company’s passion is to serve customers by providing more than a satisfactory experience. We accomplish this by doing whatever it takes to meet our commitments to our customers, being proactive in resolving project issues and seeking to continuously improve the customer’s experience. The customer’s project is our commitment. MMMC is committed to offering quick response to requests for information, providing experienced assistance, on time delivery and preventative maintenance of its units. MMMC’s efficiency and responsiveness continues to improve as procedures, processes and computer systems that control its internal operations are enhanced. We believe this dedication to customer service results in high levels of customer loyalty and repeat business.

Market

MMMC’s largest single demand is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California, and to a lesser extent in Texas and Florida. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and class size reduction (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. The modular product offers customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate, and California and Texas modular regional sales and inventory center offices are housed in various sizes of modulars.

Since most of MMMC’s customer requirements are to fill temporary space needs, MMMC’s marketing emphasis is on rentals rather than sales. MMMC attracts customers through its website at www.mobilemodularrents.com, extensive yellow page advertising, and direct mail. Customers are encouraged to visit a sales and inventory center to view different models on display and to see a regional office, which is a working example of a modular application.

Because service is a major competitive factor in the rental of modulars, MMMC offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, in-house customization services, rapid delivery, timely installation and field service of its units. On MMMC’s website, customers are able to view and select inventory for quotation, request in-field service and view billing and account balance information.

Rentals

Rental periods range from one month to several years with a typical rental period of eighteen months. In general, monthly rental rates are determined by a number of factors including length of term, product availability and product type. Upon expiration of the initial rental agreement term, or any extensions, rental rates are reviewed, and when appropriate, are adjusted based on current market conditions. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms management believes to be attractive to MMMC.

The customer is responsible for obtaining the necessary use permits and the costs of insuring the unit, transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return delivery of the unit to one of MMMC’s three regional sales and inventory centers, and certain costs for customization. MMMC maintains the units in good working condition while on rent. Upon return, the units are inspected for damage and customers are billed for items considered beyond normal wear and tear. Generally, the units are then repaired for subsequent use. Repair and maintenance costs are expensed as incurred and can include floor tile repairs, roof maintenance, cleaning, painting and other cosmetic repairs. The costs of major refurbishment of equipment are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.

At December 31, 2005, MMMC had 24,928 new or previously rented modulars in its rental fleet including accessories with an aggregate cost of $408.2 million, or an average cost per unit of $16,400. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2005, fleet utilization was 83.5% and average fleet utilization during 2005 was 84.9%.

Sales

In addition to operating its rental fleet, MMMC sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2005, MMMC’s largest sale was for modular classrooms as a result of damages caused by hurricanes occurring in southeastern U.S. for approximately $14.3 million. This sale represented approximately 29% of MMMC’s sales, 16% of the Company’s consolidated sales, and 5% of the Company’s consolidated revenues. The Company views the sales volume of this $14.3 million sale project as unique and, looking forward, does not expect sales projects of this magnitude to occur on a regular basis.

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

Seasonality

Typically, during each calendar year, our highest numbers of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions. These factors may impact the quarterly revenues and earnings of each year’s second, third and fourth quarters.

Competition

Management estimates the business of renting relocatable modular buildings is an industry that today has equipment on rent or available for rent in the United States with an aggregate original cost of approximately $4.0 billion. Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms are engaged in the rental of modulars, have many offices throughout the country and we believe have greater financial resources than MMMC. In addition, a number of other smaller companies operate regionally throughout the country. MMMC operates primarily in California, Texas and, beginning in 2004, in Florida. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. MMMC markets high quality, well-constructed and attractive modulars. The Company believes that part of the strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives MMMC a competitive advantage. MMMC is determined to offer quick response to requests for information, experienced assistance for the first-time user, rapid delivery and timely repair of its units. MMMC’s already high level of efficiency and responsiveness continues to improve as procedures, processes and computer systems that control its internal operations are enhanced. The Company anticipates strong competition in the future and believes its process of improving its products and services must continue to be ongoing.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2005	2004	2003	2002	2001
Modular Rental Revenues (MMMC)	53%	52%	49%	49%	49%
Modular Sales Revenues (MMMC & Enviroplex)	43%	72%	50%	54%	54%
Modular Rental and Sales Revenues (MMMC & Enviroplex)	59%	59%	50%	51%	51%
Consolidated Rental and Sales Revenues[1]	34%	36%	41%	40%	34%

1    Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues. The declining percentage of public school (K-12) revenues as a percentage of the Company’s consolidated rental and sale revenues for 2004 and 2005 primarily resulted from the added revenues from electronic test equipment operations of TRS acquired in June 2004.

School Facility Funding

Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, operating budgets, developer fees, various taxes including parcel and sales taxes levied to support school operating budgets, and lottery funds. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction or elimination of class size reduction programs, a lack of fiscal funding, or a significant reduction of funding from other sources to public schools may have a material adverse effect on both rental and sales revenues of the Company.

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the California Division of State Architect (“DSA”). However, school districts may rent classrooms that meet either the Department of Housing (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems.

Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. There can be no assurance that these regulations and policies that allow for the continuing rental of DOH classrooms for new public school projects will remain in place. At December 31, 2005, the net book value of DOH classrooms represented less than 1.8% of the net book value of the Company’s modular rental equipment and 1.0% of the total assets of the Company, and the utilization of these DOH classrooms was 66.4%.

In 2002, Florida passed a state constitutional amendment setting limits for the maximum allowable number of students in a class for pre-kindergarten through grade twelve. The class size reduction program is scheduled for implementation through the year 2010.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco’s general-purpose rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. Agilent Technologies and Tektronix manufacture the majority of the general-purpose inventory and the communications test equipment inventory includes equipment from over 50 different manufacturers. TRS-RenTelco also rents electronic test equipment from other rental companies and re-rents the equipment to customers.

Competitive Strengths

Market Leadership—We believe that TRS-RenTelco is one of the largest test equipment rental and leasing companies offering the broadest and deepest selection of general purpose and communications test equipment for rent in North America.

Expertise—We believe that our knowledge of products, technology and applications expertise provides us with a competitive advantage over others in the industry. Customer requirements are supported by application engineers and technicians that are knowledgeable about the equipment’s uses to ensure the right equipment is selected to meet the customer’s needs. This knowledge can be attributed to the vast experience of our management, sales and operational teams.

Operating Structure—TRS-RenTelco is supported by a centralized distribution and inventory center on the grounds of the Dallas-Fort Worth Airport in Texas. We believe that the centralization of servicing all customers in North America and internationally by our experienced logistics teams provides a competitive advantage by minimizing transaction costs and enabling us to ensure customer requirements are met.

Asset Management—Our rental equipment inventory is serviced by an ISO 9001-2000 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customer’s needs. Our team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle. We believe this enables us to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment. We strive to maintain strong relationships with our equipment manufacturers, which enables us to leverage those relationships to gain rental opportunities.

Customer Service—We believe that our focus on providing more than a satisfactory experience to our customers provides a competitive advantage. We strive to provide exemplary service by doing whatever it takes to fulfill our commitments to our customers. We pride ourselves in providing solutions to meet our customers’ needs by having equipment available, and responding quickly and thoroughly to their requests. Our sophisticated in-house laboratory ensures the equipment is fully functional and meets our customers’ delivery requirements. Service needs of our customers are supported 24 hours a day, 7 days a week by our customer care specialists. Our goal is to provide service beyond our customers’ expectations, which we believe, results in customer loyalty and repeat business.

Market

The business of renting electronic test equipment is a market which today has equipment on rent or available for rent in the United States and Canada with an aggregate original cost in excess of a half billion dollars. While there is a broad customer base for the rental of such instruments, most rentals are to electronics, communications, aerospace, defense, network systems, electrical contractor, installer contractor, industrial, and research companies.

TRS-RenTelco markets its electronic test equipment throughout the United States, Canada, and, to a limited extent, other countries. TRS-RenTelco attracts customers through its outside sales force, website at www.TRS-RenTelco.com, an extensive telemarketing program, trade show participation and direct mail campaigns. A key part of the sales process is TRS-RenTelco’s knowledgeable inside sales engineering team that effectively matches test equipment solutions to meet specific customer’s requirements.

The Company believes that customers rent electronic test equipment for many reasons. Customers frequently need equipment for short-term projects, to evaluate new products, and for backup to avoid costly downtime. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. The Company also believes that the relative certainty of rental costs can facilitate cost control and be useful in the bidding of and passthrough of contract costs. Finally, renting rather than purchasing may better satisfy the customer’s budgetary constraints.

Rentals

TRS-RenTelco rents electronic test equipment typically for rental periods of from one to six months, although in some instances, there can be rental terms up to a year or greater. Monthly rental rates range from approximately 3% to 10% of the current manufacturers’ list price. TRS-RenTelco depreciates its equipment over 2 to 8 years with no residual value.

At December 31, 2005, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $154.7 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 68.9% as of December 31, 2005 and averaged 66.2% during the year. Generally, TRS-RenTelco targets utilization levels in a range between 67% and 72%. There can be no assurance that TRS-RenTelco’s future utilization will fall within the target range.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. TRS-RenTelco attempts to maintain an inventory where the majority of equipment is less than five years old. In 2005, approximately 30% of the electronics revenues were derived from sales. The largest electronics sale during 2005 represented approximately 11% of electronics sales, 4% of the Company’s consolidated sales and 1% of consolidated revenues.

Seasonality

The Company does not believe the electronic test equipment rental business to be highly seasonal, except for the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to holiday closures, particularly by larger companies, inclement weather and its impact on various field related communications equipment rentals, and companies’ operational recovery from holiday closures which may impact the start-up of new projects coming online in the first quarter. These factors may impact the quarterly results of each year’s first and fourth quarter.

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2005	2004	2003	2002	2001
Relocatable Modular Buildings (operating under MMMC and Enviroplex)
Revenues
Rental	$81,180	$71,460	$63,948	$66,214	$63,542
Rental Related Services	25,053	22,142	16,203	16,936	17,117

Total Modular Rental Operations	106,233	93,602	80,151	83,150	80,659

Sales—MMMC	49,107	27,617	18,478	20,124	15,758
Sales—Enviroplex	10,562	9,254	11,007	12,488	14,993

Total Modular Sales	59,669	36,871	29,485	32,612	30,751

Other	625	444	495	678	644

Total Modular Revenues	$166,527	$130,917	$110,131	$116,440	$112,054

Percentage of Rental Revenues	53.3%	59.4%	83.4%	80.8%	63.1%
Percentage of Total Revenues	61.2%	64.6%	84.1%	80.3%	70.3%
Rental Equipment, at cost (year-end)	$408,227	$339,537	$304,905	$285,901	$281,203
Rental Equipment, net book value (year-end)	$307,822	$245,924	$215,589	$200,593	$197,764
Number of Units (year-end)	24,928	21,566	19,713	18,707	18,554
Utilization (year-end)[1]	83.5%	86.1%	84.6%	85.2%	86.2%
Average Utilization[1]	84.9%	85.6%	84.2%	85.9%	85.4%
Average Rental Equipment, at cost[2]	$341,103	$303,294	$283,297	$274,912	$260,760
Annual Yield on Average Rental Equipment, at cost	23.8%	23.6%	22.6%	24.1%	24.4%
Gross Margin on Rental Revenues	63.8%	63.0%	63.0%	65.3%	55.2%
Gross Margin on Sales	26.4%	23.3%	28.2%	27.3%	30.9%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$71,136	$48,898	$12,730	$15,777	$37,180
Rental Related Services	1,407	1,205	543	561	710

Total Electronics Rental Operations	72,543	50,103	13,273	16,338	37,890
Sales	31,154	20,291	7,260	9,645	8,784
Other	1,956	1,209	307	508	666

Total Electronics Revenues[3]	$105,653	$71,603	$20,840	$26,491	$47,340

Percentage of Rental Revenues	46.7%	40.6%	16.6%	19.2%	36.9%
Percentage of Total Revenues	38.8%	35.4%	15.9%	18.3%	29.7%
Rental Equipment, at cost (year-end)	$154,708	$149,437	$34,448	$39,786	$95,419
Rental Equipment, net book value (year-end)	$98,611	$111,864	$16,457	$21,306	$57,758
Utilization (year-end)[1]	68.9%	61.6%	45.2%	41.6%	34.4%
Average Utilization[1]	66.2%	61.7%	45.3%	38.2%	50.4%
Average Rental Equipment, at cost[4]	$151,087	$93,387	$36,798	$58,550	$97,222
Annual Yield on Average Rental Equipment, at cost	47.1%	52.4%	34.6%	26.9%	38.2%
Gross Margin on Rental Revenues[5]	38.1%	38.7%	39.5%	(120.3)%	56.6%
Gross Margin on Sales	24.7%	26.8%	34.7%	29.1%	32.7%
Total Revenues[6]	$272,180	$202,520	$130,971	$145,086	$159,394
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average costs for the year.
2	Average Rental Equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	In 2004, certain electronics revenue amounts were reclassified to conform to the current year presentation.
4	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
5	In 2002, TRS-RenTelco’s Average Rental Equipment, at cost, and Gross Margin on Rental Revenues were significantly impacted by impairment charges of $24.1 million recorded in the first half of 2002.
6	In 2002, in addition to the revenues from modulars and electronics products, 1.4% of Total Revenues resulted from a $1.25 million nonrecurring reimbursement of related costs associated with a terminated merger with Tyco International Ltd. and expenses and $0.9 million gain on land sales not allocated to the specific products.

Item 1A.	Risk Factors

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our company. Additional risks that we do not consider material, or which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operation could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

Our stock price is subject to fluctuations and the value of your investment may decline.

The market price of our common stock fluctuates on the NASDAQ National Market System and is likely to be affected by a number of factors including:

•	our operating performance and the performance of our competitors, and in particular any variations in our operating results or dividend rate from our stated guidance or from investors’ expectation;

•	changes in general conditions in the economy, the industries in which we operate or the financial markets;

•	investor’s reaction to our press releases, public announcements, or filings with the SEC;

•	the stock price performance of competitors or other comparable companies;

•	changes in research analysts’ coverage, recommendations or earnings estimates for us or for the stocks of other companies in our industry;

•	sales of common stock by our directors, executive officers and our other large shareholders, particularly in light of the limited trading volume of our stock;

•	any merger and acquisition activity that involves us or our competitors;

•	other announcements or developments affecting us, our industry, customers, suppliers, or competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock and are based upon factors that have little or nothing to do with our company or its performance, and these fluctuations could materially reduce our stock price.

Our future operating results may fluctuate, fail to match past performance or fail to meet expectations.

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number factors, some of which are beyond our control:

•	general economic conditions in the states and countries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	our equipment mix, availability, utilization, and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete, or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in and application of accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

As a result of these factors, our historical financial results are not necessarily indicative of our future results.

Our ability to retain our executive management and to recruit, retain and motivate key employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, in particular, Dennis Kakures our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. When personnel turnover occurs, we need to attract and retain highly qualified personnel to replace personnel as well as add to our staff levels as growth occurs. To the extent we are unable to fill, experience delays in filling open positions, or fail to retain key personnel when turnover occurs it could have a material adverse impact on our operating results and stock price.

Risks in Acquisitions.

Some of our recent growth has resulted through the acquisition of TRS in 2004. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. However, future acquisition opportunities could be less predictable and may limit future growth. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	timely completion of necessary financing and required amendments, if any, to existing agreements, and

•	potential loss of key employees of the acquired companies.

In connection with acquisitions we may:

•	assume liabilities or acquire damaged assets, some of which may be unknown at of the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	become subject to litigation.

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our recent modular expansion in Florida and acquisition of TRS, an electronic test equipment rental business. Since the Company’s effective tax rate is dependent on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward.

Future changes in financial accounting standards may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation, however, this accounting change will not have any impact on the cashflows of our business. For 2006, we estimate compensation expense of approximately $3.6 million related to the expensing of stock options, reducing net income by $2.2 million or $0.09 per diluted share. Under the prior rules, expensing of stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share. Since 1996, when these rules were originally effective, the Company had adopted the disclosure only provisions of the rules and disclosed on a pro forma basis the impact of compensation expense of stock options on net income and net income per share in the footnotes to the consolidated financial statements.

If we suffer loss to our facilities, equipment or distribution system due to catastrophe, our operations could be seriously harmed.

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters. In particular, we have our headquarters, three operating facilities, and rental equipment in California, which are located in areas with above average seismic activity and could be subject to a catastrophic loss caused by an earthquake. Our rental equipment and facilities in Florida are located in areas subject to hurricanes and other tropical storms. In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount or our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance.

The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and products liability laws.

Certain aspects of our businesses involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to make substantial settlement payments in the future.

Conducting our routine businesses exposes us to risk of litigation from employees, vendors and other third parties.

We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business; these risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by California law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

If we do not effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally sell to customers on 30-day terms, individually perform credit evaluation procedures on our customers on each transaction and will require security deposits or other forms of security from our customers when a significant credit risk is identified.

Historically, accounts receivable write-offs and related equipment not returned by customers has not been significant and, in each of the last five years has been less than 1% of total revenues. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of equipment, particularly electronic test equipment. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit and equipment losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Failure by third parties to manufacture our products to our specifications or on a timely basis may harm our reputation and financial condition.

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Currently, we do not have any long-term purchase contracts with any third-party supplier. In the future, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all. If we cannot negotiate arrangements with these third parties to produce our products or the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

The majority of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates.

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.0 million per year for each 1% increase in the average interest rate we pay, based on the $103.2 million balance of variable rate debt outstanding at December 31, 2005. If interest rates rise in the future, particularly, if they rise significantly, our income will be negatively affected.

We may not be able to effectively implement our selected Enterprise Resource Planning system, or ERP.

During June 2005, we entered into an agreement with Rental Results, a rental software application provider, to support the transition of our modular business, certain aspects of our electronics business and our accounting systems to their platform. We expect the ERP implementation project will take approximately 18 to 24 months to complete. These information system upgrades are important to serve and support our strategic growth. The delay or failure to implement these new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

We will continue to incur increased costs as a result of recent securities law initiatives, which may adversely affect our profitability and liquidity.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the SEC and the NASDAQ National Market, have imposed additional reporting and corporate governance practices on public companies. Since adoption of these regulations, our legal, accounting and financial compliance costs have increased and a significant portion of management’s time has been diverted to comply with these rules. We expect these additional costs and the diversion of management’s time to continue, and to the extent additional rules and regulations are adopted, the diversion of resources may potentially increase over time, with respect to these legal initiatives.

In addition, if we do not adequately comply with or implement the requirements of Section 404 in a timely manner, we may not be able to accurately report our financial results or prevent fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

Specific Risks Related to Our Relocatable Modular Buildings Business Segment:

A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability.

In 2005, rentals and sales of modulars to public school districts for use as portable classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve represented 59% of MMMC’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. In California, our largest education market, state and local budgetary constraints have also affected the amount of funding received by public school districts.

To the extent public school districts’ funding is reduced for the rental and purchase of modular facilities, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures, changes in legislative or educational policies at either the state or local level including the contraction or elimination of class size reduction programs, a lack or insufficient amount of fiscal funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products and result in lower revenues and lower profitability.

At this time, we are uncertain as to the level of new modernization work that will be commenced in California. This is a function of the current amount of unallocated and unreleased state funds for modernization from the prior state-wide bond measure, the backlog of applications awaiting funding and the actual commencement of projects. We cannot predict whether current levels of funding will continue after the funds generated in the 2004 bond measure are exhausted, which would likely have a negative impact on our business. For modernization work beyond 2006, we are increasingly optimistic that a state-wide facilities bond measure in California with significant monies for modernization projects will be placed on the ballot in late 2006. We believe that this bond measure, if passed, along with the success of local bond measures passed in November 2005, should provide monies to support favorable levels of new modernization projects in both 2007 and 2008.

Public policies that create demand for our products and services may change.

California and Florida have passed legislation to limit the number of students that may be grouped in a single classroom for certain grade levels. School districts with class sizes in excess of these limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, aging infrastructure and deferred maintenance has resulted in a significant increase in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively effect our revenues and operating income.

Failure to comply with applicable regulations could harm our business and financial condition, resulting in lower operating results and cash flows.

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to evolving regulations by multiple governmental agencies at the federal, state and local level. This oversight includes but is not limited to governing code bodies, environmental, health, safety and transportation. Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations.

As with conventional construction, typically new codes and regulations are not retroactively applied. Nonetheless, new governmental regulations in these or other areas may increase our acquisition cost of new rental equipment, limit the use of or make obsolete the use of some of our existing equipment, or increase our general and administrative costs.

Building codes are generally reviewed tri-annually. All aspects of a given code are subject to change including but not limited to such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. These results could impact our existing modular equipment, and effect the future construction of our modular product.

Compliance with building codes and regulations have always entailed a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. Many aspects of the construction and modular industry have developed “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than the Company’s. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

We are subject to laws and regulations governing government contracts. These laws and regulations make these government contracts more favorable to government entities than other third parties and any changes in these laws and regulations, or the failure to comply with these laws and regulations could harm our business.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. Also, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback contract” refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of the use of piggyback contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

Seasonality of our educational business may have adverse consequences for our business.

A significant portion (59%) of the modular sale and rental revenues are derived from the educational market. Typically, during each calendar year, our highest numbers of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions. These factors may impact the quarterly revenues and earnings of each of each year’s second, third and fourth quarters. The differences in quarterly revenues and earnings may also be subject to fluctuations in state funding. In the past, the level of funding available to the school districts from the states in which we do business have caused school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs. Any reductions in funding available to school districts from the states in which we do business, could result in a lower number of orders for our products which could reduce our revenues and operating income and consequently harm our financial condition.

We face strong competition in our modular building markets.

The modular building leasing industry is highly competitive in our states of operation and we expect it to remain so. The competitive market in which we operate may prevent us from raising rental fees or sales prices to pass any increased costs on to our customers. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery times. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices.

Some of our larger national competitors in the modular building leasing industry, notably Williams Scotsman International, Inc. and GE Capital Modular Space, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular equipment returning from leases.

As of December 31, 2005, rental agreements in our modular portfolio had an average committed rental term of 22 months with 56% of those agreements exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

Significant increases in raw material and labor costs could increase our acquisition cost of new modular rental equipment, would increase our operating costs and harm our profitability.

We incur labor costs and purchase raw materials, including lumber, siding and roofing and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our modular equipment. Generally, increases in labor and raw material costs will also increase the acquisition cost of new modular equipment and increase the repair and maintenance costs of our fleet. We also maintain a fleet of service trucks and use subcontractor companies for delivery, set-up, return delivery and dismantle of modulars for our customers. We rely on our subcontractor service companies to meet customer demands for timely shipment and return, and the loss or inadequate number of subcontractor service companies may cause prices to increase, while negatively impacting our reputation and operating performance. During periods of rising prices for labor, raw materials or fuel, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new modular equipment and incur higher operating costs that we may not be able to recoup from our customers, which would reduce our profitability.

Failure to properly design, manufacture, repair and maintain the modular product may result in impairment charges and reduction of our operating results and cash flows.

We estimate the useful life of the modular product to be 18 years with a residual value of 50%. However, proper design, manufacture, repairs and maintenance of the modular product during our ownership is required for the product to reach the estimated useful life of 18 years with a residual value of 50%. If we do not appropriately manage the design, manufacture, repair and maintenance of our modular product, or otherwise, delay or defer such repair or maintenance, we may have to incur impairment charges for equipment that is beyond economic repair, incur significant capital expenditures to acquire new modular product to serve demand and accordingly experience reduction of our future operating results and cash flows.

Our warranty costs may increase.

Sales of new relocatable modular buildings not manufactured by us are typically covered by warranties provided by the manufacturer of the products sold. We provide ninety-day warranties on certain modular sales of used rental equipment and one-year warranties on equipment manufactured by our Enviroplex subsidiary. Historically, our warranty costs have not been significant, and we monitor the quality of our products closely. If a defect were to arise in the installment of our equipment at the customer’s facilities or in the equipment acquired from our suppliers or by our Enviroplex subsidiary, we may experience increased warranty claims. Such claims could disrupt our sales operations, damage our reputation and require costly repairs or other remedies, negatively impacting revenues and operating income.

Specific Risks Related to Our Electronic Test Equipment Business Segment:

Market risk and cyclical downturns in the industries using test equipment may result in periods of low demand for our product resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense and communications industries. Electronics rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment.

In addition, the severity and length of any downturn on an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees. While the market demand for communications test equipment has improved from 2002 levels as the telecommunications industry has recovered, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rental utilization rates, operating results and cash flows will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in this industry.

Seasonality of our electronics business may impact quarterly results.

Generally, rental activity declines in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to holiday closures, particularly by larger companies, inclement weather and its impact on various field related communications equipment rentals, and companies’ operational recovery from holiday closures which may impact the start-up of new projects coming online in the first quarter. These seasonal factors may impact quarterly results in each year’s first and fourth quarter.

Our rental test equipment may become obsolete and result in an impairment charge.

Electronic test equipment is characterized by changing technology and evolving industry standards that may render our existing equipment obsolete through new product introductions, or enhancements, before the end of its anticipated useful life, causing us to incur impairment charges. Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to shorten, causing us to incur an impairment charge. We must monitor our manufacturers support, the introduction of new technologies, and acquire equipment that will be marketable to our current and prospective customers. Failure to properly select, manage and respond to the technological needs of our customers and changes of our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges and may negatively impact operating results and cash flows.

If we do not effectively compete in the rental equipment market, our operating results will be materially and adversely affected.

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Telogy and Continental Resources, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from these established entities and new entrants in the market. We must anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

If we are not able to obtain equipment at favorable rates, there could be a material adverse effect on our operating results.

The majority of our rental equipment portfolio is comprised of general-purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business may be materially and adversely affected.

If we are not able to anticipate and mitigate the risks associated with operating internationally, there could be a material adverse effect on our operating results.

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. Over time, we anticipate the amount of international business may increase if our focus on international market opportunities continues. Operating in foreign countries does subject the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political, economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	greater difficulty in our ability to recover rental equipment and obtain payment of the related trade receivables;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	currency fluctuations; and

•	potential adverse tax consequences.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES.

The Company currently conducts its operations from seven locations. Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston Area). The three inventory centers conduct rental and sales operations from multi-modular buildings, serving as working models of the Company’s product. The Company also has a modular sales office in Celebration, Florida (Orlando Area). Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area). The Company’s majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay Area).

In October 2005, the Company completed the purchase of 122.5 acres of undeveloped land in Polk County, Florida, at a cost of $8.1 million. In 2006, the Company intends to begin development of a portion of the property for use as a sales office and inventory center to repair, refurbish and store modular rental equipment.

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2005.

Facilities
		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California[1,2]	137.2	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Celebration, Florida[4]	—	386	—	386
Polk County, Florida[5]	122.5	—	—	—
Electronic Test Equipment
Grapevine, Texas[6]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[7]	—	12,500	—	12,500
Enviroplex
Stockton, California[8]	14.9	4,551	124,015	128,566

	405.7	136,402	329,563	465,965

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through March 2008, 2.2 acres are leased to a third party through October 2010 and 33.3 acres are undeveloped.
3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2011 and 19,929 square feet are leased to a third party through September 2012.
4	This facility is leased facility through June 2006.
5	This land is undeveloped.
6	This facility is leased through December 2008.
7	This facility is leased through December 2010.
8	Within Enviroplex, 6 acres of the 14.9 acres are leased through June 2006 and includes 2,460 square feet of office space and 18,030 feet of warehouse space.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company’s common stock is traded in the NASDAQ National Market System under the symbol “MGRC”.

On February 15, 2005, the Company’s Board of Directors approved a 2-for-1 stock split which became effective on March 25, 2005. All share and per share information in the 2005 Form 10-K reflects this stock split.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2005				2004
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$29.86	$29.46	$24.76	$24.35	$23.00	$19.25	$18.53	$15.84
Low	$26.30	$22.05	$20.44	$20.38	$18.26	$14.62	$14.75	$13.60
Close	$27.80	$28.33	$23.70	$23.38	$21.81	$18.28	$18.48	$15.25
Dividends Declared	$ 0.14	$ 0.14	$ 0.14	$ 0.14	$ 0.11	$ 0.11	$ 0.11	$ 0.11

As of March 8, 2006, the Company’s common stock was held by approximately 87 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2005 and 2004 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2005 and should be read in conjunction with the detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data
(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2005	2004	2003	2002	2001
Operations Data
Revenues
Rental	$152,316	$120,358	$76,678	$81,991	$100,722
Rental Related Services	26,460	23,347	16,746	17,497	17,827

Rental Operations	178,776	143,705	93,424	99,488	118,549
Sales	90,823	57,162	36,745	42,257	39,535
Other	2,581	1,653	802	3,341	1,310

Total Revenues	272,180	202,520	130,971	145,086	159,394

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	44,178	32,426	12,745	15,792	27,270
Rental Related Services	17,893	15,172	10,356	9,497	10,654
Impairment of Rental Equipment	—	—	—	24,083	—
Other	29,292	24,007	18,623	17,839	17,298

Total Direct Costs of Rental Operations	91,363	71,605	41,724	67,211	55,222
Cost of Sales	67,378	43,134	25,913	30,541	27,172

Total Costs	158,741	114,739	67,637	97,752	82,394

Gross Profit	113,439	87,781	63,334	47,334	77,000
Selling and Administrative	39,819	33,705	22,626	22,099	24,955

Income from Operations	73,620	54,076	40,708	25,235	52,045
Interest	7,890	5,188	2,668	3,982	7,078

Income before Provision for Income Taxes	65,730	48,888	38,040	21,253	44,967
Provision for Income Taxes	24,649	18,843	15,178	8,459	17,807

Income before Minority Interest	41,081	30,045	22,862	12,794	27,160
Minority Interest in Income of Subsidiary	262	48	170	161	482

Net Income	$40,819	$29,997	$22,692	$12,633	$26,678

Earnings Per Share:
Basic	$1.65	$1.23	$0.94	$0.51	$1.09
Diluted	$1.61	$1.21	$0.93	$0.50	$1.07
Shares Used in Per Share Calculations:
Basic	24,668	24,344	24,250	24,937	24,464
Diluted	25,331	24,804	24,517	25,237	24,990

Balance Sheet Data (at period end)
Rental Equipment, at cost	$562,935	$488,974	$339,353	$325,687	$376,622
Rental Equipment, net	$406,433	$357,788	$232,046	$221,899	$255,522
Total Assets	$542,438	$474,280	$323,858	$313,134	$354,884
Notes Payable	$163,232	$151,888	$47,266	$55,523	$104,140
Shareholders’ Equity	$198,469	$166,888	$143,978	$139,019	$131,595
Shares Issued and Outstanding	24,832	24,543	24,244	24,979	24,670

Book Value Per Share	$7.99	$6.80	$5.94	$5.57	$5.34
Debt (Total Liabilities) to Equity	1.73	1.84	1.25	1.25	1.70
Debt (Notes Payable) to Equity	0.82	0.91	0.33	0.40	0.79
Return on Average Equity	22.5%	19.5%	16.5%	9.5%	22.0%
Cash Dividends Declared Per Common Share	$0.56	$0.44	$0.40	$0.35	$0.32

The following table reconciles net income to EBITDA as defined by the Company. The Company presents EBITDA as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is also used to limit the maximum debt levels allowed under the existing loan agreements and to determine the interest rate charged the Company on its outstanding amounts under the $190.0 million revolving line of credit. (See “Item 7.—Management’s Discussion of Analysis of Financial Condition and Results of Operations” below). EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies.

Reconciliation of Net Income to EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2005	2004	2003	2002	2001
Net Income	$40,819	$29,997	$22,692	$12,633	$26,678
Minority Interest in Income of Subsidiary	262	48	170	161	482
Provision for Income Taxes	24,649	18,843	15,178	8,459	17,807
Interest	7,890	5,188	2,668	3,982	7,078

Income from Operations	73,620	54,076	40,708	25,235	52,045
Depreciation and Amortization	46,433	34,501	14,692	17,872	29,632
Noncash Compensation	44	57	112	37	551
Noncash Impairment of Rental Equipment	—	—	—	24,083	—

EBITDA[1]	$120,097	$88,634	$55,512	$67,227	$82,228

EBITDA Margin[2]	44%	44%	42%	46%	52%

Funded Debt to EBITDA[3]	1.36	1.71	0.85	0.83	1.27
1	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, noncash compensation and noncash impairment charges.
2	EBITDA margin is calculated as EBITDA divided by total revenues.
3	Funded debt to EBITDA is the ratio of notes payable as of yearend compared to EBITDA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under Part I, “Item 1A. Risk Factors”, and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” (formerly named RenTelco) its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In 2005, MMMC, TRS-RenTelco and Enviroplex contributed 71%, 26% and 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 77%, 22% and 1% for 2004. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test equipment on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate quarter to quarter and year to year depending on customer demands and requirements. Generally, rents recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a high percentage of its capitalized cost.

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and noncash compensation and impairment charges. In addition, several of the loan convenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, a reconciliation is included of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principals generally accepted in the United States (For more information, see “Item 6. Selected Financial Data” above.)

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continued advocacy and collaboration with governing agencies and legislative bodies for ongoing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are in good operating condition.

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to California Public Schools (K-12)” and “Item 1A. Risk Factors—A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability” above.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 66% of consolidated revenues in 2005 and 69% for the three years ended December 31, 2005. Over the past three years, modulars comprised 67% and electronics comprised 33% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of both modular and electronic test equipment have comprised approximately 33% of the Company’s consolidated revenues in 2005 and 31% over the last three years. During these three years, modulars comprised 67% and electronics represented 33% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 34%, 36% and 41% of the Company’s consolidated rental and sales revenues for 2005, 2004 and 2003, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2006, the Company announced that the board of directors declared a cash dividend of $0.16 per common share for the quarter ended March 31, 2006, an increase of 14% over the prior year’s comparable quarter.

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

In February 2005, the Company announced that the board of directors approved a 2-for-1 stock split effective March 25, 2005 for each shareholder of record as of March 11, 2005 and a proportional increase in the number of common shares outstanding from 12,284,749 to 24,569,498. All share and per-share calculations in this Form 10-K reflect the 2-for-1 stock split. Also, the board of directors declared a cash dividend of $0.14 per common share for the quarter ended March 31, 2005, an increase of 27% over the prior year’s comparable quarter. During the remainder of 2005, a cash dividend of $0.14 per share was declared for each of the second, third and fourth quarters.

On June 2, 2004, the Company completed the acquisition of substantially all the assets of TRS, a division of CIT Group Inc., for $120.2 million, of which $107.6 million was allocated to rental equipment. TRS, based in Grapevine, Texas (Dallas Area), was similar to the Company’s existing short-term electronic test equipment rental and sale business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. Since June 2, 2004, the electronics business operated under the name TRS-RenTelco and since that date, TRS’ results have been included in the consolidated statements of income. In June 2004, rental revenues for TRS-RenTelco were $6.2 million, with TRS contributing $5.1 million compared to RenTelco’s $1.1 million. During the third quarter of 2004, RenTelco’s rental inventory and operations were consolidated into TRS’ Grapevine, Texas (Dallas Area) facility. From June 2, 2004 through December 31, 2004, the TRS acquisition contributed approximately:

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

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in such items as compared to the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2005– 2003	Year Ended December 31,			2005 over 2004	2004 over 2003
		2005	2004	2003
Revenues
Rental	58%	56%	59%	59%	27%	57%
Rental Related Services	11	10	12	13	11	43

Rental Operations	69	66	71	72	24	54
Sales	31	33	28	28	59	56
Other	nm	1	1	nm	nm	36

Total Revenues	100%	100%	100%	100%	34%	55%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	15	16	16	10	36	154
Rental Related Services	7	7	7	8	18	47
Other	12	11	12	14	22	29

Total Direct Costs of Rental Operations	34	34	35	32	28	72
Cost of Sales	22	24	22	20	56	66

Total Costs	56	58	57	52	38	70

Gross Profit	44	42	43	48	29	39
Selling and Administrative	16	15	16	17	18	49

Income from Operations	28	27	27	31	36	33
Interest	3	3	3	2	52	94

Income before Provision for Income Taxes	25	24	24	29	34	29
Provision for Income Taxes	9	9	9	12	31	24

Income before Minority Interest	16	15	15	17	37	31
Minority Interest in Income of Subsidiary	1	nm	nm	nm	nm	nm

Net Income	15%	15%	15%	17%	36%	32%

nm = not meaningful

Twelve Months Ended December 31, 2005 Compared to

Twelve Months Ended December 31, 2004

Overview

Consolidated revenues in 2005 increased $69.7 million, or 34%, to $272.2 million from $202.5 million in 2004. Consolidated net income in 2005 increased $10.8 million, or 36%, to $40.8 million, or $1.61 per diluted share, from $30.0 million, or $1.21 per diluted share, in 2004. The Company’s year over year revenue and net income increases resulted primarily from improvements in both rental businesses, contributing to a combined 27% annual rental revenue increase to $152.3 million in 2005 as compared to $120.4 million in 2004, and, to a lesser extent, a $14.3 million sale of modular classrooms related to the hurricane damages in the southeastern U.S. Mobile Modular rental revenues increased 14% to $81.2 million, resulting from continued education market demand for classroom product and included the first full-year of Florida rental operations, with gross profit on rents increasing 15% to $51.8 million. TRS-RenTelco’s rental revenues increased 45% to $71.1 million, primarily as a result of the impact of the first full year’s contribution from TRS’ operations since its acquisition in June 2004, with gross profit on rents increasing 43% to $27.1 million.

For 2005, on a consolidated basis,

•	Gross profit increased $25.6 million, or 29%, to $113.4 million from $87.8 million in 2004, with 57% of the increase attributable to improvements in rental operations of both businesses.

•	Selling and administrative expenses increased $6.1 million, or 18% to $39.8 million from $33.7 million in 2004, with 43% of the increase attributable to TRS-RenTelco as a result of the first full year’s impact of the added personnel and benefit costs of the acquired TRS operation.

•	Interest expense increased $2.7 million, or 52%, to $7.9 million from $5.2 million in 2004 primarily due to the higher average debt levels in 2005 to fund the prior year’s acquisition of TRS. The increase in interest expense was tempered by the prepayment fee of $0.6 million associated with prepayment of the Company’s remaining $16.0 million 6.44% senior notes in 2004.

•	Pretax income contributions were 71% and 26% by MMMC and TRS-RenTelco, respectively, in 2005, compared to 77% and 22%, respectively, in 2004. These results are discussed on a segmental basis below.

•	Provision for income taxes was based on a lower effective tax rate of 37.5% as compared with 38.5% in 2004 due to higher business levels outside of California in states with lower tax rates resulting from the first full-year of the acquired TRS operations, increasing net income by $0.7 million or $0.03 per diluted share. Looking forward, the Company estimates an effective tax rate of 39.0% in 2006 based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which would cause the Company’s effective tax rate to change.

•	EBITDA increased $31.5 million, or 36%, to $120.1 million compared to $88.6 million in 2004 resulting primarily from improved operating income before depreciation for TRS-RenTelco, which included the first full-year of TRS’ operations since the acquisition, and MMMC.

MMMC

For 2005, MMMC’s total revenues increased $34.3 million, or 28%, to $156.0 million from $121.7 million in 2004 due to higher rental and rental related services revenues primarily from the continued educational market demand for classrooms and a $14.3 million sale of modular classrooms related to the hurricane damages in the southeastern U.S. The significant increase in revenues led to an increase in MMMC segment pretax income of $8.9 million, or 24%, to $46.8 million from $37.9 million in 2004.

The following table summarizes year to year results for each revenue and gross profit category, pretax income, and other selected data.

MMMC Segment—2005 compared to 2004
(dollar amounts in thousands)	Twelve Months Ended		2005 over 2004
	12/31/2005	12/31/2004	$	%
Revenues
Rental Revenues	$81,180	$71,460	$9,720	14%
Rental Related Services	25,053	22,142	2,911	13%

Rental Operations	106,233	93,602	12,631	13%
Sales	49,107	27,617	21,490	78%
Other	625	444	181	41%

Total Revenues	155,965	121,663	34,302	28%

Gross Profit
Rental Revenues	51,756	45,002	6,754	15%
Rental Related Services	8,259	7,751	508	7%

Rental Operations	60,015	52,753	7,262	14%
Sales	12,100	6,615	5,485	83%
Other	625	444	181	41%

Total Gross Profit	72,740	59,812	12,928	22%

Pretax Income	$46,794	$37,850	$8,944	24%

Other Information
Depreciation of Rental Equipment	9,587	8,374	1,213	14%
Interest Expense Allocation	5,679	3,947	1,732	44%
Average Rental Equipment[1]	$341,103	$303,294	$37,809	12%
Average Rental Equipment on Rent[1]	$289,584	$259,598	$29,986	12%
Average Monthly Total Yield[2]	1.98%	1.96%		1%
Average Utilization[3]	84.9%	85.6%		-1%
Average Monthly Rental Rate[4]	2.34%	2.29%		2%

Period End Rental Equipment[1]	$366,253	$321,203	$45,050	14%
Period End Utilization[3]	83.5%	86.1%		-3%
Period End Floors[1]	23,135	20,813	2,322	11%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for 2005 increased $12.9 million, or 22%, to $72.7 million from $59.8 million in 2004. For selected 2005 information compared to 2004,

•	Gross Profit on Rents—Rental revenues increased $9.7 million, or 14%, compared to 2004 due to the continued education market demand for classroom product. The rental revenue increase resulted from a 12% increase in average rental equipment primarily to support the classroom demand and a 1% higher average total yield from improved rental rates offset by lower utilization. As a percentage of rents, depreciation was 12% in 2005 and 2004 and other direct costs of rental operations declined from 25% in 2004 to 24% in 2005, resulting in a gross margin percentage of 64% in 2005 compared to 63% in 2004. The higher rental revenues and gross margin percentage resulted in rental gross profit increasing $6.8 million, or 15%, to $51.8 million from $45.0 million in 2004.

•	Gross Profit on Rental Related Services—Rental related services revenues increased $2.9 million, or 13%, compared to 2004 primarily due to the ongoing demand for classroom product. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2005 as compared to 2004. Higher revenues combined with a gross margin percentage decline to 33% from 35% in 2004, resulted in rental related services gross profit increasing $0.5 million, or 7%, to $8.3 million from $7.8 million in 2004.

•	Gross Profit on Sales—Sales revenues increased $21.5 million, or 78%, compared to 2004 primarily as a result of a $14.3 million sale of modular classrooms related to the hurricane damages in the southeastern U.S. The Company views these types of large sales projects as unique opportunities and generally would not expect sale projects of a similar size to occur on a regular basis. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume and higher gross margin percentage of 25% compared to 24% in 2004, resulted in sales gross profit increasing $5.5 million, or 83%, to $12.1 million from $6.6 million in 2004.

For 2005, selling and administrative expenses increased $2.3 million, or 13%, to $20.3 million from $18.0 million in 2004 primarily due to higher personnel and benefit costs and represented 25% of rental revenues, consistent with 2004. Allocated interest expense increased $1.7 million, or 44%, to $5.7 million from $3.9 million in 2004 primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

For 2005, TRS-RenTelco’s total revenues increased $34.1 million, or 48%, to $105.7 million due to the first full year’s contribution of TRS’ operations since the acquisition. The significant increase in revenues resulted in a pretax income increase of $6.5 million, or 61%, to $17.2 million from $10.7 million in 2004.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco Segment—2005 compared to 2004
(dollar amounts in thousands)	Twelve Months Ended		2005 over 2004
	12/31/2005	12/31/2004	$	%
Revenues
Rental Revenues	$71,136	$48,898	$22,238	45%
Rental Related Services	1,407	1,205	202	17%

Rental Operations	72,543	50,103	22,440	45%
Sales	31,154	20,291	10,863	54%
Other	1,956	1,209	747	62%

Total Revenues	$105,653	$71,603	$34,050	48%

Gross Profit
Rental Revenues	$27,090	$18,923	$8,167	43%
Rental Related Services	308	424	(116)	-27%

Rental Operations	27,398	19,347	8,051	42%
Sales	7,689	5,430	2,259	42%
Other	1,956	1,209	747	62%

Total Gross Profit	$37,043	$25,986	$11,057	43%

Pretax Income	$17,211	$10,718	$6,493	61%

Other Information
Depreciation of Rental Equipment	34,591	24,052	10,539	44%
Interest Expense Allocation	2,475	1,412	1,063	75%
Average Rental Equipment[1]	$151,087	$93,387	$57,700	62%
Average Rental Equipment on Rent[1]	$99,980	$57,608	$42,372	74%
Average Monthly Total Yield[2]	3.92%	4.36%		-10%
Average Utilization[3]	66.2%	61.7%		7%
Average Monthly Rental Rate[4]	5.93%	7.07%		-16%

Period End Rental Equipment[1]	$154,119	$148,014	$6,105	4%
Period End Utilization[3]	68.9%	61.6%		12%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2005 increased $11.1 million, or 43%, to $37.0 million from $26.0 million in 2004. For selected 2005 information compared to 2004,

•

Gross Profit on Rents—Rental revenues increased $22.2 million, or 45% compared to 2004 primarily due to the first full year’s contribution of TRS’ rental revenues since the acquisition. Depreciation expense increased $10.5 million, or 44%, due to the acquired TRS rental assets and represented 49% of rental revenues consistent with 2004. Other direct costs of rental operations increased $3.5 million, or 60%, due to increased costs related to the acquired TRS operations and represented 13% of rental revenues compared to 12% in 2004. Higher rental revenues combined with a slightly lower gross margin percentage, 38% in 2005 compared to 39% in 2004, resulted in rental gross profit increasing $8.2 million, or 43%, to $27.1 million from $18.9 million in 2004.

•	Gross Profit on Sales—Sales revenues increased $10.9 million, or 54%, compared to 2004 primarily as a result of the acquired TRS operations and the sales of underutilized equipment. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume was offset by a lower gross margin percentage, 25% in 2005 compared to 27% in 2004, and resulted in sales gross profit increasing $2.3 million, or 42%, to $7.7 million from $5.4 million in 2004.

For 2005, selling and administrative expenses increased $3.5 million, or 25%, to $17.4 million from $13.9 million in 2004 primarily due to the higher personnel and benefit costs of the acquired TRS operation. Selling and administrative expenses as a percentage of rental revenues was 24% compared to 28% in 2004. Allocated interest expense increased $1.1 million, or 75%, to $2.5 million from $1.4 million in 2004 as a result of the higher debt levels of the Company.

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

The following table summarizes year to year results for each revenue and gross profit category, pretax income, and other selected data.

MMMC Segment—2004 compared to 2003
(dollar amounts in thousands)	Twelve Months Ended		2004 over 2003
	12/31/2004	12/31/2003	$	%
Revenues
Rental Revenues	$71,460	$63,948	$7,512	12%
Rental Related Services	22,142	16,203	5,939	37%

Rental Operations	93,602	80,151	13,451	17%
Sales	27,617	18,478	9,139	49%
Other	444	495	(51)	-10%

Total Revenues	$121,663	$99,124	$22,539	23%

Gross Profit
Rental Revenues	$45,002	$40,283	$4,719	12%
Rental Related Services	7,751	6,169	1,582	26%

Rental Operations	52,753	46,452	6,301	14%
Sales	6,615	5,058	1,557	31%
Other	444	495	(51)	-10%

Total Gross Profit	$59,812	$52,005	$7,807	15%

Pretax Income	$37,850	$33,357	$4,493	13%

Other Information
Depreciation of Rental Equipment	8,374	7,377	997	14%
Interest Expense Allocation	3,947	2,505	1,442	58%
Average Rental Equipment[1]	$303,294	$283,297	$19,997	7%
Average Rental Equipment on Rent[1]	$259,598	$238,588	$21,010	9%
Average Monthly Total Yield[2]	2.0%	1.9%		4%
Average Utilization[3]	85.6%	84.2%		2%
Average Monthly Rental Rate[4]	2.3%	2.2%		3%

Period End Rental Equipment[1]	$321,203	$290,588	$30,615	11%
Period End Utilization[3]	86.1%	84.6%		2%
Period End Floors[1]	20,813	19,041	1,772	9%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

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

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco Segment—2004 compared to 2003
(dollar amounts in thousands)	Twelve Months Ended		2004 over 2003
	12/31/2004	12/31/2003	$	%
Revenues
Rental Revenues	$48,898	$12,730	$36,168	284%
Rental Related Services	1,765	543	1,222	225%

Rental Operations	50,663	13,273	37,390	282%
Sales	20,291	7,260	13,031	179%
Other	649	307	342	111%

Total Revenues	$71,603	$20,840	$50,763	244%

Gross Profit
Rental Revenues	$18,923	$5,027	$13,896	276%
Rental Related Services	984	221	763	345%

Rental Operations	19,907	5,248	14,659	279%
Sales	5,430	2,518	2,912	116%
Other	649	307	342	111%

Total Gross Profit	$25,986	$8,073	$17,913	222%

Pretax Income	$10,718	$3,290	$7,428	226%

Other Information
Depreciation of Rental Equipment	24,052	5,368	18,684	348%
Interest Expense Allocation	1,412	343	1,069	312%
Average Rental Equipment[1]	$93,387	$36,798	$56,589	154%
Average Rental Equipment on Rent[1]	$57,608	$16,682	$40,926	245%
Average Monthly Total Yield[2]	4.4%	2.9%		51%
Average Utilization[3]	61.7%	45.3%		36%
Average Monthly Rental Rate[4]	7.1%	6.4%		11%

Period End Rental Equipment[1]	$148,014	$34,091	$113,923	334%
Period End Utilization[3]	61.6%	45.2%		36%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

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

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2005 as compared to 2004 are summarized as follows:

Cash Flow from Operating Activities:    The Company’s operations provided net cash flow of $81.9 million, an increase of 31%, as compared to $62.3 million in 2004. The $19.6 million increase in net cash provided by operating activities was primarily due to improved operating income before depreciation for TRS-RenTelco, which included the first full-year of TRS’ operations since its acquisition in June 2004, and MMMC.

Cash Flow from Investing Activities:    Net cash used in investing activities was $84.6 million for 2005 as compared to $159.8 million in 2004. The $75.2 million decrease in net cash used in investing activities was primarily due to the acquisition of TRS for $120.2 million in 2004. In addition, for 2005 compared to 2004, rental equipment purchases increased $39.8 million to $105.5 million from $65.7 million in 2004 to support customer demand, and proceeds from the sale of rental equipment occurring in the normal course of business increased $4.0 million to $31.4 million from $27.4 million in 2004.

Cash Flow from Financing Activities:    Net cash provided by financing activities was $2.8 million in 2005, compared to $97.8 million in 2004. In 2005, net cash provided by financing activities included borrowings of $11.3 million on bank lines of credit, net proceeds from the exercise of stock options of $4.6 million and the payment of dividends to shareholders of $13.1 million. In 2004, net cash provided by financing activities were primarily related to the financing of the TRS acquisition of $120.2 million, and were impacted to a lesser extent by the net proceeds from the exercise of stock options of $3.6 million and the payment of dividends to shareholders of $10.5 million. In conjunction with the financing of the TRS acquisition, the Company renewed and extended its bank lines of credit, prepaid the remaining $16.0 million of its 6.44% senior notes and completed a private placement of $60.0 million of 5.08% senior notes.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2005	2004	2003
Cash Provided by Operating Activities	$81,853	$62,272	$47,584	$191,708
Proceeds from the Sale of Rental Equipment	31,406	27,422	14,956	73,784

Cash Available for Purchase of Rental Equipment	113,259	89,694	62,540	265,492
Purchases of Rental Equipment	(105,501)	(65,706)	(35,797)	(207,004)

Cash Available for Other Uses	$7,758	$23,988	$26,743	$58,488

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $10.5 million in 2005, $1.3 million in 2004, and $0.8 million in 2003, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has purchased shares of its common stock from time to time in market transactions (NASDAQ) and/or through privately negotiated, large block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. As of March 8, 2006, 2,000,000 shares remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary

(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2005	2004	2003
Cash Dividends Paid	$13,068	$10,459	$9,491	$23,018
Shares Repurchased	—	—	929	929
Average Price Per Share	$—	$—	$11.04	$11.04
Aggregate Purchase Price	$—	$—	$10,254	$10,254
Total Cash Returned to Shareholders	$13,068	$10,459	$19,745	$43,272

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit. In July 2005, the Company increased its unsecured line of credit agreement (the “Agreement”) from $130.0 million to $190.0 million and extended the Agreement through June 30, 2008. The Company increased its borrowings under this line by $9.5 million during the year, and at December 31, 2005, the outstanding borrowings under this line were $98.5 million. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at December 31, 2005 was $166.6 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios relative to EBITDA during specified periods of the Agreement. At December 31, 2005, the Company was in compliance with all covenants related to the Agreement.

In addition to the $190.0 million line of credit, the Company has a $5.0 million committed line of credit facility, related to its cash management services expiring June 30, 2008, of which $4.7 million was outstanding as of December 31, 2005. The Company’s credit facility related to its cash management services, facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At December 31, 2005, the Company had capacity to borrow up to an additional $91.8 million under its existing lines of credit beyond its then existing debt. The Company had total liabilities to equity ratios of 1.73 to 1 and 1.84 to 1 as of December 31, 2005 and 2004, respectively. The debt (notes payable) to equity ratios were 0.82 to 1 and 0.91 to 1 at December 31, 2005 and 2004, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

In April 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes (“Notes”) along with accrued interest of $0.2 million and a prepayment fee of $0.6 million. The total payment of $16.8 million was advanced under the Company’s revolving line of credit at its then current floating interest rate of 2.3%. In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the senior notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $190.0 million unsecured line of credit agreement described above. At December 31, 2005, the Company was in compliance with all covenants related to the Note Agreement.

Contractual Obligations and Commitments

The Company’s material contractual obligations and commitments consist of $195.0 million revolving lines of credit, or the Variable Rate Loans, with its banks expiring in 2008, $60.0 million of 5.08% senior notes, or the Fixed Rate Loan, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2005 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Revolving Lines of Credit	$103,232	$—	$103,232	$—	$—
Senior Notes	70,668	3,048	42,401	25,219	—
Operating Leases for Facilities	2,391	745	1,521	125	—

Total Contractual Obligations	$176,291	$3,793	$147,154	$25,344	$—

The Company believes that its needs for working capital and capital expenditures through 2006 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 48 for a more detailed presentation of the sources and uses of the Company’s cash.

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

The lives and residual values of rental equipment are subject to periodic evaluation. For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, and supply or demand. Internal factors for modulars may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies. For electronic test equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, and supply or demand. Internal factors for electronic test equipment may include, but are not limited to, change in equipment specifications, condition of equipment or maintenance policies.

Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. Depending on the magnitude of such changes, the impact on the financial statements could be significant.

Maintenance, Repair and Refurbishment—Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgement is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, 40 and 60-foot sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. Changes in these policies could impact the Company’s financial results.

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

Impact of Inflation

Although the Company cannot precisely determine the effect of inflation, from time to time it has experienced increases in costs of rental equipment, manufacturing costs, operating expenses and interest. Because a majority of its rentals are relatively short term, the Company has generally been able to pass on such increased costs through increases in rental rates and selling prices, but there can be no assurance that the Company will be able to continue to pass on increased costs to customers in the future.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2005. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2005.

Expected Annual Maturities of Notes Payable as of December 31, 2005
(dollar amounts in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value
Fixed Rate Loan	$—	$12,000	$12,000	$12,000	$12,000	$12,000	$60,000	$58,803
Average Interest Rate	5.08%	5.08%	5.08%	5.08%	5.08%	5.08%	5.08%
Variable Rate Loans	$—	$—	$103,232	$—	$—	$—	$103,232	$103,232
Average Interest Rate	5.17%	5.17%	5.17%	—	—	—	5.17%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Note 2 and Note 9 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2005, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

To the Shareholders and Board of Directors of McGrath RentCorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that McGrath RentCorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that McGrath RentCorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2005 and 2004 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expresses an unqualified opinion on these statements.

/s/    GRANT THORNTON LLP

San Francisco, California

March	8, 2006

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

To the Shareholders and Board of Directors of McGrath RentCorp:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGrath RentCorp and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Francisco, California

March	8, 2006

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2005	2004
Assets
Cash	$276	$189
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2005 and $900 in 2004	63,702	53,846
Rental Equipment, at cost:
Relocatable Modular Buildings	408,227	339,537
Electronic Test Equipment	154,708	149,437

	562,935	488,974
Less Accumulated Depreciation	(156,502)	(131,186)

Rental Equipment, net	406,433	357,788

Property, Plant and Equipment, net	56,008	47,750
Prepaid Expenses and Other Assets	16,019	14,707

Total Assets	$542,438	$474,280

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$163,232	$151,888
Accounts Payable and Accrued Liabilities	51,690	39,460
Deferred Income	27,410	24,377
Minority Interest in Subsidiary	3,199	2,937
Deferred Income Taxes, net	98,438	88,730

Total Liabilities	343,969	307,392

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—24,832 shares in 2005 and 24,543 shares in 2004	26,224	21,586
Retained Earnings	172,245	145,302

Total Shareholders’ Equity	198,469	166,888

Total Liabilities and Shareholders’ Equity	$542,438	$474,280

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Revenues
Rental	$152,316	$120,358	$76,678
Rental Related Services	26,460	23,347	16,746

Rental Operations	178,776	143,705	93,424
Sales	90,823	57,162	36,745
Other	2,581	1,653	802

Total Revenues	272,180	202,520	130,971

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	44,178	32,426	12,745
Rental Related Services	17,893	15,172	10,356
Other	29,292	24,007	18,623

Total Direct Costs of Rental Operations	91,363	71,605	41,724
Cost of Sales	67,378	43,134	25,913

Total Costs	158,741	114,739	67,637

Gross Profit	113,439	87,781	63,334
Selling and Administrative	39,819	33,705	22,626

Income from Operations	73,620	54,076	40,708
Interest	7,890	5,188	2,668

Income before Provision for Income Taxes	65,730	48,888	38,040
Provision for Income Taxes	24,649	18,843	15,178

Income before Minority Interest	41,081	30,045	22,862
Minority Interest in Income of Subsidiary	262	48	170

Net Income	$40,819	$29,997	$22,692

Earnings Per Share:
Basic	$1.65	$1.23	$0.94
Diluted	$1.61	$1.21	$0.93
Shares Used in Per Share Calculations:
Basic	24,668	24,344	24,250
Diluted	25,331	24,804	24,517

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2002	24,979	$16,320	$122,699	$139,019
Net Income	—	—	22,692	22,692
Repurchase of Common Stock	(929)	(608)	(9,646)	(10,254)
Noncash Compensation	—	112	—	112
Exercise of Stock Options, net	194	2,076	—	2,076
Dividends Declared of $0.40 Per Share	—	—	(9,667)	(9,667)
Balance at December 31, 2003	24,244	17,900	126,078	143,978
Net Income	—	—	29,997	29,997
Repurchase of Common Stock	(2)	(1)	(39)	(40)
Noncash Compensation	—	57	—	57
Exercise of Stock Options, net	301	3,630	—	3,630
Dividends Declared of $0.44 Per Share	—	—	(10,734)	(10,734)
Balance at December 31, 2004	24,543	21,586	145,302	166,888
Net Income	—	—	40,819	40,819
Repurchase of Common Stock	(1)	(1)	(29)	(30)
Noncash Compensation	—	44	—	44
Exercise of Stock Options, net	290	4,595	—	4,595
Dividends Declared of $0.56 Per Share	—	—	(13,847)	(13,847)
Balance at December 31, 2005	24,832	$26,224	$172,245	$198,469

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash Flow from Operating Activities:
Net Income	$40,819	$29,997	$22,692
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	46,433	34,501	14,692
Provision for Doubtful Accounts	845	303	365
Noncash Compensation	44	57	112
Gain on Sale of Rental Equipment	(9,662)	(8,532)	(5,421)
Change In:
Accounts Receivable	(10,701)	(8,370)	685
Prepaid Expenses and Other Assets	(1,312)	(2,348)	(2,756)
Accounts Payable and Accrued Liabilities	2,646	6,231	1,781
Deferred Income	3,033	761	4,633
Deferred Income Taxes	9,708	9,672	10,801

Net Cash Provided by Operating Activities	81,853	62,272	47,584

Cash Flow from Investing Activities:
Acquisition of TRS	—	(120,209)	—
Purchase of Rental Equipment	(105,501)	(65,706)	(35,797)
Purchase of Property, Plant and Equipment	(10,512)	(1,347)	(817)
Proceeds from Sale of Rental Equipment	31,406	27,422	14,956

Net Cash Used in Investing Activities	(84,607)	(159,840)	(21,658)

Cash Flow from Financing Activities:
Net Borrowings (Repayments) Under Bank Lines of Credit	11,344	44,622	(8,257)
Borrowings Under Private Placement	—	60,000	—
Proceeds from the Exercise of Stock Options, net	4,595	3,630	2,076
Repurchase of Common Stock	(30)	(40)	(10,254)
Payment of Dividends	(13,068)	(10,459)	(9,491)

Net Cash Provided By (Used in) Financing Activities	2,841	97,753	(25,926)

Net Increase in Cash	87	185	—
Cash Balance, beginning of period	189	4	4

Cash Balance, end of period	$276	$189	$4

Interest Paid, during the period	$7,799	$5,518	$2,899

Income Taxes Paid, during the period	$22,871	$8,355	$4,016

Dividends Declared, not yet paid	$3,479	$2,700	$2,424

Rental Equipment Acquisitions, not yet paid	$14,694	$5,625	$1,917

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is a rental company with two rental products; relocatable modular buildings and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building division, “TRS-RenTelco,” formerly “RenTelco”, its electronic test equipment division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business selling portable classrooms directly to California public school districts.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas and Florida. These units are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. Significant portions of MMMC’s rental and sales revenues are derived from the educational market and are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction of class size reduction programs, a lack of fiscal funding by the state for existing contracts, or a significant reduction of future funding to public schools may have a material adverse effect on both rental and sales revenues of the Company.

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. TRS-RenTelco revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense and communications industries. Electronics revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

McGrath RentCorp owns 81% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts. Enviroplex sales revenues were $17,418,000, $14,350,000 and $13,229,000 in 2005, 2004 and 2003, respectively, which includes inter-segment sales to MMMC of $6,856,000, $5,096,000 and $2,222,000, which are recorded at cost and eliminated in consolidation.

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for continuing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are in good operating condition.

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

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings and accessories	3 to 18 years, 0% to 50% residual value
Electronic test equipment and accessories	2 to 8 years, no residual value

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes with no residual values. Depreciation expense is included in “Selling and Administrative” expenses on the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2005	2004
Land		$25,834	$17,703
Land improvements	20 – 50	21,957	21,938
Buildings	30	11,986	11,697
Furniture, Office and Computer Equipment	5 – 10	6,249	5,118
Machinery and Service Equipment	5 – 20	2,442	2,351

		68,468	58,807
Less Accumulated Depreciation		(12,460)	(11,057)

		$56,008	$47,750

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the years ended December 31, 2005, 2004 and 2003 was 662,260, 460,167, and 267,773, respectively. Stock options to purchase 106,000, 147,000 and 42,000 shares in 2005, 2004 and 2003, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled MMMC amounts for the portion of end-of-lease services earned, which were negotiated as part of the lease agreement. The Company

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)	2005	2004
Beginning Balance, January 1	$900	$650
Acquired TRS Reserve (See Note 9)	—	500
Provision for doubtful accounts	845	303
Write-offs, net of recoveries	(745)	(553)

Ending Balance, December 31	$1,000	$900

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues is derived from the educational market. Within the educational market, modular rentals and sales to public school districts for kindergarten through grade twelve (K-12) comprised approximately 34%, 36% and 41% of the Company’s consolidated rental and sales revenues for 2005, 2004 and 2003, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the respective states, in particular, the State of California, to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which have an estimated fair value of $58,803,000 and $60,186,000 compared to the recorded value of $60,000,000 as of December 31, 2005 and 2004, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Year Ended December 31,
	2005	2004	2003
Net Income, as reported	$40,819	$29,997	$22,692
Pro Forma Compensation Charge	(1,543)	(897)	(531)

Pro Forma Net Income	$39,276	$29,100	$22,161

Earnings Per Share:
Basic—as reported	$1.65	$1.23	$0.94
Basic—pro forma	1.59	1.20	0.91

Diluted—as reported	1.61	1.21	0.93
Diluted—pro forma	1.55	1.17	0.90

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rates	3.9%	3.4%	3.6%
Expected dividend yields	2.3%	2.4%	3.1%
Expected volatility	37.8%	30.4%	34.6%
Expected option life (in years)	5.5	7.5	7.5

The weighted average fair value of grants at grant dates were $7.75, $4.93 and $3.47 during the years ended 2005, 2004 and 2003, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the expensing of employee stock options at fair value, rather than using the intrinsic method of valuing share-base payment transactions allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. These costs will be recognized over the period during which an employee provides service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to fiscal years beginning after June 15, 2005, or effectively beginning on January 1, 2006 for the Company. The Company will apply SFAS 123R using the “modified prospective” method as allowed by SFAS No. 123R, under which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. The Company expects non-cash compensation expense for stock option expensing to be approximately $3,600,000 in 2006, reducing net income by $2,200,000, or $0.09 per diluted share.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

NOTE 3.	FINANCED LEASE RECEIVABLES

The Company has entered into sales type leases to finance equipment sales. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2005	2004
Gross minimum lease payments receivable	$9,605	$8,895
Less—unearned interest	(770)	(1,011)

Net investment in sales type lease receivables	$8,835	$7,884

As of December 31, 2005, the future minimum lease payments under non-cancelable leases to be received in 2006 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2006	$8,027
2007	954
2008	390
2009	181
2010	53
2011 and thereafter	—

Total minimum future lease payments	$9,605

NOTE 4.	NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2005	2004
Senior Notes	$60,000	$60,000
Unsecured Revolving Lines of Credit	103,232	91,888

	$163,232	$151,888

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

In April 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes along with accrued interest of $258,000 and a prepayment fee of $561,000. The total payment of approximately $16.8 million was advanced under the Company’s revolving line of credit at its then current floating interest rate of 2.3%. In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes (“Notes”) due in 2011. Interest on these Notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the Notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $190.0 million unsecured line of credit agreement described below. At December 31, 2005, the Company was in compliance with all covenants related to the Note Agreement.

Revolving Lines of Credit

In July 2005, the Company increased its unsecured line of credit agreement (the “Agreement”) from $130.0 million to $190.0 million and extended the Agreement through June 30, 2008. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at December 31, 2005 was $166.6 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios relative to EBITDA during specified periods of the Agreement. In addition to the $190.0 million unsecured line of credit, the Company extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2008. At December 31, 2005, the Company was in compliance with all covenants related to the Agreement and has the capacity to borrow up to an additional $91.8 million under the existing bank lines of credit.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2005	2004
Maximum amount outstanding	$109,645	$111,128
Average amount outstanding	$99,828	$72,712
Weighted average interest rate, during the period	4.74%	3.22%
Weighted average interest rate, end of period	5.17%	3.42%
Prime interest rate, end of period	7.25%	5.25%

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2005	2004	2003
Current	$21,188	$3,549	$5,480
Deferred	3,461	15,294	9,698

	$24,649	$18,843	$15,178

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	3.4	5.3
Other	(0.1)	0.1	(0.4)

	37.5%	38.5%	39.9%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2005	2004
Deferred Tax Liabilities:
Accelerated Depreciation	$100,026	$95,445
Prepaid Costs Currently Deductible	4,429	4,022
Other	4,193	366

Total Deferred Tax Liabilities	108,648	99,833
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	3,979	4,658
Deferred Revenues	3,552	3,131
Income Tax Refund	—	2,854
Allowance for Doubtful Accounts	393	199
Other	2,286	261

Total Deferred Tax Assets	10,210	11,103

Deferred Income Taxes, net	$98,438	$88,730

In 2005, 2004 and 2003 the Company obtained a tax benefit of $1,282,000, $816,000 and $360,000, respectively, primarily from the early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

NOTE 6.	BENEFIT PLANS

Stock Option Plans

McGrath RentCorp adopted a 1998 Stock Option Plan (the “1998 Plan”), effective March 9, 1998, as amended, under which 4,000,000 shares were reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. As of December 31, 2005, 3,164,000 options have been granted with exercise prices ranging from $7.81 to $29.56, options have been exercised for the purchase of 978,810 shares, options for 349,450 shares have been terminated, and options for 1,835,740 remain outstanding under the 1998 Plan. Most of these options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of McGrath RentCorp’s advisors. As of December 31, 2005, 1,185,450 options remained available to issue under the 1998 plan.

McGrath RentCorp adopted a 1987 Incentive Stock Option Plan (the “1987 Plan”), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options are granted. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no further options can be issued under this plan. As of December 31, 2005, options for 16,314 shares with an exercise price of $5.38 per share remain outstanding.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2005 are as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	1,481,604	$13.27	1,201,480	$10.34	983,196	$9.37
Options granted during the year	686,000	23.48	650,000	16.82	412,000	11.98
Options exercised during the year	(290,550)	11.44	(300,776)	9.36	(193,716)	8.86
Options terminated during the year	(25,000)	20.11	(69,100)	11.38	—	—

Options outstanding at December 31,	1,852,054	17.30	1,481,604	13.27	1,201,480	10.34

Options exercisable at December 31,	515,904	11.99	451,304	10.39	448,710	9.58

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 5 –10	181,054	4.36	$8.75	175,604	$8.72
10 –15	439,100	6.61	11.71	214,950	11.79
15 –20	452,900	8.26	15.72	106,700	15.62
20 –25	667,000	9.11	22.31	22,400	22.30
25 –30	112,000	9.92	29.56	—	—

5 –30	1,852,054	7.89	17.30	519,654	11.99

Employee Stock Ownership Plan

In 1985, McGrath RentCorp established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, McGrath RentCorp makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $1,300,000, $975,000 and $750,000 for 2005, 2004 and 2003, respectively.

Long Term Bonus Plans

In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock may be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The 1990 LTB Plan provides for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vest over four years from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2005, 420,486 shares of

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock had been granted, of which all shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 800,000 shares of common stock are reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. As of December 31, 2005, no shares of common stock had yet been granted or vested under the 2000 LTB Plan. Compensation expense for 2005, 2004 and 2003 under the plans was $44,000, $57,000 and $112,000, respectively, and is based on a combination of the anticipated number of shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company’s common stock. As of December 31, 2005 there were no unvested shares. There were 2,692 and 7,360 unvested shares at December 31, 2004 and 2003, respectively, with the related weighted average grant-date fair value of these unvested shares of $18.76 and $16.33 per share, respectively.

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

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $35,000, $29,000, and $26,000 in 2005, 2004 and 2003, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

In February 2005, the Company’s Board of Directors approved a 2-for-1 stock split to be effective March 25, 2005. All share and per share information in the accompanying consolidated financial statements reflects this stock split.

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are to be made in the over-the-counter market and/or through large block transactions at such repurchase price as the officers shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are to be canceled and returned to the status of authorized but unissued shares of common stock. During 2003, the Company repurchased 929,254 shares of common stock for an aggregate repurchase price of $10,254,000 or an average price of $11.04 per share. During 2005 and 2004 there were no repurchases of common stock. As of December 31, 2005, 2,000,000 shares remain authorized for repurchase.

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

(in thousands)

Year Ended December 31,
2006	$745
2007	698
2008	698
2009	125
2010 (no lease terms extend beyond 2010)	125

$2,391

Rent expense was $779,000, $436,000 and $45,000 in 2005, 2004 and 2003, respectively.

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

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. (“CIT”) in order to facilitate the growth of the electronics business. Based in Grapevine, Texas (Dallas Area), TRS was similar to the Company’s existing electronic test equipment rental business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004, for cash consideration of $120.2 million, including expenses of $0.6 million. The Company financed the acquisition from a revolving line of credit facility with its banks and $60 million in fixed-rate senior notes. Since June 2, 2004, TRS’ results have been included in the Consolidated Statements of Income, and since that date, the combined electronics business has operated under the name TRS-RenTelco.

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

An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets and assumed liabilities. Standard valuation procedures and techniques were utilized in determining the fair values. The results of the valuation indicated that the value of intangible assets was insignificant.

Supplemental pro forma information reflecting the acquisition of TRS as if it occurred on January 1, 2003, has not been provided due to the fact that the historical data necessary to compile such pro forma information was impracticable to obtain.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1. Organization and Business, and the accounting policies of the segments are described in Note 2. Significant Accounting Policies. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2005, 2004 and 2003, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Modulars	Electronics	Enviroplex[1]	Consolidated
(in thousands)
Year Ended December 31,

2005
Rental Revenues	$81,180	$71,136	$—	$152,316
Rental Related Services Revenues	25,053	1,407	—	26,460
Sales and Other Revenues	49,732	33,110	10,562	93,404
Total Revenues	155,965	105,653	10,562	272,180
Depreciation of Rental Equipment	9,587	34,591	—	44,178
Gross Profit	72,741	37,042	3,656	113,439
Interest Expense (Income) Allocation	5,679	2,475	(264)	7,890
Income before Provision for Income Taxes	46,794	17,211	1,725	65,730
Rental Equipment Acquisitions	77,174	37,393	—	114,567
Accounts Receivable, net (period end)	36,069	23,291	4,342	63,702
Rental Equipment, at cost (period end)	408,227	154,708	—	562,935
Rental Equipment, net book value (period end)	307,822	98,611	—	406,433
Utilization (period end)[2]	83.5%	68.9%
Average Utilization[2]	84.9%	66.2%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Modulars	Electronics	Enviroplex[1]	Consolidated
(in thousands)
Year Ended December 31,

2004
Rental Revenues	$71,460	$48,898	$—	$120,358
Rental Related Services Revenues	22,142	1,205	—	23,347
Sales and Other Revenues	28,061	21,500	9,254	58,815
Total Revenues	121,663	71,603	9,254	202,520
Depreciation of Rental Equipment	8,374	24,052	—	32,426
Gross Profit	59,812	25,986	1,983	87,781
Interest Expense (Income) Allocation	3,947	1,412	(171)	5,188
Income before Provision for Income Taxes	37,850	10,718	320	48,888
Rental Equipment Acquisitions	44,679	132,379	—	177,058
Accounts Receivable, net (period end)	28,237	22,558	3,051	53,846
Rental Equipment, at cost (period end)	339,537	149,437	—	488,974
Rental Equipment, net book value (period end)	245,924	111,864	—	357,788
Utilization (period end)[2]	86.1%	61.6%
Average Utilization[2]	85.6%	61.7%

2003
Rental Revenues	$63,948	$12,730	$—	$76,678
Rental Related Services Revenues	16,203	543	—	16,746
Sales and Other Revenues	18,973	7,567	11,007	37,547
Total Revenues	99,124	20,840	11,007	130,971
Depreciation of Rental Equipment	7,377	5,368	—	12,745
Gross Profit	52,005	8,073	3,256	63,334
Interest Expense (Income) Allocation	2,505	343	(180)	2,668
Income before Provision for Income Taxes	33,357	3,290	1,393	38,040
Rental Equipment Acquisitions	27,637	4,790	—	32,427
Accounts Receivable, net (period end)	26,616	3,664	1,919	32,199
Rental Equipment, at cost (period end)	304,905	34,448	—	339,353
Rental Equipment, net book value (period end)	215,589	16,457	—	232,046
Utilization (period end)[2]	84.6%	45.2%
Average Utilization[2]	84.2%	45.3%
1	Gross Enviroplex sales revenues were $17,418,000, $14,350,000 and $13,229,000 in 2005, 2004 and 2003, respectively, which includes inter-segment sales to MMMC of $6,856,000, $5,096,000 and $2,222,000, which are eliminated in consolidation.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2005, 2004 and 2003. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2005 is summarized below:

(in thousands, except per share amounts)	2005
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$35,959	$36,801	$39,240	$40,316	$152,316
Total Revenues	52,938	63,865	77,762	77,615	272,180
Gross Profit	22,993	26,619	32,420	31,407	113,439
Income from Operations	13,432	17,199	21,877	21,112	73,620
Income Before Provision for Income Taxes	11,713	15,287	19,782	18,948	65,730
Net Income	7,177	9,466	12,071	12,105	40,819
Earnings Per Share:
Basic	$0.29	$0.38	$0.49	$0.49	$1.65
Diluted	$0.29	$0.38	$0.48	$0.47	$1.61
Dividends Declared Per Share	$0.14	$0.14	$0.14	$0.14	$0.56
Shares Used in Per Share Calculations:
Basic	24,572	24,627	24,678	24,795	24,668
Diluted	25,147	25,226	25,382	25,542	25,331
Balance Sheet Data
Rental Equipment, net	$370,856	$378,379	$391,170	$406,433	$406,433
Total Assets	484,515	504,191	529,407	542,438	542,438
Notes Payable	156,676	166,000	154,623	163,232	163,232
Shareholders’ Equity	171,577	178,326	188,933	198,469	198,469

	2004
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$20,023	$25,560	$37,113	$37,662	$120,358
Total Revenues	29,879	40,789	72,540	59,312	202,520
Gross Profit	16,148	19,137	27,009	25,487	87,781
Income from Operations	10,091	11,541	17,368	15,076	54,076
Income Before Provision for Income Taxes	9,551	10,133	15,792	13,412	48,888
Net Income	5,738	6,121	9,380	8,758	29,997
Earnings Per Share:
Basic	$0.24	$0.25	$0.39	$0.36	$1.23
Diluted	$0.23	$0.25	$0.38	$0.35	$1.21
Dividends Declared Per Share	$0.11	$0.11	$0.11	$0.11	$0.44
Shares Used in Per Share Calculations:
Basic	24,252	24,306	24,354	24,464	24,344
Diluted	24,606	24,742	24,842	25,021	24,804
Balance Sheet Data
Rental Equipment, net	$232,894	$352,337	$355,860	$357,788	$357,788
Total Assets	322,641	466,442	483,735	474,280	474,280
Notes Payable	43,932	168,500	162,999	151,888	151,888
Shareholders’ Equity	147,391	151,396	158,727	166,888	166,888

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 42.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 31, 2006, which will be filed with the Securities and Exchange Commission by not later than April 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 31, 2006, which will be filed with the Securities and Exchange Commission by not later than April 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 31, 2006, which will be filed with the Securities and Exchange Commission by not later than April 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 31, 2006, which will be filed with the Securities and Exchange Commission by not later than April 30, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held May 31, 2006, which will be filed with the Securities and Exchange Commission by not later than April 30, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Index of documents filed as part of this report:

1.	The following Consolidated Financial Statements of McGrath RentCorp are included in Item 8.

2.	Financial Statement Schedules. None

3.	Exhibits. See Index of Exhibits on page 67 of this report.

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

Date: March 8, 2006	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Thomas J. Sauer
THOMAS J. SAUER Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	March 8, 2006

/s/ Robert C. Hood ROBERT C. HOOD	Director	March 8, 2006

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	March 8, 2006

/s/ Joan M. McGrath JOAN M. McGRATH	Director	March 8, 2006

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board	March 8, 2006

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	March 8, 2006

/s/ Ronald H. Zech RONALD H. ZECH	Director	March 8, 2006

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on April 1, 2003	Filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed April 30, 2003), incorporated herein by reference.

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

4.2	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.2.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.4	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5	Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of May 7, 2004.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of July 11, 2005.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 15, 2005) and incorporated herein by reference.

4.6	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated May 13, 2004.	Filed as exhibit 10.16 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.6.1	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., effective as of July 11, 2005.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.6.2	$5,000,000 Credit Line Note, dated May 13, 2004.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.6.3	$5,000,000 Credit Line Note, dated July 11, 2005.	Filed as exhibit 10.18 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

10.1	McGrath RentCorp 1987 Incentive Stock Option Plan	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.1.1	Exemplar Form of the Incentive Stock Option Agreement	Filed as exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.2	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

Number	Description	Method of Filing

10.2.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.3	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.4	Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.4.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.5	2000 Long-Term Stock Bonus Plan	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001	Filed as exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.6	Enviroplex Stock Exchange Agreement dated June 2, 2001, by and between McGrath RentCorp, Joe G. Sublett and Donald M. Curtis	Filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.10	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on September 12, 2003	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.11	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on September 12, 2003	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.12	Asset Purchase Agreement, dated as of May 2, 2004, among McGrath RentCorp, a California Corporation, TRS-RenTelco Inc. (formerly known as Baseball II Acquisition Inc.), a British Columbia corporation, CIT Group Inc., a Delaware corporation, Technology Rentals & Services, a division of CIT Technologies Corporation, a Michigan corporation, and CIT Financial Ltd., an Ontario corporation.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

10.13	First Amendment and Waiver to Asset Purchase Agreement, dated as of June 2, 2004 by and among McGrath RentCorp, a California Corporation, TRS-RenTelco Inc. (formerly known as Baseball II Acquisition Inc.), a British Columbia corporation, CIT Group Inc., a Delaware corporation, Technology Rentals & Services, a division of CIT Technologies Corporation, a Michigan corporation, and CIT Financial Ltd., an Ontario corporation.	Filed as exhibit 2.2 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

21.1	List of Subsidiaries	Filed herewith.

23	Written Consent of Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.