Form 10-Q
period 2006-03-31
MCGRATH RENTCORP
filed 2006-05-04
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At May 4, 2006, 24,949,682 shares of Registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts regarding McGrath RentCorp’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales and customer demand, the Company’s ability to maintain its business model, the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors, the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies (i) to actively maintain and repair rental equipment cost effectively and to maximize the level of proceeds from the sale of such products and (ii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; utilization rates for the Company’s rental equipment, the level of future warranty costs on sales of modular equipment, the effect of interruptions in the passage of statewide and local facility bond measures and the effect of such interruptions on the Company’s operations, the effect of changes in legislation on the Company’s modular rental and sales revenues, including legislation with respect to policies regarding class size, the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements, the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable legislation, the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital and capital expenditures through 2006 and beyond; the effect of changes to the Company’s accounting policies (including our critical accounting policies) and future implementation of these policies, including policies with respect to stock option expensing under SFAS No. 123(R), depreciation, maintenance and refurbishment and impairment; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business, and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

Forward-looking statements are made only as of the date of this Form 10-Q and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of March 31, 2006, and the related statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Francisco, CA

May 2, 2006

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
REVENUES
Rental	$39,671	$35,959
Rental Related Services	7,067	5,275

Rental Operations	46,738	41,234
Sales	10,498	10,972
Other	620	732

Total Revenues	57,856	52,938

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,858	11,565
Rental Related Services	4,960	3,571
Other	8,006	7,245

Total Direct Costs of Rental Operations	23,824	22,381
Costs of Sales	7,329	7,564

Total Costs	31,153	29,945

Gross Profit	26,703	22,993
Selling and Administrative	11,554	9,561

Income from Operations	15,149	13,432
Interest	2,353	1,719

Income Before Provision for Income Taxes	12,796	11,713
Provision for Income Taxes	4,991	4,451

Income Before Minority Interest	7,805	7,262
Minority Interest in Income (Loss) of Subsidiary	(32)	85

Net Income	$7,837	$7,177

Earnings Per Share:
Basic	$0.32	$0.29
Diluted	$0.31	$0.29

Shares Used in Per Share Calculation:
Basic	24,866	24,572
Diluted	25,604	25,147

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	March 31, 2006	December 31, 2005
ASSETS
Cash	$723	$276
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2006 and 2005	51,084	63,702

Rental Equipment, at cost:
Relocatable Modular Buildings	428,197	408,227
Electronic Test Equipment	161,053	154,708

	589,250	562,935
Less Accumulated Depreciation	(163,762)	(156,502)

Rental Equipment, net	425,488	406,433

Property, Plant and Equipment, net	56,042	56,008
Prepaid Expenses and Other Assets	15,276	16,019

Total Assets	$548,613	$542,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$176,500	$163,222
Accounts Payable and Accrued Liabilities	44,005	51,690
Deferred Income	20,460	27,410
Minority Interest in Subsidiary	3,168	3,199
Deferred Income Taxes, net	99,497	98,438

Total Liabilities	343,630	343,969

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Issued and Outstanding — 24,950 shares in 2006 and 24,832 shares in 2005	28,892	26,224
Retained Earnings	176,091	172,245

Total Shareholders’ Equity	204,983	198,469

Total Liabilities and Shareholders’ Equity	$548,613	$542,438

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,837	$7,177
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	11,384	12,139
Provision for Doubtful Accounts	70	43
Non-Cash Stock Compensation	830	—
Gain on Sale of Rental Equipment	(2,489)	(1,760)
Change In:
Accounts Receivable	12,548	2,692
Prepaid Expenses and Other Assets	743	281
Accounts Payable and Accrued Liabilities	(1,293)	(400)
Deferred Income	(6,950)	(5,187)
Deferred Income Taxes	1,059	3,796

Net Cash Provided by Operating Activities	23,739	18,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(39,855)	(27,877)
Purchase of Property, Plant and Equipment	(560)	(307)
Proceeds from Sale of Rental Equipment	5,497	6,807

Net Cash Used in Investing Activities	(34,918)	(21,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	13,268	4,788
Proceeds from the Exercise of Stock Options	1,256	771
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	582	187
Payment of Dividends	(3,480)	(2,700)

Net Cash Provided by Financing Activities	11,626	3,046

Net Increase in Cash	447	450
Cash Balance, beginning of period	276	189

Cash Balance, end of period	$723	$639

Interest Paid, during the period	$1,502	$1,033

Income Taxes Paid, during the period	$3,349	$570

Dividends Declared, not yet paid	$3,992	$3,446

Rental Equipment Acquisitions, not yet paid	$7,758	$7,429

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1.	CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three months ended March 31, 2006 and 2005 have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results of the three months ended March 31, 2006 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2.	STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which it has granted options to purchase common stock to directors, officers and employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Most options vest over 5 years and expire 10 years after grant.

Beginning on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) under the modified prospective method, which requires the expensing of employee stock options at fair value. Under the modified prospective method, compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, as provided for under the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic method of valuing share-based payment transactions allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was historically included as a pro forma disclosure in the notes to the consolidated financial statements.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgement and financial estimates, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Income.

For the three months ended March 31, 2006, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $0.8 million, before provision for income taxes. The Company recorded a tax benefit of approximately $0.3 million related to the aforementioned stock-based compensation expense. The stock-based compensation expense, net of taxes, reduced net income by $0.5 million, or $0.02 per diluted share. Tax benefits resulting from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options were $0.6 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively, and are included as a financing cash inflow in the Consolidated Statements of Cash Flows.

The following table shows on a pro forma basis the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant in accordance with SFAS No. 123R:

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net Income, as reported	$7,177
Pro Forma Compensation Charge	(394)

Pro Forma Net Income	$6,783

Earnings Per Share:
Basic – as reported	$0.29
Basic – pro forma	$0.28

Diluted – as reported	$0.29
Diluted – pro forma	$0.27

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,852,054	$17.30
Options granted	428,500	29.56
Options exercised	(117,454)	10.69
Options terminated	(32,850)	22.24

Options outstanding at March 31, 2006	2,130,250	20.05	8.24	$13,190,000

Options exercisable at March 31, 2006	655,250	15.40	7.05	$3,134,000

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$ 5 – 10	111,550	4.17	$8.79	111,550	$8.79
10 – 15	411,100	6.58	11.80	213,000	11.95
15 – 20	437,500	8.02	15.74	120,200	15.67
20 – 25	629,600	8.84	22.27	210,500	22.30
25 – 30	540,500	9.80	29.56	—	—

5 – 30	2,130,250	8.24	20.05	655,250	15.40

The fair value of each option award granted was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected term (in years)	5.2	5.2
Expected volatility	30.9%	38.2%
Risk-free interest rates	4.3%	3.7%
Expected dividend yields	1.9%	2.4%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future employee behavior. Expected stock volatility is based on historical stock price volatility of the Company and the risk free interest rates are based on U. S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding. The expected dividend yield is based upon the current dividend annualized as a percentage of the grant exercise price.

NOTE 3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2006 and 2005 was 737,690 and 574,919, respectively. As of March 31, 2006 and 2005, stock options to purchase 540,500 and 644,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

NOTE 4.	SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies of the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2006 and 2005 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2006
Rental Revenues	$21,408	$18,263	$—	$39,671
Rental Related Services Revenues	6,766	301	—	7,067
Sales and Other Revenues	4,946	4,916	1,256	11,118
Total Revenues	33,120	23,480	1,256	57,856
Depreciation of Rental Equipment	2,520	8,338	—	10,858
Gross Profit	17,139	9,451	113	26,703
Interest Expense (Income) Allocation	1,746	718	(111)	2,353
Income before Provision for Income Taxes	9,063	3,992	(259)	12,796
Rental Equipment Acquisitions	22,399	10,522	—	32,921
Accounts Receivable, net (period end)	28,529	20,837	1,718	51,084
Rental Equipment, at cost (period end)	428,197	161,053	—	589,250
Rental Equipment, net book value (period end)	326,108	99,380	—	425,488
Utilization (period end) [2]	82.1%	70.6%
Average Utilization [2]	82.8%	69.5%

2005
Rental Revenues	$19,026	$16,933	$—	$35,959
Rental Related Services Revenues	4,968	307	—	5,275
Sales and Other Revenues	2,735	6,677	2,292	11,704
Total Revenues	26,729	23,917	2,292	52,938
Depreciation of Rental Equipment	2,164	9,401	—	11,565
Gross Profit	15,109	6,925	959	22,993
Interest Expense (Income) Allocation	1,212	572	(65)	1,719
Income before Provision for Income Taxes	9,293	1,936	484	11,713
Rental Equipment Acquisitions	21,755	7,928	—	29,683
Accounts Receivable, net (period end)	24,260	21,383	5,469	51,111
Rental Equipment, at cost (period end)	359,820	150,389	—	510,209
Rental Equipment, net book value (period end)	264,600	106,256	—	370,856
Utilization (period end) [2]	85.3%	61.6%
Average Utilization [2]	85.7%	61.6%

[1]	Gross Enviroplex sales revenues were $1,487,000 and $3,415,000 for the three months ended March 31, 2006 and 2005, respectively, which includes inter-segment sales to MMMC of $231,000 and $1,123,000, which are eliminated in consolidation.

[2]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2006 and 2005. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed in Part II—Item 1A, “Risk Factors,” and elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I—Item 1 of this quarterly report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2006.

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In the first quarter of 2006, MMMC, TRS-RenTelco and Enviroplex contributed 71%, 31% and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 79%, 17% and 4% for the same period in 2005. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock compensation and impairment charges. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three and twelve months ended March 31, 2006 and 2005.

Reconciliation of Net Income to EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
Net Income	$7,837	$7,177	$41,479	$31,436
Minority Interest in Income (Loss) of Subsidiary	(32)	85	145	131
Provision for Income Taxes	4,991	4,451	25,188	19,483
Interest	2,353	1,719	8,524	6,367

Income from Operations	15,149	13,432	75,336	57,417
Depreciation	11,384	12,139	45,677	42,914
Non-Cash Stock Compensation	830	—	874	57

EBITDA [1]	$27,363	$25,571	$121,887	$100,388

EBITDA Margin [2]	47%	48%	44%	45%
Funded Debt to EBITDA [3]			1.45	1.56

[1]	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock compensation.

[2]	EBITDA Margin is calculated as EBITDA divided by total revenues for the period.

[3]	Funded Debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state and local funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the demand for classrooms, such as the Company provides, to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)

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

The Company’s rental operations include rental and rental related service revenues, which comprised approximately 81% and 78% of consolidated revenues for the three months ended March 31, 2006 and 2005 respectively. Of the total rental operations revenues for the three months ended March 31, 2006 and 2005, modulars comprised 60% and 58%, respectively, and electronics comprised 40% and 42%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2006 and 2005, sales and other revenues of both modular and electronic test equipment have comprised approximately 19% and 22%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2006 and 2005, modulars comprised 56% and 43%, respectively, and electronics comprised 44% and 57%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which includes non-cash stock-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

On February 23, 2006, the Company announced that the board of directors declared a cash dividend of $0.16 per common share for the quarter ended March 31, 2006, an increase of 14% over the prior year’s comparable quarter.

In October 2005, the Company completed the purchase of 122 acres of land in Polk County, Florida for $8.1 million. The land will be developed for the use as a regional sales and inventory center to rent and sell and repair, refurbish and store modular rental equipment.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to

Three Months Ended March 31, 2005

Overview

Consolidated revenues for the three months ended March 31, 2006 increased $5.0 million, or 9%, to $57.9 million from $52.9 million for the same period in 2005. Consolidated net income for the quarter increased $0.6 million, or 9% to $7.8 million, or $0.31 per diluted share, from $7.2 million, or $0.29 per diluted share, for the same period in 2005.

The Company adopted SFAS No. 123R effective January 1, 2006, which requires the expensing of employee stock options at estimated fair value. The first quarter 2006 included $0.8 million of non-cash stock compensation expense required under SFAS No. 123R.

For the three months ended March 31, 2006, on a consolidated basis:

•	Gross profit increased $3.7 million, or 16%, to $26.7 million from $23.0 million for the same period in 2005, with 72% of the increase in gross profit attributable to TRS-RenTelco’s higher gross profit on rents.

•	Selling and administrative expenses increased $2.0 million, or 21% to $11.6 million from $9.6 million for the same period in 2005, primarily as a result of higher personnel and benefit costs of $1.7 million, which includes the impact of the non-cash stock compensation expense of $0.8 million from the adoption of SFAS No. 123R effective January 1, 2006.

•	Interest expense increased $0.7 million, or 37%, to $2.4 million from $1.7 million for the same period in 2005, primarily due to 35% higher average interest rates of 5.8% compared to 4.3% in 2005.

•	Pre-tax income contribution by MMMC and TRS-RenTelco was 71% and 31%, respectively, compared to 79% and 17%, respectively, for the comparable 2005 period. These results are discussed on a segment basis below.

•	Provision for income taxes was based on an effective tax rate of 39.0%, compared with 38.0% during the same period in 2005. The Company’s estimated effective tax rate of 39.0% is based on the 2006 expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2006, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $1.8 million, or 7%, to $27.4 million compared to $25.6 million in 2005, with 57% of the increase in EBITDA attributable to TRS-RenTelco as a result of its increased operating income before depreciation primarily due to higher rental revenues.

MMMC

For the three months ended March 31, 2006, MMMC’s total revenues increased $6.4 million, or 24%, to $33.1 million over the same period in 2005, primarily due to higher rental, rental related services and sales revenues associated with the continued educational market demand for classrooms. The revenue increase for the quarter was offset by higher repair and maintenance expense, primarily due to the preparation of California classroom inventory for the upcoming school year, personnel and benefit costs, including non-cash stock compensation expense related to the adoption of SFAS No. 123R, and allocated interest, which resulted in a decrease in pre-tax income of $0.2 million, or 2%, to $9.1 million for the quarter from $9.3 million for the same period in 2005.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Q1 2006 compared to Q1 2005

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Revenues
Rental Revenues	$21,408	$19,026	$2,382	13%
Rental Related Services	6,766	4,968	1,798	36%

Rental Operations	28,174	23,994	4,180	17%
Sales	4,763	2,596	2,167	83%
Other	183	139	44	32%

Total Revenues	$33,120	$26,729	$6,391	24%

Gross Profit
Rental Revenues	$13,376	$12,372	$1,004	8%
Rental Related Services	2,238	1,641	597	36%

Rental Operations	15,614	14,013	1,601	11%
Sales	1,342	957	385	40%
Other	183	139	44	32%

Total Gross Profit	$17,139	$15,109	$2,030	13%

Pre-tax Income	$9,063	$9,293	$(230)	-2%

Other Information
Depreciation of Rental Equipment	$2,520	$2,164	$356	16%
Interest Expense Allocation	1,746	1,212	534	44%

Average Rental Equipment [1]	$368,563	$323,373	$45,190	14%
Average Rental Equipment on Rent [1]	305,225	276,977	28,248	10%
Average Monthly Total Yield [2]	1.94%	1.96%		-1%
Average Utilization [3]	82.8%	85.7%		-3%
Average Monthly Rental Rate [4]	2.34%	2.29%		2%

Period End Rental Equipment [1]	$369,530	$325,050	$44,480	14%
Period End Utilization [3]	82.1%	85.3%		-4%
Period End Floors [1]	23,269	20,979	2,290	11%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended March 31, 2006 increased $2.0 million, or 13%, to $17.1 million from $15.1 million for the same period in 2005. For the three months ended March 31, 2006 compared to the same period in 2005:

•

Gross Profit on Rents – Rental revenues increased $2.4 million, or 13%, over 2005 due to the continued education market demand for classrooms. The rental revenue increase resulted from a 14% increase in average rental equipment, offset by a 1% lower average total yield. As a percentage of rents, depreciation was 12%, compared to 11% in 2005 and other direct costs increased from 24%

in 2005 to 26% in 2006, resulting in a lower gross margin percentage of 62% in 2006 compared to 65% in 2005. The higher rental revenues offset by lower rental margins resulted in gross profit on rents increasing $1.0 million, or 8%, to $13.4 million from $12.4 million in 2005.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.8 million, or 36%, compared to 2005 primarily due to the ongoing demand for modular classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2006 as compared to 2005. Higher revenues and a comparable gross margin percentage of 33% in 2006 and 2005, resulted in rental related services gross profit increasing $0.6 million, or 36%, to $2.2 million from $1.6 million in 2005.

•	Gross Profit on Sales – Sales revenues increased $2.2 million, or 83%, compared to 2005. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales revenues were offset by a lower gross margin percentage, 28% in 2006 compared to 37% in 2005, due to a higher mix of new equipment sales, which resulted in sales gross profit increasing $0.4 million, or 40%, to $1.3 million from $0.9 million in 2005.

For the three months ended March 31, 2006, selling and administrative expenses increased $1.7 million, or 37%, to $6.3 million from $4.6 million in the same period in 2005 primarily due to higher personnel and employee benefit costs to support higher business levels, which included $0.6 million non-cash stock compensation expense related to the adoption of SFAS No. 123R and represented 29% of rental revenues compared to 24% in 2005. Allocated interest expense for the first quarter of 2006 increased $0.5 million, or 44%, to $1.7 million from $1.2 million for the comparable period in 2005, primarily as a result of the Company’s higher average interest rates in 2006.

TRS-RenTelco

For the three months ended March 31, 2006, TRS-RenTelco’s total revenues decreased $0.4 million, or 2%, to $23.5 million compared to the same period in 2005. Despite the slight decrease in total revenues, pre-tax income increased $2.1 million to $4.0 million for the quarter from $1.9 million for the same period in 2005 primarily due to higher gross profit on rental revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco Segment – Q1 2006 compared to Q1 2005

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Revenues
Rental Revenues	$18,263	$16,933	$1,330	8%
Rental Related Services	301	307	(6)	-2%

Rental Operations	18,564	17,240	1,324	8%
Sales	4,479	6,084	(1,605)	-26%
Other	437	593	(156)	-26%

Total Revenues	$23,480	$23,917	$(437)	-2%

Gross Profit
Rental Revenues	$7,431	$4,777	$2,654	56%
Rental Related Services	(131)	63	(194)	-308%

Rental Operations	7,300	4,840	2,460	51%
Sales	1,714	1,492	222	15%
Other	437	593	(156)	-26%

Total Gross Profit	$9,451	$6,925	$2,526	36%

Pre-tax Income	$3,992	$1,936	$2,056	106%

Other Information
Depreciation of Rental Equipment	$8,338	$9,401	$(1,063)	-11%
Interest Expense Allocation	718	572	146	26%

Average Rental Equipment [1]	$156,687	$149,480	$7,207	5%
Average Rental Equipment on Rent [1]	108,833	92,029	$16,804	18%
Average Monthly Total Yield [2]	3.89%	3.78%		3%
Average Utilization [3]	69.5%	61.6%		13%
Average Monthly Rental Rate [4]	5.59%	6.13%		-9%

Period End Rental Equipment [1]	$159,460	$148,960	$10,500	7%
Period End Utilization [3]	70.6%	61.6%		15%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2006 increased $2.5 million, or 36%, to $9.4 million from $6.9 million for the same period in 2005. For the quarter ended March 31, 2006 compared to the same period in 2005:

•

Gross Profit on Rents – Rental revenues increased $1.3 million, or 8%, as compared to 2005, combined with lower depreciation expense of $1.1 million, or 11%, resulting in increased gross profit on rents of

$2.7 million, or 56%, to $7.4 million as compared to the same period in 2005. The decrease in depreciation was due to the determination in April 2005 to extend the useful lives on two models of test equipment (quarterly impact of $0.6 million) and the net impact of selling underutilized equipment and rental equipment becoming fully depreciated, offset by new equipment purchases. Depreciation as a percentage of rents was 46% in 2006 and 56% in 2005. Other direct costs of rental operations decreased $0.3 million, or 9%, due to lower repair and calibration costs in 2006 compared to the same period in 2005.

•	Gross Profit on Sales – Sales revenues decreased $1.6 million, or 26%, compared to 2005. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Lower sales volume was offset by higher gross margin percentage, 38% in 2006 compared to 25% in 2005, due to a higher mix of used equipment sales resulting in sales gross profit increasing $0.2 million, or 15%, to $1.7 million from $1.5 million in 2005.

For the three months ended March 31, 2006, selling and administrative expenses increased $0.3 million, or 7%, to $4.7 million from $4.4 million in the same period in 2005, primarily due to $0.2 million non-cash stock compensation expense related to the adoption of SFAS No. 123R. Allocated interest expense for the first quarter 2006 increased $0.1 million, or 17%, to $0.7 million from $0.6 million for the same period in 2005, as a result of the Company’s higher average interest rates in 2006.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2006 compared to the same period in 2005 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $23.7 million, an increase of 26%, during the three months ended March 31, 2006 as compared to $18.8 million during the same period in 2005. The $4.9 million increase in net cash provided by operating activities during the quarter was primarily attributable to the reduction in accounts receivable offset by other balance sheet changes.

Cash Flow from Investing Activities: Net cash used in investing activities was $34.9 million for the three months ended March 31, 2006 as compared to $21.4 million for the same period in 2005. The $13.5 million increase in net cash used in investing activities was primarily due to the increase in rental equipment purchases of $12.0 million to $39.9 million from $27.9 million during the same period in 2005 to support expected customer demand, and the decrease in proceeds from the sale of rental equipment occurring in the normal course of business for the quarter by $1.3 million to $5.5 million from $6.8 million during the same period in 2005.

Cash Flow from Financing Activities: Net cash provided by financing activities was $11.6 million for the three months ended March 31, 2006, compared to $3.0 million net cash provided during the same period in 2005. For the first quarter of 2006, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $13.3 million, payment of dividends to shareholders of $3.5 million, proceeds from the exercise of stock options of $1.2 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.6 million. For the first quarter of 2005, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $4.8 million, payment of dividends to shareholders of $2.7 million, proceeds from the exercise of stock options of $0.7 million, million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.2 million.

The Company had total liabilities to equity ratios of 1.68 to 1 and 1.73 to 1 as of March 31, 2006 and December 31, 2005, respectively. The debt (notes payable) to equity ratios were 0.86 to 1 and 0.82 to 1 as of

March 31, 2006 and December 31, 2005, respectively. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At March 31, 2006, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $116.5 million was outstanding and has capacity to borrow up to an additional $78.5 million. These unsecured lines of credit expire June 30, 2008.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 2006 and 2005, there were no repurchases. As of May 4, 2006, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

ITEM 1A.	RISK FACTORS

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

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

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, in particular, Dennis Kakures our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs. To the extent we are unable to fill, experience delays in filling open positions, or fail to retain key personnel when turnover occurs it could have a material adverse impact on our operating results and stock price.

Risks in Acquisitions.

Some of our recent growth has resulted through the acquisition of TRS, an electronic test equipment rental business in 2004. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. However, future acquisition opportunities could be less predictable and may limit future growth. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	timely completion of necessary financing and required amendments, if any, to existing agreements, and

•	potential loss of key employees of the acquired companies.

In connection with acquisitions we may:

•	assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	become subject to litigation.

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

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our recent modular expansion in Florida and acquisition of TRS. Since the Company’s effective tax rate is dependent on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward.

Future changes in financial accounting standards may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which required us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation, however, this accounting change will not have any impact on the cashflows of our business. For 2006, we estimate compensation expense of approximately $3.6 million related to the expensing of stock options, reducing net income by $2.2 million or $0.09 per diluted share. Under the prior rules, expensing of stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share. Since 1996, when these rules were originally effective, the Company had adopted the disclosure only provisions of the rules and disclosed on a pro forma basis the impact of compensation expense of stock options on net income and net income per share in the footnotes to the consolidated financial statements.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.2 million per year for each 1% increase in the average interest rate we pay, based on the $116.5 million balance of variable rate debt outstanding at March 31, 2006. If interest rates rise in the future, particularly, if they rise significantly, our income will be negatively affected.

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

Rentals and sales of modulars to public school districts for use as portable classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve represent a significant portion of MMMC’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. In California, our largest education market, state and local budgetary constraints have also affected the amount of funding received by public school districts.

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

At this time, we are uncertain as to the level of new modernization work that will be commenced in California. This is a function of the current amount of unallocated and unreleased state funds for modernization from the prior state-wide bond measure, the backlog of applications awaiting funding and the actual commencement of projects. We cannot predict whether current levels of funding will continue after the funds generated in the 2004 bond measure are exhausted, which would likely have a negative impact on our business. For modernization work beyond 2006, we are increasingly optimistic that a state-wide facilities bond measure in California with significant monies for modernization projects will be placed on the ballot in November 2006. We believe that this bond measure, if passed, along with the success of local bond measures passed in November 2005, should provide monies to support favorable levels of new modernization projects in both 2007 and 2008.

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

A significant portion of the modular sale and rental revenues are derived from the educational market. Typically, during each calendar year, our highest numbers of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions. These factors may impact the quarterly revenues and earnings of each year’s second, third and fourth quarters. The differences in quarterly revenues and earnings may also be subject to fluctuations in state funding. In the past, the level of funding available to the school districts from the states in which we do business have caused school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs. Any reductions in funding available to school districts from the states in which we do business, could result in a lower number of orders for our products which could reduce our revenues and operating income and consequently harm our financial condition.

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

As of March 31, 2006, rental agreements in our modular portfolio had an average committed rental term of 22 months with 57% of those agreements exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. Over time, we anticipate the amount of international business may increase if our focus on international market opportunities continues. Operating in foreign countries does subject the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political , economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	greater difficulty in our ability to recover rental equipment and obtain payment of the related trade receivables;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	currency fluctuations; and

•	potential adverse tax consequences.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Dividends

On February 23, 2006, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on March 20, 2006 regarding management promotions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2006	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer