Form 10-Q
period 2006-06-30
MCGRATH RENTCORP
filed 2006-08-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

At August 3, 2006, 24,964,032 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales and customer demand, the Company’s ability to maintain its business model; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies (i) to actively maintain and repair rental equipment cost effectively and to maximize the level of proceeds from the sale of such products and (ii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; utilization rates for the Company’s rental equipment; the level of future warranty costs on sales of modular equipment; the effect of delays or interruptions in the passage of statewide and local facility bond measures and the effect of such interruptions on the Company’s operations; the effect of changes in applicable law and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit, and capital expenditures through 2006 and beyond; interest rate fluctuations; the effect of changes to the Company’s accounting policies (including critical accounting policies) and impact of evolving interpretation and implementation of such policies, including with respect to stock option expensing under SFAS No. 123(R), depreciation, maintenance and refurbishment and impairment; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the impact of the outcome of pending legal proceedings; the adequacy of our insurance coverage; our ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of June 30, 2006, and the related statements of income for the three-month periods ended June 30, 2006 and 2005 and the statements of income and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the United States Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Francisco, CA

August 1, 2006

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues
Rental	$41,168	$36,801	$80,839	$72,760
Rental Related Services	7,099	6,235	14,166	11,510

Rental Operations	48,267	43,036	95,005	84,270
Sales	11,769	20,135	22,267	31,107
Other	637	694	1,257	1,426

Total Revenues	60,673	63,865	118,529	116,803

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	11,314	10,762	22,172	22,327
Rental Related Services	4,748	4,161	9,708	7,732
Other	9,763	7,479	17,769	14,724

Total Direct Costs of Rental Operations	25,825	22,402	49,649	44,783
Costs of Sales	8,559	14,844	15,888	22,408

Total Costs	34,384	37,246	65,537	67,191

Gross Profit	26,289	26,619	52,992	49,612
Selling and Administrative	10,802	9,420	22,356	18,981

Income from Operations	15,487	17,199	30,636	30,631
Interest	2,773	1,912	5,126	3,631

Income Before Provision for Income Taxes	12,714	15,287	25,510	27,000
Provision for Income Taxes	4,078	5,809	9,069	10,260

Income Before Minority Interest	8,636	9,478	16,441	16,740
Minority Interest in Income (Loss) of Subsidiary	(33)	12	(65)	97

Net Income	$8,669	$9,466	$16,506	$16,643

Earnings Per Share:
Basic	$0.35	$0.38	$0.66	$0.68
Diluted	$0.34	$0.38	$0.66	$0.66
Shares Used in Per Share Calculation:
Basic	24,956	24,627	24,911	24,600
Diluted	25,209	25,224	25,211	25,177

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	June 30, 2006	December 31, 2005
Assets
Cash	$385	$276
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2006 and 2005	53,644	63,702
Rental Equipment, at cost:
Relocatable Modular Buildings	439,615	408,227
Electronic Test Equipment	175,633	154,708

	615,248	562,935
Less Accumulated Depreciation	(172,648)	(156,502)

Rental Equipment, net	442,600	406,433

Property, Plant and Equipment, net	56,461	56,008
Prepaid Expenses and Other Assets	17,650	16,019

Total Assets	$570,740	$542,438

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$189,500	$163,232
Accounts Payable and Accrued Liabilities	49,259	51,690
Deferred Income	19,936	27,410
Minority Interest in Subsidiary	3,134	3,199
Deferred Income Taxes, net	98,307	98,438

Total Liabilities	360,136	343,969

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,964 shares in 2006 and 24,832 shares in 2005	29,839	26,224
Retained Earnings	180,765	172,245

Total Shareholders’ Equity	210,604	198,469

Total Liabilities and Shareholders’ Equity	$570,740	$542,438

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2006	2005
Cash Flows from Operating Activities:
Net Income	$16,506	$16,643
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	23,223	23,477
Provision for Doubtful Accounts	171	219
Non-Cash Stock Compensation	1,548	—
Gain on Sale of Rental Equipment	(4,134)	(4,910)
Change In:
Accounts Receivable	9,887	(8,265)
Prepaid Expenses and Other Assets	(1,631)	(887)
Accounts Payable and Accrued Liabilities	4,375	(1,420)
Deferred Income	(7,474)	(4,579)
Deferred Income Taxes	(131)	5,392

Net Cash Provided by Operating Activities	42,340	25,670

Cash Flows from Investing Activities:
Purchase of Rental Equipment	(71,047)	(49,272)
Purchase of Property, Plant and Equipment	(1,505)	(1,098)
Proceeds from Sale of Rental Equipment	9,457	15,481

Net Cash Used in Investing Activities	(63,095)	(34,889)

Cash Flows from Financing Activities:
Net Borrowings Under Bank Lines of Credit	26,268	14,112
Proceeds from the Exercise of Stock Options	1,441	1,265
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	626	428
Payment of Dividends	(7,471)	(6,146)

Net Cash Provided by Financing Activities	20,864	9,659

Net Increase in Cash	109	440
Cash Balance, beginning of period	276	189

Cash Balance, end of period	$385	$629

Interest Paid, during the period	$5,017	$3,637

Income Taxes Paid, during the period	$8,573	$5,592

Dividends Declared, not yet paid	$3,994	$3,452

Rental Equipment Acquisitions, not yet paid	$7,308	$9,842

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the six months ended June 30, 2006 and 2005 have not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results for the six months ended June 30, 2006 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which 4,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers and employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Most options vest over 5 years and expire 10 years after grant. As of June 30, 2006, 3,629,500 options have been granted with exercise prices ranging from $7.81 to $29.56, options have been exercised for the purchase of 1,094,300 shares, options for 385,300 have been terminated, and 2,149,900 shares remain outstanding under the plan. As of June 30, 2006, 755,800 options remain available to issue under the plan.

Beginning on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) under the modified prospective method, which requires the expensing of employee stock options at fair value. Under the modified prospective method, compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Results for prior periods have not been restated, as provided for under the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic method of valuing share-based payment transactions allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by the original provisions of SFAS No. 123, stock-based compensation was historically included as a pro forma disclosure in the notes to the consolidated financial statements.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Income.

For the six months ended June 30, 2006, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $1.5 million, before provision for income taxes. The Company recorded a tax benefit of approximately $0.6 million related to the aforementioned stock-based compensation expense. The stock-based compensation expense, net of taxes, reduced net income by $0.9 million, or $0.04 per diluted share. Tax benefits resulting from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options were $0.6 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively, and are included as a financing cash inflow in the Consolidated Statements of Cash Flows.

The following table shows on a pro forma basis the effect on net income and earnings per share for the three and six months ended June 30, 2005 had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant in accordance with SFAS No. 123R:

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income, as reported	$9,466	$16,643
Pro Forma Compensation Charge	(394)	(787)

Pro Forma Net Income	$9,072	$15,856

Earnings Per Share:
Basic – as reported	$0.38	$0.68
Basic – pro forma	$0.37	$0.64
Diluted – as reported	$0.38	$0.66
Diluted – pro forma	$0.36	$0.63

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,852,054	$17.30
Options granted	465,500	29.34
Options exercised	(131,804)	10.93
Options terminated	(35,850)	22.24

Options outstanding at June 30, 2006	2,149,900	20.21	8.04	$16,339,240

Options exercisable at June 30, 2006	712,175	15.50	6.93	$8,766,874

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of June 30, 2006 was $16.3 million. The aggregate intrinsic value of options vested as of June 30, 2006 was $8.8 million. The aggregate intrinsic value of options exercised under our stock option plans was $2.4 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $8.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our option plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$5 – 10	103,600	4.17	$8.99	103,600	$8.99
10 – 15	411,100	6.33	11.80	239,275	11.91
15 – 20	435,500	7.76	15.72	143,850	15.62
20 – 25	622,200	8.59	22.27	225,450	22.25
25 – 30	577,500	9.57	29.38	—	—

5 – 30	2,149,900	8.04	20.21	712,175	15.50

The fair value of each option award granted was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Expected term (in years)	5.2	5.2
Expected volatility	30.2%	38.2%
Risk-free interest rates	4.4%	3.7%
Expected dividend yields	1.9%	2.4%

The expected term of the options represents the estimated period of time until exercised and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future employee behavior. Expected stock volatility is based on historical stock price volatility of the Company and the risk free interest rates are based on U. S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding. The expected dividend yield is based upon the current dividend annualized as a percentage of the grant exercise price.

The weighted average grant-date fair value of options granted in the six months ended June 30, 2006 and 2005 was $8.40 and $7.05 per share, respectively.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. The interpretation clearly scopes out income tax positions related to SFAS No. 5, “Accounting for Contingencies”. We will adopt the provisions of this statement beginning in the first quarter of 2007. We are currently evaluating the effect the adoption of this statement will have on our financial position and results of operations.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three and six months ended June 30, 2006 and 2005 was 259,985 and 598,505, and 300,211 and 576,435, respectively. As of June 30, 2006, stock options to purchase 540,500 shares of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive. There were no anti-dilutive shares as of June 30, 2005.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies of the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2006 and 2005 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2006
Rental Revenues	$43,010	$37,829	$—	$80,839
Rental Related Services Revenues	13,545	621	—	14,166
Sales and Other Revenues	12,456	8,598	2,470	23,524
Total Revenues	69,011	47,048	2,470	118,529
Depreciation of Rental Equipment	5,138	17,034	—	22,172
Gross Profit	33,365	19,224	403	52,992
Interest Expense (Income) Allocation	3,789	1,580	(243)	5,126
Income before Provision for Income Taxes	17,364	8,680	(534)	25,510
Rental Equipment Acquisitions	35,270	28,392	—	63,662
Accounts Receivable, net (period end)	32,237	18,493	2,914	53,644
Rental Equipment, at cost (period end)	439,615	175,633	—	615,248
Rental Equipment, net book value (period end)	335,390	107,210	—	442,600
Utilization (period end) [2]	83.3%	71.3%
Average Utilization [2]	82.8%	70.3%
2005
Rental Revenues	$38,612	$34,148	$—	$72,760
Rental Related Services Revenues	10,779	731	—	11,510
Sales and Other Revenues	14,081	14,345	4,107	32,533
Total Revenues	63,472	49,224	4,107	116,803
Depreciation of Rental Equipment	4,392	17,935	—	22,327
Gross Profit	31,758	16,234	1,620	49,612
Interest Expense (Income) Allocation	2,575	1,172	(116)	3,631
Income before Provision for Income Taxes	19,786	6,653	561	27,000
Rental Equipment Acquisitions	35,682	16,867	—	52,549
Accounts Receivable, net (period end)	37,451	19,514	4,927	61,892
Rental Equipment, at cost (period end)	371,592	151,162	—	522,754
Rental Equipment, net book value (period end)	274,704	103,675	—	378,379
Utilization (period end) [2]	85.9%	66.5%
Average Utilization [2]	85.7%	63.1%

[1]	Gross Enviroplex sales revenues were $3,337,000 and $8,093,000 for the six months ended June 30, 2006 and 2005, respectively, which includes inter-segment sales to MMMC of $867,000 and $3,986,000, which are eliminated in consolidation.

[2]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2006 and 2005. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In the six months ended June 30, 2006, MMMC, TRS-RenTelco and Enviroplex contributed 68%, 34% and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 73%, 25% and 2% for the same period in 2005. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock compensation. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three, six and twelve months ended June 30, 2006 and 2005.

Reconciliation of Net Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(dollar amounts in thousands)	2006	2005	2006	2005	2006	2005
Net Income	$8,669	$9,466	$16,506	$16,643	$40,682	$34,781
Minority Interest in Income (Loss) of Subsidiary	(33)	12	(65)	97	100	174
Provision for Income Taxes	4,078	5,809	9,069	10,260	23,458	21,249
Interest	2,773	1,912	5,126	3,631	9,385	6,871

Income from Operations	15,487	17,199	30,636	30,631	73,625	63,075
Depreciation and Amortization	11,840	11,338	23,223	23,477	46,180	47,867
Non-Cash Stock Compensation	718	—	1,548	—	1,592	57

EBITDA [1]	$28,045	$28,537	$55,407	$54,108	$121,397	$110,999

EBITDA Margin [2]	46%	45%	47%	46%	44%	45%
Funded Debt to EBITDA [3]					1.56	1.50

[1]	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock compensation.

[2]	EBITDA Margin is calculated as EBITDA divided by total revenues for the period.

[3]	Funded Debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state and local funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the demand for classrooms, such as the Company provides, to be postponed or terminated; however, there can be no assurance that such events will occur. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in the Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues, which comprised approximately 80% and 72% of consolidated revenues for the six months ended June 30, 2006 and 2005 respectively. Of the total rental operations revenues for the six months ended June 30, 2006 and 2005, modulars comprised 60% and 59%, respectively, and electronics comprised 40% and 41%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2006 and 2005, sales and other revenues of both modular and electronic test equipment comprised approximately 20% and 28%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2006 and 2005, modulars comprised 63% and 56%, respectively, and electronics comprised 37% and 44%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, (which includes non-cash stock-based compensation), depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

On May 31, 2006, the Company announced that the board of directors declared a cash dividend of $0.16 per common share for the quarter ended June 30, 2006, an increase of 14% over the prior year’s comparable quarter.

In October 2005, the Company completed the purchase of 122 acres of land in Polk County, Florida for $8.1 million. The Company intends to develop the land for use as a regional sales and inventory center to rent and sell and repair, refurbish and store modular rental equipment.

In July 2005, the Company amended its existing lines of credit to increase the borrowing capacity from $135.0 million to $195.0 million and extended the expiration date to June 30, 2008.

Results of Operations

Three Months Ended June 30, 2006 Compared to

Three Months Ended June 30, 2005

Overview

Consolidated revenues for the three months ended June 30, 2006 decreased $3.2 million, or 5%, to $60.7 million from $63.9 million for the same period in 2005. Consolidated net income for the quarter decreased $0.8 million, or 8% to $8.7 million, or $0.34 per diluted share, from $9.5 million, or $0.38 per diluted share, for the same period in 2005.

The Company adopted SFAS No. 123R effective January 1, 2006, which requires the expensing of employee stock options at estimated fair value. The second quarter 2006 included $0.7 million of non-cash stock compensation expense required under SFAS No. 123R.

For the three months ended June 30, 2006, on a consolidated basis:

•	Gross profit decreased $0.3 million, or 1%, to $26.3 million from $26.6 million for the same period in 2005, with gross profit of TRS-RenTelco increasing $0.5 million, or 5%, due to higher gross profit on rents, MMMC decreasing $0.4 million, or 3%, due to lower sales volume and lower gross margin percentage on rents and Enviroplex decreasing $0.4 million, or 56%, primarily due to lower sales volume.

•	Selling and administrative expenses increased $1.4 million, or 15% to $10.8 million from $9.4 million for the same period in 2005, as a result of higher personnel and benefit costs of $1.4 million, which includes the impact of the non-cash stock compensation expense of $0.7 million from the adoption of SFAS No. 123R effective January 1, 2006.

•	Interest expense increased $0.9 million, or 45%, to $2.8 million from $1.9 million for the same period in 2005, due to 26% higher average interest rates of 6.0% compared to 4.8% in 2005 and 15% higher average debt levels of the Company.

•	Pre-tax income contribution by MMMC and TRS-RenTelco was 65% and 37%, respectively, compared to 69% and 31%, respectively, for the comparable 2005 period. These results are discussed on a segment basis below.

•	Provision for income taxes was reduced $0.9 million during the second quarter 2006 to record the impact to the Company’s deferred tax liability from a franchise tax law change enacted by the state of Texas in May 2006. As a result, the Company’s effective tax rate was 32.1% compared with 38.0% during the same period in 2005. Excluding the impact of the Texas law change, the 2006 provision for income taxes was based on an effective tax rate of 39.0%. The Company’s estimated effective tax rate is based on the 2006 expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2006, which may cause the Company’s effective tax rate to change.

•	EBITDA decreased $0.5 million, or 2%, to $28.0 million compared to $28.5 million in 2005, with TRS-RenTelco increasing $0.7 million and MMMC and Enviroplex decreasing $0.8 million and $0.4 million, respectively, primarily due to lower sales volume.

MMMC

For the three months ended June 30, 2006, MMMC’s total revenues decreased $0.9 million, or 2%, to $35.9 million over the same period in 2005, due to $3.9 million lower sales revenue, offset by higher rental and rental related services revenues during the quarter. Higher operating expenses driven by increased labor and material costs were incurred to prepare a higher volume of used buildings to meet the continued market demand for California classroom inventory for the upcoming school year and increased demand for commercial projects.

In addition, higher personnel and benefit costs, including non-cash stock compensation expense related to the adoption of SFAS No. 123R, and allocated interest expense were incurred. The combined effect of the revenue decrease and increased expenses was a decrease in pre-tax income of $2.2 million, or 21%, to $8.3 million for the quarter ended June 30, 2006 from $10.5 million for the same period in 2005.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Q2 2006 compared to Q2 2005 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental Revenues	$21,602	$19,586	$2,016	10%
Rental Related Services	6,779	5,811	968	17%

Rental Operations	28,381	25,397	2,984	12%
Sales	7,332	11,185	(3,853)	-34%
Other	178	161	17	11%

Total Revenues	$35,891	$36,743	$(852)	-2%

Gross Profit
Rental Revenues	$11,858	$12,158	$(300)	-2%
Rental Related Services	2,397	1,891	506	27%

Rental Operations	14,255	14,049	206	1%
Sales	1,793	2,439	(646)	-26%
Other	178	161	17	11%

Total Gross Profit	$16,226	$16,649	$(423)	-3%

Pre-tax Income	$8,301	$10,493	$(2,192)	-21%

Other Information
Depreciation of Rental Equipment	$2,618	$2,228	$390	18%
Interest Expense Allocation	2,043	1,363	680	50%
Average Rental Equipment [1]	$372,051	$329,024	$43,027	13%
Average Rental Equipment on Rent [1]	307,599	281,787	25,812	9%
Average Monthly Total Yield [2]	1.94%	1.98%		-2%
Average Utilization [3]	82.7%	85.6%		-3%
Average Monthly Rental Rate [4]	2.34%	2.32%		1%
Period End Rental Equipment [1]	$375,227	$337,564	$37,663	11%
Period End Utilization [3]	83.3%	85.9%		-3%
Period End Floors [1]	23,422	21,666	1,756	8%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended June 30, 2006 decreased $0.4 million, or 3%, to $16.2 million from $16.6 million for the same period in 2005. For the three months ended June 30, 2006 compared to the same period in 2005:

•	Gross Profit on Rents - Rental revenues increased $2.0 million, or 10%, over 2005, due to the continued education market demand for classrooms and the increased demand for commercial projects. The rental revenue increase resulted from a 13% increase in average rental equipment, offset by a 2% lower average total yield. As a percentage of rents, depreciation was 12% in 2006 and 11% in 2005 and other direct costs of rental operations increased from 27% in 2005 to 33% in 2006, due to $1.9 million higher inventory center labor and material costs to prepare a higher volume of used equipment for shipment and higher than customary field repairs, resulting in a lower gross margin percentage of 55% in 2006 compared to 62% in 2005. The higher rental revenues, offset by lower rental margins, resulted in gross profit on rents decreasing $0.3 million, or 2%, to $11.9 million from $12.2 million in 2005.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.0 million, or 17%, compared to 2005, primarily due to the ongoing demand for modular classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2006 as compared to 2005. Higher revenues and higher gross margin percentage of 35% in 2006 compared with 33% in 2005, resulted in rental related services gross profit increasing $0.5 million, or 27%, to $2.4 million from $1.9 million in 2005.

•	Gross Profit on Sales – Sales revenues decreased $3.9 million, or 34%, compared to 2005. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were offset by a higher gross margin percentage, 25% in 2006 compared to 22% in 2005, due to higher gross margin percentage on new and used equipment sales, which resulted in sales gross profit decreasing $0.6 million, or 26%, to $1.8 million from $2.4 million in 2005.

For the three months ended June 30, 2006, selling and administrative expenses increased $1.1 million, or 23%, to $5.9 million from $4.8 million in the same period in 2005, primarily due to higher personnel and employee benefit costs to support higher rental activity levels, which included $0.4 million non-cash stock compensation expense related to the adoption of SFAS No. 123R, and represented 27% of rental revenues compared to 24% in 2005. Allocated interest expense for the second quarter of 2006 increased $0.7 million, or 50%, to $2.1 million from $1.4 million for the comparable period in 2005, as a result of the Company’s higher average interest rates and average debt levels in 2006.

TRS-RenTelco

For the three months ended June 30, 2006, TRS-RenTelco’s total revenues decreased $1.7 million, or 7%, to $23.6 million compared to the same period in 2005, due to lower used equipment sales in 2006, as a result of having less underutilized rental equipment to sell. Despite the decrease in total revenues, pre-tax income remained at $4.7 million for the three months ended June 30, 2006 and 2005, primarily due to higher gross profit on rental revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Q2 2006 compared to Q2 2005 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental Revenues	$19,566	$17,215	$2,351	14%
Rental Related Services	320	424	(104)	-25%

Rental Operations	19,886	17,639	2,247	13%
Sales	3,223	7,135	(3,912)	-55%
Other	459	533	(74)	-14%

Total Revenues	$23,568	$25,307	$(1,739)	-7%

Gross Profit
Rental Revenues	$8,233	$6,402	$1,831	29%
Rental Related Services	(46)	183	(229)	-125%

Rental Operations	8,187	6,585	1,602	24%
Sales	1,127	2,191	(1,064)	-49%
Other	459	533	(74)	-14%

Total Gross Profit	$9,773	$9,309	$464	5%

Pre-tax Income	$4,688	$4,717	$(29)	-1%

Other Information
Depreciation of Rental Equipment	$8,696	$8,534	$162	2%
Interest Expense Allocation	862	600	262	44%
Average Rental Equipment [1]	$167,478	$149,771	$17,707	12%
Average Rental Equipment on Rent [1]	119,061	96,278	22,783	24%
Average Monthly Total Yield [2]	3.89%	3.83%		2%
Average Utilization [3]	71.1%	64.3%		11%
Average Monthly Rental Rate [4]	5.48%	5.96%		-8%
Period End Rental Equipment [1]	$173,910	$150,032	$23,878	16%
Period End Utilization [3]	71.3%	66.5%		7%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended June 30, 2006 increased $0.5 million, or 5%, to $9.8 million from $9.3 million for the same period in 2005. For the quarter ended June 30, 2006 compared to the same period in 2005:

•	Gross Profit on Rents – Rental revenues increased $2.4 million, or 14%, as compared to 2005, with depreciation expense increasing $0.2 million, or 2%, resulting in increased gross profit on rents of $1.8 million, or 29%, to $8.2 million as compared to the same period in 2005. The increase in gross profit on rents is due to 24% higher average rental equipment on rent as compared to 2005, with average utilization of rental equipment increasing 11% from 64.3% in 2005 to 71.1% in 2006. Other direct costs of rental operations increased $0.4 million, or 16%, due to higher repair and calibration costs in 2006 compared to the same period in 2005.

•	Gross Profit on Sales – Sales revenues decreased $3.9 million, or 55%, compared to 2005, as a result of having less underutilized rental equipment to sell. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Lower sales volume was partially offset by a higher gross margin percentage, 35% in 2006 compared to 31% in 2005, due to higher margin on used equipment sales resulting in sales gross profit decreasing $1.1 million, or 49%, to $1.1 million from $2.2 million in 2005.

For the three months ended June 30, 2006, selling and administrative expenses increased $0.2 million, or 6%, to $4.2 million from $4.0 million in the same period in 2005, primarily due to $0.3 million non-cash stock compensation expense related to the adoption of SFAS No. 123R. Allocated interest expense for the second quarter 2006 increased $0.3 million, or 44%, to $0.9 million from $0.6 million for the same period in 2005, as a result of the Company’s higher average interest rates and average debt levels in 2006.

Six Months Ended June 30, 2006 Compared to

Six Months Ended June 30, 2005

Overview

Consolidated revenues for the six months ended June 30, 2006 increased $1.7 million, or 1%, to $118.5 million from $116.8 million for the same period in 2005. Consolidated net income for the six months ended June 30, 2006 decreased $0.1 million, or 1% to $16.5 million, or $0.66 per diluted share, from $16.6 million, or $0.66 per diluted share, for the same period in 2005.

The Company adopted SFAS No. 123R effective January 1, 2006, which requires the expensing of employee stock options at estimated fair value. The six months ended June 30, 2006 included $1.5 million of non-cash stock compensation expense required under SFAS No. 123R.

For the six months ended June 30, 2006, on a consolidated basis:

•	Gross profit increased $3.4 million, or 7%, to $53.0 million from $49.6 million for the same period in 2005, with gross profit of TRS-RenTelco increasing $3.0 million, or 18%, due to higher gross profit on rents, MMMC increasing $1.6 million, or 5%, due to higher gross profit on rents and rental related services and Enviroplex decreasing $1.2 million, or 75%, due primarily to lower sales volume.

•	Selling and administrative expenses increased $3.4 million, or 18% to $22.4 million from $19.0 million for the same period in 2005, primarily as a result of higher personnel and benefit costs of $3.1 million, which includes the impact of the non-cash stock compensation expense of $1.5 million from the adoption of SFAS No. 123R effective January 1, 2006.

•	Interest expense increased $1.5 million, or 41%, to $5.1 million from $3.6 million for the same period in 2005, primarily due to 25% higher average interest rates of 5.8% compared to 4.6% in 2005 and 4% higher average debt levels of the Company.

•	Pre-tax income contribution by MMMC and TRS-RenTelco was 68% and 34%, respectively, compared to 73% and 25%, respectively, for the comparable 2005 period. These results are discussed on a segment basis below.

•	Provision for income taxes was reduced $0.9 million during the second quarter 2006 to record the impact to the Company’s deferred tax liability from a franchise tax law change enacted by the state of Texas in May 2006. As a result, the Company’s effective tax rate was 35.6% compared with 38.0% during the same period in 2005. Excluding the impact of the Texas law change, the 2006 provision for income taxes was based on an effective tax rate of 39.0%. The Company’s estimated effective tax rate is based on the 2006 expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2006, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $1.3 million, or 2%, to $55.4 million compared to $54.1 million in 2005, with TRS-RenTelco increasing $2.2 million, MMMC increasing $0.3 million and Enviroplex decreasing $1.2 million primarily due to lower sales volume.

MMMC

For the six months ended June 30, 2006, MMMC’s total revenues increased $5.5 million, or 9%, to $69.0 million over the same period in 2005, primarily due to higher rental and rental related services revenues associated with the continued educational market demand for classrooms and increased demand for commercial projects. The revenue increase for the six months ended June 30, 2006 was offset by lower sale revenue and higher operating expenses driven by increased inventory center labor and material costs incurred to prepare a higher volume of used buildings to meet the market demand for California classroom inventory for the upcoming school year and increased demand for commercial projects. In addition, higher personnel and benefit costs, including non-cash stock compensation expense related to the adoption of SFAS No. 123R, and allocated interest expense, further contributed to a decrease in pre-tax income of $2.4 million, or 12%, to $17.4 million for the six months ended June 30, 2006 from $19.8 million for the same period in 2005.

The following table summarizes six months over six months results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC Segment – Six Months Ended 6/30/06 compared to Six Months Ended 6/30/05 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental Revenues	$43,010	$38,612	$4,398	11%
Rental Related Services	13,545	10,779	2,766	26%

Rental Operations	56,555	49,391	7,164	15%
Sales	12,095	13,781	(1,686)	-12%
Other	361	300	61	20%

Total Revenues	$69,011	$63,472	$5,539	9%

Gross Profit
Rental Revenues	$25,234	$24,530	$704	3%
Rental Related Services	4,635	3,532	1,103	31%

Rental Operations	29,869	28,062	1,807	6%
Sales	3,135	3,396	(261)	-8%
Other	361	300	61	20%

Total Gross Profit	$33,365	$31,758	$1,607	5%

Pre-tax Income	$17,364	$19,786	$(2,422)	-12%

Other Information
Depreciation of Rental Equipment	$5,138	$4,392	$746	17%
Interest Expense Allocation	3,789	2,575	1,214	47%
Average Rental Equipment [1]	$370,418	$326,363	$44,055	13%
Average Rental Equipment on Rent [1]	306,861	279,693	27,168	10%
Average Monthly Total Yield [2]	1.94%	1.97%		-2%
Average Utilization [3]	82.8%	85.7%		-3%
Average Monthly Rental Rate [4]	2.34%	2.30%		2%
Period End Rental Equipment [1]	$375,227	$337,564	$37,663	11%
Period End Utilization [3]	83.3%	85.9%		-3%
Period End Floors [1]	23,422	21,666	1,756	8%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the six months ended June 30, 2006 increased $1.6 million, or 5%, to $33.4 million from $31.8 million for the same period in 2005. For the six months ended June 30, 2006 compared to the same period in 2005:

•	Gross Profit on Rents - Rental revenues increased $4.4 million, or 11%, over 2005, due to the continued education market demand for classrooms and increased demand for commercial projects. The rental revenue increase resulted from a 13% increase in average rental equipment, offset by a 2% lower average total yield. As a percentage of rents, depreciation was 12%, compared to 11% in 2005 and other direct costs of rental operations increased from 25% in 2005 to 29% in 2006, due to $2.9 million higher inventory center labor and material costs to prepare a higher volume of used equipment for shipment and higher than customary field repairs, resulting in a lower gross margin percentage of 59% in 2006 compared to 64% in 2005. The higher rental revenues offset by lower rental margins resulted in gross profit on rents increasing $0.7 million, or 3%, to $25.2 million from $24.5 million in 2005.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $2.8 million, or 26%, compared to 2005, primarily due to the ongoing demand for modular classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2006 as compared to 2005. Higher revenues combined with gross margin percentage increase to 34% in 2006 from 33% in 2005, resulted in rental related services gross profit increasing $1.1 million, or 31%, to $4.6 million from $3.5 million in 2005.

•	Gross Profit on Sales – Sales revenues decreased $1.7 million, or 12%, compared to 2005. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were offset by a higher gross margin percentage, 26% in 2006 compared to 25% in 2005, due to a lower mix of new equipment sales, which resulted in sales gross profit decreasing $0.3 million, or 8%, to $3.1 million from $3.4 million in 2005.

For the six months ended June 30, 2006, selling and administrative expenses increased $2.8 million, or 30%, to $12.2 million from $9.4 million in the same period in 2005, primarily due to higher personnel and employee benefit costs to support higher rental activity levels, which included $0.9 million non-cash stock compensation expense related to the adoption of SFAS No. 123R; and represented 28% of rental revenues compared to 24% in 2005. Allocated interest expense for the six months ended June 30, 2006 increased $1.2 million, or 47%, to $3.8 million from $2.6 million for the comparable period in 2005, primarily as a result of the Company’s higher average interest rates and average debt levels in 2006.

TRS-RenTelco

For the six months ended June 30, 2006, TRS-RenTelco’s total revenues decreased $2.2 million, or 4%, to $47.0 million compared to the same period in 2005. Despite the decrease in total revenues, pre-tax income increased $2.0 million to $8.7 million for the six months ended June 30, 2006 from $6.7 million for the same period in 2005, primarily due to higher gross profit on rental revenues.

The following table summarizes six months over six months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Six Months Ended 6/30/06 compared to Six Months Ended 6/30/05 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental Revenues	$37,829	$34,148	$3,681	11%
Rental Related Services	621	731	(110)	-15%

Rental Operations	38,450	34,879	3,571	10%
Sales	7,702	13,219	(5,517)	-42%
Other	896	1,126	(230)	-20%

Total Revenues	$47,048	$49,224	$(2,176)	-4%

Gross Profit
Rental Revenues	$15,664	$11,179	$4,485	40%
Rental Related Services	(177)	246	(423)	-172%

Rental Operations	15,487	11,425	4,062	36%
Sales	2,841	3,683	(842)	-23%
Other	896	1,126	(230)	-20%

Total Gross Profit	$19,224	$16,234	$2,990	18%

Pre-tax Income	$8,680	$6,653	$2,027	30%

Other Information
Depreciation of Rental Equipment	$17,034	$17,935	$(901)	-5%
Interest Expense Allocation	1,580	1,172	408	35%
Average Rental Equipment [1]	$162,457	$149,720	$12,737	9%
Average Rental Equipment on Rent [1]	114,143	94,501	19,642	21%
Average Monthly Total Yield [2]	3.88%	3.80%		2%
Average Utilization [3]	70.3%	63.1%		11%
Average Monthly Rental Rate [4]	5.52%	6.02%		-8%
Period End Rental Equipment [1]	$173,910	$150,032	$23,878	16%
Period End Utilization [3]	71.3%	66.5%		7%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rents by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rents by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the six months ended June 30, 2006 increased $3.0 million, or 18%, to $19.2 million from $16.2 million for the same period in 2005. For the six months ended June 30, 2006 compared to the same period in 2005:

•

Gross Profit on Rents – Rental revenues increased $3.7 million, or 11%, as compared to 2005, combined with lower depreciation expense of $0.9 million, or 5%, resulting in increased gross profit on rents of $4.5 million, or 40%, to $15.7 million as compared to the same period in 2005. The increase in gross profit on rents is due to 21% higher average rental equipment on rent as compared to 2005, with average utilization of rental equipment increasing 11% from 63.1% in 2005 to 70.3% in 2006. Other direct costs of rental operations increased slightly from $5.0 million in 2005 to $5.1 million in 2006.

•	Gross Profit on Sales – Sales revenues decreased $5.5 million, or 42%, compared to 2005, as a result of having less underutilized rental equipment to sell. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Lower sales volume was offset by a higher gross margin percentage, 37% in 2006 compared to 28% in 2005, due to a higher gross margin percentage on used equipment sales resulting in sales gross profit decreasing $0.8 million, or 23%, to $2.8 million from $3.6 million in 2005.

For the six months ended June 30, 2006, selling and administrative expenses increased $0.6 million, or 7%, to $9.0 million from $8.4 million in the same period in 2005, primarily due to $0.6 million non-cash stock compensation expense related to the adoption of SFAS No. 123R. Allocated interest expense for the six months ended June 31, 2006 increased $0.4 million, or 35%, to $1.6 million from $1.2 million for the same period in 2005, as a result of the Company’s higher average interest rates and average debt levels in 2006.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2006 compared to the same period in 2005 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $42.3 million, an increase of 65%, during the six months ended June 30, 2006 as compared to $25.7 million during the same period in 2005. The $16.6 million increase in net cash provided by operating activities during the first six months was primarily attributable to the reduction in accounts receivable offset by other balance sheet changes.

Cash Flow from Investing Activities: Net cash used in investing activities was $63.1 million for the six months ended June 30, 2006 as compared to $34.9 million for the same period in 2005. The $28.2 million increase in net cash used in investing activities was primarily due to the increase in rental equipment purchases of $21.7 million to $71.0 million from $49.3 million during the same period in 2005 to support expected customer demand, and the decrease in proceeds from the sale of rental equipment occurring in the normal course of business for the first six months by $6.0 million to $9.5 million from $15.5 million during the same period in 2005.

Cash Flow from Financing Activities: Net cash provided by financing activities was $20.9 million for the six months ended June 30, 2006, compared to $9.7 million net cash provided during the same period in 2005. For the first six months of 2006, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $26.3 million, payment of dividends to shareholders of $7.5 million, proceeds from the exercise of stock options of $1.4 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.6 million. For the first six months of 2005, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $14.1 million, payment of dividends to shareholders of $6.1 million, proceeds from the exercise of stock options of $1.3 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.4 million.

The Company had total liabilities to equity ratios of 1.72 to 1 and 1.73 to 1 as of June 30, 2006 and December 31, 2005, respectively. The debt (notes payable) to equity ratios were 0.90 to 1 and 0.82 to 1 as of June 30, 2006 and December 31, 2005, respectively. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the

Company’s cash position and allows the Company to maintain minimal cash balances. At June 30, 2006, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $129.5 million was outstanding and has capacity to borrow up to an additional $65.5 million. These unsecured lines of credit expire June 30, 2008.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 2006 and 2005, there were no repurchases. As of August 3, 2006, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. During the three months ended June 30, 2006, there have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

We continue to face numerous risks and challenges in the execution of our business strategy. Those risks are described below and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006, and we encourage you to review those risk factor disclosures carefully.

Our stock price is subject to fluctuations and the value of your investment may decline.

The market price of our common stock fluctuates on the NASDAQ National Global Select Market and is likely to be affected by a number of factors including but not limited to:

•	our operating performance and the performance of our competitors, and in particular any variations in our operating results or dividend rate from our stated guidance or from investors’ expectations;

•	changes in general conditions in the economy, the industries in which we operate or the financial markets;

•	investor’s reaction to our press releases, public announcements, or filings with the SEC;

•	the stock price performance of competitors or other comparable companies;

•	changes in research analysts’ coverage, recommendations or earnings estimates for us or for the stocks of other companies in our industry;

•	sales of common stock by our directors, executive officers and our other large shareholders, particularly in light of the limited trading volume of our stock;

•	any merger and acquisition activity that involves us or our competitors; and

•	other announcements or developments affecting us, our industry, customers, suppliers, or competitors.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the states and countries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	the volume, timing and mix of maintenance and repair work on our rental equipment;

•	our equipment mix, availability, utilization, and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete, or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in and application of accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

As a result of these factors, our historical financial results are not necessarily indicative of our future results.

Our ability to retain our executive management and to recruit, retain and motivate key employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, in particular, Dennis Kakures our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs. Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel when turnover occurs.

We may engage in future acquisitions that could negatively impact our results of operations, financial condition and business.

Some of our recent growth has resulted through the acquisition of TRS, an electronic test equipment rental business in 2004. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	timely completion of necessary financing and required amendments, if any, to existing agreements, and

•	an inability to implement uniform standards, controls, procedures and policies;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition;

•	negative reactions from our customers to an acquisition;

•	disruptions among employees which may erode employee morale;

•	potential loss of key employees, including costly litigation resulting from the termination of those employees.

In connection with acquisitions we may:

•	assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	become subject to litigation.

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available credit line, or we may be required to seek additional debt or equity financing.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our recent modular expansion in Florida and acquisition of TRS. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

Changes in financial accounting standards may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which required us to expense stock options at fair value effective January 1, 2006. The implementation of SFAS No. 123R reduced net income by $0.9 million, or $0.04 per diluted share, for the six months ended June 30, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation, however, this accounting change will not have any impact on the cash flows of our business. For 2006, we estimate compensation expense of approximately $3.6 million related to the expensing of stock options, reducing net income by $2.2 million or $0.09 per diluted share. Under the prior rules, expensing of stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share. Since 1996, when these rules were originally effective, the Company had adopted the disclosure only provisions of the rules and disclosed on a pro forma basis the impact of compensation expense of stock options on net income and net income per share in the footnotes to the consolidated financial statements.

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

We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business; these risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. Even if the outcome of a claim proves favorable to us, litigation can be time consuming and costly and may divert management resources. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by California law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

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

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Currently, we do not have any long-term purchase contracts with any third-party supplier. In the future, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all. If we cannot negotiate arrangements with these third parties to produce our products or the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

The majority of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates.

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.3 million per year for each 1% increase in the average interest rate we pay, based on the $129.5 million balance of variable rate debt outstanding at June 30, 2006. If interest rates rise in the future, particularly, if they rise significantly, our income will be negatively affected.

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

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2005, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

At this time, we are uncertain as to the level of new modernization work that will be commenced in California. This is a function of the current amount of unallocated and unreleased state funds for modernization from the prior state-wide bond measure, the backlog of applications awaiting funding and the actual commencement of projects. We cannot predict whether current levels of funding will continue after the funds generated in the 2004 bond measure are exhausted, which would likely have a negative impact on our business. For modernization work beyond 2006, a state-wide facilities bond measure in California with significant monies for modernization projects will be on the ballot in November 2006. We believe that this bond measure, if passed, along with the success of local bond measures passed in November 2005, should provide monies to support favorable levels of new modernization projects in both 2007 and 2008.

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

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to evolving regulations by multiple governmental agencies at the federal, state and local level relating to environmental, health, safety and transportation matters, among other matters. Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations.

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

Compliance with building codes and regulations entail a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. Many aspects of the construction and modular industry have developed “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than the Company’s. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

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

As of June 30, 2006, rental agreements in our modular portfolio had an average committed rental term of 22 months with 60% of those agreements exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

Significant increases in raw material and labor costs could increase our acquisition cost of new modular rental equipment and repair and maintenance costs of our fleet, which would increase our operating costs and harm our profitability.

We incur labor costs and purchase raw materials, including lumber, siding and roofing and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our modular equipment. The volume, timing and mix of maintenance and repair work on our rental equipment may vary quarter to quarter and year to year. Generally, increases in labor and raw material costs will also increase the acquisition cost of new modular equipment and increase the repair and maintenance costs of our fleet. We also maintain a fleet of service trucks and use subcontractor companies for delivery, set-up, return delivery and dismantle of modulars for our customers. We rely on our subcontractor service companies to meet customer demands for timely shipment and return, and the loss or inadequate number of subcontractor service companies may cause prices to increase, while negatively impacting our reputation and operating performance. During periods of rising prices for labor, raw materials or fuel, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new modular equipment and incur higher operating costs that we may not be able to recoup from our customers, which would reduce our profitability.

Failure to properly design, manufacture, repair and maintain the modular product may result in impairment charges and reduction of our operating results and cash flows.

We estimate the useful life of the modular product to be 18 years with a residual value of 50%. However, proper design, manufacture, repairs and maintenance of the modular product during our ownership is required for the product to reach the estimated useful life of 18 years with a residual value of 50%. If we do not appropriately manage the design, manufacture, repair and maintenance of our modular product, or otherwise, delay or defer such repair or maintenance, we may be required to incur impairment charges for equipment that is beyond economic repair, incur significant capital expenditures to acquire new modular product to serve demand and accordingly experience reduction of our future operating results and cash flows.

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

The Company held its 2006 Annual Meeting of Shareholders on May 31, 2006. The proposals voted on by the Company shareholders and the voting results were as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
William J. Dawson	21,579,139	0	518,399	2,852,144
Robert C. Hood	21,152,086	0	945,452	2,852,144
Dennis C. Kakures	20,782,763	0	1,314,775	2,852,144
Joan M. McGrath	20,609,740	0	1,487,798	2,852,144
Robert P. McGrath	21,110,866	0	986,672	2,852,144
Dennis P. Stradford	21,152,086	0	945,452	2,852,144
Ronald H. Zech	20,754,475	0	1,343,063	2,852,144

Elected as directors at the meeting were William J. Dawson, Robert C. Hood, Dennis C. Kakures, Joan M. McGrath, Robert P. McGrath, Dennis P. Stradford and Ronald H. Zech.

Proposal 2: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2006 with 22,031,702 in favor, 62,740 against, 3,096 abstentions and 2,852,144 non-votes.

ITEM 5.	OTHER INFORMATION

Dividends

On May 31, 2006, the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.14	Amendment No. 2 to the Third Amended and Restated Credit Agreement by and among the Company, certain parties thereto, and Union Bank of California, N.A., dated as of March 28, 2006.

10.15	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004, by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2006		MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer