Form 10-Q
period 2006-09-30
MCGRATH RENTCORP
filed 2006-11-02
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐                    No   ☒

At November 2, 2006, 24,941,299 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the prospects for the industries in which the Company operates; general economic conditions in the states and countries where we rent and sell our products; legislative and educational policies where we rent and sell our products, including policies relating to the level of state funding to public schools, class size, building standards and the use of temporary buildings; our ability to retain and recruit qualified personnel; the success of our strategic growth initiatives, including acquisitions; changes in our overall effective tax rate as a result of changes to the Company’s mix of taxable activities in the various tax jurisdictions in which it does business; the effect of changes to the Company’s accounting policies (including critical accounting policies) and impact of evolving interpretation and implementation of such policies, including with respect to stock option expensing under SFAS No. 123(R), depreciation, maintenance and refurbishment and impairment; the adequacy of our insurance coverage in the event of catastrophic loss; changes in the environmental, health and safety, transportation, government contracting and product warranty regulations applicable to us, or our failure to comply therewith; litigation matters; the effectiveness with which we manage credit risk, collect on our accounts receivable and recover our rental equipment; our dependence on third-party suppliers to manufacture our products timely and to our specifications; movements in interest rates; our ability to effectively implement our information system initiatives; our ability to comply with internal control attestation requirements under the Sarbanes-Oxley Act of 2002; seasonality of our rental businesses and end-markets; our ability to maintain our competitive strengths and to effectively compete, including our ability to track technology trends to make good buy-sell decisions with respect to the timing and type of our purchase, rental and sales of electronic test equipment; our ability to quickly redeploy modular equipment returning from leases; the nature and duration of our customers’ equipment needs; increases in raw material and labor costs that increase our acquisition costs and our repair and maintenance costs, and our ability to pass such cost increases on to our customers; the level of rental equipment impairment from excess, obsolete or damaged equipment; the level of future warranty costs on modular equipment that we sell; the timing and amounts of future capital expenditures and our ability to meet our needs for working capital, including our ability to negotiate lines of credit; and our ability to succeed in international markets. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2006, and the related statements of income for the three-month periods ended September 30, 2006 and 2005 and the statements of income and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, CA
October 31, 2006

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues
Rental	$43,896	$39,240	$124,735	$112,000
Rental Related Services	8,278	6,929	22,444	18,439

Rental Operations	52,174	46,169	147,179	130,439
Sales	25,110	30,986	47,377	62,093
Other	591	607	1,848	2,033

Total Revenues	77,875	77,762	196,404	194,565

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	11,399	10,763	33,571	33,090
Rental Related Services	5,587	4,474	15,295	12,206
Other	8,489	7,338	26,258	22,062

Total Direct Costs of Rental Operations	25,475	22,575	75,124	67,358
Costs of Sales	16,890	22,767	32,778	45,175

Total Costs	42,365	45,342	107,902	112,533

Gross Profit	35,510	32,420	88,502	82,032
Selling and Administrative	11,278	10,543	33,634	29,524

Income from Operations	24,232	21,877	54,868	52,508
Interest	2,959	2,095	8,085	5,726

Income Before Provision for Income Taxes	21,273	19,782	46,783	46,782
Provision for Income Taxes	8,296	7,517	17,365	17,777

Income Before Minority Interest	12,977	12,265	29,418	29,005
Minority Interest in Income of Subsidiary	302	194	237	291

Net Income	$12,675	$12,071	$29,181	$28,714

Earnings Per Share:
Basic	$0.51	$0.49	$1.17	$1.17
Diluted	$0.50	$0.48	$1.16	$1.14
Shares Used in Per Share Calculation:
Basic	24,960	24,678	24,927	24,626
Diluted	25,152	25,382	25,190	25,255
Cash Dividends Declared Per Share	$0.16	$0.14	$0.48	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

McGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	September 30, 2006	December 31, 2005
Assets
Cash	$426	$276
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2006 and 2005	63,607	63,702
Rental Equipment, at cost:
Relocatable Modular Buildings	445,175	408,227
Electronic Test Equipment	180,185	154,708

	625,360	562,935
Less Accumulated Depreciation	(180,136)	(156,502)

Rental Equipment, net	445,224	406,433

Property, Plant and Equipment, net	57,167	56,008
Prepaid Expenses and Other Assets	17,810	16,019

Total Assets	$584,234	$542,438

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$178,057	$163,232
Accounts Payable and Accrued Liabilities	47,878	51,690
Deferred Income	30,631	27,410
Minority Interest in Subsidiary	3,436	3,199
Deferred Income Taxes, net	104,684	98,438

Total Liabilities	364,686	343,969

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,941 shares in 2006 and 24,832 shares in 2005	30,601	26,224
Retained Earnings	188,947	172,245

Total Shareholders’ Equity	219,548	198,469

Total Liabilities and Shareholders’ Equity	$584,234	$542,438

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Cash Flows from Operating Activities:
Net Income	$29,181	$28,714
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	35,140	34,809
Provision for Doubtful Accounts	364	628
Non-Cash Stock Compensation	2,334	—
Gain on Sale of Rental Equipment	(7,689)	(7,123)
Change In:
Accounts Receivable	(269)	(20,992)
Prepaid Expenses and Other Assets	(1,791)	(1,433)
Accounts Payable and Accrued Liabilities	4,990	8,524
Deferred Income	3,221	8,279
Deferred Income Taxes	6,246	8,301

Net Cash Provided by Operating Activities	71,727	59,707

Cash Flows from Investing Activities:
Purchase of Rental Equipment	(91,703)	(77,119)
Purchase of Property, Plant and Equipment	(2,728)	(1,593)
Proceeds from Sale of Rental Equipment	17,953	22,242

Net Cash Used in Investing Activities	(76,478)	(56,470)

Cash Flows from Financing Activities:
Net Borrowings Under Bank Lines of Credit	14,825	2,735
Proceeds from the Exercise of Stock Options	1,441	2,609
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	626	1,090
Repurchase of Common Stock	(526)	—
Payment of Dividends	(11,465)	(9,598)

Net Cash Provided by (Used in) Financing Activities	4,901	(3,164)

Net Increase in Cash	150	73
Cash Balance, beginning of period	276	189

Cash Balance, end of period	$426	$262

Interest Paid, during the period	$7,362	$4,907

Income Taxes Paid, during the period	$10,493	$12,934

Dividends Declared, not yet paid	$3,991	$3,469

Rental Equipment Acquisitions, not yet paid	$5,615	$10,099

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the nine months ended September 30, 2006 and 2005 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results for the nine months ended September 30, 2006 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which 4,000,000 shares are reserved for the grant of options to purchase common stock to directors, officers and employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. Most options vest over 5 years and expire 10 years after grant. As of September 30, 2006, 3,637,500 options have been granted with exercise prices ranging from $7.81 to $29.56, options have been exercised for the purchase of 1,094,300 shares, options for 391,900 have been terminated, and 2,151,300 shares remain outstanding under the plan. As of September 30, 2006, 754,400 options remain available to issue under the plan.

Beginning on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) under the modified prospective method, which requires the expensing of employee stock options at fair value. Under the modified prospective method, compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Results for prior periods have not been restated, as provided for under the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic method of valuing share-based payment transactions allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock option grant prices equaled market prices on the dates of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by the original provisions of SFAS No. 123, stock-based compensation was historically included as a pro forma disclosure in the notes to the consolidated financial statements.

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

For the nine months ended September 30, 2006, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $2.3 million, before provision for income taxes. The Company recorded a tax benefit of approximately $0.9 million related to the aforementioned stock-based compensation expense. The stock-based compensation expense, net of taxes, reduced net income by $1.4 million, or $0.06 per diluted share. Tax benefits resulting from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options were $0.6 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively, and are included as a financing cash inflow in the Consolidated Statements of Cash Flows.

The following table shows on a pro forma basis the effect on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant in accordance with SFAS No. 123R:

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income, as reported	$12,071	$28,714
Pro Forma Compensation Charge	(400)	(1,182)

Pro Forma Net Income	$11,671	$27,532

Earnings Per Share:
Basic – as reported	$0.49	$1.17
Basic – pro forma	$0.47	$1.12
Diluted – as reported	$0.48	$1.14
Diluted – pro forma	$0.46	$1.09

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,852,054	$17.30
Options granted	473,500	29.29
Options exercised	(131,804)	10.93
Options terminated	(42,450)	22.24

Options outstanding at September 30, 2006	2,151,300	20.23	7.80	$16,306,854

Options exercisable at September 30, 2006	785,425	15.69	6.77	$9,519,351

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of September 30, 2006 was $16.3 million. The aggregate intrinsic value of options vested as of September 30, 2006 was $9.5 million. The aggregate intrinsic value of options exercised under our stock option plans was $2.4 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively, determined as of the date of option exercise. As of September 30, 2006, there was approximately $7.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our option plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$5 – 10	103,600	3.92	$8.99	103,600	$8.99
10 –15	411,100	6.08	11.80	257,025	11.89
15 – 20	435,500	7.51	15.72	169,500	15.63
20 – 25	615,600	8.34	22.28	255,300	22.27
25 – 30	585,500	9.32	29.34	—	—

$5 – 30	2,151,300	7.80	$20.23	785,425	$15.69

The fair value of each option award granted was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected term (in years)	5.2	5.2
Expected volatility	30.1%	36.1%
Risk-free interest rates	4.4%	3.9%
Expected dividend yields	1.9%	2.4%

The expected term of the options represents the estimated period of time until exercised and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future employee behavior. Expected stock volatility is based on historical stock price volatility of the Company and the risk free interest rates are based on U.S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding. The expected dividend yield is based upon the current dividend annualized as a percentage of the grant exercise price.

The weighted average grant-date fair value of options granted in the nine months ended September 30, 2006 and 2005 was $8.38 and $7.04 per share, respectively.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. The interpretation clearly scopes out income tax positions related to SFAS No. 5,

“Accounting for Contingencies”. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The Company is currently evaluating the effect the adoption of this statement will have on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and will apply to the Company’s financial statements for the fiscal year ended December 31, 2006. The Company is currently assessing the impact of SAB No. 108, but does not expect that it will have a material effect on its financial condition, or results of operations.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three and nine months ended September 30, 2006 and 2005 was 191,424 and 704,045, and 262,819 and 628,599, respectively. As of September 30, 2006 and 2005, stock options to purchase 540,500 and 42,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

The Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During the nine months ended September 30, 2006, the Company repurchased 22,733 shares of common stock for an aggregate repurchase price of $0.5 million, or an average price of $23.19 per share. During the nine months ending September 30, 2005 there were no repurchases of common stock. As of September 30, 2006, 1,977,267 shares remain authorized for repurchase.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1—Organization and Business, and the accounting policies of the segments are described in Note 2—Significant Accounting Policies of the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2006 and 2005 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2006
Rental Revenues	$66,867	$57,868	$—	$124,735
Rental Related Services Revenues	21,447	997	—	22,444
Sales and Other Revenues	25,012	14,739	9,474	49,225
Total Revenues	113,326	73,604	9,474	196,404
Depreciation of Rental Equipment	7,973	25,598	—	33,571
Gross Profit	54,753	30,430	3,319	88,502
Interest Expense (Income) Allocation	5,949	2,507	(371)	8,085
Income before Provision for Income Taxes	30,284	14,557	1,942	46,783
Rental Equipment Acquisitions	43,584	39,041	—	82,625
Accounts Receivable, net (period end)	41,924	18,208	3,655	63,607
Rental Equipment, at cost (period end)	445,175	180,185	—	625,360
Rental Equipment, net book value (period end)	338,899	106,325	—	445,224
Utilization (period end)[2]	82.9%	68.8%
Average Utilization[2]	83.1%	70.0%
2005
Rental Revenues	$59,498	$52,502	$—	$112,000
Rental Related Services Revenues	17,449	990	—	18,439
Sales and Other Revenues	35,193	20,596	8,337	64,126
Total Revenues	112,140	74,088	8,337	194,565
Depreciation of Rental Equipment	6,814	26,276	—	33,090
Gross Profit	52,582	26,251	3,199	82,032
Interest Expense (Income) Allocation	4,089	1,810	(173)	5,726
Income before Provision for Income Taxes	33,401	11,721	1,660	46,782
Rental Equipment Acquisitions	55,132	25,518	—	80,650
Accounts Receivable, net (period end)	48,673	18,209	7,328	74,210
Rental Equipment, at cost (period end)	388,814	152,474	—	541,288
Rental Equipment, net book value (period end)	290,309	100,861	—	391,170
Utilization (period end)[1]	84.1%	70.9%
Average Utilization[1]	85.3%	64.9%

[1]	Gross Enviroplex sales revenues were $12,067,000 and $14,664,000 for the nine months ended September 30, 2006 and 2005, respectively, which includes inter-segment sales to MMMC of $2,593,000 and $6,327,000, which are eliminated in consolidation.

[2]	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2006 and 2005. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In the nine months ended September 30, 2006, MMMC, TRS-RenTelco and Enviroplex contributed 65%, 31% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 71%, 25% and 4% for the same period in 2005. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test equipment on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenues and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a high percentage of its capitalized cost.

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as a financial measure as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock compensation. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three, nine and twelve months ended September 30, 2006 and 2005.

Reconciliation of Net Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2006	2005	2006	2005	2006	2005
Net Income	$12,675	$12,071	$29,181	$28,714	$41,286	$37,472
Minority Interest in Income of Subsidiary	302	194	237	291	208	256
Provision for Income Taxes	8,296	7,517	17,365	17,777	24,237	22,465
Interest	2,959	2,095	8,085	5,726	10,249	7,389

Income from Operations	24,232	21,877	54,868	52,508	75,980	67,582
Depreciation and Amortization	11,917	11,332	35,140	34,809	46,765	47,125
Non-Cash Stock Compensation	786	—	2,334	—	2,334	57

EBITDA [1]	$36,935	$33,209	$92,342	$87,317	$125,079	$114,764

EBITDA Margin [2]	47%	43%	47%	45%	46%	45%
Funded Debt to EBITDA [3]					1.42	1.35

[1]	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock compensation.

[2]	EBITDA Margin is calculated as EBITDA divided by total revenues for the period.

[3]	Funded Debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state and local funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the demand for classrooms, such as the Company provides, to be postponed or terminated. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions; however, there can be no assurance that such events will occur. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in the Part II – Other Information section of this Form 10-Q.)

Revenues of TRS-RenTelco are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies primarily in the electronics, communications, manufacturing, aerospace and defense industries. Electronics revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

The Company’s rental operations include rental and rental related service revenues, which comprised approximately 75% and 67% of consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. Of the total rental operations revenues for the nine months ended September 30, 2006 and 2005, modulars comprised 60% and 59%, respectively, and electronics comprised 40% and 41%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the nine months ended September 30, 2006 and 2005, sales and other revenues of both modular and electronic test equipment comprised approximately 25% and 33%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2006 and 2005, modulars comprised 70% and 68%, respectively, and electronics comprised 30% and 32%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs (which include non-cash stock-based compensation), depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

On October 2, 2006, the Company announced that the board of directors declared a cash dividend of $0.16 per common share for the quarter ended September 30, 2006, an increase of 14% over the prior year’s comparable quarter.

In October 2005, the Company completed the purchase of 122 acres of land in Polk County, Florida for $8.1 million. The Company intends to develop the land for use as a regional sales and inventory center to rent and sell and repair, refurbish and store modular rental equipment.

Results of Operations

Three Months Ended September 30, 2006 Compared to

Three Months Ended September 30, 2005

Overview

Consolidated revenues for the three months ended September 30, 2006 increased slightly to $77.9 million, from $77.8 million for the same period in 2005. Consolidated net income for the quarter increased $0.6 million, or 5% to $12.7 million, or $0.50 per diluted share, from $12.1 million, or $0.48 per diluted share, for the same period in 2005.

The Company adopted SFAS No. 123R effective January 1, 2006, which requires the expensing of employee stock options at estimated fair value. The third quarter 2006 included $0.8 million of non-cash stock compensation expense required under SFAS No. 123R.

For the three months ended September 30, 2006, on a consolidated basis:

•	Gross profit increased $3.1 million, or 10%, to $35.5 million from $32.4 million for the same period in 2005, with gross profit of TRS-RenTelco increasing $1.2 million, or 12%, due to higher gross profit on rental revenues, MMMC increasing $0.6 million, or 3%, due to higher gross profit on rental revenues, offset by lower sales volume and Enviroplex increasing $1.3 million, primarily due to higher sales volume.

•	Selling and administrative expenses increased $0.8 million, or 7% to $11.3 million from $10.5 million for the same period in 2005, due to $0.8 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R effective January 1, 2006.

•	Interest expense increased $0.9 million, or 41%, to $3.0 million from $2.1 million for the same period in 2005, due to 23% higher average interest rates (6.3% compared to 5.1% in 2005) and 15% higher average debt levels of the Company.

•	Pre-tax income contribution by MMMC and TRS-RenTelco was 61% and 28%, respectively, compared to 69% and 26%, respectively, for the comparable 2005 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex increased to 11% in 2006, or $2.4 million, from 5%, or $1.1 million, in the comparable 2005 period, primarily due to higher sales volume.

•	Provision for income taxes was based on an effective tax rate of 39.0%, compared with 38.0% during the same period in 2005. The Company’s estimated effective tax rate of 39.0% is based on the 2006 expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2006, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $3.7 million, or 11%, to $36.9 million compared to $33.2 million in 2005, with TRS-RenTelco, MMMC and Enviroplex increasing $1.6 million, $0.8 million and $1.3 million, respectively.

MMMC

For the three months ended September 30, 2006, MMMC’s total revenues decreased $4.4 million, or 9%, to $44.3 million from the same period in 2005, due to $8.6 million lower sales revenue, offset by higher rental and rental related services revenues during the quarter. Sales revenues for the third quarter 2005 included a $5.8 million sale related to damages caused by Hurricane Katrina in the Southeastern U.S. The Company views these types of large sale projects as unique opportunities and generally does not expect sale projects of a similar size to occur on a regular basis. Selling and administrative expenses increased primarily due to non-cash stock compensation expense related to the adoption of SFAS No. 123R, and higher allocated interest expense was incurred. The combined effect of the revenue decrease and increased expenses was a decrease in pre-tax income of $0.7 million, or 5%, to $12.9 million for the quarter ended September 30, 2006, from $13.6 million for the same period in 2005.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC – Q3 2006 compared to Q3 2005 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental	$23,857	$20,886	$2,971	14%
Rental Related Services	7,902	6,670	1,232	18%

Rental Operations	31,759	27,556	4,203	15%
Sales	12,372	20,949	(8,577)	-41%
Other	184	163	21	13%

Total Revenues	$44,315	$48,668	$(4,353)	-9%

Gross Profit
Rental	$15,004	$13,263	$1,741	13%
Rental Related Services	2,727	2,487	240	10%

Rental Operations	17,731	15,750	1,981	13%
Sales	3,473	4,911	(1,438)	-29%
Other	184	163	21	13%

Total Gross Profit	$21,388	$20,824	$564	3%

Pre-tax Income	$12,920	$13,615	$(695)	-5%

Other Information
Depreciation of Rental Equipment	$2,835	$2,422	$413	17%
Interest Expense Allocation	2,160	1,514	646	43%

Average Rental Equipment [1]	$392,979	$348,115	$44,864	13%
Average Rental Equipment on Rent [1]	328,762	294,903	33,859	11%
Average Monthly Total Yield [2]	2.02%	2.00%		1%
Average Utilization [3]	83.7%	84.7%		-1%
Average Monthly Rental Rate [4]	2.42%	2.36%		2%

Period End Rental Equipment [1]	$404,086	$360,168	$43,918	12%
Period End Utilization [3]	82.9%	84.1%		-1%
Period End Floors [1]	24,721	22,887	1,834	8%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended September 30, 2006 increased $0.6 million, or 3%, to $21.4 million from $20.8 million for the same period in 2005. For the three months ended September 30, 2006 compared to the same period in 2005:

•	Gross Profit on Rental Revenues - Rental revenues increased $3.0 million, or 14%, over 2005, due to the continued education market demand for classrooms and the increased demand for commercial projects. The rental revenues increase resulted from a 13% increase in average rental equipment, and 1% higher average total yield. As a percentage of rental revenues, depreciation increased to 12% from 11% in 2005 and other direct costs remained constant at 12% and 25% in 2006 and 2005, respectively, which resulted in gross margin percentage of 63% in 2006 compared to 64% in 2005. The higher rental revenues partially offset by slightly lower rental margins, resulted in gross profit on rental revenues increasing $1.7 million, or 13%, to $15.0 million from $13.3 million in 2005.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 18%, compared to 2005, primarily due to the ongoing demand for modular classrooms and increased demand for commercial projects. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2006 as compared to 2005. Higher revenues offset by lower gross margin percentage of 35% in 2006 compared with 37% in 2005, resulted in rental related services gross profit increasing $0.2 million, or 10%, to $2.7 million from $2.5 million in 2005.

•	Gross Profit on Sales – Sales revenues decreased $8.6 million, or 41%, compared to 2005, primarily due to a $5.8 million sale related to damages caused by Hurricane Katrina in the Southeastern U.S. in 2005. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were offset by a higher gross margin percentage, 28% in 2006 compared to 23% in 2005, due to higher gross margin percentage on both new and used equipment sales, which resulted in sales gross profit decreasing $1.4 million, or 29%, to $3.5 million from $4.9 million in 2005.

For the three months ended September 30, 2006, selling and administrative expenses increased $0.6 million, or 11%, to $6.3 million from $5.7 million in the same period in 2005, due primarily to $0.5 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R effective January 1, 2006, and represented 26% of rental revenues compared to 27% in 2005. Allocated interest expense for the third quarter of 2006 increased $0.7 million, or 43%, to $2.2 million from $1.5 million for the comparable period in 2005, as a result of the Company’s higher average interest rates and average debt levels in 2006.

TRS-RenTelco

For the three months ended September 30, 2006, TRS-RenTelco’s total revenues increased $1.7 million, or 7%, to $26.6 million compared to the same period in 2005, due to higher rental revenues. Pre-tax income increased $0.8 million, or 16%, for the three months ended September 30, 2006 to $5.9 million from $5.1 million for the same period of 2005, primarily due to higher gross profit on rental revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco –Q3 2006 compared to Q3 2005 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental	$20,039	$18,354	$1,685	9%
Rental Related Services	376	259	117	45%

Rental Operations	20,415	18,613	1,802	10%
Sales	5,734	5,807	(73)	-1%
Other	407	444	(37)	-8%

Total Revenues	26,556	24,864	1,692	7%

Gross Profit
Rental	9,004	7,876	1,128	14%
Rental Related Services	(36)	(32)	(4)	-13%

Rental Operations	8,968	7,844	1,124	14%
Sales	1,831	1,729	102	6%
Other	407	444	(37)	-8%

Total Gross Profit	11,206	10,017	1,189	12%

Pre-tax Income	$5,877	$5,068	$809	16%

Other Information
Depreciation of Rental Equipment	$8,564	$8,341	$223	3%
Interest Expense Allocation	927	638	289	45%

Average Rental Equipment [1]	$175,827	$151,250	$24,577	16%
Average Rental Equipment on Rent [1]	123,038	$103,281	19,757	19%
Average Monthly Total Yield [2]	3.80%	4.04%		-6%
Average Utilization [3]	70.0%	68.3%		2%
Average Monthly Rental Rate [4]	5.43%	5.92%		-8%

Period End Rental Equipment [1]	$178,568	$151,250	$27,318	18%
Period End Utilization [3]	68.8%	70.9%		-3%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2006 increased $1.2 million, or 12% to $11.2 million from $10.0 million for the same period in 2005. For the quarter ended September 30, 2006 compared to the same period in 2005:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.7 million, or 9%, as compared to 2005, with depreciation expense increasing $0.2 million, or 3%, resulting in increased gross profit on rental revenues of $1.1 million, or 14%, to $9.0 million as compared to 2005. The increase in gross profit on rental revenues is due to 19% higher average rental equipment on rent as compared to 2005, with average utilization of rental equipment increasing from 68.3% in 2005 to 70.0% in 2006. Other direct costs of rental operations increased $0.4 million, or 16%, due to higher repair and calibration costs in 2006 compared to the same period in 2005.

•	Gross Profit on Sales – Sales revenues decreased 1% to $5.7 million in 2006, as compared to $5.8 million in 2005. Gross margin percentage was 32% in 2006, compared to 30% in 2005, due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $0.1 million, or 6%, to $1.8 million from $1.7 million in 2005. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2006, selling and administrative expenses increased $0.1 million, or 2%, to $4.4 million from $4.3 million in the same period in 2005, due to $0.3 million non-cash stock compensation expense related to the adoption of SFAS No. 123R. Allocated interest expense for the third quarter 2006 increased $0.3 million, or 45%, to $0.9 million from $0.6 million for the same period in 2005, as a result of the Company’s higher average interest rates and average debt levels in 2006.

Nine Months Ended September 30, 2006 Compared to

Nine Months Ended September 30, 2005

Overview

Consolidated revenues for the nine months ended September 30, 2006 increased $1.8 million, or 1%, to $196.4 million from $194.6 million for the same period in 2005. Consolidated net income for the nine months ended September 30, 2006 increased $0.5 million, or 2%, to $29.2 million, or $1.16 per diluted share, from $28.7 million, or $1.14 per diluted share, for the same period in 2005.

The Company adopted SFAS No. 123R effective January 1, 2006, which requires the expensing of employee stock options at estimated fair value. The nine months ended September 30, 2006 included $2.3 million of non-cash stock compensation expense required under SFAS No. 123R.

For the nine months ended September 30, 2006, on a consolidated basis:

•	Gross profit increased $6.5 million, or 8%, to $88.5 million from $82.0 million for the same period in 2005, with gross profit of TRS-RenTelco increasing $4.2 million, or 16%, due to higher gross profit on rental revenues, MMMC increasing $2.2 million, or 4%, due to higher gross profit on rental revenues and rental related services and Enviroplex increasing $0.2 million, or 4%, primarily due to higher sales volume.

•	Selling and administrative expenses increased $4.1 million, or 14%, to $33.6 million from $29.5 million for the same period in 2005, primarily as a result of higher personnel and benefit costs, which includes the impact of the non-cash stock compensation expense of $2.3 million from the adoption of SFAS No. 123R effective January 1, 2006.

•	Interest expense increased $2.4 million, or 41%, to $8.1 million from $5.7 million for the same period in 2005, primarily due to 25% higher average interest rates of 6.0% compared to 4.8% in 2005 and 13% higher average debt levels of the Company.

•	Pre-tax income contribution by MMMC and TRS-RenTelco was 65% and 31%, respectively, compared to 71% and 25%, respectively, for the comparable 2005 period. These results are discussed on a segment basis below.

•	Provision for income taxes was reduced $0.9 million during the second quarter 2006 to record the impact to the Company’s deferred tax liability from a franchise tax law change enacted by the state of Texas in May 2006. As a result, the Company’s effective tax rate was 37.1% compared with 38.0% during the same period in 2005. Excluding the impact of the Texas law change, the 2006 provision for income taxes was based on an effective tax rate of 39.0%. The Company’s estimated effective tax rate is based on the 2006 expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2006, which may cause the Company’s effective tax rate to change.

•	EBITDA increased $5.0 million, or 6%, to $92.3 million compared to $87.3 million in 2005, with TRS-RenTelco increasing $3.8 million, MMMC increasing $1.1 million and Enviroplex increasing $0.1 million.

MMMC

For the nine months ended September 30, 2006, MMMC’s total revenues increased $1.2 million, or 1%, to $113.3 million over the same period in 2005, primarily due to higher rental and rental related services revenues associated with the continued educational market demand for classrooms and increased demand for commercial projects. The revenue increase for the nine months ended September 30, 2006 was offset by lower sales revenue and higher operating expenses driven by increased inventory center labor and material costs, which were incurred to prepare a higher volume of used buildings to meet the market demand for California classroom inventory for the 2006 school year and increased demand for commercial projects. Sales revenues for the nine months ended September 30, 2005 included a $5.8 million sale related to damages caused by Hurricane Katrina in the Southeastern U.S. The Company views these types of large sale projects as unique opportunities and generally does not expect sale projects of a similar size to occur on a regular basis. In addition, higher personnel and benefit costs, including non-cash stock compensation expense related to the adoption of SFAS No. 123R, and allocated interest expense, contributed to a decrease in pre-tax income of $3.1 million, or 9%, to $30.3 million for the nine months ended September 30, 2006 from $33.4 million for the same period in 2005.

The following table summarizes nine months over nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC – Nine Months Ended 9/30/06 compared to Nine Months Ended 9/30/05 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental	$66,867	$59,498	$7,369	12%
Rental Related Services	21,447	17,449	3,998	23%

Rental Operations	88,314	76,947	11,367	15%
Sales	24,467	34,730	(10,263)	-30%
Other	545	463	82	18%

Total Revenues	113,326	$112,140	$1,186	1%

Gross Profit
Rental	$40,238	$37,793	$2,445	6%
Rental Related Services	7,362	6,019	1,343	22%

Rental Operations	47,600	43,812	3,788	9%
Sales	6,608	8,307	(1,699)	-20%
Other	545	463	82	18%

Total Gross Profit	$54,753	$52,582	$2,171	4%

Pre-tax Income	$30,284	$33,401	$(3,117)	-9%

Other Information
Depreciation of Rental Equipment	$7,973	$6,814	$1,159	17%
Interest Expense Allocation	5,949	4,089	1,860	45%

Average Rental Equipment [1]	$378,962	$333,944	$45,018	13%
Average Rental Equipment on Rent [1]	315,040	284,737	30,303	11%
Average Monthly Total Yield [2]	1.96%	1.98%		-1%
Average Utilization [3]	83.1%	85.3%		-3%
Average Monthly Rental Rate [4]	2.36%	2.32%		2%

Period End Rental Equipment [1]	$404,086	$360,168	$43,918	12%
Period End Utilization [3]	82.9%	84.1%		-1%
Period End Floors [1]	24,721	22,887	1,834	8%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the nine months ended September 30, 2006 increased $2.2 million, or 4%, to $54.8 million from $52.6 million for the same period in 2005. For the nine months ended September 30, 2006 compared to the same period in 2005:

•	Gross Profit on Rental Revenues – Rental revenues increased $7.4 million, or 12%, over 2005, due to the continued education market demand for classrooms and increased demand for commercial projects. The rental revenues increase resulted from a 13% increase in average rental equipment, offset by a 1% lower average total yield. As a percentage of rental revenues, depreciation was 12% in 2006 and 11% in 2005 and other direct costs of rental operations increased from 25% in 2005 to 28% in 2006, due to $3.7 million higher inventory center labor and material costs to prepare a higher volume of used equipment for shipment and higher than customary field repairs, which in turn resulted in a lower gross margin percentage of 60% in 2006 compared to 64% in 2005. The higher rental revenues offset by lower rental margins resulted in gross profit on rental revenues increasing $2.4 million, or 6%, to $40.2 million from $37.8 million in 2005.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $4.0 million, or 23%, compared to 2005, primarily due to the ongoing demand for modular classrooms and increased demand for commercial projects. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2006 as compared to 2005. Higher revenues and comparable gross margin percentage of 34% in 2006 and 2005, resulted in rental related services gross profit increasing $1.4 million, or 22%, to $7.4 million from $6.0 million in 2005.

•	Gross Profit on Sales – Sales revenues decreased $10.3 million, or 30%, compared to 2005 partly due to a $5.8 million sale related to damages caused by Hurricane Katrina in the Southeastern U.S. in 2005. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were partially offset by a higher gross margin percentage of 27% in 2006 compared to 24% in 2005. Higher sales margins were due to a lower mix of new equipment sales, which resulted in sales gross profit decreasing $1.7 million, or 20%, to $6.6 million from $8.3 million in 2005.

For the nine months ended September 30, 2006, selling and administrative expenses increased $3.4 million, or 23%, to $18.5 million from $15.1 million in the same period in 2005, primarily due to higher personnel and employee benefit costs to support higher rental activity levels, which included $1.4 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R, and represented 28% of rental revenues compared to 25% in 2005. Allocated interest expense for the nine months ended September 30, 2006 increased $1.8 million, or 45%, to $5.9 million from $4.1 million for the comparable period in 2005, primarily as a result of the Company’s higher average interest rates and average debt levels in 2006.

TRS-RenTelco

For the nine months ended September 30, 2006, TRS-RenTelco’s total revenues decreased $0.5 million, or 1%, to $73.6 million compared to the same period in 2005. Despite the decrease in total revenues, pre-tax income increased $2.8 million, or 24%, to $14.6 million for the nine months ended September 30, 2006 from $11.7 million for the same period in 2005, primarily due to higher gross profit on rental revenues.

The following table summarizes nine months over nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Nine Months Ended 9/30/06 compared to Nine Months Ended 9/30/05 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2006	2005	$	%
Revenues
Rental	$57,868	$52,502	$5,366	10%
Rental Related Services	997	990	7	1%

Rental Operations	58,865	53,492	5,373	10%
Sales	13,436	19,026	(5,590)	-29%
Other	1,303	1,570	(267)	-17%

Total Revenues	$73,604	$74,088	$(484)	-1%

Gross Profit
Rental	$24,668	$19,055	$5,613	29%
Rental Related Services	(213)	214	(427)	-200%

Rental Operations	24,455	19,269	5,186	27%
Sales	4,672	5,412	(740)	-14%
Other	1,303	1,570	(267)	-17%

Total Gross Profit	$30,430	$26,251	$4,179	16%

Pre-tax Income	$14,557	$11,721	$2,836	24%

Other Information
Depreciation of Rental Equipment	$25,598	$26,276	$(678)	-3%
Interest Expense Allocation	2,507	1,810	697	39%
Average Rental Equipment [1]	$166,660	$150,301	$16,359	11%
Average Rental Equipment on Rent [1]	116,715	97,488	19,227	20%
Average Monthly Total Yield [2]	3.86%	3.88%		-1%
Average Utilization [3]	70.0%	64.9%		8%
Average Monthly Rental Rate [4]	5.51%	5.98%		-8%
Period End Rental Equipment [1]	$178,568	$151,250	$27,318	18%
Period End Utilization [3]	68.8%	70.9%		-3%

[1]	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

[2]	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

[3]	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

[4]	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2006 increased $4.2 million, or 16%, to $30.4 million from $26.2 million for the same period in 2005. For the nine months ended September 30, 2006 compared to the same period in 2005:

•	Gross Profit on Rental Revenues – Rental revenues increased $5.4 million, or 10%, as compared to 2005, combined with lower depreciation expense of $0.7 million, or 3%, resulting in increased gross profit on rental revenues of $5.6 million, or 29%, to $24.7 million as compared to the same period in 2005. The increase in gross profit on rental revenues is due to 20% higher average rental equipment on rent as compared to 2005, with average utilization of rental equipment increasing from 64.9% in 2005 to 70.0% in 2006. Other direct costs of rental operations increased $0.4 million, or 6%, from $7.2 million in 2005 to $7.6 million in 2006.

•	Gross Profit on Sales – Sales revenues decreased $5.6 million, or 29%, compared to 2005, as a result of having less underutilized rental equipment to sell. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding. Lower sales volume was partially offset by a higher gross margin percentage, 35% in 2006 compared to 28% in 2005 due to a higher gross margin percentage on used equipment sales, resulting in sales gross profit decreasing $0.7 million, or 14%, to $4.7 million from $5.4 million in 2005.

For the nine months ended September 30, 2006, selling and administrative expenses increased $0.7 million, or 5%, to $13.4 million from $12.7 million in the same period in 2005, due to $0.9 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R. Allocated interest expense for the nine months ended September 30, 2006 increased $0.7 million, or 39%, to $2.5 million from $1.8 million for the same period in 2005, as a result of the Company’s higher average interest rates and average debt levels in 2006.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2006 compared to the same period in 2005 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $71.7 million, an increase of 20% during the nine months ended September 30, 2006 as compared to $59.7 million during the same period in 2005. The $12.0 million increase in net cash provided by operating activities during the first nine months was primarily attributable to the reduction in accounts receivable offset by other balance sheet changes.

Cash Flow from Investing Activities: Net cash used in investing activities was $76.5 million for the nine months ended September 30, 2006 as compared to $56.5 million for the same period in 2005. The $20.0 million increase in net cash used in investing activities was primarily due to the increase in rental equipment purchases of $14.6 million to $91.7 million from $77.1 million during the same period in 2005 to support expected customer demand, and the decrease in proceeds from the sale of rental equipment occurring in the normal course of business for the first nine months by $4.2 million to $18.0 million from $22.2 million during the same period in 2005.

Cash Flow from Financing Activities: Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2006, compared to $3.2 million net cash used during the same period in 2005. For the first nine months of 2006, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $14.8 million, payment of dividends to shareholders of $11.5 million, proceeds from the exercise of stock options of $1.4 million, excess tax benefit from the exercise and disqualifying disposition of stock options of $0.6 million and the repurchase of common stock of $0.5 million. For the first nine months of 2005, net cash used in financing activities included net borrowings under the Company’s operating lines of credit of $2.7 million, payment of dividends to shareholders of $9.6 million, proceeds from the exercise of stock options of $2.6 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $1.1 million.

The Company had total liabilities to equity ratios of 1.66 to 1 and 1.73 to 1 as of September 30, 2006 and December 31, 2005, respectively. The debt (notes payable) to equity ratios were 0.81 to 1 and 0.82 to 1 as of September 30, 2006 and December 31, 2005, respectively. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At September 30, 2006, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $118.1 million was outstanding and has capacity to borrow up to an additional $76.9 million. These unsecured lines of credit expire June 30, 2008.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2006, the Company repurchased $0.5 million of its common stock representing 22,733 shares at an average price of $23.19 per share. There were no repurchases of common stock for the nine months ended September 30, 2005. As of November 2, 2006, 1,977,267 shares of the Company’s common stock remain authorized for repurchase.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. During the three months ended September 30, 2006, there have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II -OTHER INFORMATION

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the states and countries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	the volume, timing and mix of maintenance and repair work on our rental equipment;

•	our equipment mix, availability, utilization, and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete, or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in, and application of, accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

As a result of these factors, our historical financial results are not necessarily indicative of our future results.

Our ability to retain our executive management and to recruit, retain and motivate key employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, and in particular, Dennis Kakures our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs. Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel when turnover occurs.

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

Some of our recent growth has resulted through the acquisition of TRS, an electronic test equipment rental business in 2004. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	timely completion of necessary financing and required amendments, if any, to existing agreements;

•	an inability to implement uniform standards, controls, procedures and policies;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition;

•	negative reactions from our customers to an acquisition;

•	disruptions among employees which may erode employee morale;

•	potential loss of key employees, including costly litigation resulting from the termination of those employees.

In connection with acquisitions we may:

•	assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	become subject to litigation.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which required us to expense stock options at fair value effective January 1, 2006. The implementation of SFAS No. 123R reduced net income by $1.4 million, or $0.06 per diluted share, for the nine months ended September 30, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation, however, this accounting change will not have any impact on the cash flows of our business. For 2006, we estimate compensation expense of approximately $3.6 million related to the expensing of stock options, reducing net income by $2.2 million or $0.09 per diluted share. Under the prior rules, expensing of stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share. Between 1996, when these rules were originally effective, and January 1, 2006, the Company had adopted the disclosure only provisions of the rules and disclosed on a pro forma basis the impact of compensation expense of stock options on net income and net income per share in the footnotes to the consolidated financial statements.

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

Certain aspects of our businesses involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance, irrespective of the merit of such future actions, that we will not be required to make substantial settlement payments in the future.

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

We generally sell to customers on 30-day terms, individually perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and related equipment not returned by customers has not been significant and, in each of the last five years has been less than 1% of total revenues. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of equipment, particularly electronic test equipment. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit and equipment losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Failure by third parties to manufacture our products to our specifications or on a timely basis may harm our reputation and financial condition.

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Currently, we do not have any long-term purchase contracts with any third-party supplier. In the future, we may not be able to negotiate arrangements with these third parties on acceptable terms, if at all. If we cannot negotiate arrangements with these third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

The majority of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates.

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.2 million per year for each 1% increase in the average interest rate we pay, based on the $118.1 million balance of variable rate debt outstanding at September 30, 2006. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

At this time, we are uncertain as to the level of new modernization work that will be commenced in California. The level of modernization that will be commenced is a function of the current amount of unallocated and unreleased state funds for modernization from the prior state-wide bond measure, the backlog of applications awaiting funding and the actual commencement of projects. We cannot predict whether current levels of funding will continue after the funds generated in the 2004 bond measure are exhausted, which would likely have a negative impact on our business. For modernization work beyond 2006, a state-wide facilities bond measure in California with significant monies for modernization projects will be on the ballot in November 2006 (Proposition 1D). We believe that this bond measure, if passed, along with the success of local bond measures passed in November 2005, should provide monies to support favorable levels of new modernization projects in both 2007 and 2008.

Public policies that create demand for our products and services may change.

California and Florida have passed legislation to limit the number of students that may be grouped in a single classroom for certain grade levels. School districts with class sizes in excess of these limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in a significant increase in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively effect our revenues and operating income.

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

As with conventional construction, typically new codes and regulations are not retroactively applied. Nonetheless, new governmental regulations in these or other areas may increase our acquisition cost of new rental equipment, limit the use of or make obsolete of some of our existing equipment, or increase our general and administrative costs.

Building codes are generally reviewed tri-annually. All aspects of a given code are subject to change including but not limited to such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. These results could impact our existing modular equipment, and affect the future construction of our modular product.

Compliance with building codes and regulations entail a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than the Company’s. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

We are subject to laws and regulations governing government contracts. These laws and regulations make these government contracts more favorable to government entities than other third parties and any changes in these laws and regulations, or the failure to comply with these laws and regulations could harm our business.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. Also, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback contract” refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of piggyback contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

Seasonality of our educational business may have adverse consequences for our business.

A significant portion of the modular sale and rental revenues are derived from the educational market. Typically, during each calendar year, our highest numbers of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions. These factors may impact the quarterly revenues and earnings of each year’s second, third and fourth quarters. The differences in quarterly revenues and earnings may also be subject to fluctuations in state funding. In the past, impaired levels of funding available to the school districts from the states in which we do business have caused school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs. Any reductions in funding available to school districts from the states in which we do business could result in a lower volume of orders for our products which could reduce our revenues and operating income and consequently harm our financial condition.

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

As of September 30, 2006, rental agreements in our modular portfolio had an average committed rental term of 23 months with 62% of those agreements exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semi-conductor industries. Electronics rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment.

In addition, the severity and length of any downturn in an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees. While the market demand for communications test equipment has improved from 2002 levels as the telecommunications industry has recovered, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rental utilization rates, operating results and cash flows will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in this industry.

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

Electronic test equipment is characterized by changing technology and evolving industry standards that may render our existing equipment obsolete through new product introductions, or enhancements, before the end of its anticipated useful life, causing us to incur impairment charges. Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to shorten, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products, the introduction of new technologies, and acquire equipment that will be marketable to our current and prospective customers. Failure to properly select, manage and respond to the technological needs of our customers and changes of our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges and may negatively impact operating results and cash flows.

If we do not effectively compete in the rental equipment market, our operating results will be materially and adversely affected.

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Telogy and Continental Resources, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from these established entities and new entrants in the market. We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

If we are not able to obtain equipment at favorable rates, there could be a material adverse effect on our operating results.

The majority of our rental equipment portfolio is comprised of general-purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business may be materially and adversely affected.

If we are not able to anticipate and mitigate the risks associated with operating internationally, there could be a material adverse effect on our operating results.

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. Over time, we anticipate the amount of international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political, economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	greater difficulty in our ability to recover rental equipment and obtain payment of the related trade receivables;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	difficulty with the integration of foreign operations;

•	longer payment cycles;

•	currency fluctuations; and

•	potential adverse tax consequences.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of shares of the Company’s common stock made by the Company during the three months ended September 30, 2006.

Repurchase of Company Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1-July 31, 2006	—	—	—	2,000,000
August 1, 2006 – August 31, 2006	—	—	—	2,000,000
September 1, 2006- September 30, 2006	22,733	$23.19	22,733	1,977,267
Total	22,733	$23.19	22,733	1,977,267

(1)	In a press release dated March 21, 2003, the Company announced that the Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to 2,000,000 shares of our outstanding common stock (as adjusted for a 2-1 stock split effective March 25, 2005). There is no expiration date specified for this program. The Company may repurchase shares from time to time in the over-the-counter market and/or through block trades, subject to market conditions and applicable federal and state securities laws and regulations, at such prices as the officers of the Company shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

(2)	All shares were purchased pursuant to a publicly announced plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Dividends

On October 2, 2006 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.16 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: November 2, 2006	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer