Form 10-K
period 2006-12-31
MCGRATH RENTCORP
filed 2007-03-14
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006                        Commission file number 0-13292

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

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2006: $616,894,797.

As of March 8, 2007, 25,158,536 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held June 6, 2007 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 70

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s mobile modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida and other new markets in the U.S.; the Company’s expectation that the first phase of its ERP upgrade project will be completed in early 2008; the Company’s engaging in and ability to consummate future acquisitions; manufacturer’s ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacturer our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

General Overview

McGrath RentCorp (the “Company”) is a California corporation organized in 1979 with corporate offices located in Livermore, California. The Company’s common stock is traded on the NASDAQ National Global Select Market under the symbol “MGRC.”

The Company is a rental company with two rental products; relocatable modular buildings and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business selling portable classrooms in California. In 2006, MMMC, TRS-RenTelco and Enviroplex contributed 66%, 30% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 71%, 26% and 3% for 2005. Even though managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

MMMC rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas and beginning in 2004, in Florida. These units are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. MMMC purchases the relocatable modular buildings, or modulars, from various manufacturers who build them to MMMC’s design specifications. MMMC operates from two regional sales and inventory centers in California, one in Texas and one regional sales office in Florida. Although MMMC’s primary emphasis is on rentals, sales of modulars routinely occur and can fluctuate quarter-to-quarter and year-to-year depending on customer requirements and budgets.

The educational market is the largest segment of our modular businesses. MMMC and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by MMMC) and sale (by Enviroplex and MMMC) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) comprised approximately 55%, 59% and 59%, of MMMC’s rental and sales revenues for 2006, 2005 and 2004, respectively. Fueled by increasing student population, insufficient funding for new school construction, class size reduction programs and aging school facilities, we believe demand will continue to be favorable.

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2006, the original cost of electronic test equipment inventory was comprised of 70% general-purpose test equipment and 30% communications test equipment.

Engineers, technicians and scientists utilize general-purpose test equipment in developing products, controlling manufacturing processes, field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Agilent Technologies and Tektronix have manufactured the majority of TRS-RenTelco’s general-purpose test equipment.

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

From 1991 through 2001 the Company’s two rental businesses grew organically with the exception of a small modular acquisition in 1997. MMMC focused increasingly on educational rental growth and electronics benefited from its specialization in communications equipment as the telecom industry rapidly expanded. During this time, rental revenues for the modular business grew from $30.5 million in 1991 to $63.5 million in 2001 and, for the electronics business grew from $6.4 million in 1991 to $37.2 million in 2001, respectively.

Beginning in the latter half of 2001, the electronic test equipment rental industry experienced a significant downturn in business activity levels resulting from weakness in the telecommunications industry due to overcapacity and a general economic slowdown. Although both general-purpose and communications test equipment sectors were affected, the impact to our communications test equipment business levels was significant. As a result, during the first six months of 2002, TRS-RenTelco recorded non-cash impairment charges of $24.1 million as a result of excess communications equipment rental inventory relative to market demand, reducing net income by $14.5 million and reducing diluted earning per share by $0.58 per share resulting from the depressed and low projected demand for its rental products coupled with high inventory levels, especially in communications test equipment. Beginning in late 2003 and continuing into 2004, the general-purpose test equipment markets, and to a lesser extent, communications test equipment markets, showed signs of increasing business activity levels.

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

During the remainder of 2004 and during 2005, the Company focused on its core rental businesses, integrating the acquired TRS operations and establishing Florida modular operations. During 2005, the Company purchased 122.5 acres of undeveloped land in Florida and, in 2006, has begun development of a portion of the property for a regional modular sales and inventory center.

Business Model

The Company invests capital in rental products and believes it recovers its original investment through rents less operating expenses in a relatively short period of time compared to the product’s rental life. Historically when the Company’s rental products have been sold, the proceeds on sale have recovered a high percentage of the original investment. With these dynamics, a significant base of rental assets on rent generates a considerable amount of operating cashflows to support continued rental asset growth. Similarly, the Company’s rental products, relocatable modular buildings and electronic test equipment, have the following dynamics:

•	The product required by the customer tends to be expensive compared to the Company’s monthly rental charge, with the interim rental solution typically evaluated as a less costly alternative.

•

Generally, we believe the Company’s customers have a short-term need for our rental product. The customer’s rental requirement may be driven by a number of factors including time, budget or capital constraints, future uncertainty impacting their ongoing need for the equipment, equipment availability, specific project requirements, peak periods of demand or the customer may want to eliminate the burdens and risks of equipment ownership. For modulars, in many cases a customer’s initial short-term rental becomes part of the customer’s ongoing infrastructure and turns into a long-term rental.

•

Both modular and electronics rental products have long useful lives relative to the typical rental term with modulars having an estimated life of eighteen years compared to the typical committed term of twelve to twenty-four months, and electronics having an estimated life range of two to seven years depending on the type of product compared to a typical rental term of one to six months.

•

Typically, we believe short-term rental rates recover the Company’s original investment quickly, with modulars in approximately four years, and electronics in approximately two years, based the on the respective product’s annual yield in 2006, or the annual rental revenues divided by the average cost of rental inventory for 2006.

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

Employees

As of December 31, 2006, the Company had 603 employees, of whom 51 were primarily administrative and executive personnel, with 333, 136 and 83 in the operations of MMMC, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2006, MMMC purchased 32% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an effect on its operations since MMMC could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

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

MMMC operates from three regional sales and inventory centers serving large geographic areas in California and Texas, and a sales office serving the Florida market in which the Company launched operations in 2004. The California and Texas operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. MMMC believes operating from large regional sales and inventory centers results in better operating margins as operating costs are spread over a large installed customer base. MMMC actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, generates high sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. Making these expenditures for repair and maintenance throughout the equipment’s life results in older equipment renting for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 3% of rental equipment, and has been, on average, 11 years old with sale proceeds recovering a high percentage of the equipment’s capitalized cost. MMMC depreciates its rental equipment over 18 years using a 50% residual value effective January 1, 2002. Prior to 2002, MMMC used an 18% residual value.

Competitive Strengths

Market Leadership—The Company believes MMMC is the largest supplier of modular educational facilities for rental to both public and private schools in California. Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where MMMC operates, which enable MMMC to meet its customer’s specific project requirements.

Expertise—The Company believes that over the 28 years MMMC has competed in the modular rental industry, MMMC has developed expertise that differentiates it from its competitors. MMMC has dedicated its attention to continuously developing and improving the quality of the modular product. MMMC has expertise in the licensing and regulatory requirements that govern the modular product in the states where it operate and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. MMMC has expertise in project management and complex applications.

Operating Structure—MMMC believes that part of the strategy for MMMC should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. MMMC achieves this by building regional sales and inventory centers designed to serve a broad geographic area and a large installed customer base under a single overhead structure, thereby reducing its cost per transaction. The Company’s regional facilities and related infrastructure enable MMMC to maximize our modular inventory utilization through efficient and cost effective in-house repair, maintenance and refurbishment for quick redeployment of equipment to meet its customers’ needs. The Company’s goal is to be more responsive at lower cost.

Asset Management—The Company believes MMMC markets high quality, well-constructed and attractive modulars. MMMC requires manufacturers to build to its specifications, which enables MMMC to maintain a standardized quality fleet. In addition, through its ongoing repair, refurbishment and maintenance programs, the Company believes MMMC’s modular buildings are the best maintained in the industry. The Company depreciates its modular buildings over an 18 year estimated useful life to a 50% residual value. Older buildings continue to be productive primarily because of MMMC’s focus on ongoing fleet maintenance. Also, as a result of MMMC’s maintenance programs, when equipment is sold, a high percentage of the equipment’s capitalized cost is recovered. In addition, the fleet’s utilization is regionally optimized by managing inventory through estimates of market demand, fulfillment of current rental and sale order activity, equipment returns and capital purchases.

Customer Service—The Company believes the modular rental industry to be service intensive and locally based. The Company strives to provide excellent service by meeting its commitments to its customers, being proactive in resolving project issues and seeking to continuously improve the customer’s experience. MMMC is committed to offering quick response to requests for information, providing experienced assistance, on time delivery and preventative maintenance of its units. MMMC’s goal is to continuously improve its procedures, processes and computer systems to enhance internal operational efficiency. The Company believes this dedication to customer service results in high levels of customer loyalty and repeat business.

Market

MMMC’s largest single demand is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California, and to a lesser extent in Florida and Texas. Management believes the demand for classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools and class size reduction (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. The modular product offers customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate, and California and Texas modular regional sales and inventory center offices are housed in various sizes of modulars.

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

Rentals

Rental periods range from one month to several years with a typical initial contract term between twelve and twenty-four months. In general, monthly rental rates are determined by a number of factors including length of term, product availability and product type. Upon expiration of the initial rental agreement term, or any extensions, rental rates are reviewed, and when appropriate, are adjusted based on current market conditions. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms management believes to be attractive to MMMC.

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

At December 31, 2006, MMMC owned 26,467 new or previously rented modulars including accessories with an aggregate cost of $451.8 million, or an average cost per unit of $17,100. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2006, fleet utilization was 81.4% and average fleet utilization during 2006 was 82.9%.

Sales

In addition to operating its rental fleet, MMMC sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2006, MMMC’s largest sale was for new modular classrooms to a California school district for approximately $2.6 million. This sale represented approximately 8% of MMMC’s sales, 4% of the Company’s consolidated sales, and 1% of the Company’s consolidated revenues.

MMMC typically provides limited 90-day warranties on used modulars and passes through the manufacturers’ one-year warranty on new units to its customers. Warranty costs have not been significant to MMMC’s operations to date, and the Company attributes this to its commitment to high quality standards and regular maintenance programs. However, there can be no assurance that warranty costs will continue to be insignificant to MMMC’s operations in the future.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2006	2005	2004	2003	2002
Modular Rental Revenues (MMMC)	50%	53%	52%	49%	49%
Modular Sales Revenues (MMMC & Enviroplex)	65%	67%	72%	50%	54%
Modular Rental and Sales Revenues (MMMC & Enviroplex)	55%	59%	59%	50%	51%
Consolidated Rental and Sales Revenues[1]	33%	34%	36%	41%	40%

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

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the California Division of State Architect (“DSA”). However, school districts may rent classrooms that meet either the Department of Housing (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. In February 2006, new legislation was passed extending the use of these classroom buildings from September 30, 2007 to September 30, 2015. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. There can be no assurance that these regulations and policies that allow for the continuing rental of DOH classrooms for new public school projects will remain in place. At December 31, 2006, the net book value of DOH classrooms represented less than 1.6% of the net book value of the Company’s modular rental equipment and less than 1.0% of the total assets of the Company, and the utilization of these DOH classrooms was 76.5%.

In 2002, Florida passed a state constitutional amendment setting limits for the maximum allowable number of students in a class for pre-kindergarten through grade twelve. In 2007, school districts are required to meet class size limits based upon the average number of students per class at the school level. By 2009, school districts will be required to meet the class size requirements at the individual classroom level. The class size reduction program is scheduled for implementation through 2010.

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

Competitive Strengths

Market Leadership—The Company believes that TRS-RenTelco is one of the largest test equipment rental and leasing companies offering the broadest and deepest selection of general purpose and communications test equipment for rent in North America.

Expertise—The Company believes that its knowledge of products, technology and applications expertise provides it with a competitive advantage over others in the industry. Customer requirements are supported by application engineers and technicians that are knowledgeable about the equipment’s uses to ensure the right equipment is selected to meet the customer’s needs. This knowledge can be attributed to the vast experience of TRS-RenTelco’s management, sales and operational teams.

Operating Structure—TRS-RenTelco is supported by a centralized distribution and inventory center on the grounds of the Dallas-Fort Worth Airport in Texas. The Company believes that the centralization of servicing all customers in North America and internationally by TRS-RenTelco’s experienced logistics teams provides a competitive advantage by minimizing transaction costs and enabling TRS-RenTelco to ensure customer requirements are met.

Asset Management—TRS-RenTelco’s rental equipment inventory is serviced by an ISO 9001-2000 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customer’s needs. TRS-RenTelco’s team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle. The Company believes this enables it to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment. TRS-RenTelco strives to maintain strong relationships with equipment manufacturers, which enables it to leverage those relationships to gain rental opportunities.

Customer Service—The Company believes that its focus on providing excellent service to its customers provides a competitive advantage. TRS-RenTelco strives to provide exemplary to fulfill its commitments to its customers. TRS-RenTelco prides itself in providing solutions to meet customers’ needs by having equipment available, and responding quickly and thoroughly to their requests. TRS-RenTelco’s sophisticated in-house laboratory ensures the equipment is fully functional and meets its customers’ delivery requirements. Service needs of TRS-RenTelco’s customers are supported 24 hours a day, 7 days a week by its customer care specialists. TRS-RenTelco’s goal is to provide service beyond its customers’ expectations, which, the Company believes, results in customer loyalty and repeat business.

Market

The business of renting electronic test equipment is a market which today has equipment on rent or available for rent in the United States and Canada with an aggregate original cost in excess of a half billion dollars. There is a broad customer base for the rental of such instruments, including aerospace, communications, defense, electrical contractor electronics, industrial, installer contractor, network systems and research companies.

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

At December 31, 2006, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $186.7 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 66.3% as of December 31, 2006 and averaged 69.6% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. TRS-RenTelco attempts to maintain an inventory where the majority of equipment is less than five years old. In 2006, approximately 18% of the electronics revenues were derived from sales. The largest electronics sale during 2006 represented approximately 10% of electronics sales, 3% of the Company’s consolidated sales and less than 1% of consolidated revenues.

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

Operating Segments

For segment information regarding the Company’s three operating segments: Modulars, Electronics and Enviroplex, see “Note 10. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2006	2005	2004	2003	2002
Relocatable Modular Buildings (operating under MMMC and Enviroplex)
Revenues
Rental	$91,124	$81,180	$71,460	$63,948	$66,214
Rental Related Services	29,913	25,053	22,142	16,203	16,936

Total Modular Rental Operations	121,037	106,233	93,602	80,151	83,150

Sales—MMMC	34,209	49,107	27,617	18,478	20,124
Sales—Enviroplex	12,393	10,562	9,254	11,007	12,488

Total Modular Sales	46,602	59,669	36,871	29,485	32,612

Other	729	625	444	495	678

Total Modular Revenues	$168,368	$166,527	$130,917	$110,131	$116,440

Percentage of Rental Revenues	53.9%	53.3%	59.4%	83.4%	80.8%
Percentage of Total Revenues	63.0%	61.2%	64.6%	84.1%	80.3%
Rental Equipment, at cost (year-end)	$451,828	$408,227	$339,537	$304,905	$285,901
Rental Equipment, net book value (year-end)	$343,590	$307,822	$245,924	$215,589	$200,593
Number of Units (year-end)	26,467	24,928	21,566	19,713	18,707
Utilization (year-end)[1]	81.4%	83.5%	86.1%	84.6%	85.2%
Average Utilization[1]	82.9%	84.9%	85.6%	84.2%	85.9%
Average Rental Equipment, at cost[2]	$385,630	$341,103	$303,294	$283,297	$274,912
Annual Yield on Average Rental Equipment, at cost	23.6%	23.8%	23.6%	22.6%	24.1%
Gross Margin on Rental Revenues	62.2%	63.8%	63.0%	63.0%	65.3%
Gross Margin on Sales	27.9%	26.4%	23.3%	28.2%	27.3%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$77,816	$71,136	$48,898	$12,730	$15,777
Rental Related Services	1,686	1,407	1,205	543	561

Total Electronics Rental Operations	79,502	72,543	50,103	13,273	16,338
Sales	17,483	31,154	20,291	7,260	9,645
Other	1,713	1,956	1,209	307	508

Total Electronics Revenues[3]	$98,698	$105,653	$71,603	$20,840	$26,491

Percentage of Rental Revenues	46.1%	46.7%	40.6%	16.6%	19.2%
Percentage of Total Revenues	37.0%	38.8%	35.4%	15.9%	18.3%
Rental Equipment, at cost (year-end)	$186,673	$154,708	$149,437	$34,448	$39,786
Rental Equipment, net book value (year-end)	$107,752	$98,611	$111,864	$16,457	$21,306
Utilization (year-end)[1]	66.3%	68.9%	61.6%	45.2%	41.6%
Average Utilization[1]	69.6%	66.2%	61.7%	45.3%	38.2%
Average Rental Equipment, at cost[4]	$170,705	$151,087	$93,387	$36,798	$58,550
Annual Yield on Average Rental Equipment, at cost	45.6%	47.1%	52.4%	34.6%	26.9%
Gross Margin on Rental Revenues[5]	42.8%	38.1%	38.7%	39.5%	(120.3)%
Gross Margin on Sales	37.8%	24.7%	26.8%	34.7%	29.1%
Total Revenues[6]	$267,066	$272,180	$202,520	$130,971	$145,086
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average costs for the year.
2	Average Rental Equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	In 2004, certain electronics revenue amounts were reclassified to conform to the current year presentation.
4	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
5	In 2002, TRS-RenTelco’s Average Rental Equipment, at cost, and Gross Margin on Rental Revenues were significantly impacted by impairment charges of $24.1 million recorded in the first half of 2002.
6	In 2002, in addition to the revenues from modulars and electronics products, 1.4% of Total Revenues resulted from a $1.25 million nonrecurring reimbursement of related costs associated with a terminated merger with Tyco International Ltd. and a $0.9 million gain on land sales not allocated to the specific products.

Item 1A.	Risk Factors

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

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to:

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

During June 2005, we entered into an agreement with Rental Results, a rental software application provider, to support the transition of our modular business, certain aspects of our electronics business and our accounting systems to their platform. The new ERP and upgrades to our IT infrastructure will result in higher selling and administrative costs in 2007 and beyond. This is a multi year project and we expect the first phase of the project to be completed in early 2008. These information system upgrades are important to serve and support our strategic growth. The delay or failure to implement these new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

Effective management of our rental assets is vital to our business.

Our modular and electronics rental products have long useful lives and managing those assets is a critical element to each of our rental businesses. Modular asset management requires designing and building the product for a long life that anticipates the needs of our customers, including anticipating changes in legislation, regulations, building codes and local permitting. Electronics asset management requires understanding, selecting and investing in equipment technologies that support market demand, including anticipating technological advances and changes in manufacturers’ selling prices. For both our modular and electronic assets, we must successfully maintain and repair this equipment cost-effectively to maximize the useful life of the products and the level of proceeds from the sale of such products.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.1 million per year for each 1% increase in the average interest rate we pay, based on the $105.6 million balance of variable rate debt outstanding at December 31, 2006. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which required us to expense stock options at fair value effective January 1, 2006. The implementation of SFAS No. 123R reduced net income by $1.9 million, or $0.08 per diluted share, for the twelve months ended December 31, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduced reported net income and net income per share, however, this accounting change did not have any impact on the cash flows of our business. Under the prior rules, expensing of stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share. Between 1996, when these rules were originally effective, and January 1, 2006, the Company had adopted the disclosure only provisions of the rules and disclosed on a pro forma basis the impact of compensation expense of stock options on net income and net income per share in the footnotes to the consolidated financial statements.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2006, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

At this time, we are uncertain as to the level of new modernization work that will be commenced in California. The level of modernization that will be commenced is a function of the current amount of unallocated and unreleased state funds for modernization from the prior state-wide bond measure, the backlog of applications awaiting funding and the actual commencement of projects. We cannot predict whether current levels of funding will continue after the funds generated by the passage of the November 2006 education facilities bond measure are exhausted, which would likely have a negative impact on our business. We believe that this bond measure, along with the success of local bond measures passed in November 2005, should provide monies to support favorable levels of new modernization projects in both 2007 and 2008.

Public policies that create demand for our products and services may change.

California and Florida have passed legislation to limit the number of students that may be grouped in a single classroom for certain grade levels. School districts with class sizes in excess of these limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in a significant increase in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

Our planned expansions of our modular building operations into new markets will affect our operating results.

We currently have modular building operations in California, Texas and Florida. We have identified several U.S. markets that we believe will be attractive long-term opportunities for our educational and commercial modular business and are actively preparing for launch in two of these markets in 2007. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may by affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

As of December 31, 2006, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

Significant increases in raw material and labor costs could increase our acquisition cost of new modular rental equipment and repair and maintenance costs of our fleet, which would increase our operating costs and harm our profitability.

We incur labor costs and purchase raw materials, including lumber, siding and roofing and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our modular equipment. The volume, timing and mix of maintenance and repair work on our rental equipment may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will also increase the acquisition cost of new modular equipment and increase the repair and maintenance costs of our fleet. We also maintain a fleet of service trucks and use subcontractor companies for delivery, set-up, return delivery and dismantle of modulars for our customers. We rely on our subcontractor service companies to meet customer demands for timely shipment and return, and the loss or inadequate number of subcontractor service companies may cause prices to increase, while negatively impacting our reputation and operating performance. During periods of rising prices for labor, raw materials or fuel, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new modular equipment and incur higher operating costs that we may not be able to recoup from our customers, which would reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our reputation and financial condition.

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. MMMC purchases new modulars from various manufacturers who build to MMMC’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2006, MMMC purchased 32% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an effect on its operations since MMMC could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

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

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronics rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment.

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

Our rental test equipment may become obsolete, which could result in an impairment charge.

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

The Company currently conducts its operations from seven locations. Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston Area). The three inventory centers conduct rental and sales operations from multi-modular buildings, serving as working models of the Company’s product. The Company also has a modular sales office in Orlando, Florida. Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area). The Company’s majority owned subsidiary, Enviroplex, manufactures portable classrooms from its facility in Stockton, California (San Francisco Bay Area).

In October 2005, the Company completed the purchase of 122.5 acres of undeveloped land in Polk County, Florida, at a cost of $8.1 million. In 2006, the Company began the process of developing a portion of the property for use as a sales office and inventory center to repair, refurbish and store modular rental equipment.

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2006.

Facilities
		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California[1,2]	137.2	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Orlando, Florida[4]	—	2,640	—	2,640
Polk County, Florida[5]	122.5	—	—	—
Lake County, Florida[9]	15.0	—	—	—
Electronic Test Equipment
Grapevine, Texas[6]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[7]	—	12,500	—	12,500
Enviroplex
Stockton, California[8]	14.9	4,551	124,015	128,566

	420.7	138,656	329,563	468,219

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.

2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through March 2008, 2.2 acres are leased to a third party through October 2010 and 33.3 acres are undeveloped.

3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2011 and 19,929 square feet are leased to a third party through September 2012.

4	This facility is leased through May 2008.

5	This land is undeveloped.

6	This facility is leased through December 2008.

7	This facility is leased through December 2010.

8	Within Enviroplex, 6 acres of the 14.9 acres are leased through June 2007 and includes 2,460 square feet of office space and 18,030 feet of warehouse space.

9	This land is undeveloped and leased through December 2008

ITEM 3.	LEGAL PROCEEDINGS.

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

The Company’s common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

On February 15, 2005, the Company’s Board of Directors approved a 2-for-1 stock split which became effective on March 25, 2005. All share and per share information in the 2006 Form 10-K reflects this stock split.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2006				2005
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$32.23	$28.17	$30.25	$33.28	$29.86	$29.46	$24.76	$24.35
Low	$24.70	$21.42	$25.04	$23.86	$26.30	$22.05	$20.44	$20.38
Close	$30.63	$25.60	$27.81	$30.06	$27.80	$28.33	$23.70	$23.38
Dividends Declared	$ 0.16	$ 0.16	$ 0.16	$ 0.16	$ 0.14	$ 0.14	$ 0.14	$ 0.14

As of March 8, 2007, the Company’s common stock was held by approximately 70 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2006 and 2005 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2006 and should be read in conjunction with the detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data
(dollar and share amounts in thousands, except per share data)	Year Ended December 31,
	2006	2005	2004	2003	2002
Operations Data
Revenues
Rental	$168,940	$152,316	$120,358	$76,678	$81,991
Rental Related Services	31,599	26,460	23,347	16,746	17,497

Rental Operations	200,539	178,776	143,705	93,424	99,488
Sales	64,085	90,823	57,162	36,745	42,257
Other	2,442	2,581	1,653	802	3,341

Total Revenues	267,066	272,180	202,520	130,971	145,086

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	45,353	44,178	32,426	12,745	15,792
Rental Related Services	21,830	17,893	15,172	10,356	9,497
Impairment of Rental Equipment	—	—	—	—	24,083
Other	33,576	29,292	24,007	18,623	17,839

Total Direct Costs of Rental Operations	100,759	91,363	71,605	41,724	67,211
Cost of Sales	44,481	67,378	43,134	25,913	30,541

Total Costs	145,240	158,741	114,739	67,637	97,752

Gross Profit	121,826	113,439	87,781	63,334	47,334
Selling and Administrative	45,499	39,819	33,705	22,626	22,099

Income from Operations	76,327	73,620	54,076	40,708	25,235
Interest	10,760	7,890	5,188	2,668	3,982

Income before Provision for Income Taxes	65,567	65,730	48,888	38,040	21,253
Provision for Income Taxes	24,209	24,649	18,843	15,178	8,459

Income before Minority Interest	41,358	41,081	30,045	22,862	12,794
Minority Interest in Income of Subsidiary	280	262	48	170	161

Net Income	$41,078	$40,819	$29,997	$22,692	$12,633

Earnings Per Share:
Basic	$1.65	$1.65	$1.23	$0.94	$0.51
Diluted	$1.63	$1.61	$1.21	$0.93	$0.50
Shares Used in Per Share Calculations:
Basic	24,948	24,668	24,344	24,250	24,937
Diluted	25,231	25,331	24,804	24,517	25,237

Balance Sheet Data (at period end)
Rental Equipment, at cost	$638,501	$562,935	$488,974	$339,353	$325,687
Rental Equipment, net	$451,342	$406,433	$357,788	$232,046	$221,899
Total Assets	$585,542	$543,160	$474,280	$323,858	$313,134
Notes Payable	$165,557	$163,232	$151,888	$47,266	$55,523
Shareholders’ Equity	$230,792	$198,469	$166,888	$143,978	$139,019
Shares Issued and Outstanding	25,090	24,832	24,543	24,244	24,979

Book Value Per Share	$9.20	$7.99	$6.80	$5.94	$5.57
Debt (Total Liabilities) to Equity	1.54	1.73	1.84	1.25	1.25
Debt (Notes Payable) to Equity	0.72	0.82	0.91	0.33	0.40
Return on Average Equity	19.2%	22.5%	19.5%	16.5%	9.5%
Cash Dividends Declared Per Common Share	$0.64	$0.56	$0.44	$0.40	$0.35

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

Reconciliation of Net Income to EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2006	2005	2004	2003	2002
Net Income	$41,078	$40,819	$29,997	$22,692	$12,633
Minority Interest in Income of Subsidiary	280	262	48	170	161
Provision for Income Taxes	24,209	24,649	18,843	15,178	8,459
Interest	10,760	7,890	5,188	2,668	3,982

Income from Operations	76,327	73,620	54,076	40,708	25,235
Depreciation and Amortization	47,461	46,433	34,501	14,692	17,872
Non-Cash Stock Compensation	3,125	44	57	112	37
Non-Cash Impairment of Rental Equipment	—	—	—	—	24,083

EBITDA[1]	$126,913	$120,097	$88,634	$55,512	$67,227

EBITDA Margin[2]	48%	44%	44%	42%	46%

Funded Debt to EBITDA[3]	1.30	1.36	1.71	0.85	0.83
1	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock compensation and non-cash impairment charges.

2	EBITDA margin is calculated as EBITDA divided by total revenues.

3	Funded debt to EBITDA is the ratio of notes payable as of yearend compared to EBITDA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” (formerly named RenTelco) its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In 2006, MMMC, TRS-RenTelco and Enviroplex contributed 66%, 30% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 71%, 26% and 3% for 2005. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as a financial measure as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock compensation and impairment charges. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, a reconciliation is included of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principals generally accepted in the United States (For more information, see “Item 6. Selected Financial Data” above.)

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the increase in the number of classrooms such as the Company provides to be postponed or terminated. However, reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” and “Item 1A. Risk Factors—A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability” above.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 75% of consolidated revenues in 2006 and 71% for the three years ended December 31, 2006. Over the past three years, modulars comprised 61% and electronics comprised 39% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of both modular and electronic test equipment have comprised approximately 24% of the Company’s consolidated revenues in 2006 and 29% over the last three years. During these three years, modulars comprised 66% and electronics represented 34% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 33%, 34% and 36% of the Company’s consolidated rental and sales revenues for 2006, 2005 and 2004, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2007, the Company announced that the board of directors declared a cash dividend of $0.18 per common share for the quarter ended March 31, 2007, an increase of 12.5% over the prior year’s comparable quarter.

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

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2006–2004	Year Ended December 31,			2006 over 2005	2005 over 2004
		2006	2005	2004
Revenues
Rental	60%	63%	56%	59%	11%	27%
Rental Related Services	11	12	10	12	19	11

Rental Operations	71	75	66	71	12	24
Sales	29	24	33	28	-29	59
Other	nm	1	1	1	-5	nm

Total Revenues	100%	100%	100%	100%	-2%	34%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	16	17	16	16	3	36
Rental Related Services	7	8	7	7	22	18
Other	13	13	11	12	15	22

Total Direct Costs of Rental Operations	36	38	34	35	10	28
Cost of Sales	20	16	24	22	-34	56

Total Costs	56	54	58	57	-9	38

Gross Profit	44	46	42	43	7	29
Selling and Administrative	16	17	15	16	14	18

Income from Operations	28	29	27	27	4	36
Interest	4	4	3	3	36	52

Income before Provision for Income Taxes	24	25	24	24	0	34
Provision for Income Taxes	9	10	9	9	-2	31

Income before Minority Interest	15	15	15	15	1	37
Minority Interest in Income of Subsidiary	nm	nm	nm	nm	7	nm

Net Income	15%	15%	15%	15%	1%	36%

nm = not meaningful

Twelve Months Ended December 31, 2006 Compared to

Twelve Months Ended December 31, 2005

Overview

Consolidated revenues in 2006 decreased $5.1 million, or 2%, to $267.1 million from $272.2 million in 2005. Consolidated net income in 2006 increased $0.3 million, or 1%, to $41.1 million, or $1.63 per diluted share, from $40.8 million, or $1.61 per diluted share, in 2005. The Company’s year over year revenue decrease was due to lower sales revenue in 2006 primarily due to $14.3 million of sales of modular classrooms related to the hurricane damages in the southeastern U.S. in 2005. Mobile Modular’s rental revenues increased 12% to $91.1 million, resulting from continued education market demand for classroom product in California and Florida with gross profit on rents increasing 9% to $56.7 million. TRS-RenTelco’s rental revenues increased 9% to $77.8 million, with gross profit on rents increasing 23% to $33.3 million.

For 2006, on a consolidated basis,

•

Gross profit increased $8.4 million, or 7%, to $121.8 million from $113.4 million in 2005, with the increase attributable to improvements in rental operations of both businesses partly offset by lower gross profit on sales.

•

Selling and administrative expenses increased $5.7 million, or 14% to $45.5 million from $39.8 million in 2005, with the increase primarily attributable to $3.1 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective January 1, 2006 and higher personnel and benefit costs.

•	Interest expense increased $2.9 million, or 36%, to $10.8 million from $7.9 million in 2005 primarily due to the Company’s 11% higher average debt levels and 23% higher average interest rates in 2006.

•	Pretax income contributions were 66% and 30% by MMMC and TRS-RenTelco, respectively, in 2006, compared to 71% and 26%, respectively, in 2005. These results are discussed on a segmental basis below.

•

Provision for income taxes was based on a lower effective tax rate of 36.9% as compared with 37.5% in 2005 due primarily to the reduction in the Company’s deferred tax liability as a result of a franchise tax law change enacted by the state of Texas in May 2006. Looking forward, the Company estimates an effective tax rate of 39.0% in 2007 based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which would cause the Company’s effective tax rate to change.

•

EBITDA increased $6.8 million, or 6%, to $126.9 million compared to $120.1 million in 2005 resulting primarily from improved income from rental operations before depreciation of TRS-RenTelco and MMMC. EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and other non-cash stock compensation. A reconciliation of net income to EBITDA can be found in “Item 6. Selected Financial Data.” on page 26.

MMMC

MMMC’s total revenues were $156.0 million in 2006 and 2005 with higher rental and rental related services revenues from the continued educational market demand for classrooms offset by lower sales revenues due to a $14.3 million sale of modular classrooms related to the hurricane damages in the southeastern U.S. in 2005.

The following table summarizes year-to-year results for each revenue and gross profit category, pretax income, and other selected data.

Mobile Modular—2006 compared to 2005
(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Revenues
Rental	$91,124	$81,180	$9,944	12%
Rental Related Services	29,913	25,053	4,860	19%

Rental Operations	121,037	106,233	14,804	14%
Sales	34,209	49,107	(14,898)	-30%
Other	729	625	104	17%

Total Revenues	$155,975	$155,965	$10	0%

Gross Profit
Rental	$56,672	$51,756	$4,916	9%
Rental Related Services	9,782	8,259	1,523	18%

Rental Operations	66,454	60,015	6,439	11%
Sales	9,069	12,100	(3,031)	-25%
Other	729	625	104	17%

Total Gross Profit	$76,252	$72,740	$3,512	5%

Pre-tax Income	$43,439	$46,794	$(3,355)	-7%

Other Information
Depreciation of Rental Equipment	$10,898	$9,587	$1,311	14%
Interest Expense Allocation	$7,907	$5,679	$2,228	39%
Average Rental Equipment[1]	$385,630	$341,103	$44,527	13%
Average Rental Equipment on Rent[1]	$319,716	$289,584	$30,132	10%
Average Monthly Total Yield[2]	1.97%	1.98%		-1%
Average Utilization[3]	82.9%	84.9%		-2%
Average Monthly Rental Rate[4]	2.38%	2.34%		2%
Period End Rental Equipment[1]	$410,205	$366,253	$43,952	12%
Period End Utilization[3]	81.4%	83.5%		-3%
Period End Floors[1]	24,854	23,135	1,719	7%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for 2006 increased $3.5 million, or 5%, to $76.3 million from $72.7 million in 2005. For the twelve months ended December 31, 2006 compared to the same period in 2005:

•

Gross Profit on Rental Revenues—Rental revenues increased $9.9 million, or 12%, compared to 2005 due to the continued education market demand for classrooms and the increased demand for commercial buildings. The rental revenue increase resulted from a 13% increase in average rental equipment primarily to support the classroom demand, partly offset by a 1% lower average total yield from lower utilization partly offset by improved rental rates. As a percentage of rental revenues, depreciation was 12% in 2006 and 2005, with other direct costs increasing from 24% in 2005 to 26% in 2006, resulting in a gross margin percentage of 62% in 2006 compared to 64% in 2005. The higher other direct costs was primarily due to increased inventory center labor and material costs to prepare a higher volume of used equipment to meet increased demand for commercial projects and California classrooms in 2006. The higher rental revenues and lower gross margin percentage resulted in rental gross profit increasing $4.9 million, or 9%, to $56.7 million from $51.8 million in 2005.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $4.9 million, or 19%, compared to 2005, primarily due to the ongoing demand for classrooms and the increased demand for commercial buildings. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2006 as compared to 2005. The higher revenues and comparable gross margin percentage of 33% in 2005 and 2006 resulted in rental related services gross profit increasing $1.5 million, or 18%, to $9.9 million from $8.3 million in 2005.

•

Gross Profit on Sales—Sales revenues decreased $14.9 million, or 30%, compared to 2005 primarily as a result of a $14.3 million sale related to damages caused by Hurricane Katrina in the southeastern U.S. in 2005. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales volume, partly offset by higher gross margin percentage of 27% compared to 25% in 2005, resulted in sales gross profit decreasing $3.0 million, or 25%, to $9.1 million from $12.1 million in 2005.

For 2006, MMMC’s selling and administrative expenses increased $4.6 million, or 23%, to $24.9 million from $20.3 million in 2005, due primarily to $1.9 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R effective January 1, 2006, and represented 27% of rental revenues, compared to 25% in 2005. Allocated interest expense increased $2.2 million, or 39%, to $7.9 million from $5.7 million in 2005 primarily as a result of the Company’s higher average interest rates and debt levels in 2006.

TRS-RenTelco

For 2006, TRS-RenTelco’s total revenues decreased $7.0 million, or 7%, to $98.7 million, due to lower sales volume, partly offset by higher rental revenues. The decrease in revenues was offset by higher gross profit on rental revenues, which resulted in a pretax income increase of $2.6 million, or 15%, to $19.8 million from $17.2 million in 2005.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco—2006 compared to 2005
(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2006	2005	$	%
Revenues
Rental	$77,816	$71,136	$6,680	9%
Rental Related Services	1,686	1,407	279	20%

Rental Operations	79,502	72,543	6,959	10%
Sales	17,483	31,154	(13,671)	-44%
Other	1,713	1,956	(243)	-12%

Total Revenues	$98,698	$105,653	$(6,955)	-7%

Gross Profit
Rental	$33,339	$27,090	$6,249	23%
Rental Related Services	(13)	308	(321)	-104%

Rental Operations	33,326	27,398	5,928	22%
Sales	6,603	7,689	(1,086)	-14%
Other	1,713	1,956	(243)	-12%

Total Gross Profit	$41,642	$37,043	$4,599	12%

Pre-tax Income	$19,827	$17,211	$2,616	15%

Other Information
Depreciation of Rental Equipment	$34,455	$34,591	$(136)	0%
Interest Expense Allocation	$3,385	$2,475	$910	37%
Average Rental Equipment[1]	$170,705	$151,087	$19,618	13%
Average Rental Equipment on Rent[1]	$118,798	$99,980	$18,818	19%
Average Monthly Total Yield[2]	3.80%	3.92%		-3%
Average Utilization[3]	69.6%	66.2%		5%
Average Monthly Rental Rate[4]	5.46%	5.93%		-8%

Period End Rental Equipment[1]	$186,085	$154,119	$31,966	21%
Period End Utilization[3]	66.3%	68.9%		-4%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2006 increased $4.6 million, or 12%, to $41.6 million from $37.0 million in 2005. For the twelve months ended December 31, 2006 compared to the same period in 2005:

•

Gross Profit on Rental Revenues—Rental revenues increased $6.7 million, or 9%, compared to 2005, resulting in increased gross profit on rental revenues of $6.2 million, or 23%, to $33.3 million as compared to the same period in 2005 due to favorable market conditions across a broad range of electronic test equipment product and market segments. The increase in gross profit on rental revenues is due to 13% higher average rental equipment on rent as compared to 2005, with average utilization of rental equipment increasing 5% from 66.2% in 2005 to 69.6% in 2006. As a percentage of rental revenues, depreciation decreased to 44% in 2006 from 49% in 2005, due primarily to equipment acquired in 2004 as part of the TRS acquisition becoming fully depreciated, with other direct costs remaining at 13% in 2005 and 2006, resulting in a gross margin percentage of 43% in 2006 compared to 38% in 2005.

•

Gross Profit on Sales—Sales revenues decreased $13.7 million, or 44%, compared to 2005 as a result of having less underutilized rental equipment to sell. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales volume was partly offset by a higher gross margin percentage, 38% in 2006 compared to 25% in 2005 resulting in sales gross profit decreasing $1.1 million, or 14%, to $6.6 million from $7.7 million in 2005. The increase in gross margin percentage was due to a higher proportion of used equipment sales and these used sales having a higher gross margin percentage in 2006 compared to 2005.

For 2006, TRS-RenTelco’s selling and administrative expenses increased $1.0 million, or 6%, to $18.4 million from $17.4 million in 2005 due primarily to $1.2 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R effective January 1, 2006. Selling and administrative expenses as a percentage of rental revenues was 24% in 2006 and 2005. Allocated interest expense increased $0.9 million, or 37%, to $3.4 million from $2.5 million in 2005 as a result of the Company’s higher average interest rates and debt levels in 2006.

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

•

EBITDA increased $31.5 million, or 36%, to $120.1 million compared to $88.6 million in 2004 resulting primarily from improved operating income before depreciation for TRS-RenTelco, which included the first full-year of TRS’ operations since the acquisition, and MMMC. EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and other non-cash stock compensation. A reconciliation of net income to EBITDA can be found in “Item 6. Selected Financial Data.” on page 26.

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

The following table summarizes year-to-year results for each revenue and gross profit category, pretax income, and other selected data.

MMMC—2005 compared to 2004
(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Revenues
Rental	$81,180	$71,460	$9,720	14%
Rental Related Services	25,053	22,142	2,911	13%

Rental Operations	106,233	93,602	12,631	13%
Sales	49,107	27,617	21,490	78%
Other	625	444	181	41%

Total Revenues	155,965	121,663	34,302	28%

Gross Profit
Rental	51,756	45,002	6,754	15%
Rental Related Services	8,259	7,751	508	7%

Rental Operations	60,015	52,753	7,262	14%
Sales	12,100	6,615	5,485	83%
Other	625	444	181	41%

Total Gross Profit	72,740	59,812	12,928	22%

Pre-tax Income	$46,794	$37,850	$8,944	24%

Other Information
Depreciation of Rental Equipment	$9,587	$8,374	$1,213	14%
Interest Expense Allocation	$5,679	$3,947	$1,732	44%
Average Rental Equipment[1]	$341,103	$303,294	$37,809	12%
Average Rental Equipment on Rent[1]	$289,584	$259,598	$29,986	12%
Average Monthly Total Yield[2]	1.98%	1.96%		1%
Average Utilization[3]	84.9%	85.6%		-1%
Average Monthly Rental Rate[4]	2.34%	2.29%		2%

Period End Rental Equipment[1]	$366,253	$321,203	$45,050	14%
Period End Utilization[3]	83.5%	86.1%		-3%
Period End Floors[1]	23,135	20,813	2,322	11%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for 2005 increased $12.9 million, or 22%, to $72.7 million from $59.8 million in 2004. For the twelve months ended December 31, 2005 compared to the same period in 2004:

•

Gross Profit on Rental Revenues—Rental revenues increased $9.7 million, or 14%, compared to 2004 due to the continued education market demand for classroom product. The rental revenue increase resulted from a 12% increase in average rental equipment primarily to support the classroom demand and a 1% higher average total yield from improved rental rates offset by lower utilization. As a percentage of rents, depreciation was 12% in 2005 and 2004 and other direct costs of rental operations declined from 25% in 2004 to 24% in 2005, resulting in a gross margin percentage of 64% in 2005 compared to 63% in 2004. The higher rental revenues and gross margin percentage resulted in rental gross profit increasing $6.8 million, or 15%, to $51.8 million from $45.0 million in 2004.

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

For 2005, MMMC’s selling and administrative expenses increased $2.3 million, or 13%, to $20.3 million from $18.0 million in 2004 primarily due to higher personnel and benefit costs and represented 25% of rental revenues, consistent with 2004. Allocated interest expense increased $1.7 million, or 44%, to $5.7 million from $3.9 million in 2004 primarily as a result of the higher debt levels of the Company.

TRS-RenTelco

For 2005, TRS-RenTelco’s total revenues increased $34.1 million, or 48%, to $105.7 million due to the first full year’s contribution of TRS’ operations since the acquisition. The significant increase in revenues resulted in a pretax income increase of $6.5 million, or 61%, to $17.2 million from $10.7 million in 2004.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco—2005 compared to 2004
(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Revenues
Rental	$71,136	$48,898	$22,238	45%
Rental Related Services	1,407	1,205	202	17%

Rental Operations	72,543	50,103	22,440	45%
Sales	31,154	20,291	10,863	54%
Other	1,956	1,209	747	62%

Total Revenues	$105,653	$71,603	$34,050	48%

Gross Profit
Rental	$27,090	$18,923	$8,167	43%
Rental Related Services	308	424	(116)	-27%

Rental Operations	27,398	19,347	8,051	42%
Sales	7,689	5,430	2,259	42%
Other	1,956	1,209	747	62%

Total Gross Profit	$37,043	$25,986	$11,057	43%

Pretax Income	$17,211	$10,718	$6,493	61%

Other Information
Depreciation of Rental Equipment	34,591	24,052	10,539	44%
Interest Expense Allocation	2,475	1,412	1,063	75%
Average Rental Equipment[1]	$151,087	$93,387	$57,700	62%
Average Rental Equipment on Rent[1]	$99,980	$57,608	$42,372	74%
Average Monthly Total Yield[2]	3.92%	4.36%		-10%
Average Utilization[3]	66.2%	61.7%		7%
Average Monthly Rental Rate[4]	5.93%	7.07%		-16%

Period End Rental Equipment[1]	$154,119	$148,014	$6,105	4%
Period End Utilization[3]	68.9%	61.6%		12%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2005 increased $11.1 million, or 43%, to $37.0 million from $26.0 million in 2004. For the twelve months ended December 31, 2005 compared to the same period in 2004:

•

Gross Profit on Rental Revenues—Rental revenues increased $22.2 million, or 45% compared to 2004 primarily due to the first full year’s contribution of TRS’ rental revenues since the acquisition. Depreciation expense increased $10.5 million, or

44%, due to the acquired TRS rental assets and represented 49% of rental revenues consistent with 2004. Other direct costs of rental operations increased $3.5 million, or 60%, due to increased costs related to the acquired TRS operations and represented 13% of rental revenues compared to 12% in 2004. Higher rental revenues combined with a slightly lower gross margin percentage, 38% in 2005 compared to 39% in 2004, resulted in rental gross profit increasing $8.2 million, or 43%, to $27.1 million from $18.9 million in 2004.

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

For 2005, TRS-RenTelco’s selling and administrative expenses increased $3.5 million, or 25%, to $17.4 million from $13.9 million in 2004 primarily due to the higher personnel and benefit costs of the acquired TRS operation. Selling and administrative expenses as a percentage of rental revenues was 24% compared to 28% in 2004. Allocated interest expense increased $1.1 million, or 75%, to $2.5 million from $1.4 million in 2004 as a result of the higher debt levels of the Company.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2006 as compared to 2005 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $99.1 million, an increase of 21%, as compared to $81.9 million in 2005. The $17.2 million increase in net cash provided by operating activities was primarily due to the reduction in accounts receivable and improved income from operations before depreciation of MMMC and TRS-RenTelco.

Cash Flows from Investing Activities:    Net cash used in investing activities was $90.0 million for 2006 as compared to $84.6 million in 2005. The $5.4 million increase in net cash used in investing activities was due to $4.4 million higher rental equipment purchases of $109.9 million from $105.5 million in 2005 to support customer demand, $7.3 million lower proceeds from the sale of rental equipment occurring in the normal course of business of $24.1 million from $31.4 million in 2005 and $6.3 million lower purchases of property, plant and equipment in 2006 of $4.3 million from $10.5 million in 2005.

Cash Flows from Financing Activities:    Net cash used in financing activities was $9.0 million in 2006, compared to net cash provided by financing activities of $2.8 million in 2005. In 2006, net cash used in financing activities included borrowings of $2.3 million on bank lines of credit, net proceeds from the exercise of stock options of $4.6 million, repurchases of the Company’s common stock of $0.5 million and the payment of dividends to shareholders of $15.5 million. In 2005, net cash provided by financing activities included borrowings of $11.3 million on bank lines of credit, net proceeds from the exercise of stock options of $4.6 million and the payment of dividends to shareholders of $13.1 million.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from year to year depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from year to year, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2006	2005	2004
Cash Provided by Operating Activities	$99,119	$81,853	$62,272	$243,244
Proceeds from the Sale of Rental Equipment	24,144	31,406	27,422	82,972

Cash Available for Purchase of Rental Equipment	123,263	113,259	89,694	326,216
Purchases of Rental Equipment	(109,920)	(105,501)	(65,706)	(281,127)

Cash Available for Other Uses	$13,343	$7,758	$23,988	$45,089

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $4.3 million in 2006, $10.5 million in 2005, and $1.3 million in 2004, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2006, the Company purchased $0.5 million of its common stock representing 22,733 shares at an average price of $23.14 per share. As of March 9, 2007, 1,977,267 shares of the Company’s common stock remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary

(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2006	2005	2004
Cash Dividends Paid	$15,460	$13,068	$10,459	$38,987
Shares Repurchased	23	—	—	23
Average Price Per Share	$23.19	$—	$—	$23.19
Aggregate Purchase Price	$527	$—	$—	$527
Total Cash Returned to Shareholders	$15,987	$13,068	$10,459	$39,514

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit. In July 2005, the Company increased its unsecured line of credit agreement (the “Agreement”) from $130.0 million to $190.0 million and extended the Agreement through June 30, 2008. The Company increased its borrowings under this line by $2.3 million during the year, and at December 31, 2006, the outstanding borrowings under this line were $101.5 million. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at December 31, 2006 was $190.2 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios relative to EBITDA during specified periods of the Agreement. At December 31, 2006, the Company was in compliance with all covenants related to the Agreement.

In addition to the $190.0 million line of credit, the Company has a $5.0 million committed line of credit facility, related to its cash management services expiring June 30, 2008, of which $4.1 million was outstanding as of December 31, 2006. The Company’s credit facility related to its cash management services, facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At December 31, 2006, the Company had capacity to borrow up to an additional $89.4 million under its existing lines of credit beyond its then existing debt. The Company had total liabilities to equity ratios of 1.54 to 1 and 1.73 to 1 as of December 31, 2006 and 2005, respectively. The debt

(notes payable) to equity ratios were 0.72 to 1 and 0.82 to 1 at December 31, 2006 and 2005, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

In April 2004, the Company opted to prepay the remaining $16.0 million of its 6.44% senior notes (“Notes”) along with accrued interest of $0.2 million and a prepayment fee of $0.6 million. The total payment of $16.8 million was advanced under the Company’s revolving line of credit at its then current floating interest rate of 2.3%. In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the senior notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $190.0 million unsecured line of credit agreement described above. At December 31, 2006, the Company was in compliance with all covenants related to the Note Agreement.

Contractual Obligations and Commitments

The Company’s material contractual obligations and commitments consist of $195.0 million revolving lines of credit, or the Variable Rate Loans, with its banks expiring in 2008, $60.0 million of 5.08% senior notes, or the Fixed Rate Loan, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2006 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Revolving Lines of Credit	$105,557	$—	$105,557	$—	$—
Senior Notes	67,620	14,743	40,572	12,305	—
Operating Leases for Facilities	1,753	774	979	—	—

Total Contractual Obligations	$174,930	$15,517	$147,108	$12,305	$—

The Company believes that its needs for working capital and capital expenditures through 2006 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 50 for a more detailed presentation of the sources and uses of the Company’s cash.

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

Off Balance Sheet Transactions

As of December 31, 2006, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2006. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2006.

Expected Annual Maturities of Notes Payable as of December 31, 2006
(dollar amounts in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Fixed Rate Loan	$12,000	$12,000	$12,000	$12,000	$12,000	$—	$60,000	$58,659
Average Interest Rate	5.08%	5.08%	5.08%	5.08%	5.08%	—	5.08%
Variable Rate Loans	$—	$105,557	$—	$—	$—	$—	$105,557	$105,557
Average Interest Rate	6.31%	6.31%	—	—	—	—	6.31%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Note 2 and Note 9 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2006, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s system of internal control over financial reporting is embodied in the Company’s Code of Business Conduct and Ethics. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business conditions and operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal controls over financial reporting, as well as accounting and financial reporting matters. The independent auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that McGrath RentCorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). McGrath RentCorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that McGrath RentCorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2006 and 2005 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007 expresses an unqualified opinion on these statements.

/s/    GRANT THORNTON LLP

San Francisco, California

March 9, 2007

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGrath RentCorp and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement No. 123R, “Share Based Payment”, on a modified prospective basis as of January 1, 2006.

/s/    GRANT THORNTON LLP

San Francisco, California

March 9, 2007

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
Assets
Cash	$349	$276
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2006 and 2005	59,834	64,424
Rental Equipment, at cost:
Relocatable Modular Buildings	451,828	408,227
Electronic Test Equipment	186,673	154,708

	638,501	562,935
Less Accumulated Depreciation	(187,159)	(156,502)

Rental Equipment, net	451,342	406,433

Property, Plant and Equipment, net	58,146	56,008
Prepaid Expenses and Other Assets	15,871	16,019

Total Assets	$585,542	$543,160

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$165,557	$163,232
Accounts Payable and Accrued Liabilities	55,509	51,690
Deferred Income	25,852	28,132
Minority Interest in Subsidiary	3,479	3,199
Deferred Income Taxes, net	104,353	98,438

Total Liabilities	354,750	344,691

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—25,090 shares in 2006 and 24,832 shares in 2005	33,963	26,224
Retained Earnings	196,829	172,245

Total Shareholders’ Equity	230,792	198,469

Total Liabilities and Shareholders’ Equity	$585,542	$543,160

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Revenues
Rental	$168,940	$152,316	$120,358
Rental Related Services	31,599	26,460	23,347

Rental Operations	200,539	178,776	143,705
Sales	64,085	90,823	57,162
Other	2,442	2,581	1,653

Total Revenues	267,066	272,180	202,520

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	45,353	44,178	32,426
Rental Related Services	21,830	17,893	15,172
Other	33,576	29,292	24,007

Total Direct Costs of Rental Operations	100,759	91,363	71,605
Cost of Sales	44,481	67,378	43,134

Total Costs	145,240	158,741	114,739

Gross Profit	121,826	113,439	87,781
Selling and Administrative	45,499	39,819	33,705

Income from Operations	76,327	73,620	54,076
Interest	10,760	7,890	5,188

Income before Provision for Income Taxes	65,567	65,730	48,888
Provision for Income Taxes	24,209	24,649	18,843

Income before Minority Interest	41,358	41,081	30,045
Minority Interest in Income of Subsidiary	280	262	48

Net Income	$41,078	$40,819	$29,997

Earnings Per Share:
Basic	$1.65	$1.65	$1.23
Diluted	$1.63	$1.61	$1.21
Shares Used in Per Share Calculations:
Basic	24,948	24,668	24,344
Diluted	25,231	25,331	24,804
Cash Dividends Declared Per Share	$0.64	$0.56	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2003	24,244	$17,900	$126,078	$143,978
Net Income	—	—	29,997	29,997
Repurchase of Common Stock	(2)	(1)	(39)	(40)
Non-Cash Stock Compensation	—	57	—	57
Exercise of Stock Options	301	2,814	—	2,814
Excess Tax Benefit from the Exercise of Stock Options	—	816	—	816
Dividends Declared of $0.44 Per Share	—	—	(10,734)	(10,734)
Balance at December 31, 2004	24,543	$21,586	$145,302	$166,888
Net Income	—	—	40,819	40,819
Repurchase of Common Stock	(1)	(1)	(29)	(30)
Non-Cash Stock Compensation	—	44	—	44
Exercise of Stock Options	290	3,313	—	3,313
Excess Tax Benefit from the Exercise of Stock Options	—	1,282	—	1,282
Dividends Declared of $0.56 Per Share	—	—	(13,847)	(13,847)
Balance at December 31, 2005	24,832	$26,224	$172,245	$198,469
Net Income	—	—	41,078	41,078
Repurchase of Common Stock	(23)	(24)	(502)	(526)
Non-Cash Stock Compensation	—	3,125	—	3,125
Exercise of Stock Options	281	3,591	—	3,591
Excess Tax Benefit from the Exercise of Stock Options	—	1,047	—	1,047
Dividends Declared of $0.64 Per Share	—	—	(15,992)	(15,992)
Balance at December 31, 2006	25,090	$33,963	$196,829	$230,792

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$41,078	$40,819	$29,997
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	47,461	46,433	34,501
Provision for Doubtful Accounts	863	845	303
Non-Cash Stock Compensation	3,125	44	57
Gain on Sale of Rental Equipment	(9,747)	(9,662)	(8,532)
Change In:
Accounts Receivable	3,727	(9,979)	(8,370)
Prepaid Expenses and Other Assets	148	(1,312)	(2,348)
Accounts Payable and Accrued Liabilities	8,829	2,646	6,231
Deferred Income	(2,280)	2,311	761
Deferred Income Taxes	5,915	9,708	9,672

Net Cash Provided by Operating Activities	99,119	81,853	62,272

Cash Flows from Investing Activities:
Acquisition of TRS	—	—	(120,209)
Purchase of Rental Equipment	(109,920)	(105,501)	(65,706)
Purchase of Property, Plant and Equipment	(4,247)	(10,512)	(1,347)
Proceeds from Sale of Rental Equipment	24,144	31,406	27,422

Net Cash Used in Investing Activities	(90,023)	(84,607)	(159,840)

Cash Flows from Financing Activities:
Net Borrowings Under Bank Lines of Credit	2,325	11,344	44,622
Borrowings Under Private Placement	—	—	60,000
Proceeds from the Exercise of Stock Options	3,591	3,313	2,814
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,047	1,282	816
Repurchase of Common Stock	(526)	(30)	(40)
Payment of Dividends	(15,460)	(13,068)	(10,459)

Net Cash Provided by (Used in) Financing Activities	(9,023)	2,841	97,753

Net Increase in Cash	73	87	185
Cash Balance, beginning of period	276	189	4

Cash Balance, end of period	$349	$276	$189

Interest Paid, during the period	$10,511	$7,799	$5,518

Income Taxes Paid, during the period	$17,248	$22,871	$8,355

Dividends Declared, not yet paid	$4,016	$3,479	$2,700

Rental Equipment Acquisitions, not yet paid	$9,432	$14,694	$5,625

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is a rental company with two rental products; relocatable modular buildings and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building division, “TRS-RenTelco,” formerly “RenTelco”, its electronic test equipment division, and “Enviroplex, Inc.” (“Enviroplex”), its majority-owned subsidiary classroom manufacturing business selling portable classrooms in California.

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

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. TRS-RenTelco revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, electronics, industrial, research and semiconductor industries. Electronics revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

McGrath RentCorp owns 81% of Enviroplex, a California corporation organized in 1991. Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts and other educational institutions.

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for continuing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are maintained in good operating condition.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp, Enviroplex and TRS-RenTelco Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease in accordance with Statement of Financial Standards (“SFAS”) No. 13, “Accounting for Leases”. Rental billings for periods extending beyond month end are recorded as deferred income and are recognized as earned. Rental related services revenue is primarily associated with relocatable

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modular building leases and consists of billings to customers for modifications, delivery, installation, building, additional site related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with the customer and is recognized on a straight-line basis over the term of the lease.

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

Other revenue is recognized when earned and primarily includes interest income on sales-type leases, rental income on facility rentals and certain logistics services.

Depreciation of Rental Equipment

Rental equipment is depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. The costs of major refurbishment of relocatable modular buildings are capitalized to the extent the refurbishment significantly adds value to, or extends the life of the equipment. Maintenance and repairs are expensed as incurred.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Reserves

Sales of new relocatable modular buildings, electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and a one-year warranty on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2006	2005
Land		$25,834	$25,834
Land improvements	20 – 50	22,203	21,957
Buildings	30	11,781	11,986
Furniture, Office and Computer Equipment	5 – 10	8,650	6,249
Machinery and Service Equipment	5 – 20	2,760	2,442

		71,228	68,468
Less Accumulated Depreciation		(13,082)	(12,460)

		$58,146	$56,008

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the years ended December 31, 2006, 2005 and 2004 was 283,080, 662,260, and 460,167, respectively. Stock options to purchase 545,500, 106,000 and 147,000 shares in 2006, 2005 and 2004, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of MMMC end-of-lease services earned, which were negotiated as part of the lease agreement. The Company

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2006	2005
Beginning Balance, January 1	$1,000	$900
Provision for doubtful accounts	863	845
Write-offs, net of recoveries	(863)	(745)

Ending Balance, December 31	$1,000	$1,000

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues are derived from the educational market. Within the educational market, modular rentals and sales to public school districts for kindergarten through grade twelve (K-12) comprised approximately 33%, 34% and 36% of the Company’s consolidated rental and sales revenues for 2006, 2005 and 2004, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the respective states, in particular, the State of California, to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which have an estimated fair value of $58,659,000 and $58,803,000 compared to the recorded value of $60,000,000 as of December 31, 2006 and 2005, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Foreign Currency Transactions

The Company’s Canadian subsidiary, TRS-RenTelco Inc., a British Columbia corporation, functions as a branch sales office for TRS-RenTelco in Canada. Since the functional currency of the Company’s Canadian subsidiary is the U.S. dollar, foreign currency transaction gains and losses of the Company’s Canadian subsidiary are reported in the results of operations in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.

Stock-Based Compensation

Beginning on January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) under the modified prospective method, which requires the expensing of employee stock options at fair value. Under the modified prospective method, compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock based compensation expense is recognized net of estimated forfeitures. Results for prior periods have not been restated, as provided for under the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic method of valuing share-based payment transactions allowed under Accounting Principles Board (“APB”)

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock option grant prices equaled market prices on the dates of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by the original provisions of SFAS No. 123, stock-based compensation was historically included as a pro forma disclosure in the notes to the consolidated financial statements.

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

For the year ended December 31, 2006, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $3.1 million before provision for income taxes. The Company recorded a tax benefit of approximately $1.2 million related to the aforementioned stock-based compensation expense. The stock-based compensation expense, net of taxes, reduced net income by $1.9 million, or $0.08 per diluted share.

The following table shows on a pro forma basis the effect on net income and earnings per share for the years ended December 31, 2005, and 2004 had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant in accordance with SFAS No. 123R:

(in thousands, except per share amounts)	Year Ended December, 31
	2005	2004
Net Income, as reported	$40,819	$29,997
Pro Forma Compensation Charge	(1,543)	(897)

Pro Forma Net Income	$39,276	$29,100

Earnings Per Share:
Basic—as reported	$1.65	$1.23
Basic—pro forma	1.59	1.20
Diluted—as reported	1.61	1.21
Diluted—pro forma	1.55	1.17

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected term (in years)	5.2	5.5	7.5
Expected volatility	30.1%	37.8%	30.4%
Expected dividend yields	2.0%	2.3%	2.4%
Risk-free interest rates	4.4%	3.9%	3.4%

The Company monitors option exercise behavior to determine the appropriate homogenous groups for estimation purposes. Currently, the Company’s option activity is separated into two categories: directors and employees. The expected term of the options represents the estimated period of time until exercised and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future employee behavior. Expected stock volatility is based on historical stock price volatility

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company and the risk free interest rates are based on U.S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding. The expected dividend yield is based upon the current dividend annualized as a percentage of the grant exercise price.

The weighted average fair value per share of grants at grant dates were $8.37, $7.75 and $4.93 during the years ended 2006, 2005 and 2004, respectively, which includes an estimated forfeiture rate of 5% to 10%. In 2006, the total fair value of stock options vested before estimated forfeitures was $3.3 million.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have an effect on the Company’s financial condition, or results of operations.

In July 2006, FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. The interpretation clearly scopes out income tax positions related to SFAS No. 5, “Accounting for Contingencies”. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The Company is currently completing its assessment of the impact of the adoption FIN 48, but does not expect that it will have a material effect on its financial condition, or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and applies to the Company’s financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have a significant effect on the Company’s financial condition, or results of operations.

In July 2006, the FASB issued Staff Position SFAS No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (“FSP SFAS No. 13-2”) to amend SFAS

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 13, “Accounting for Leases”, to require annual reviews of the timing of income tax cash flows generated by leveraged lease transactions or more frequent reviews if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. FSP SFAS No. 13-2 requires recalculations to be performed and all assumptions to be updated if the projected timing of the income tax cash flows is revised during the lease term. FSP SFAS No. 13-2 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FSP SFAS No. 13-2 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial condition and results of operations.

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

The Company has entered into sales type leases to finance equipment sale to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2006	2005
Gross minimum lease payments receivable	$4,588	$9,605
Less—unearned interest	(747)	(770)

Net investment in sales type lease receivables	$3,841	$8,835

As of December 31, 2006, the future minimum lease payments under non-cancelable leases to be received in 2007 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2007	$3,071
2008	837
2009	377
2010	216
2011	87
2012 and thereafter	—

Total minimum future lease payments	$4,588

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.	NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2006	2005
Senior Notes	$60,000	$60,000
Unsecured Revolving Lines of Credit	105,557	103,232

	$165,557	$163,232

Senior Notes

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes (“Notes”) due in 2011. Interest on these Notes is due semi-annually in arrears and the principal is due in five equal installments commencing on June 2, 2007. Among other restrictions, the Note Agreement, under which the Notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $190.0 million unsecured line of credit agreement described below. At December 31, 2006, the Company was in compliance with all covenants related to the Note Agreement.

Revolving Lines of Credit

In July 2005, the Company increased its unsecured line of credit agreement (the “Agreement”) from $130.0 million to $190.0 million and extended the Agreement through June 30, 2008. The Agreement requires the Company to pay interest at prime or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Agreement requires the Company to (1) maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds (restricted equity at December 31, 2006 was $190.2 million), (2) not to exceed certain funded debt to EBITDA (income from operations plus depreciation and amortization as defined in the Agreement) ratios during specified periods of the Agreement and (3) not to exceed certain rolling fixed charge coverage ratios relative to EBITDA during specified periods of the Agreement. In addition to the $190.0 million unsecured line of credit, the Company extended its $5.0 million revolving line of credit (at prime rate) related to its cash management services through June 30, 2008. At December 31, 2006, the Company was in compliance with all covenants related to the Agreement and has the capacity to borrow up to an additional $89.4 million under the existing bank lines of credit.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2006	2005
Maximum amount outstanding	$136,893	$109,645
Average amount outstanding	$117,621	$99,828
Weighted average interest rate, during the period	6.47%	4.74%
Weighted average interest rate, end of period	6.31%	5.17%
Prime interest rate, end of period	8.25%	7.25%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2006	2005	2004
Current	$16,135	$21,188	$3,549
Deferred	8,074	3,461	15,294

	$24,209	$24,649	$18,843

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	2.6	3.4
Other	(0.4)	(0.1)	0.1

	36.9%	37.5%	38.5%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2006	2005
Deferred Tax Liabilities:
Accelerated Depreciation	$108,718	$100,026
Prepaid Costs Currently Deductible	4,713 2	4,429
Other	1,111	4,193

Total Deferred Tax Liabilities	114,542	108,648
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	4,555	3,979
Deferred Revenues	2,799	3,552
Allowance for Doubtful Accounts	389	393
Other	2,446	2,286

Total Deferred Tax Assets	10,189	10,210

Deferred Income Taxes, net	$104,353	$98,438

In 2006, 2005 and 2004 the Company obtained a tax benefit of $1,047,000, $1,282,000 and $816,000 respectively, from the exercise of non-qualified options and early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

NOTE 6.	BENEFIT PLANS

Stock Option Plans

McGrath RentCorp adopted a 1998 Stock Option Plan (the “1998 Plan”), effective March 9, 1998, as amended, under which 4,000,000 shares were reserved for the grant of options to purchase common stock to directors, officers, key employees and advisors of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. As of December 31, 2006, 3,650,500 options have been granted with exercise prices ranging from $7.81 to $31.28, options have been exercised for the purchase of 1,243,381 shares, options

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for 391,900 shares have been terminated, and options for 2,015,219 remain outstanding under the 1998 Plan. Most of these options vest over 5 years and expire 10 years after grant. To date, no options have been issued to any of McGrath RentCorp’s advisors. As of December 31, 2006, 741,400 options remained available to issue under the 1998 plan.

McGrath RentCorp adopted a 1987 Incentive Stock Option Plan (the “1987 Plan”), effective December 14, 1987, under which options to purchase common stock may be granted to officers and key employees of McGrath RentCorp. The plan provides for the award of options at a price not less than the fair market value of the stock as determined by the Board of Directors on the date the options are granted. The options vest over 9.3 years and expire 10 years after grant. The 1987 Plan expired in December 1997 and no further options can be issued under this plan. As of December 31, 2006, no options remain outstanding under this plan.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2006 are as follows:

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	1,852,054	$17.30	1,481,604	$13.27	1,201,480	$10.34
Options granted during the year	486,500	29.28	686,000	23.48	650,000	16.82
Options exercised during the year	(280,855)	12.78	(290,550)	11.44	(300,776)	9.36
Options terminated during the year	(42,450)	22.24	(25,000)	20.11	(69,100)	11.38

Options outstanding at December 31,	2,015,219	20.72	1,852,054	17.30	1,481,604	13.27

Options exercisable at December 31,	825,944	17.87	515,904	11.99	451,304	10.39

The aggregate intrinsic value of stock options are calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2006 and 2005 was $20.0 million and $19.4 million, having a weighted average remaining contract life of 7.65 years and 7.89 years, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2006 and 2005 was $10.5 million and $8.2 million, having a weighted average remaining contract life of 6.92 years and 6.05 years, respectively. The aggregate intrinsic value of options exercised under our stock option plans was $4.0 million, $2.9 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, determined as of the date of option exercise. As of December 31, 2006, there was approximately $6.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our option plan, which is expected to be recognized over a weighted-average period of 3.2 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 5 –10	79,800	3.59	$9.01	79,800	$9.01
10 –15	361,100	5.82	11.82	233,425	11.90
15 –20	385,400	7.26	15.71	145,050	15.57
20 –25	590,419	8.09	22.27	255,669	22.26
25 –30	593,500	9.22	29.32	112,000	29.56
30 –35	5,000	9.92	31.28	—	—

5 – 35	2,015,219	7.65	20.72	825,944	17.87

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership Plan

In 1985, McGrath RentCorp established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, McGrath RentCorp makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $1,300,000 for 2006 and 2005 and $975,000 for 2004.

Long Term Bonus Plans

In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock could be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written Stock Bonus Agreements covering specified performance periods. The 1990 LTB Plan provided for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vested over four years from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2006, 420,486 shares of common stock had been granted, of which all shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 800,000 shares of common stock were reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. As of December 31, 2006, no shares of common stock had yet been granted or vested under the 2000 LTB Plan. Compensation expense for 2006, 2005 and 2004 under the plans was $0, $44,000 and $57,000, respectively, and is based on a combination of the anticipated number of shares to be granted, the amount of vested shares previously issued and fluctuations in market price of the Company’s common stock. As of December 31, 2006 and 2005 there were no unvested shares. There were 2,692 unvested shares at December 31, 2004 with the related weighted average grant-date fair value of $18.76 per share.

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

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $32,000, $35,000, and $29,000 in 2006, 2005 and 2004, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

In February 2005, the Company’s Board of Directors approved a 2-for-1 stock split to be effective March 25, 2005. All share and per share information in the accompanying consolidated financial statements reflects this stock split.

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through large block transactions at such repurchase price as the officers deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During 2006, the Company repurchased 22,733 shares of common stock for an aggregate repurchase price of $526,000 or an average price of $23.14 per share. During 2005 and 2004 there were no repurchases of common stock. As of December 31, 2006, 1,977,267 shares remain authorized for repurchase.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)

Year Ended December 31,
2007	$774
2008	723
2009	128
2010	128
2011 (no lease terms extend beyond 2010)	—

$1,753

Rent expense was $873,000, $779,000 and $436,000 in 2006, 2005 and 2004, respectively.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1. Organization and Business, and the accounting policies of the segments are described in Note 2. Significant Accounting Policies. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2006, 2005 and 2004, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Modulars	Electronics	Enviroplex[1]	Consolidated
(in thousands)
Year Ended December 31,

2006
Rental Revenues	$91,124	$77,816	$—	$168,940
Rental Related Services Revenues	29,913	1,686	—	31,599
Sales and Other Revenues	34,938	19,196	12,393	66,527
Total Revenues	155,975	98,698	12,393	267,066
Depreciation of Rental Equipment	10,898	34,455	—	45,353
Gross Profit	76,252	41,642	3,932	121,826
Interest Expense (Income) Allocation	7,907	3,385	(532)	10,760
Income before Provision for Income Taxes	43,439	19,827	2,301	65,567
Rental Equipment Acquisitions	53,196	51,336	—	104,532
Accounts Receivable, net (period end)	35,314	19,652	4,868	59,834
Rental Equipment, at cost (period end)	451,828	186,673	—	638,501
Rental Equipment, net book value (period end)	343,590	107,752	—	451,342
Utilization (period end)[2]	81.4%	66.4%
Average Utilization[2]	82.9%	69.6%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Modulars	Electronics	Enviroplex[1]	Consolidated
(in thousands)
Year Ended December 31,

2005
Rental Revenues	$81,180	$71,136	$—	$152,316
Rental Related Services Revenues	25,053	1,407	—	26,460
Sales and Other Revenues	49,732	33,110	10,562	93,404
Total Revenues	155,965	105,653	10,562	272,180
Depreciation of Rental Equipment	9,587	34,591	—	44,178
Gross Profit	72,741	37,042	3,656	113,439
Interest Expense (Income) Allocation	5,679	2,475	(264)	7,890
Income before Provision for Income Taxes	46,794	17,211	1,725	65,730
Rental Equipment Acquisitions	77,174	37,393	—	114,567
Accounts Receivable, net (period end)	36,069	23,291	4,342	63,702
Rental Equipment, at cost (period end)	408,227	154,708	—	562,935
Rental Equipment, net book value (period end)	307,822	98,611	—	406,433
Utilization (period end)[2]	83.5%	68.9%
Average Utilization[2]	84.9%	66.2%

2004
Rental Revenues	$71,460	$48,898	$—	$120,358
Rental Related Services Revenues	22,142	1,205	—	23,347
Sales and Other Revenues	28,061	21,500	9,254	58,815
Total Revenues	121,663	71,603	9,254	202,520
Depreciation of Rental Equipment	8,374	24,052	—	32,426
Gross Profit	59,812	25,986	1,983	87,781
Interest Expense (Income) Allocation	3,947	1,412	(171)	5,188
Income before Provision for Income Taxes	37,850	10,718	320	48,888
Rental Equipment Acquisitions	44,679	132,379	—	177,058
Accounts Receivable, net (period end)	28,237	22,558	3,051	53,846
Rental Equipment, at cost (period end)	339,537	149,437	—	488,974
Rental Equipment, net book value (period end)	245,924	111,864	—	357,788
Utilization (period end)[2]	86.1%	61.6%
Average Utilization[2]	85.6%	61.7%%
1	Gross Enviroplex sales revenues were $15,017,000, $17,418,000 and $14,350,000 in 2006, 2005 and 2004, respectively, which includes inter-segment sales to MMMC of $2,624,000, $6,856,000 and $5,096,000, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2006, 2005 and 2004. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2006 is summarized below:

(in thousands, except per share amounts)	2006
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$39,671	$41,168	$43,896	$44,205	$168,940
Total Revenues	57,856	60,673	77,875	70,662	267,066
Gross Profit	26,703	26,289	35,510	33,324	121,826
Income from Operations	15,149	15,487	24,232	21,459	76,327
Income Before Provision for Income Taxes	12,796	12,714	21,273	18,784	65,567
Net Income	7,837	8,669	12,675	11,879	41,078
Earnings Per Share:
Basic	$0.32	$0.35	$0.51	$0.48	$1.65
Diluted	$0.31	$0.34	$0.50	$0.47	$1.63
Dividends Declared Per Share	$0.16	$0.16	$0.16	$0.16	$0.64
Shares Used in Per Share Calculations:
Basic	24,866	24,956	24,960	25,008	24,948
Diluted	25,604	25,209	25,152	25,313	25,231
Balance Sheet Data
Rental Equipment, net	$425,488	$442,600	$445,224	$451,342	$451,342
Total Assets	548,613	570,740	584,234	585,542	585,542
Notes Payable	176,500	189,500	178,057	165,557	165,557
Shareholders’ Equity	204,983	210,604	219,548	230,792	230,792

	2005
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$35,959	$36,801	$39,240	$40,316	$152,316
Total Revenues	52,938	63,865	77,762	77,615	272,180
Gross Profit	22,993	26,619	32,420	31,407	113,439
Income from Operations	13,432	17,199	21,877	21,112	73,620
Income Before Provision for Income Taxes	11,713	15,287	19,782	18,948	65,730
Net Income	7,177	9,466	12,071	12,105	40,819
Earnings Per Share:
Basic	$0.29	$0.38	$0.49	$0.49	$1.65
Diluted	$0.29	$0.38	$0.48	$0.47	$1.61
Dividends Declared Per Share	$0.14	$0.14	$0.14	$0.14	$0.56
Shares Used in Per Share Calculations:
Basic	24,572	24,627	24,678	24,795	24,668
Diluted	25,147	25,226	25,382	25,542	25,331
Balance Sheet Data
Rental Equipment, net	$370,856	$378,379	$391,170	$406,433	$406,433
Total Assets	484,515	504,191	529,407	542,438	542,438
Notes Payable	156,676	166,000	154,623	163,232	163,232
Shareholders’ Equity	171,577	178,326	188,933	198,469	198,469

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 44.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 6, 2007, which will be filed with the Securities and Exchange Commission by not later than April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 6, 2007, which will be filed with the Securities and Exchange Commission by not later than April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 6, 2007, which will be filed with the Securities and Exchange Commission by not later than April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 6, 2007, which will be filed with the Securities and Exchange Commission by not later than April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 6, 2007, which will be filed with the Securities and Exchange Commission by not later than April 30, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Date: March 9, 2007	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT Vice President and Chief Financial Officer (Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	March 9, 2007

/s/ Robert C. Hood ROBERT C. HOOD	Director	March 9, 2007

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	March 9, 2007

/s/ Joan M. McGrath JOAN M. McGRATH	Director	March 9, 2007

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board	March 9, 2007

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	March 9, 2007

/s/ Ronald H. Zech RONALD H. ZECH	Director	March 9, 2007

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on April 1, 2003	Filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed April 30, 2003), incorporated herein by reference.

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

4.2	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.2.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.3.1	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.4	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5	Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of May 7, 2004.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of July 11, 2005.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 15, 2005) and incorporated herein by reference.

4.5.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of May 28, 2006.	Filed as exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.6	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated May 13, 2004.	Filed as exhibit 10.16 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.6.1	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., effective as of July 11, 2005.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

Number	Description	Method of Filing

4.6.2	$5,000,000 Credit Line Note, dated May 13, 2004.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.6.3	$5,000,000 Credit Line Note, dated July 11, 2005.	Filed as exhibit 10.18 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

10.1	McGrath RentCorp 1987 Incentive Stock Option Plan	Filed as exhibit 19.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.1.1	Exemplar Form of the Incentive Stock Option Agreement	Filed as exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

10.2	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.2.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.3	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.4	Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.4.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.5	2000 Long-Term Stock Bonus Plan	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.5.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001	Filed as exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.10	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on September 12, 2003	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.11	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on September 12, 2003	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

21.1	List of Subsidiaries	Filed herewith.

23	Written Consent of Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.