Form 10-Q
period 2007-03-31
MCGRATH RENTCORP
filed 2007-05-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At May 3, 2007, 25,185,930 shares of Registrant’s Common Stock were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of March 31, 2007, and the related statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, CA
May 1, 2007

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
REVENUES
Rental	$43,308	$39,671
Rental Related Services	7,422	7,067

Rental Operations	50,730	46,738
Sales	9,343	10,498
Other	680	620

Total Revenues	60,753	57,856

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	12,019	10,858
Rental Related Services	5,093	4,960
Other	7,598	8,006

Total Direct Costs of Rental Operations	24,710	23,824
Costs of Sales	6,526	7,329

Total Costs	31,236	31,153

Gross Profit	29,517	26,703
Selling and Administrative	11,648	11,554

Income from Operations	17,869	15,149
Interest	2,621	2,353

Income Before Provision for Income Taxes	15,248	12,796
Provision for Income Taxes	5,947	4,991

Income Before Minority Interest	9,301	7,805
Minority Interest in Loss of Subsidiary	(27)	(32)

Net Income	$9,328	$7,837

Earnings Per Share:
Basic	$0.37	$0.32
Diluted	$0.37	$0.31

Shares Used in Per Share Calculation:
Basic	25,114	24,866
Diluted	25,387	25,604

Cash Dividends Declared Per Share	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	March 31, 2007	December 31, 2006
ASSETS
Cash	$365	$349
Accounts Receivable, net of allowance for doubtful accounts of $1,000 in 2007 and 2006	60,234	59,834

Rental Equipment, at cost:
Relocatable Modular Buildings	459,184	451,828
Electronic Test Equipment	199,699	186,673

	658,883	638,501
Less Accumulated Depreciation	(195,973)	(187,159)

Rental Equipment, net	462,910	451,342

Property, Plant and Equipment, net	58,393	58,146
Prepaid Expenses and Other Assets	15,537	15,871

Total Assets	$597,439	$585,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$174,217	$165,557
Accounts Payable and Accrued Liabilities	50,663	55,509
Deferred Income	21,559	25,852
Minority Interest in Subsidiary	3,452	3,479
Deferred Income Taxes, net	109,235	104,353

Total Liabilities	359,126	354,750

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 25,186 shares in 2007 and 25,090 shares in 2006	36,690	33,963
Retained Earnings	201,623	196,829

Total Shareholders’ Equity	238,313	230,792

Total Liabilities and Shareholders’ Equity	$597,439	$585,542

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,328	$7,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	12,588	11,384
Provision for Doubtful Accounts	20	70
Non-Cash Stock Compensation	850	830
Gain on Sale of Rental Equipment	(2,057)	(2,489)
Change In:
Accounts Receivable	(420)	12,548
Prepaid Expenses and Other Assets	334	743
Accounts Payable and Accrued Liabilities	(4,809)	(1,293)
Deferred Income	(4,293)	(6,950)
Deferred Income Taxes	4,882	1,059

Net Cash Provided by Operating Activities	16,423	23,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(27,295)	(39,855)
Purchase of Property, Plant and Equipment	(815)	(560)
Proceeds from Sale of Rental Equipment	5,181	5,497

Net Cash Used in Investing Activities	(22,929)	(34,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	8,660	13,268
Proceeds from the Exercise of Stock Options	1,407	1,256
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	471	582
Payment of Dividends	(4,016)	(3,480)

Net Cash Provided by Financing Activities	6,522	11,626

Net Increase in Cash	16	447
Cash Balance, beginning of period	349	276

Cash Balance, end of period	$365	$723

Interest Paid, during the period	$1,904	$1,502

Income Taxes Paid, during the period	$594	$3,349

Dividends Declared, not yet paid	$4,533	$3,992

Rental Equipment Acquisitions, not yet paid	$8,847	$7,758

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three months ended March 31, 2007 and 2006 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results for the three months ended March 31, 2007 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, the Company applied FIN48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN48 did not have an effect on the Company’s financial condition, or results of operation.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a significant effect on the Company’s financial condition, or results of operations.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2007 and 2006 was 284,968 and 733,690, respectively. As of March 31, 2007 and 2006, stock options to purchase 479,000 and 540,500 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

The Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock in the three months ending March 31, 2007 and 2006. As of March 31, 2007, 1,977,267 shares remain authorized for repurchase.

NOTE 4. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1—Organization and Business, and the accounting policies of the segments are described in Note 2—Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2007 and 2006 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex[1]	Consolidated
Three Months Ended March 31,

2007
Rental Revenues	$23,836	$19,472	$—	$43,308
Rental Related Services Revenues	7,049	373	—	7,422
Sales and Other Revenues	4,328	4,609	1,086	10,023
Total Revenues	35,213	24,454	1,086	60,753
Depreciation of Rental Equipment	2,929	9,090	—	12,019
Gross Profit	19,531	9,927	59	29,517
Interest Expense (Income) Allocation	1,893	878	(150)	2,621
Income (Loss) before Provision for Income Taxes	11,182	4,288	(222)	15,248
Rental Equipment Acquisitions	9,280	17,431	—	26,711
Accounts Receivable, net (period end)	32,586	23,213	4,435	60,234
Rental Equipment, at cost (period end)	459,184	199,699	—	658,883
Rental Equipment, net book value (period end)	348,689	114,221	—	462,910
Utilization (period end) [2]	81.5%	66.9%
Average Utilization [2]	81.3%	66.6%

2006
Rental Revenues	$21,408	$18,263	$—	$39,671
Rental Related Services Revenues	6,766	301	—	7,067
Sales and Other Revenues	4,946	4,916	1,256	11,118
Total Revenues	33,120	23,480	1,256	57,856
Depreciation of Rental Equipment	2,520	8,338	—	10,858
Gross Profit	17,139	9,451	113	26,703
Interest Expense (Income) Allocation	1,746	718	(111)	2,353
Income (Loss) before Provision for Income Taxes	9,063	3,992	(259)	12,796
Rental Equipment Acquisitions	22,399	10,522	—	32,921
Accounts Receivable, net (period end)	28,529	20,837	1,718	51,084
Rental Equipment, at cost (period end)	428,197	161,053	—	589,250
Rental Equipment, net book value (period end)	326,108	99,380	—	425,488
Utilization (period end) [2]	82.1%	70.6%
Average Utilization [2]	82.8%	69.5%

1	Gross Enviroplex sales revenues were $1,104,000 and $1,487,000 for the three months ended March 31, 2007 and 2006, respectively, which includes inter-segment sales to MMMC of $17,000 and $231,000, which are eliminated in consolidation.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2007 and 2006. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2007.

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In the three months ended March 31, 2007, MMMC, TRS-RenTelco and Enviroplex contributed 73%, 28% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 71%, 31% and negative 2% for the same period in 2006. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as a financial measure as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock compensation. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three and twelve months ended March 31, 2007 and 2006.

Reconciliation of Net Income to EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
Net Income	$9,328	$7,837	$42,569	$41,479
Minority Interest in Income (Loss) of Subsidiary	(27)	(32)	285	145
Provision for Income Taxes	5,947	4,991	25,166	25,188
Interest	2,621	2,353	11,028	8,524

Income from Operations	17,869	15,149	79,048	75,336
Depreciation	12,588	11,384	48,665	45,677
Non-Cash Stock Compensation	850	830	3,145	874

EBITDA [1]	$31,307	$27,363	$130,858	$121,887

EBITDA Margin [2]	52%	47%	49%	44%
Funded Debt to EBITDA [3]			1.27	1.45

1	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock compensation.
2	EBITDA Margin is calculated as EBITDA divided by total revenues for the period.
3	Funded Debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state and local funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the demand for classrooms, such as the Company provides, to be postponed or terminated. Reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions; however, there can be no assurance that such events will occur. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in the Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues, which comprised approximately 84% and 81% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Of the total rental operations revenues for the three months ended March 31, 2007 and 2006, modulars comprised 61% and 60%, respectively, and electronics comprised 39% and 40%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2007 and 2006, sales and other revenues of both modular and electronic test equipment comprised approximately 16% and 19%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2007 and 2006, modulars comprised 54% and 56%, respectively, and electronics comprised 46% and 44%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the sale of equipment such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include non-cash stock-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

On February 22, 2007, the Company announced that the board of directors declared a cash dividend of $0.18 per common share for the quarter ended March 31, 2007, an increase of 13% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2007 Compared to

Three Months Ended March 31, 2006

Overview

Consolidated revenues for the three months ended March 31, 2007 increased 5% to $60.8 million, from $57.9 million for the same period in 2006. Consolidated net income for the quarter increased $1.5 million, or 19% to $9.3 million, or $0.37 per diluted share, from $7.8 million, or $0.31 per diluted share, for the same period in 2006.

For the three months ended March 31, 2007, on a consolidated basis:

•

Gross profit increased $2.8 million, or 11%, to $29.5 million from $26.7 million for the same period in 2006, with gross profit of MMMC increasing $2.4 million, or 14%, and TRS-RenTelco increasing $0.5 million, or 5%, due to higher gross profit on rental revenues.

•	Selling and administrative expenses were $11.6 million, which were comparable to the same period in 2006.

•

Interest expense increased $0.2 million, to $2.6 million from $2.4 million for the same period in 2006, due to 10% higher average interest rates (6.1% compared to 5.6% in 2006) and 1% higher average debt levels of the Company.

•

Pre-tax income contribution by MMMC and TRS-RenTelco was 73% and 28%, respectively, compared to 71% and 31%, respectively, for the comparable 2006 period. These results are discussed on a segment basis below.

•

Provision for income taxes was based on an effective tax rate of 39.0%, which was comparable to the same period in 2006. The Company’s estimated effective tax rate of 39.0% is based on the 2007 expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2007, which may cause the Company’s effective tax rate to change in future periods.

•	EBITDA increased $3.9 million, or 14%, to $31.3 million compared to $27.4 million in 2006, with MMMC and TRS-RenTelco increasing $2.7 million and $1.2 million, respectively.

MMMC

For the three months ended March 31, 2007, MMMC’s total revenues increased $2.1 million, or 6%, to $35.2 million from the same period in 2006, due to $2.7 million higher rental and rental related services revenues, partly offset by lower sales revenues during the quarter. The rental revenue increase and higher gross margin on rental revenues resulted in an increase in pre-tax income of $2.1 million, or 23%, to $11.2 million for the quarter ended March 31, 2007, from $9.1 million for the same period in 2006.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

MMMC – Q1 2007 compared to Q1 2006 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$23,836	$21,408	$2,428	11%
Rental Related Services	7,049	6,766	283	4%

Rental Operations	30,885	28,174	2,711	10%
Sales	4,166	4,763	(597)	-13%
Other	162	183	(21)	-11%

Total Revenues	$35,213	$33,120	$2,093	6%

Gross Profit
Rental	$15,742	$13,376	$2,366	18%
Rental Related Services	2,320	2,238	82	4%

Rental Operations	18,062	15,614	2,448	16%
Sales	1,307	1,342	(35)	-3%
Other	162	183	(21)	-11%

Total Gross Profit	$19,531	$17,139	$2,392	14%

Pre-tax Income	$11,182	$9,063	$2,119	23%

Other Information
Depreciation of Rental Equipment	$2,929	$2,520	$409	16%
Interest Expense Allocation	$1,893	$1,746	$147	8%

Average Rental Equipment [1]	$412,202	$368,563	$43,639	12%
Average Rental Equipment on Rent [1]	$335,017	$305,225	$29,792	10%
Average Monthly Total Yield [2]	1.93%	1.94%		0%
Average Utilization [3]	81.3%	82.8%		-2%
Average Monthly Rental Rate [4]	2.37%	2.34%		1%

Period End Rental Equipment [1]	$413,227	$369,530	$43,697	12%
Period End Utilization [3]	81.5%	82.1%		-1%
Period End Floors [1]	24,910	23,269	1,641	7%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended March 31, 2007 increased $2.4 million, or 14%, to $19.5 million from $17.1 million for the same period in 2006. For the three months ended March 31, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.4 million, or 11%, over 2006, due to the continued education market demand for classrooms and the increased demand for commercial buildings. The rental revenues increase was due to a 12% increase in average rental equipment, with a comparable average total yield as lower average utilization was offset by improved rental rates. As a percentage of rental revenues, depreciation was 12% in 2007 and 2006 and other direct costs decreased from 25% in 2006 to 22% in 2007, which resulted in gross margin percentage of 66% in 2007 compared to 63% in 2006. The higher rental revenues combined with higher rental margins, resulted in gross profit on rental revenues increasing $2.3 million, or 18%, to $15.7 million from $13.4 million in 2006.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.3 million, or 4%, compared to 2006, primarily due to the ongoing demand for modular classrooms and increased demand for commercial projects. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and higher revenues from services rendered during the lease during 2007 as compared to 2006. Higher revenues resulted in rental related services gross profit increasing $0.1 million, or 4%, to $2.3 million from $2.2 million in 2006.

•

Gross Profit on Sales – Sales revenues decreased $0.6 million, or 13%, compared to 2006. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were offset by a higher gross margin percentage, 31% in 2007 compared to 28% in 2006, due to higher gross margin percentage on both new and used equipment sales, which resulted in comparable gross profit on sales of $1.3 million in 2007 and 2006.

For the three months ended March 31, 2007, selling and administrative expenses increased $0.1 million, or 2%, to $6.4 million from $6.3 million in the same period in 2006. Allocated interest expense for the first quarter of 2007 increased $0.2 million, or 8%, to $1.9 million from $1.7 million for the comparable period in 2006, as a result of the Company’s higher average interest rates and average debt levels in 2007.

TRS-RenTelco

For the three months ended March 31, 2007, TRS-RenTelco’s total revenues increased $1.0 million, or 4%, to $24.5 million compared to the same period in 2006, due to higher rental revenues, partly offset by lower sales revenues. Pre-tax income increased $0.3 million, or 7%, for the three months ended March 31, 2007 to $4.3 million from $4.0 million for the same period of 2006, primarily due to higher gross profit on rental revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

TRS-RenTelco Segment – Q1 2007 compared to Q1 2006 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$19,472	$18,263	$1,209	7%
Rental Related Services	373	301	72	24%

Rental Operations	19,845	18,564	1,281	7%
Sales	4,091	4,479	(388)	-9%
Other	518	437	81	19%

Total Revenues	$24,454	$23,480	$974	4%

Gross Profit
Rental	$7,949	$7,431	$518	7%
Rental Related Services	9	(131)	140	107%

Rental Operations	7,958	7,300	658	9%
Sales	1,451	1,714	(263)	-15%
Other	518	437	81	19%

Total Gross Profit	$9,927	$9,451	$476	5%

Pre-tax Income	$4,288	$3,992	$296	7%

Other Information
Depreciation of Rental Equipment	$9,090	$8,338	$752	9%
Interest Expense Allocation	$878	$718	$160	22%

Average Rental Equipment [1]	$191,574	$156,687	$34,887	22%
Average Rental Equipment on Rent [1]	$127,567	$108,833	$18,734	17%
Average Monthly Total Yield [2]	3.39%	3.89%		-13%
Average Utilization [3]	66.6%	69.5%		-4%
Average Monthly Rental Rate [4]	5.09%	5.59%		-9%

Period End Rental Equipment [1]	$197,980	$159,460	$38,520	24%
Period End Utilization [3]	66.9%	70.6%		-5%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2007 increased $0.5 million, or 5% to $9.9 million from $9.4 million for the same period in 2006. For the quarter ended March 31, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.2 million, or 7%, as compared to 2006, with depreciation expense increasing $0.8 million, or 9%, resulting in increased gross profit on rental revenues of $0.5 million, or 7%, to $7.9 million as compared to 2006. The increase in gross profit on rental revenues is primarily due to 22% higher average rental equipment as compared to 2006, partly offset by lower average monthly yield as utilization of rental equipment decreased 4% and average rental rates decreased 9% in 2007 compared to 2006.

•

Gross Profit on Sales – Sales revenues decreased 9% to $4.1 million in 2007, as compared to $4.5 million in 2006. Gross margin percentage was 35% in 2007, compared to 38% in 2006, primarily due to lower gross margin on used equipment sales resulting in gross profit on sales decreasing $0.2 million, or 15%, to $1.5 million from $1.7 million in 2006. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2007, selling and administrative expenses of $4.7 million were comparable to that of the same period in 2006. Allocated interest expense for the first quarter 2007 increased $0.2 million, or 22%, to $0.9 million from $0.7 million for the same period in 2006, as a result of the Company’s higher average interest rates and average debt levels in 2007.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2007 compared to the same period in 2006 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $16.4 million, a decrease of 31% during the three months ended March 31, 2007 as compared to $23.7 million during the same period in 2006. The $7.3 million decrease in net cash provided by operating activities was primarily attributable to the reduction of accounts receivable in 2006 that did not recur in 2007 partly offset by improved results of operations and other balance sheet changes.

Cash Flow from Investing Activities: Net cash used in investing activities was $22.9 million for the three months ended March 31, 2007 as compared to $34.9 million for the same period in 2006. The $12.0 million decrease in net cash used in investing activities was primarily due to the $12.6 million decrease in rental equipment purchases to $27.3 million from $39.9 million during the same period in 2006.

Cash Flow from Financing Activities: Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2007, compared to $11.6 million during the same period in 2006. For the first three months of 2007, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $8.7 million, payment of dividends to shareholders of $4.0 million, proceeds from the exercise of stock options of $1.4 million and excess tax benefit from the exercise and disqualifying disposition of stock options of $0.4 million. For the first three months of 2006, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $13.3 million, payment of dividends to shareholders of $3.5 million, proceeds from the exercise of stock options of $1.2 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.6 million.

The Company had total liabilities to equity ratios of 1.51 to 1 and 1.54 to 1 as of March 31, 2007 and December 31, 2006, respectively. The debt (notes payable) to equity ratios were 0.73 to 1 and 0.72 to 1 as of March 31, 2007 and December 31, 2006, respectively. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At March 31, 2007, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $114.2 million was outstanding and has capacity to borrow up to an additional $80.8 million. These unsecured lines of credit expire June 30, 2008.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in the three months ended March 31, 2007 and 2006. As of May 3, 2007, 1,977,267 shares of the Company’s common stock remain authorized for repurchase.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.1 million per year for each 1% increase in the average interest rate we pay, based on the $114.2 million balance of variable rate debt outstanding at March 31, 2007. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

At this time, we are uncertain as to the level of new modernization work that will be commenced in California. The level of modernization that will be commenced is a function of the current amount of unallocated and unreleased state funds for modernization from the prior state-wide bond measure, the backlog of applications awaiting funding and the actual commencement of projects. We cannot predict whether current levels of funding will continue after the funds generated by the passage of the November 2006 education facilities bond measure are exhausted, which would likely have a negative impact on our business. We believe that this bond measure, along with the success of local bond measures, should provide monies to support favorable levels of new modernization projects in both 2007 and 2008.

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

Some of our larger national competitors in the modular building leasing industry, notably Williams Scotsman International, Inc. and the combination of the former GE Capital Modular Space and Resun Space Solutions, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular equipment returning from leases.

As of March 31, 2007, 59% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Dividends

On February 22, 2007 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.18 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: May 3, 2007	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer