Form 10-Q
period 2007-06-30
MCGRATH RENTCORP
filed 2007-08-02
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 2, 2007, 25,322,280 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida and other new markets in the U.S.; the Company’s expectation that the first phase of its ERP upgrade project will be completed in early 2008; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of June 30, 2007, and the related statements of income for the three-month periods ended June 30, 2007 and 2006 and the statements of income and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Francisco, CA

July 31, 2007

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES
Rental	$44,995	$41,168	$88,303	$80,839
Rental Related Services	8,598	7,099	16,020	14,166

Rental Operations	53,593	48,267	104,323	95,005
Sales	13,224	11,769	22,567	22,267
Other	630	637	1,310	1,257

Total Revenues	67,447	60,673	128,200	118,529

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	12,730	11,314	24,749	22,172
Rental Related Services	6,166	4,748	11,259	9,708
Other	8,996	9,763	16,594	17,769

Total Direct Costs of Rental Operations	27,892	25,825	52,602	49,649
Costs of Sales	9,203	8,559	15,729	15,888

Total Costs	37,095	34,384	68,331	65,537

Gross Profit	30,352	26,289	59,869	52,992
Selling and Administrative	12,607	10,802	24,255	22,356

Income from Operations	17,745	15,487	35,614	30,636
Interest	2,832	2,773	5,453	5,126

Income Before Provision for Income Taxes	14,913	12,714	30,161	25,510
Provision for Income Taxes	5,816	4,078	11,763	9,069

Income Before Minority Interest	9,097	8,636	18,398	16,441
Minority Interest in Income (Loss) of Subsidiary	12	(33)	(15)	(65)

Net Income	$9,085	$8,669	$18,413	$16,506

Earnings Per Share:
Basic	$0.36	$0.35	$0.73	$0.66
Diluted	$0.36	$0.34	$0.72	$0.66
Shares Used in Per Share Calculation:
Basic	25,233	24,956	25,174	24,911
Diluted	25,491	25,209	25,431	25,211

Cash Dividends Declared Per Share	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	June 30, 2007	December 31, 2006
ASSETS
Cash	$321	$349
Accounts Receivable, net of allowance for doubtful accounts of $1,200 in 2007 and $1,000 in 2006	64,159	59,834

Rental Equipment, at cost:
Relocatable Modular Buildings	468,388	451,828
Electronic Test Equipment	209,688	186,673

	678,076	638,501
Less Accumulated Depreciation	(203,669)	(187,159)

Rental Equipment, net	474,407	451,342

Property, Plant and Equipment, net	58,504	58,146
Prepaid Expenses and Other Assets	16,918	15,871

Total Assets	$614,309	$585,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$185,981	$165,557
Accounts Payable and Accrued Liabilities	51,171	55,509
Deferred Income	18,461	25,852
Minority Interest in Subsidiary	3,465	3,479
Deferred Income Taxes, net	108,656	104,353

Total Liabilities	367,734	354,750

Shareholders’ Equity:
Common Stock, no par value—Authorized — 40,000 shares Issued and Outstanding — 25,322 shares in 2007 and 25,090 shares in 2006	40,425	33,963
Retained Earnings	206,150	196,829

Total Shareholders’ Equity	246,575	230,792

Total Liabilities and Shareholders’ Equity	$614,309	$585,542

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,413	$16,506
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	25,902	23,223
Provision for Doubtful Accounts	430	171
Non-Cash Stock Compensation	1,704	1,548
Gain on Sale of Rental Equipment	(4,350)	(4,134)
Change In:
Accounts Receivable	(4,755)	9,887
Prepaid Expenses and Other Assets	(1,047)	(1,631)
Accounts Payable and Accrued Liabilities	(4,434)	4,375
Deferred Income	(7,391)	(7,474)
Deferred Income Taxes	4,303	(131)

Net Cash Provided by Operating Activities	28,775	42,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(54,965)	(71,047)
Purchase of Property, Plant and Equipment	(1,511)	(1,505)
Proceeds from Sale of Rental Equipment	11,040	9,457

Net Cash Used in Investing Activities	(45,436)	(63,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	20,424	26,268
Proceeds from the Exercise of Stock Options	3,374	1,441
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,385	626
Payment of Dividends	(8,550)	(7,471)

Net Cash Provided by Financing Activities	16,633	20,864

Net Increase (Decrease) in Cash	(28)	109
Cash Balance, beginning of period	349	276

Cash Balance, end of period	$321	$385

Interest Paid, during the period	$5,632	$5,017

Income Taxes Paid, during the period	$6,076	$8,573

Dividends Declared, not yet paid	$4,558	$3,994

Rental Equipment Acquisitions, not yet paid	$8,970	$7,308

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the six months ended June 30, 2007 and 2006 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results for the six months ended June 30, 2007 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, the Company applied FIN48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN48 did not have a material effect on the Company’s financial condition, or results of operation.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three and six months ended June 30, 2007 and 2006 was 257,498 and 259,985 and 257,925 and 300,211, respectively. As of June 30, 2007 and 2006, stock options to purchase 500,000 and 540,500 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

The Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock in the three and six months ending June 30, 2007 and 2006. As of June 30, 2007, 1,977,267 shares remain authorized for repurchase.

NOTE 4. 2007 STOCK INCENTIVE PLAN

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remain available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of options to its employees, directors and consultants. The awards have a maximum term of 10 years at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The 2007 Plan replaces the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”). The 2000 Plan only provided for the grant of stock bonuses to officers and key employees under which no awards have been granted.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Modulars), TRS-RenTelco (Electronics), and Enviroplex. The operations of each of these segments are described in Note 1—Organization and Business, and the accounting policies of the segments are described in Note 2—Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Modulars and Electronics. Excluding interest expense, allocations of revenue and expense not directly associated with Modulars or Electronics are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Modulars and Electronics based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2007 and 2006 for the Company’s reportable segments is shown in the following table:

(in thousands)	Modulars	Electronics	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2007
Rental Revenues	$48,566	$39,737	$—	$88,303
Rental Related Services Revenues	15,165	855	—	16,020
Sales and Other Revenues	10,570	10,718	2,589	23,877
Total Revenues	74,301	51,310	2,589	128,200
Depreciation of Rental Equipment	5,948	18,801	—	24,749
Gross Profit	39,231	20,014	624	59,869
Interest Expense (Income) Allocation	3,893	1,837	(277)	5,453
Income (Loss) before Provision for Income Taxes	22,163	8,118	(120)	30,161
Rental Equipment Acquisitions	20,397	34,106	—	54,503
Accounts Receivable, net (period end)	36,818	22,779	4,562	64,159
Rental Equipment, at cost (period end)	468,388	209,688	—	678,076
Rental Equipment, net book value (period end)	355,558	118,849	—	474,407
Utilization (period end) [2]	82.8%	67.2%
Average Utilization [2]	81.7%	66.5%

2006
Rental Revenues	$43,010	$37,829	$—	$80,839
Rental Related Services Revenues	13,545	621	—	14,166
Sales and Other Revenues	12,456	8,598	2,470	23,524
Total Revenues	69,011	47,048	2,470	118,529
Depreciation of Rental Equipment	5,138	17,034	—	22,172
Gross Profit	33,365	19,224	403	52,992
Interest Expense (Income) Allocation	3,789	1,580	(243)	5,126
Income (Loss) before Provision for Income Taxes	17,364	8,680	(534)	25,510
Rental Equipment Acquisitions	35,270	28,392	—	63,662
Accounts Receivable, net (period end)	32,237	18,493	2,914	53,644
Rental Equipment, at cost (period end)	439,615	175,633	—	615,248
Rental Equipment, net book value (period end)	335,390	107,210	—	442,600
Utilization (period end) [2]	83.3%	71.3%
Average Utilization [2]	82.8%	70.3%

1	Gross Enviroplex sales revenues were $3,205,000 and $3,337,000 for the six months ended June 30, 2007 and 2006, respectively, which includes inter-segment sales to MMMC of $616,000 and $867,000, which are eliminated in consolidation.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2007 and 2006. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

NOTE 6. SUBSEQUENT EVENT

In July 2007, the Company entered into an agreement with the minority shareholders of Enviroplex to increase its ownership of Enviroplex from 81.1% to 100%. The stock purchase will be for cash and will close upon satisfaction of certain obligations by the parties.

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

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“MMMC”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In the six months ended June 30, 2007, MMMC, TRS-RenTelco and Enviroplex contributed 73%, 27% and 0% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 68%, 34% and negative 2% for the same period in 2006. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing. The Company presents EBITDA as a financial measure as management believes it provides useful information regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the business. EBITDA is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock compensation. In addition, several of the loan covenants and the determination of the interest rate related to the Company’s revolving line of credit are expressed by reference to this financial measure, similarly calculated. EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. The Company’s EBITDA may not be comparable to similarly titled measures presented by other companies. Since EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the following table reconciles EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States for the three, six and twelve months ended June 30, 2007 and 2006.

Reconciliation of Net Income to EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Net Income	$9,085	$8,669	$18,413	$16,506	$42,985	$40,682
Minority Interest in Income (Loss) of Subsidiary	12	(33)	(15)	(65)	330	100
Provision for Income Taxes	5,816	4,078	11,763	9,069	26,903	23,458
Interest	2,832	2,773	5,453	5,126	11,087	9,385

Income from Operations	17,745	15,487	35,614	30,636	81,305	73,625
Depreciation and Amortization	13,314	11,840	25,902	23,223	50,140	46,180
Non-Cash Stock Compensation	854	718	1,704	1,548	3,281	1,592

EBITDA [1]	$31,913	$28,045	$63,220	$55,407	$134,726	$121,397

EBITDA Margin [2]	47%	46%	49%	47%	49%	44%

Funded Debt to EBITDA [3]					1.38	1.56

1	EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock compensation.
2	EBITDA Margin is calculated as EBITDA divided by total revenues for the period.
3	Funded Debt to EBITDA is the ratio of notes payable as of the period end compared to the last twelve months of EBITDA.

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

The Company’s rental operations include rental and rental related service revenues, which comprised approximately 81% and 80% of consolidated revenues for the six months ended June 30, 2007 and 2006, respectively. Of the total rental operations revenues for the six months ended June 30, 2007 and 2006, modulars comprised 61% and 60%, respectively, and electronics comprised 39% and 40%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2007 and 2006, sales and other revenues of both modular and electronic test equipment comprised approximately 19% and 20%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2007 and 2006, modulars comprised 55% and 63%, respectively, and electronics comprised 45% and 37%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the sale of equipment such as delivery, installation, modifications and related site work.

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

Recent Developments

On June 7, 2007, the Company announced that the board of directors declared a cash dividend of $0.18 per common share for the quarter ended June 30, 2007, an increase of 13% over the prior year’s comparable quarter.

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares, plus the number of shares that remain available for grants of award under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of options to its employees, directors and consultants to purchase common stock of the Company. The awards have a maximum term of 10 years at an exercise price of not less than 100% of the fair market value of the Company’s stock on the date the option is granted. The 2007 Plan replaces the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”). The 2000 Plan only provided for the grant of stock bonuses to officers and key employees under which no awards have been granted.

In July 2007, the Company entered into an agreement with the minority shareholders of Enviroplex to increase its ownership of Enviroplex from 81.1% to 100%. The stock purchase will be for cash and will close upon satisfaction of certain obligations by the parties.

Results of Operations

Three Months Ended June 30, 2007 Compared to

Three Months Ended June 30, 2006

Overview

Consolidated revenues for the three months ended June 30, 2007 increased 11% to $67.4 million, from $60.7 million for the same period in 2006. Consolidated net income for the quarter increased $0.4 million, or 5% to $9.1 million, or $0.36 per diluted share, from $8.7 million, or $0.34 per diluted share, for the same period in 2006.

For the three months ended June 30, 2007, on a consolidated basis:

•

Gross profit increased $4.1 million, or 15%, to $30.4 million from $26.3 million for the same period in 2006, with gross profit of MMMC increasing $3.5 million, or 21%, due to higher gross profit on rental revenues, and TRS-RenTelco increasing $0.3 million, or 3%, due to higher gross profit on sales revenues.

•

Selling and administrative expenses increased $1.8 million, or 17% to $12.6 million from $10.8 million for the same period in 2006, primarily as a result of higher personnel and employee benefit costs and increased bad debt expense.

•	Interest expense increased $0.1 million to $2.8 million in 2007, due to 3% higher average interest rates of 6.2% compared to 6.0% in 2006, partly offset by 1% lower average debt levels of the Company.

•

Pre-tax income contribution by MMMC and TRS-RenTelco was 74% and 26%, respectively, compared to 65% and 37%, respectively, for the comparable 2006 period. These results are discussed on a segment basis below.

•

Provision for income taxes was based on an effective tax rate of 39.0%, compared to 32.1% in the same period in 2006. The 2006 provision for income taxes was reduced $0.9 million during the second quarter 2006 to record the impact to the Company’s deferred tax liability from a franchise tax law change enacted by the state of Texas in May 2006. Excluding the impact of the Texas law change, the 2006 provision for income taxes was based on an effective tax rate of 39.0%. The Company’s 2007 estimated effective tax rate of 39.0% is based on the expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2007, which may cause the Company’s effective tax rate to change in future periods.

•	EBITDA increased $3.9 million, or 14%, to $31.9 million compared to $28.0 million in 2006, with MMMC increasing $3.1 million, TRS-RenTelco increasing $0.4, and Enviroplex increasing $0.4 million.

MMMC

For the three months ended June 30, 2007, MMMC’s total revenues increased $3.2 million, or 9%, to $39.1 million from the same period in 2006, due to $4.5 million higher rental and rental related services revenues, partly offset by lower sales revenues during the quarter. The rental revenue increase and higher gross margin on rental revenues resulted in an increase in pre-tax income of $2.7 million, or 32%, to $11.0 million for the three months ended June 30, 2007, from $8.3 million for the same period in 2006.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

MMMC – Q2 2007 compared to Q2 2006 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$24,730	$21,602	$3,128	14%
Rental Related Services	8,116	6,779	1,337	20%

Rental Operations	32,846	28,381	4,465	16%
Sales	6,085	7,332	(1,247)	-17%
Other	157	178	(21)	-12%

Total Revenues	$39,088	$35,891	$3,197	9%

Gross Profit
Rental	$15,328	$11,858	$3,470	29%
Rental Related Services	2,448	2,397	51	2%

Rental Operations	17,776	14,255	3,521	25%
Sales	1,767	1,793	(26)	-1%
Other	157	178	(21)	-12%

Total Gross Profit	$19,700	$16,226	$3,474	21%

Pre-tax Income	$10,981	$8,301	$2,680	32%

Other Information
Depreciation of Rental Equipment	$3,019	$2,618	$401	15%
Interest Expense Allocation	$2,000	$2,043	$(43)	-2%

Average Rental Equipment [1]	$417,320	$372,051	$45,269	12%
Average Rental Equipment on Rent [1]	$342,683	$307,599	$35,084	11%
Average Monthly Total Yield [2]	1.98%	1.94%		2%
Average Utilization [3]	82.1%	82.7%		-1%
Average Monthly Rental Rate [4]	2.41%	2.34%		3%

Period End Rental Equipment [1]	$421,170	$375,227	$45,943	12%
Period End Utilization [3]	82.8%	83.3%		-1%
Period End Floors [1]	25,200	23,422	1,778	8%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the three months ended June 30, 2007 increased $3.5 million, or 21%, to $19.7 million from $16.2 million for the same period in 2006. For the three months ended June 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.1 million, or 14%, over 2006, due to the continued education market demand for classrooms and the increased demand for commercial buildings. The rental revenues increase was due to a 12% increase in average rental equipment, with a higher average total yield as lower average utilization was offset by improved rental rates. As a percentage of rental revenues, depreciation was 12% in 2007 and 2006 and other direct costs decreased from 33% in 2006 to 26% in 2007, which resulted in gross margin percentage of 62% in 2007 compared to 55% in 2006. In 2006 other direct costs were impacted by higher field service costs and higher material costs related to the mix of building modification and preparation work performed during the quarter. The higher rental revenues combined with higher rental margins, resulted in gross profit on rental revenues increasing $3.5 million, or 29%, to $15.3 million from $11.9 million in 2006.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.3 million, or 20%, compared to 2006, primarily due to the ongoing demand for modular classrooms and increased demand for commercial projects. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and higher revenues from services rendered during the lease during 2007 as compared to 2006. Higher revenues partly offset by lower gross margin, resulted in rental related services gross profit increasing $0.1 million to $2.5 million from $2.4 million in 2006.

•

Gross Profit on Sales – Sales revenues decreased $1.2 million, or 17%, compared to 2006. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were offset by a higher gross margin percentage, 29% in 2007 compared to 25% in 2006, due to higher gross margin percentage on both new and used equipment sales, which resulted in comparable gross profit on sales of $1.8 million in 2007 and 2006.

For the three months ended June 30, 2007, selling and administrative expenses increased $0.8 million, or 14%, to $6.7 million from $5.9 million in the same period in 2006, primarily due to higher personnel and employee benefit costs, marketing costs and bad debt expense. Allocated interest expense of $2.0 million for the quarter ended June 30, 2007 was comparable to that of the same period in 2006.

TRS-RenTelco

For the three months ended June 30, 2007, TRS-RenTelco’s total revenues increased $3.3 million, or 14%, to $26.9 million compared to the same period in 2006, due to higher rental and sales revenues. Pre-tax income decreased $0.9 million, or 18%, for the three months ended June 30, 2007 to $3.8 million from $4.7 million for the same period of 2006, primarily due to higher selling and administrative expenses and lower gross profit on rental revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

TRS-RenTelco – Q2 2007 compared to Q2 2006 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$20,265	$19,566	$699	4%
Rental Related Services	482	320	162	51%

Rental Operations	20,747	19,886	861	4%
Sales	5,636	3,223	2,413	75%
Other	473	459	14	3%

Total Revenues	$26,856	$23,568	$3,288	14%

Gross Profit
Rental	$7,941	$8,233	$(292)	-4%
Rental Related Services	(16)	(46)	30	65%

Rental Operations	7,925	8,187	(262)	-3%
Sales	1,689	1,127	562	50%
Other	473	459	14	3%

Total Gross Profit	$10,087	$9,773	314	3%

Pre-tax Income	$3,830	$4,688	$(858)	-18%

Other Information
Depreciation of Rental Equipment	$9,711	$8,696	$1,015	12%
Interest Expense Allocation	$959	$862	$97	11%

Average Rental Equipment [1]	$203,688	$167,478	$36,210	22%
Average Rental Equipment on Rent [1]	$135,366	$119,061	$16,305	14%
Average Monthly Total Yield [2]	3.32%	3.89%		-15%
Average Utilization [3]	66.5%	71.1%		-6%
Average Monthly Rental Rate [4]	4.99%	5.48%		-9%

Period End Rental Equipment [1]	$207,937	$173,910	$34,027	20%
Period End Utilization [3]	67.2%	71.3%		-6%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended June 30, 2007 increased $0.3 million, or 3% to $10.1 million from $9.8 million for the same period in 2006. For the three months ended June 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.7 million, or 4%, as compared to 2006, with depreciation expense increasing $1.0 million, or 12%, resulting in decreased gross profit on rental revenues of $0.3 million, or 4%, to $7.9 million as compared to the same period in 2006. The decrease in gross profit on rental revenues is primarily due to 22% higher average rental equipment as compared to 2006, offset by lower average monthly yield as utilization of rental equipment decreased 6% and average rental rates decreased 9% in 2007 compared to 2006. The rental rate decrease was primarily due to a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment. Other factors contributing to the lower rental rates were account penetration and other competitive pressures, and the phasing out of TRS acquired equipment at approximately 55% of list price compared to new equipment purchases at approximately 90% of list price.

•

Gross Profit on Sales – Sales revenues increased 75% to $5.6 million in 2007, as compared to $3.2 million in 2006. Gross margin percentage was 30% in 2007, compared to 35% in 2006, primarily due to lower gross margin on used equipment sales resulting in gross profit on sales increasing $0.6 million, or 50%, to $1.7 million from $1.1 million in 2006. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2007, selling and administrative expenses increased $1.1 million, or 25%, to $5.3 million from $4.2 million in the same period in 2006 due to higher personnel and employee benefit costs and bad debt expense. Allocated interest expense for the first quarter of 2007 increased $0.1 million to $1.0 million compared to that of the same period in 2006.

Six Months Ended June 30, 2007 Compared to

Six Months Ended June 30, 2006

Overview

Consolidated revenues for the six months ended June 30, 2007 increased $9.7 million, or 8%, to $128.2 million from $118.5 million for the same period in 2006. Consolidated net income for the six months ended June 30, 2007 increased $1.9 million, or 12% to $18.4 million, or $0.72 per diluted share, from $16.6 million, or $0.66 per diluted share, for the same period in 2006.

For the six months ended June 30, 2007, on a consolidated basis:

•

Gross profit increased $6.9 million, or 13%, to $59.9 million from $53.0 million for the same period in 2006, with gross profit of MMMC increasing $6.1 million, or 18% due to higher gross profit on rental revenues, and TRS-RenTelco increasing $0.8 million, or 4%, due to higher gross profit on rental and sales revenues.

•

Selling and administrative expenses increased $1.9 million, or 8% to $24.3 million from $22.4 million for the same period in 2006, primarily as a result of higher personnel and employee benefit costs and increased bad debt expense.

•	Interest expense increased $0.3 million, or 6% to $5.4 million from $5.1 million for the same period in 2006, primarily due to 6% higher average interest rates of 6.1% compared to 5.8% in 2006.

•

Pre-tax income contribution by MMMC and TRS-RenTelco was 73% and 27%, respectively, compared to 68% and 34%, respectively, for the comparable 2006 period. These results are discussed on a segment basis below.

•

Provision for income taxes was based on an effective tax rate of 39.0%, compared to 35.6% in 2006. Provision for income taxes was reduced $0.9 million during the second quarter 2006 to record the impact to the Company’s deferred tax liability from a franchise tax law change enacted by the state of Texas in May 2006. Excluding the impact of the Texas law change, the 2006 provision for income taxes was based on an effective tax rate of 39.0%. The Company’s 2007 estimated effective tax rate of 39.0% is based on the expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2007, which may cause the Company’s effective tax rate to change in future periods.

•

EBITDA increased $7.8 million, or 14%, to $63.2 million compared to $55.4 million in 2006, with MMMC increasing $5.8 million, TRS-RenTelco increasing $1.6 million and Enviroplex increasing $0.4 million.

MMMC

For the six months ended June 30, 2007, MMMC’s total revenues increased $5.3 million, or 8%, to $74.3 million over the same period in 2006, primarily due to higher rental and rental related services revenues, partly offset by lower sale revenue during the period. The rental revenue increase and higher gross margin on rental revenues resulted in an increase in pre-tax income of $4.8 million, or 28%, to $22.2 million for the six months ended June 30, 2007, from $17.4 million for the same period in 2006

The following table summarizes six months over six months results for each revenue and gross profit category, pre-tax income, and other selected data.

MMMC – Six Months Ended 6/30/07 compared to Six Months Ended 6/30/06 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$48,566	$43,010	$5,556	13%
Rental Related Services	15,165	13,545	1,620	12%

Rental Operations	63,731	56,555	7,176	13%
Sales	10,251	12,095	(1,844)	-15%
Other	319	361	(42)	-12%

Total Revenues	$74,301	$69,011	$5,290	8%

Gross Profit
Rental	$31,070	$25,234	5,836	23%
Rental Related Services	4,768	4,635	133	3%

Rental Operations	35,838	29,869	5,969	20%
Sales	3,074	3,135	(61)	-2%
Other	319	361	(42)	-12%

Total Gross Profit	$39,231	$33,365	$5,866	18%

Pre-tax Income	$22,163	$17,364	$4,799	28%

Other Information
Depreciation of Rental Equipment	$5,948	$5,138	$810	16%
Interest Expense Allocation	$3,893	$3,789	$104	3%

Average Rental Equipment [1]	$414,981	$370,418	$44,563	12%
Average Rental Equipment on Rent [1]	$339,166	$306,861	$32,305	11%
Average Monthly Total Yield [2]	1.95%	1.94%		1%
Average Utilization [3]	81.7%	82.8%		-1%
Average Monthly Rental Rate [4]	2.39%	2.34%		2%

Period End Rental Equipment [1]	$421,170	$375,227	$45,943	12%
Period End Utilization [3]	82.8%	83.3%		-1%
Period End Floors [1]	25,200	23,422	1,778	8%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

MMMC’s gross profit for the six months ended June 30, 2007 increased $5.8 million, or 18%, to $39.2 million from $33.4 million for the same period in 2006. For the six months ended June 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rents - Rental revenues increased $5.6 million, or 13%, over 2006, due to the continued education market demand for classrooms and increased demand for commercial projects. The rental revenue increase was due to a 12% increase in average rental equipment, with a higher average total yield as lower average utilization was offset by improved rental rates. As a percentage of rents, depreciation was 12% in 2007 and 2006 and other direct costs of rental operations decreased from 29% in 2006 to 24% in 2007, which resulted in gross margin percentage of 64% in 2007 compared to 59% in 2006. In 2006 other direct costs were impacted by higher field service costs and higher material costs related to the mix of building modification and preparation work performed. The higher rental revenues combined with higher rental margins resulted in gross profit on rental revenues increasing $5.9 million, or 23%, to $31.1 million from $25.2 million in 2006.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.6 million, or 12%, compared to 2006, primarily due to the ongoing demand for modular classrooms. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2007 as compared to 2006. The higher revenues partly offset by a lower gross margin percentage of 31% in 2007 compared to 34% in 2006, resulted in rental related services gross profit increasing $0.2 million, or 3%, to $4.8 million from $4.6 million in 2006.

•

Gross Profit on Sales – Sales revenues decreased $1.8 million, or 15%, compared to 2006. Sales occur routinely as a normal part of MMMC’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were partly offset by a higher gross margin percentage, 30% in 2007 compared to 26% in 2006, due to a lower mix of new equipment sales and higher margin on used equipment sales, which resulted in sales gross profit decreasing $0.1 million, or 2%, to $3.0 million from $3.1 million in 2006.

For the six months ended June 30, 2007, selling and administrative expenses increased $1.0 million, or 8%, to $13.2 million from $12.2 million in the same period in 2006, primarily due to higher personnel and employee benefit costs, marketing costs and bad debt expense. Allocated interest expense for the six months ended June 30, 2007 increased $0.1 million, or 3%, to $3.9 million from that of the comparable period in 2006.

TRS-RenTelco

For the six months ended June 30, 2007, TRS-RenTelco’s total revenues increased $4.3 million, or 9%, to $51.3 million compared to the same period in 2006, due to higher rental and sales revenues. Pre-tax income decreased $0.6 million to $8.1 million for the six months ended June 30, 2007 from $8.7 million for the same period in 2006, primarily due to lower gross margin on rental revenues and higher selling and administrative expense.

The following table summarizes six months over six months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Six Months Ended 6/30/07 compared to Six Months Ended 6/30/06 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$39,737	$37,829	$1,908	5%
Rental Related Services	855	621	234	38%

Rental Operations	40,592	38,450	2,142	6%
Sales	9,727	7,702	2,025	26%
Other	991	896	95	11%

Total Revenues	$51,310	$47,048	$4,262	9%

Gross Profit
Rental	$15,890	$15,664	$226	1%
Rental Related Services	(7)	(177)	170	96%

Rental Operations	15,883	15,487	396	3%
Sales	3,140	2,841	299	11%
Other	991	896	95	11%

Total Gross Profit	$20,014	$19,224	$790	4%

Pre-tax Income	$8,118	$8,680	$(562)	-6%

Other Information
Depreciation of Rental Equipment	$18,801	$17,034	$1,767	10%
Interest Expense Allocation	$1,837	$1,580	$257	16%

Average Rental Equipment [1]	$197,581	$162,457	$35,124	22%
Average Rental Equipment on Rent [1]	$131,333	$114,143	$17,190	15%
Average Monthly Total Yield [2]	3.35%	3.88%		-14%
Average Utilization [3]	66.5%	70.3%		-5%
Average Monthly Rental Rate [4]	5.04%	5.52%		-9%

Period End Rental Equipment [1]	$207,937	$173,910	$34,027	20%
Period End Utilization [3]	67.2%	71.3%		-6%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the six months ended June 30, 2007 increased $0.8 million, or 4%, to $20.0 million from $19.2 million for the same period in 2006. For the six months ended June 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rents – Rental revenues increased $1.9 million, or 5%, as compared to 2006, with depreciation expense increasing $1.8 million, or 10%, resulting in increased gross profit on rents of $0.2 million, or 1%, to $15.9 million as compared to the same period in 2006. The rental revenue increase was due to 22% higher average rental equipment as compared to 2006, partly offset by lower average monthly yield as utilization of rental equipment decreased 5% and average monthly rental rate decreased 9% in 2007 compared to 2006. The rental rate decrease was due to account penetration and other competitive pressures, the phasing out of TRS acquired equipment at approximately 55% of list price compared to new equipment purchases at approximately 90% of list price and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 26% to $9.7 million in 2007 as compared to $7.7 million in 2006. Gross margin percentage was 32% in 2007, compared to 37% in 2006, primarily due to lower gross margin on used equipment sales resulting in gross profit on sales increasing $0.3 million, or 11%, to $3.1 million from $2.8 million in 2006. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2007, selling and administrative expenses increased $1.1 million, or 12%, to $10.1 million from $9.0 million in the same period in 2006 due to higher personnel and employee benefit costs. Allocated interest expense for the six months ended June 30, 2007 increased $0.2 million, to $1.8 million from that of the comparable period in 2006.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2007 compared to the same period in 2006 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $28.8 million, a decrease of 32% during the six months ended June 30, 2007 as compared to $42.3 million during the same period in 2006. The $13.5 million decrease in net cash provided by operating activities was primarily attributable to the reduction of accounts receivable in 2006 due to the collection of large aged receivables that did not recur in 2007 and to a lesser extent decreased accounts payable and other accrued liabilities compared to 2006, partly offset by improved results of operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $45.4 million for the six months ended June 30, 2007 as compared to $63.1 million for the same period in 2006. The $17.7 million decrease in net cash used in investing activities was primarily due to a $16.0 million decrease in rental equipment purchases to $55.0 million from $71.0 million during the same period in 2006.

Cash Flows from Financing Activities: Net cash provided by financing activities was $16.6 million for the six months ended June 30, 2007, compared to $20.9 million during the same period in 2006. For the first six months of 2007, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $20.4 million, payment of dividends to shareholders of $8.6 million, proceeds from the exercise of stock options of $3.4 million and excess tax benefit from the exercise and disqualifying disposition of stock options of $1.4 million. For the first six months of 2006, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $26.3 million, payment of dividends to shareholders of $7.5 million, proceeds from the exercise of stock options of $1.4 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.6 million.

The Company had total liabilities to equity ratios of 1.49 to 1 and 1.54 to 1 as of June 30, 2007 and December 31, 2006, respectively. The debt (notes payable) to equity ratios were 0.75 to 1 and 0.72 to 1 as of June 30, 2007 and December 31, 2006, respectively. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At June 30, 2007, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $138.0 million was outstanding and has capacity to borrow up to an additional $57.0 million. These unsecured lines of credit expire June 30, 2008.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in the six months ended June 30, 2007 and 2006. As of August 2, 2007, 1,977,267 shares of the Company’s common stock remain authorized for repurchase.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.4 million per year for each 1% increase in the average interest rate we pay, based on the $138.0 million balance of variable rate debt outstanding at June 30, 2007. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to regulations by multiple governmental agencies at the federal, state and local level relating to environmental, health, safety and transportation matters, among other matters. Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations.

As with conventional construction, typically new codes and regulations are not retroactively applied. Nonetheless, new governmental regulations in these or other areas may increase our acquisition cost of new rental equipment, limit the use of or make obsolete some of our existing equipment, or increase our general and administrative costs.

Building codes are generally reviewed every three years. All aspects of a given code are subject to change including but not limited to such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. These results could impact our existing modular equipment, and affect the future construction of our modular product.

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

Some of our larger national competitors in the modular building leasing industry, notably Williams Scotsman International, Inc. and Modspace, formed by the combination of the former GE Capital Modular Space and Resun Space Solutions, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular equipment returning from leases.

As of June 30, 2007, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue. Over time, we anticipate the amount of international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

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

The Company held its 2007 Annual Meeting of Shareholders on June 6, 2007. The proposals voted on by the Company shareholders and the voting results were as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	For	Withheld	Abstentions
William J. Dawson	22,078,299	109,703	2,997,928
Robert C. Hood	22,078,299	109,703	2,997,928
Dennis C. Kakures	21,186,939	1,001,075	2,997,916
Joan M. McGrath	21,053,010	1,134,992	2,997,928
Robert P. McGrath	21,139,075	1,048,927	2,997,928
Dennis P. Stradford	22,056,807	131,195	2,997,928
Ronald H. Zech	21,757,847	430,155	2,997,928

Elected as directors at the meeting were William J. Dawson, Robert C. Hood, Dennis C. Kakures, Joan M. McGrath, Robert P. McGrath, Dennis P. Stradford and Ronald H. Zech.

Proposal 2: Management Proposal to Approve the 2007 Stock Incentive Plan

The 2007 Stock Incentive Plan was approved with 17,493,398 in favor, 2,286,525 against, 5,406,007 abstentions and broker non-votes.

Proposal 3: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2007 with 22,181,306 in favor, 504 against, and 3,004,120 abstentions and broker non-votes.

ITEM 5.	OTHER INFORMATION

Dividends

On June 7, 2007 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.18 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.12	McGrath RentCorp 2007 Stock Incentive Plan

10.12.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement

10.12.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2007	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer