Form 10-Q
period 2007-09-30
MCGRATH RENTCORP
filed 2007-11-01
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

At November 1, 2007, 25,362,703 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida, North Carolina, Georgia and other new markets in the U.S.; the Company’s expectation that the first phase of its ERP upgrade project will be completed in early 2008 and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2007, and the related statements of income for the three-month periods ended September 30, 2007 and 2006 and the statements of income and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP
San Francisco, California
October 30, 2007

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES
Rental	$47,659	$43,896	$135,962	$124,735
Rental Related Services	9,968	8,278	25,988	22,444

Rental Operations	57,627	52,174	161,950	147,179
Sales	22,503	25,110	45,070	47,377
Other	621	591	1,931	1,848

Total Revenues	80,751	77,875	208,951	196,404

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	13,427	11,399	38,176	33,571
Rental Related Services	6,660	5,587	17,919	15,295
Other	8,772	8,489	25,366	26,258

Total Direct Costs of Rental Operations	28,859	25,475	81,461	75,124
Costs of Sales	16,501	16,890	32,230	32,778

Total Costs of Revenues	45,360	42,365	113,691	107,902

Gross Profit	35,391	35,510	95,260	88,502
Selling and Administrative	13,108	11,278	37,363	33,634

Income from Operations	22,283	24,232	57,897	54,868
Interest Expense	2,662	2,959	8,115	8,085

Income Before Provision for Income Taxes	19,621	21,273	49,782	46,783
Provision for Income Taxes	7,652	8,296	19,415	17,365

Income Before Minority Interest	11,969	12,977	30,367	29,418
Minority Interest in Income of Subsidiary	92	302	77	237

Net Income	$11,877	$12,675	$30,290	$29,181

Earnings Per Share:
Basic	$0.47	$0.51	$1.20	$1.17
Diluted	$0.46	$0.50	$1.19	$1.16
Shares Used in Per Share Calculation:
Basic	25,342	24,960	25,230	24,927
Diluted	25,607	25,152	25,482	25,190
Cash Dividends Declared Per Share	$0.18	$0.16	$0.54	$0.48

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	September 30, 2007	December 31, 2006
ASSETS
Cash	$2,608	$349
Accounts Receivable, net of allowance for doubtful accounts of $1,400 in 2007 and $1,000 in 2006	79,031	59,834
Rental Equipment, at cost:
Relocatable Modular Buildings	470,185	451,828
Electronic Test Equipment	224,191	186,673

	694,376	638,501
Less Accumulated Depreciation	(213,041)	(187,159)

Rental Equipment, net	481,335	451,342

Property, Plant and Equipment, net	60,468	58,146
Prepaid Expenses and Other Assets	18,869	15,871

Total Assets	$642,311	$585,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$184,500	$165,557
Accounts Payable and Accrued Liabilities	54,604	55,509
Deferred Income	31,314	25,852
Minority Interest in Subsidiary	3,557	3,479
Deferred Income Taxes, net	112,673	104,353

Total Liabilities	386,648	354,750

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares
Issued and Outstanding — 25,363 shares in 2007 and 25,090 shares in 2006	42,202	33,963
Retained Earnings	213,461	196,829

Total Shareholders’ Equity	255,663	230,792

Total Liabilities and Shareholders’ Equity	$642,311	$585,542

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,290	$29,181
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	39,934	35,140
Provision for Doubtful Accounts	928	364
Non-Cash Stock-Based Compensation	2,578	2,334
Gain on Sale of Rental Equipment	(7,242)	(7,689)
Change In:
Accounts Receivable	(20,125)	(2,217)
Prepaid Expenses and Other Assets	(2,998)	(1,791)
Accounts Payable and Accrued Liabilities	(2,957)	4,990
Deferred Income	5,462	5,169
Deferred Income Taxes	8,320	6,246

Net Cash Provided by Operating Activities	54,190	71,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(78,384)	(91,703)
Purchase of Property, Plant and Equipment	(4,080)	(2,728)
Proceeds from Sale of Rental Equipment	19,037	17,953

Net Cash Used in Investing Activities	(63,427)	(76,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	18,943	14,825
Proceeds from the Exercise of Stock Options	3,979	1,441
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,682	626
Repurchase of Common Stock	—	(526)
Payment of Dividends	(13,108)	(11,465)

Net Cash Provided by Financing Activities	11,496	4,901

Net Increase in Cash	2,259	150
Cash Balance, beginning of period	349	276

Cash Balance, end of period	$2,608	$426

Interest Paid, during the period	$7,371	$7,362

Income Taxes Paid, during the period	$9,413	$10,493

Dividends Declared, not yet paid	$4,565	$3,991

Rental Equipment Acquisitions, not yet paid	$11,011	$5,615

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the nine months ended September 30, 2007 and 2006 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications did not affect total revenues, operating income or net income. The consolidated results for the nine months ended September 30, 2007 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition, or results of operation.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a significant effect on its financial condition, or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a significant effect on its financial condition, or results of operations.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2007 and 2006 was 265,141 and 191,424, respectively, and for the nine months ended September 30, 2007 and 2006 was 252,633 and 262,819, respectively. For the three months ended September 30, 2007 and 2006, stock options to purchase 16,000 and 585,500 shares of the Company’s stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2007 and 2006, stock options to purchase 44,000 and 540,500 shares of the Company’s stock, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock in the three and nine months ending September 30, 2007. During the three and nine months ended September 30, 2006, the Company repurchased 22,733 shares of common stock for an aggregate repurchase price of $0.5 million, or an average price of $23.19 per share. As of September 30, 2007, 1,977,267 shares remain authorized for repurchase.

NOTE 4. 2007 STOCK INCENTIVE PLAN

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remain available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of options to its employees, directors and consultants to purchase common stock of the Company. The awards have a maximum term of 10 years at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The 2007 Plan replaces the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”). The 2000 Plan under which no awards have been granted, only provided for the grant of stock bonuses to officers and key employees.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular Management Corporation (Mobile Modular), TRS-RenTelco, and Enviroplex. The operations of each of these segments are described in Note 1—Organization and Business, and the accounting policies of the segments are described in Note 2—Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with Mobile Modular or TRS-RenTelco are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2007 and 2006 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2007
Rental Revenues	$74,501	$61,461	$—	$135,962
Rental Related Services Revenues	24,670	1,318	—	25,988
Sales and Other Revenues	24,036	14,887	8,078	47,001
Total Revenues	123,207	77,666	8,078	208,951
Depreciation of Rental Equipment	9,136	29,040	—	38,176
Gross Profit	62,231	30,739	2,290	95,260
Interest Expense (Income) Allocation	5,767	2,752	(404)	8,115
Income before Provision for Income Taxes	36,125	13,021	636	49,782
Rental Equipment Acquisitions	26,247	53,716	—	79,963
Accounts Receivable, net (period end)	50,443	23,250	5,338	79,031
Rental Equipment, at cost (period end)	470,185	224,191	—	694,376
Rental Equipment, net book value (period end)	355,174	126,161	—	481,335
Utilization (period end) [2]	82.9%	69.9%
Average Utilization [2]	82.2%	67.2%

2006
Rental Revenues	$66,867	$57,868	$—	$124,735
Rental Related Services Revenues	21,447	997	—	22,444
Sales and Other Revenues	25,012	14,739	9,474	49,225
Total Revenues	113,326	73,604	9,474	196,404
Depreciation of Rental Equipment	7,973	25,598	—	33,571
Gross Profit	54,753	30,430	3,319	88,502
Interest Expense (Income) Allocation	5,949	2,507	(371)	8,085
Income before Provision for Income Taxes	30,284	14,557	1,942	46,783
Rental Equipment Acquisitions	43,584	39,041	—	82,625
Accounts Receivable, net (period end)	41,924	20,156	3,655	65,735
Rental Equipment, at cost (period end)	445,175	180,185	—	625,360
Rental Equipment, net book value (period end)	338,899	106,325	—	445,224
Utilization (period end) [2]	82.9%	68.8%
Average Utilization [2]	83.1%	70.0%

1	Gross Enviroplex sales revenues were $8,988,000 and $12,067,000 for the nine months ended September 30, 2007 and 2006, respectively, which includes inter-segment sales to Mobile Modular of $910,000 and $2,593,000, which are eliminated in consolidation.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2007 and 2006. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of modular buildings for classroom and office space, and test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: “Mobile Modular Management Corporation” (“Mobile Modular”), its modular building rental division, “TRS-RenTelco,” its electronic test equipment rental division, and “Enviroplex,” its majority-owned subsidiary classroom manufacturing business. In the nine months ended September 30, 2007, Mobile Modular, TRS-RenTelco and Enviroplex contributed 73%, 26% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 65%, 31% and 4% for the same period in 2006. Although managed as a separate business unit, Enviroplex’s annual revenues, pretax income contribution and total assets are not material relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test equipment on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenues and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds recover a high percentage of its original capitalized cost.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state and local funding for public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, including the demand for classrooms, such as those Company provides, to be postponed or terminated. Reduced expenditures may result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions; however, there can be no assurance that such events will occur. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues, which comprised approximately 78% and 75% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively. Of the total rental operations revenues for the nine months ended September 30, 2007 and 2006, Mobile Modular and Enviroplex comprised 61% and 60%, respectively, and electronics comprised 39% and 40%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its majority owned subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the nine months ended September 30, 2007 and 2006, sales and other revenues of both modular and electronic test equipment comprised approximately 22% and 25%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2007 and 2006, Mobile Modular and Enviroplex comprised 68% and 70%, respectively, and TRS-RenTelco comprised 32% and 30%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the sale of equipment such as delivery, installation, modifications and related site work.

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

To supplement the Company’s financial data presented on a basis consistent with Generally Accepted Accounting Principles (“GAAP”), the Company presents Adjusted EBITDA which is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders use this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate the Company’s period-to-period operating performance and evaluate the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available to operations and the performance of the Company. Because the Company finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the minority interest in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2007	2006	2007	2006	2007	2006
Net Income	$11,877	$12,675	$30,290	$29,181	$42,187	$41,286
Minority Interest in Income of Subsidiary	92	302	77	237	121	208
Provision for Income Taxes	7,652	8,296	19,415	17,365	26,259	24,237
Interest	2,662	2,959	8,115	8,085	10,790	10,249

Income from Operations	22,283	24,232	57,897	54,868	79,357	75,980
Depreciation and Amortization	14,032	11,917	39,934	35,140	52,255	46,765
Non-Cash Stock-Based Compensation	874	786	2,578	2,334	3,369	2,378

Adjusted EBITDA [1]	$37,189	$36,935	$100,409	$92,342	$134,981	$125,123

Adjusted EBITDA Margin [2]	46%	47%	48%	47%	48%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2007	2006	2007	2006	2007	2006
Adjusted EBITDA [1]	$37,189	$36,935	$100,409	$92,342	$134,981	$125,123
Interest Paid	(1,739)	(2,345)	(7,371)	(7,362)	(10,520)	(10,255)
Income Taxes Paid	(3,337)	(1,919)	(9,413)	(10,493)	(16,168)	(20,430)
Gain on Sale of Rental Equipment	(2,892)	(3,728)	(7,242)	(7,689)	(9,904)	(10,228)
Change in certain assets and liabilities:
Accounts Receivable, net	(14,872)	(9,963)	(19,197)	95	(15,424)	10,603
Prepaid Expenses and Other Assets	(1,952)	(161)	(2,998)	(1,791)	(1,058)	(1,672)
Accounts Payable and Accrued Liabilities	165	(298)	(5,460)	3,404	(1,612)	2,757
Deferred Income	12,853	10,695	5,462	3,221	683	(2,025)

Net Cash Provided by Operating Activities	$25,415	$29,216	$54,190	$71,727	$80,978	$93,873

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. Under these agreements, the Company is subject to the following financial covenants:

•	Maintain a leverage ratio of funded debt to Adjusted EBITDA (as defined) not to exceed 2.25. At September 30, 2007 the actual ratio was 1.37.

•	Maintain a fixed charge coverage of Adjusted EBITDA to fixed charges of at least 2.00. At September 30, 2007 the actual ratio was 3.06.

At September 30, 2007, the Company was in compliance with these covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On October 5, 2007, the Company announced that the board of directors declared a cash dividend of $0.18 per common share for the quarter ended September 30, 2007, an increase of 13% over the prior year’s comparable quarter.

In July 2007, the Company entered into an agreement with the minority shareholders of Enviroplex to increase its ownership of Enviroplex from 81.1% to 100%. The stock purchase will be for cash and will close upon satisfaction of certain obligations by the parties.

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares of Common Stock of the Company, plus the number of shares that remain available for grants of award under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of options to its employees, directors and consultants to purchase common stock of the Company. The awards have a maximum term of 10 years at an exercise price of not less than 100% of the fair market value of the Company’s stock on the date the option is granted. The 2007 Plan replaces the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”). The 2000 Plan under which no awards have been granted, only provided for the grant of stock bonuses to officers and key employees.

Results of Operations

Three Months Ended September 30, 2007 Compared to

Three Months Ended September 30, 2006

Overview

Consolidated revenues for the three months ended September 30, 2007 increased 4% to $80.8 million, from $77.9 million for the same period in 2006. Consolidated net income for the quarter decreased $0.8 million, or 6% to $11.9 million, or $0.46 per diluted share, from $12.7 million, or $0.50 per diluted share, for the same period in 2006.

For the three months ended September 30, 2007, on a consolidated basis:

•

Gross profit decreased $0.1 million, to $35.4 million from $35.5 million for the same period in 2006, with gross profit of Mobile Modular increasing $1.6 million, or 8%, due to higher gross profit on rental revenues, TRS-RenTelco decreasing $0.5 million, or 4%, due to lower gross profit on sales revenues, and Enviroplex decreasing $1.2 million, or 43%, primarily due to lower sales volume.

•

Selling and administrative expenses increased $1.8 million, or 16% to $13.1 million from $11.3 million for the same period in 2006, primarily as a result of higher personnel and employee benefit costs and increased bad debt expense.

•	Interest expense decreased $0.3 million to $2.7 million in 2007, due to 10% lower net average interest rates of 5.7% compared to 6.3% in 2006, and 1% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 71% and 25%, respectively, compared to 61% and 28%, respectively, for the comparable 2006 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to 4% in 2007 from 11% in 2006.

•

Adjusted EBITDA increased $0.3 million, or 1%, to $37.2 million compared to $36.9 million in 2006, with Mobile Modular increasing $1.2 million, TRS-RenTelco increasing $0.8, and Enviroplex decreasing $1.7 million.

Mobile Modular

For the three months ended September 30, 2007, Mobile Modular’s total revenues increased $4.6 million, or 10%, to $48.9 million from the same period in 2006, due to $3.7 million higher rental and rental related services revenues, and $0.9 million higher sales revenues during the quarter. The revenue increase and higher gross margin on rental revenues, partly offset by lower gross margin on sales resulted in an 8% increase in pre-tax income to $14.0 million for the three months ended September 30, 2007, from $12.9 million for the same period in 2006.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

Mobile Modular – Q3 2007 compared to Q3 2006 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2007	2006	$	%
Revenues
Rental	$25,935	$23,857	$2,078	9%
Rental Related Services	9,505	7,902	1,603	20%

Rental Operations	35,440	31,759	3,681	12%
Sales	13,304	12,372	932	8%
Other	162	184	(22)	-12%

Total Revenues	$48,906	$44,315	$4,591	10%

Gross Profit
Rental	$16,596	$15,004	$1,592	11%
Rental Related Services	3,241	2,727	514	19%

Rental Operations	19,837	17,731	2,106	12%
Sales	3,001	3,473	(472)	-14%
Other	162	184	(22)	-12%

Total Gross Profit	$23,000	$21,388	$1,612	8%

Pre-tax Income	$13,962	$12,920	$1,042	8%

Other Information
Depreciation of Rental Equipment	$3,188	$2,835	$353	12%
Interest Expense Allocation	$1,874	$2,160	$(286)	-13%
Average Rental Equipment [1]	$434,740	$392,979	$41,761	11%
Average Rental Equipment on Rent [1]	$361,352	$328,762	$32,590	10%
Average Monthly Total Yield [2]	1.99%	2.02%		-1%
Average Utilization [3]	83.1%	83.7%		-1%
Average Monthly Rental Rate [4]	2.39%	2.42%		-1%
Period End Rental Equipment [1]	$443,508	$404,086	$39,422	10%
Period End Utilization [3]	82.9%	82.9%		0%
Period End Floors [1]	26,144	24,721	1,423	6%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2007 increased $1.6 million, or 8%, to $23.0 million from $21.4 million for the same period in 2006. For the three months ended September 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.1 million, or 9%, over 2006, due to the continued education market demand for classrooms and to a lesser degree new commercial rental activity. The rental revenues increase was due to an 11% increase in average rental equipment, partly offset by a 1% lower average total yield, resulting from lower average utilization and lower rental rates. As a percentage of rental revenues, depreciation was 12% in 2007 and 2006 and other direct costs decreased from 25% in 2006 to 24% in 2007, which resulted in gross margin percentage of 64% in 2007 compared to 63% in 2006. The higher rental revenues combined with higher rental margins, resulted in gross profit on rental revenues increasing $1.6 million, or 11%, to $16.6 million from $15.0 million in 2006.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.6 million, or 20%, compared to 2006, primarily due to the ongoing demand for modular classrooms and to a lesser degree new commercial rental activity. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and higher revenues from services rendered during the lease during 2007 as compared to 2006 and increased site related projects in 2007. Higher revenues and comparable gross margins, resulted in rental related services gross profit increasing $0.5 million to $3.2 million from $2.7 million in 2006.

•

Gross Profit on Sales – Sales revenues increased $0.9 million, or 8%, compared to 2006. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales revenues were offset by a lower gross margin percentage, 23% in 2007 compared to 28% in 2006, due to lower gross margin percentage on both new and used equipment sales, which resulted in decreased gross profit on sales of $0.5 million to $3.0 million in 2007 from $3.5 million in 2006.

For the three months ended September 30, 2007, selling and administrative expenses increased $0.9 million, or 14%, to $7.2 million from $6.3 million in the same period in 2006, primarily due to headcount additions to support business growth and higher personnel and employee benefit costs. Allocated interest expense of $1.9 million for the quarter ended September 30, 2007 was $0.3 million lower than the same period in 2006.

TRS-RenTelco

For the three months ended September 30, 2007, TRS-RenTelco’s total revenues decreased $0.2 million, or 1%, to $26.4 million compared to the same period in 2006, due to lower sales revenues partly offset by higher rental revenues. Pre-tax income decreased $1.0 million, or 17%, for the three months ended September 30, 2007 to $4.9 million from $5.9 million for the same period of 2006, primarily due to lower gross profit on sales revenues, higher selling and administrative expenses and lower gross margin on rental revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

TRS-RenTelco – Q3 2007 compared to Q3 2006 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2007	2006	$	%
Revenues
Rental	$21,724	$20,039	$1,685	8%
Rental Related Services	463	376	87	23%

Rental Operations	22,187	20,415	1,772	9%
Sales	3,710	5,734	(2,024)	-35%
Other	459	407	52	13%

Total Revenues	$26,356	$26,556	$(200)	-1%

Gross Profit
Rental	$8,864	$9,004	$(140)	-2%
Rental Related Services	67	(36)	103	286%

Rental Operations	8,931	8,968	(37)	0%
Sales	1,335	1,831	(496)	-27%
Other	459	407	52	13%

Total Gross Profit	$10,725	$11,206	(481)	-4%

Pre-tax Income	$4,903	$5,877	$(974)	-17%

Other Information
Depreciation of Rental Equipment	$10,239	$8,564	$1,675	20%
Interest Expense Allocation	$915	$927	$(12)	-1%
Average Rental Equipment [1]	$214,733	$175,827	$38,906	22%
Average Rental Equipment on Rent [1]	$146,814	$123,038	$23,776	19%
Average Monthly Total Yield [2]	3.37%	3.80%		-11%
Average Utilization [3]	68.4%	70.0%		-2%
Average Monthly Rental Rate [4]	4.93%	5.43%		-9%
Period End Rental Equipment [1]	$221,752	$178,568	$43,184	24%
Period End Utilization [3]	69.9%	68.8%		2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2007 decreased $0.5 million, or 4% to $10.7 million from $11.2 million for the same period in 2006. For the three months ended September 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.7 million, or 8%, as compared to 2006, with depreciation expense increasing $1.7 million, or 20%, resulting in decreased gross profit on rental revenues of $0.1 million, or 2%, to $8.9 million as compared to the same period in 2006. The decrease in gross profit on rental revenues is primarily due to 22% higher average rental equipment as compared to 2006, and by lower average monthly yield as utilization of rental equipment decreased 2% and average rental rates decreased 9% in 2007 compared to 2006. The rental rate decrease was due to account penetration and other competitive pressures, the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues decreased 35% to $3.7 million in 2007, as compared to $5.7 million in 2006. Gross margin percentage was 36% in 2007, compared to 32% in 2006, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales decreasing $0.5 million, or 27%, to $1.3 million from $1.8 million in 2006. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2007, selling and administrative expenses increased $0.5 million, or 11%, to $4.9 million from $4.4 million in the same period in 2006 due to headcount additions to support business growth higher personnel and employee benefit costs. Allocated interest expense of $0.9 for the third quarter of 2007 was comparable to that of the same period in 2006.

Nine Months Ended September 30, 2007 Compared to

Nine Months Ended September 30, 2006

Overview

Consolidated revenues for the nine months ended September 30, 2007 increased $12.5 million, or 6%, to $209.0 million from $196.4 million for the same period in 2006. Consolidated net income for the nine months ended September 30, 2007 increased $1.1 million, or 4% to $30.3 million, or $1.19 per diluted share, from $29.2 million, or $1.16 per diluted share, for the same period in 2006.

For the nine months ended September 30, 2007, on a consolidated basis:

•

Gross profit increased $6.8 million, or 8%, to $95.3 million from $88.5 million for the same period in 2006, with gross profit of Mobile Modular increasing $7.5 million, or 14% due to higher gross profit on rental revenues, and TRS-RenTelco increasing $0.3 million, or 1%, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. Enviroplex gross profit decreased $1.0 million primarily due to lower sales revenues.

•

Selling and administrative expenses increased $3.8 million, or 11% to $37.4 million from $33.6 million for the same period in 2006, primarily as a result of higher personnel and employee benefit costs and increased bad debt expense.

•

Interest expense of $8.1 million was comparable to that of the same period in 2006, primarily due to comparable net average interest rates of 6.0% and weighted average debt outstanding of $180.5 million in both periods.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 73% and 26%, respectively, compared to 65% and 31%, respectively, for the comparable 2006 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to 1% in 2007 from 4% in 2006.

•

Provision for income taxes was based on an effective tax rate of 39.0%, compared to 37.1% in 2006. Provision for income taxes was reduced $0.9 million during the second quarter 2006 to record the impact to the Company’s deferred tax liability from a franchise tax law change enacted by the state of Texas in May 2006. Excluding the impact of the Texas law change, the 2006 provision for income taxes was based on an effective tax rate of 39.0%. The Company’s 2007 estimated effective tax rate of 39.0% is based on the expected revenue distribution by state, however, there can be no assurance that such expected business levels will be achieved in 2007, which may cause the Company’s effective tax rate to change in future periods.

•

Adjusted EBITDA increased $8.1 million, or 9%, to $100.4 million compared to $92.3 million in 2006, with Mobile Modular increasing $7.0 million, TRS-RenTelco increasing $2.4 million and Enviroplex decreasing $1.3 million.

Mobile Modular

For the nine months ended September 30, 2007, Mobile Modular’s total revenues increased $9.9 million, or 9%, to $123.2 million over the same period in 2006, primarily due to higher rental and rental related services revenues, partly offset by lower sale revenue during the period. The rental revenue increase and higher gross margin on rental revenues resulted in an increase in pre-tax income of $5.8 million, or 19%, to $36.1 million for the nine months ended September 30, 2007, from $30.3 million for the same period in 2006

The following table summarizes nine months over nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

Mobile Modular – Nine Months Ended 9/30/07 compared to Nine Months Ended 9/30/06 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2007	2006	$	%
Revenues
Rental	$74,501	$66,867	$7,634	11%
Rental Related Services	24,670	21,447	3,223	15%

Rental Operations	99,171	88,314	10,857	12%
Sales	23,555	24,467	(912)	-4%
Other	481	545	(64)	-12%

Total Revenues	$123,207	$113,326	$9,881	9%

Gross Profit
Rental	$47,666	$40,238	7,428	18%
Rental Related Services	8,009	7,362	647	9%

Rental Operations	55,675	47,600	8,075	17%
Sales	6,075	6,608	(533)	-8%
Other	481	545	(64)	-12%

Total Gross Profit	$62,231	$54,753	$7,478	14%

Pre-tax Income	$36,125	$30,284	$5,841	19%

Other Information
Depreciation of Rental Equipment	$9,136	$7,973	$1,163	15%
Interest Expense Allocation	$5,767	$5,949	$(182)	-3%
Average Rental Equipment [1]	$422,266	$378,962	$43,304	11%
Average Rental Equipment on Rent [1]	$347,068	$315,040	$32,028	10%
Average Monthly Total Yield [2]	1.96%	1.96%		0%
Average Utilization [3]	82.2%	83.1%		-1%
Average Monthly Rental Rate [4]	2.39%	2.36%		1%
Period End Rental Equipment [1]	$443,508	$404,086	$39,422	10%
Period End Utilization [3]	82.9%	82.9%		0%
Period End Floors [1]	26,144	24,721	1,423	6%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2007 increased $7.5 million, or 14%, to $62.2 million from $54.8 million for the same period in 2006. For the nine months ended September 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rents–Rental revenues increased $7.6 million, or 11%, over 2006, due to the continued education market demand for classrooms and to a lesser degree new commercial rental activity. The rental revenue increase was due to an 11% increase in average rental equipment, with a comparable average total yield as lower average utilization was offset by improved rental rates. As a percentage of rents, depreciation was 12% in 2007 and 2006 and other direct costs of rental operations decreased from 28% in 2006 to 24% in 2007, which resulted in gross margin percentage of 64% in 2007 compared to 60% in 2006. In 2006 other direct costs were impacted by higher material costs related to the mix of building modification and preparation work performed and higher than customary field repairs. The higher rental revenues combined with higher rental margins resulted in gross profit on rental revenues increasing $7.4 million, or 18%, from $40.2 million in 2006.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.2 million, or 15%, compared to 2006, primarily due to the ongoing demand for modular classrooms and to a lesser degree new commercial rental activity. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2007 as compared to 2006 and increased site related projects in 2007. The higher revenues partly offset by a lower gross margin percentage of 33% in 2007 compared to 34% in 2006, resulted in rental related services gross profit increasing $0.6 million, or 9%, to $8.0 million from $7.4 million in 2006.

•

Gross Profit on Sales – Sales revenues decreased $0.9 million, or 4%, compared to 2006. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues combined with lower gross margin percentage, 26% in 2007 compared to 27% in 2006, due to lower margin on new and used equipment sales, which resulted in sales gross profit decreasing $0.5 million, or 8%, to $6.1 million from $6.6 million in 2006.

For the nine months ended September 30, 2007, selling and administrative expenses increased $1.8 million, or 10%, to $20.3 million from $18.5 million in the same period in 2006, primarily due to headcount additions to support business growth and higher personnel and employee benefit costs. Allocated interest expense for the nine months ended September 30, 2007 decreased $0.2 million, or 3%, to $5.8 million from that of the comparable period in 2006.

TRS-RenTelco

For the nine months ended September 30, 2007, TRS-RenTelco’s total revenues increased $4.1 million, or 6%, to $77.7 million compared to the same period in 2006, due to higher rental revenues. Pre-tax income decreased $1.5 million to $13.0 million for the nine months ended September 30, 2007 from the same period in 2006, primarily due to lower gross margin on rental revenues and higher selling and administrative expense.

The following table summarizes nine months over nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Nine Months Ended 9/30/07 compared to Nine Months Ended 9/30/06 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2007	2006	$	%
Revenues
Rental	$61,461	$57,868	$3,593	6%
Rental Related Services	1,318	997	321	32%

Rental Operations	62,779	58,865	3,914	7%
Sales	13,437	13,436	1	0%
Other	1,450	1,303	147	11%

Total Revenues	$77,666	$73,604	$4,062	6%

Gross Profit
Rental	$24,754	$24,668	$86	0%
Rental Related Services	60	(213)	273	128%

Rental Operations	24,814	24,455	359	1%
Sales	4,475	4,672	(197)	-4%
Other	1,450	1,303	147	11%

Total Gross Profit	$30,739	$30,430	$309	1%

Pre-tax Income	$13,021	$14,557	$(1,536)	-11%

Other Information
Depreciation of Rental Equipment	$29,040	$25,598	$3,442	13%
Interest Expense Allocation	$2,752	$2,507	$245	10%
Average Rental Equipment [1]	$203,407	$166,660	$36,747	22%
Average Rental Equipment on Rent [1]	$136,691	$116,715	$19,976	17%
Average Monthly Total Yield [2]	3.36%	3.86%		-13%
Average Utilization [3]	67.2%	70.0%		-4%
Average Monthly Rental Rate [4]	5.00%	5.51%		-9%
Period End Rental Equipment [1]	$221,752	$178,568	$43,184	24%
Period End Utilization [3]	69.9%	68.8%		2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2007 increased $0.3 million, or 1%, to $30.7 million from $30.4 million for the same period in 2006. For the nine months ended September 30, 2007 compared to the same period in 2006:

•

Gross Profit on Rents – Rental revenues increased $3.6 million, or 6%, as compared to 2006, with depreciation expense increasing $3.4 million, or 13%, resulting in increased gross profit on rents of $0.1 million, to $24.8 million as compared to the same period in 2006. The rental revenue increase was due to 22% higher average rental equipment as compared to 2006, partly offset by lower average monthly yield as utilization of rental equipment decreased 4% and average monthly rental rate decreased 9% in 2007 compared to 2006. The rental rate decrease was due to account penetration and other competitive pressures, the phasing out of TRS acquired equipment having a lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues of $13.4 million in 2007 was comparable to that of the same period in 2006. Gross margin percentage was 33% in 2007, compared to 35% in 2006, primarily due to lower gross margin on used equipment sales resulting in gross profit on sales decreasing $0.2 million, or 4%, to $4.5 million from $4.7 million in 2006. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2007, selling and administrative expenses increased $1.6 million, or 12%, to $15.0 million from $13.4 million in the same period in 2006 due to head count additions to support business growth and higher personnel and employee benefit costs. Allocated interest expense for the nine months ended September 30, 2007 increased $0.2 million, to $2.8 million from that of the comparable period in 2006.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2007 compared to the same period in 2006 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $54.2 million, a decrease of 24% during the nine months ended September 30, 2007 as compared to $71.7 million during the same period in 2006. The $17.5 million decrease in net cash provided by operating activities was primarily attributable to the reduction of accounts receivable in 2006 from the collection of large aged receivables that did not recur in 2007 and a slower collection of receivables in 2007 and to a lesser extent decreased accounts payable and other accrued liabilities compared to 2006, partly offset by improved results of operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $63.4 million for the nine months ended September 30, 2007 as compared to $76.5 million for the same period in 2006. The $13.1 million decrease in net cash used in investing activities was primarily due to a $13.3 million decrease in rental equipment purchases to $78.4 million from $91.7 million during the same period in 2006.

Cash Flows from Financing Activities: Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2007, compared to $4.9 million during the same period in 2006. For the first nine months of 2007, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $18.9 million, payment of dividends to shareholders of $13.1 million, proceeds from the exercise of stock options of $4.0 million and excess tax benefit from the exercise and disqualifying disposition of stock options of $1.7 million. For the first nine months of 2006, net cash provided by financing activities included net borrowings under the Company’s operating lines of credit of $14.8 million, payment of dividends to shareholders of $11.5 million, proceeds from the exercise of stock options of $1.4 million and the excess tax benefit from the exercise and disqualifying disposition of stock options of $0.6 million and purchase of common stock of $0.5 million.

The Company had total liabilities to equity ratios of 1.51 to 1 and 1.54 to 1 as of September 30, 2007 and December 31, 2006, respectively. The debt (notes payable) to equity ratio was 0.72 to 1 as of September 30, 2007 and December 31, 2006. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At September 30, 2007, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $136.5 million was outstanding and has capacity to borrow up to an additional $58.5 million. These unsecured lines of credit expire June 30, 2008.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. All shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company repurchased 22,733 shares of common stock for an aggregate repurchase price of $0.5 million, or an average price of $23.19 per share. As of November 1, 2007, 1,977,267 shares of the Company’s common stock remain authorized for repurchase.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in any of our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions in a timely manner.

During June 2005, we entered into an agreement with Rental Results, a rental software application provider, to support the transition of our modular business, certain aspects of our electronics business and our accounting systems to their platform. The new ERP and upgrades to our IT infrastructure will result in higher selling and administrative costs in 2007 and beyond. This is a multi-year project and we expect the first phase of the project to be completed in early 2008. These information system upgrades are important to serve and support our strategic growth.

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

Our debt instruments contain covenants that restrict or prohibit our ability to enter into a variety of transactions and may limit our ability to finance future operations or capital needs.

The agreements governing our senior notes and our unsecured revolving line of credit facility contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

A failure to comply with the restrictions contained in the agreements could lead to an event of default, which could result in an acceleration of our indebtedness. In the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make the required accelerated payments. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

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

Our annual debt service obligations will increase by approximately $1.4 million per year for each 1% increase in the average interest rate we pay, based on the $136.5 million balance of variable rate debt outstanding at September 30, 2007. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our modular expansion in Florida and acquisition of TRS. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

Rentals and sales of modulars to public school districts for use as portable classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve represent a significant portion of Mobile Modular’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. In California, our largest education market, state and local budgetary constraints have also affected the amount of funding received by public school districts.

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

We currently have modular building operations in California, Texas and Florida. We have identified several U.S. markets that we believe will be attractive long-term opportunities for our educational and commercial modular business and we are launching in North Carolina and Georgia in 2007. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may by affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

As of September 30, 2007, 64% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment contractually rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2007, Mobile Modular purchased 35% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an effect on its operations since Mobile Modular could experience higher prices and longer lead times for modular product until other manufacturers increased their capacity.

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

Dividends

On October 5, 2007 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.18 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: November 1, 2007	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer