Form 10-K
period 2007-12-31
MCGRATH RENTCORP
filed 2008-02-27
CIK 752714

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                        Commission file number 0-13292

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

Yes X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2007: $792,107,152.

As of February 25, 2008, 24,003,121 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2008 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 75

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida, North Carolina, Georgia and other new markets in the U.S.; the Company’s expectation that the first phase of its ERP upgrade project will be completed in mid 2008 and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

General Overview

McGrath RentCorp is a California corporation organized in 1979 with corporate offices located in Livermore, California. The Company’s common stock is traded on the NASDAQ National Global Select Market under the symbol “MGRC”. References in this report to the “Company”, “we”, “us”, and “ours” refer to McGrath RentCorp and its subsidiaries, unless the context requires otherwise.

The Company is a rental company with two rental products; relocatable modular buildings and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of three business segments: (1) Mobile Modular Management Corporation, its modular building rental division, (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division and (3) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2007, Mobile Modular, TRS-RenTelco and Enviroplex contributed 71%, 28% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 66%, 30% and 4% for 2006. Even though managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

Mobile Modular rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas, Florida and beginning in 2007, in North Carolina and Georgia. These modular units are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities and for a variety of other purposes. Mobile Modular purchases the modulars from various manufacturers who build them to Mobile Modular’s design specifications. Mobile Modular currently operates two regional sales and inventory centers in California and one in Texas and regional sales offices in Florida, North Carolina and Georgia. Although Mobile Modular’s primary emphasis is on rentals, sales of modulars routinely occur and fluctuate quarter-to-quarter and year-to-year depending on customer requirements, budgets and other factors.

The educational market is the largest segment of our modular business. Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) comprised approximately 53%, 55% and 59%, of Mobile Modular’s rental and sales revenues for 2007, 2006 and 2005, respectively. Fueled by an increasing student population, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities, and the phasing out of portable classrooms compliant with older building codes, we believe demand in educational market will continue to be favorable.

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2007, the original cost of electronic test equipment inventory was comprised of 69% general-purpose electronic test equipment and 31% communications electronic test equipment. In January 2008, the Company launched online ordering for its electronic test equipment rental business.

Engineers, technicians and scientists utilize general-purpose electronic test equipment in developing products, controlling manufacturing processes, field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Agilent Technologies and Tektronix, a division of Danaher Corporation, have manufactured the majority of TRS-RenTelco’s general-purpose electronic test equipment.

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

From 1991 through 2001 the Company’s two rental businesses grew organically with the exception of a small modular acquisition in 1997. Mobile Modular focused increasingly on educational rental growth and our electronic test equipment rental business benefited from its specialization in communications test equipment as the telecom industry rapidly expanded. During this time, rental revenues for the modular business grew from $30.5 million in 1991 to $63.5 million in 2001 and rental revenues for the electronic test equipment business grew from $6.4 million in 1991 to $37.2 million in 2001.

Beginning in the latter half of 2001, the electronic test equipment rental industry experienced a significant downturn in business activity levels resulting from weakness in the telecommunications industry due to overcapacity and a general economic slowdown. Although both general-purpose and communications test equipment sectors were affected, the impact to our communications test equipment business levels was significant. As a result, during the first six months of 2002, TRS-RenTelco recorded non-cash impairment charges of $24.1 million due to excess communications test equipment rental inventory relative to market demand, reducing net income by $14.5 million and lowering diluted earning per share by $0.58 per share. Beginning in late 2003 and continuing into 2004, the general-purpose test equipment markets, and to a lesser extent, communications test equipment markets, showed signs of increasing business activity levels.

In early 2004, the Company leveraged its California classroom rental expertise and strategically expanded organically to Florida, renting modular classroom products. We believe that we have developed good relationships with school districts, manufacturers, and other suppliers while introducing into the Florida market an innovative classroom design, the Campus Maker TM. This design is a low profile, steel frame product, that allows school districts to install their classrooms in much closer proximity to one another, thereby freeing up valuable playground and activity space and eliminating the need for a separate ramp system on most installations. The Campus Maker product has significantly improved aesthetics compared to standard modular classrooms and continues to gain popularity in the marketplace.

In May 2004, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of Technology Rentals & Services (“TRS”), a division of CIT Group Inc. in order to facilitate the growth of our electronic test equipment business. Based in Grapevine, Texas (Dallas Area), TRS was similar to the Company’s existing electronic test equipment rental business, RenTelco, and was one of the leading providers of general purpose and communications test equipment for rent or sale in North America. The transaction was completed on June 2, 2004, for cash consideration of $120.2 million. The Company financed the acquisition from a revolving line of credit facility with its banks and 5.08% senior notes due in 2011. Since June 2, 2004, TRS’ results have been included in the Consolidated Statements of Income, and since that date, the combined electronic test equipment business has operated under the name TRS-RenTelco.

Since 2004, the Company has continued to focus on its core rental businesses, integrating the acquired TRS operations and establishing and growing Mobile Modular’s Florida operations. During 2005, the Company purchased 122.5 acres of undeveloped land in Florida and, in the first half of 2008, expects to complete the construction of its Florida regional sales and inventory center. In late 2007 Mobile Modular expanded its operations in North Carolina and Georgia.

Business Model

The Company invests capital in rental products and generally has recovered its original investment through rents less operating expenses in a relatively short period of time compared to the product’s rental life. When the Company’s rental products are sold, the proceeds generally have covered a high percentage of the original investment. With these characteristics, a significant base of rental assets on rent generates a considerable amount of operating cash flows to support continued rental asset growth. The Company’s rental products, relocatable modular buildings and electronic test equipment, have the following dynamics:

•	The product required by the customer tends to be expensive compared to the Company’s monthly rental charge, with the interim rental solution typically evaluated as a less costly alternative.

•

Generally, we believe the Company’s customers have a short-term need for our rental products. The customer’s rental requirement may be driven by a number of factors including time, budget or capital constraints, future uncertainty impacting their ongoing requirements, equipment availability, specific project requirements, peak periods of demand or the customer may want to eliminate the burdens and risks of ownership. For modulars, in many cases a customer’s initial short-term rental becomes part of the customer’s ongoing infrastructure and turns into a long-term rental.

•

Both modular and electronic test equipment rental products have long useful lives relative to the typical rental term with modulars having an estimated life of eighteen years compared to the typical committed term of twelve to twenty-four months, and electronic test equipment having an estimated life range of two to seven years depending on the type of product compared to a typical rental term of one to six months.

•

Typically, we believe short-term rental rates recover the Company’s original investment quickly, with modulars in approximately four years, and electronic test equipment in approximately two and one-half years, based on the respective product’s annual yield in 2007, or the annual rental revenues divided by the average cost of rental inventory for 2007.

•

When product is sold from rental inventory, a significant portion of the original investment is recovered. Effective asset management is a critical element to each of the rental businesses and the resulting residuals realized when product is sold from inventory. Modular asset management requires designing and building the product for a long life, coupled with ongoing repair and maintenance investments, to ensure its long useful rental life and generally, higher residuals upon sale. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand and, once invested, proactively managing the equipment at the model level for optimum utilization through its technology life cycle maximizes the rental revenues and residuals realized.

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profits on rents are the best measures of the health of each of our rental businesses. Additionally, we believe our business model and results are enhanced with operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronic test equipment and shared senior management and back office functions for financing, human resources, insurance, and operating and accounting systems.

Employees

As of December 31, 2007, the Company had 622 employees, of whom 52 were primarily administrative and executive personnel, with 352, 138 and 80 in the operations of Mobile Modular, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

We also have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained free of charge at our website www.mgrc.com.

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, restroom buildings, health care clinics, child care facilities and for a variety of other purposes and office space and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular units. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Units are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2007, Mobile Modular purchased 33% of its modular units from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

The Company’s modulars are manufactured to comply with state building codes, have a low risk of obsolescence, and can be modified or reconfigured to accommodate a wide variety of customer needs. Historically, as state building codes have changed over the years, Mobile Modular has been able to continue to use existing modulars, with minimal, if any, required upgrades. The Company has no assurance that it will continue to be able to use existing modular equipment with minimal upgrades as building codes change in the future.

Mobile Modular currently operates from two regional sales and inventory centers in California and one in Texas, serving large geographic areas in California and Texas, and sales offices in each of Florida, North Carolina and Georgia serving those regions. The California and Texas operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. Mobile Modular believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 11 years old with sale proceeds recovering a high percentage of the equipment’s capitalized cost. Mobile Modular depreciates its rental equipment over 18 years using a 50% residual value.

Competitive Strengths

Market Leadership—The Company believes Mobile Modular is the largest supplier in California, and a significant supplier in Florida and Texas, of modular educational facilities for rental to both public and private schools. Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where Mobile Modular operates, which enables Mobile Modular to meet its customer’s specific project requirements.

Expertise—The Company believes that over the 29 years Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern the modulars in the states where it operates and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

Operating Structure—The Company believes that part of the strategy for Mobile Modular should be to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. Mobile Modular achieves this by building regional sales and inventory centers designed to serve a broad geographic area and a large installed customer base under a single overhead structure, thereby reducing its cost per transaction. The Company’s regional facilities and related infrastructure enable Mobile Modular to maximize its modular inventory utilization through efficient and cost effective in-house repair, maintenance and refurbishment for quick redeployment of equipment to meet its customers’ needs. The Mobile Modular’s goal is to be more responsive at lower cost.

Asset Management—The Company believes Mobile Modular markets high quality, well-constructed and attractive modulars. Mobile Modular requires manufacturers to build to its specifications, which enables Mobile Modular to maintain a standardized quality fleet. In addition, through its ongoing repair, refurbishment and maintenance programs, the Company believes Mobile Modular’s buildings are the best maintained in the industry. The Company depreciates its modular buildings over an 18 year estimated useful life to a 50% residual value. Older buildings continue to be productive primarily because of Mobile Modular’s focus on ongoing fleet maintenance. Also, as a result of Mobile Modular’s maintenance programs, when a modular is sold, a high percentage of the equipment’s capitalized cost is recovered. In addition, the fleet’s utilization is regionally optimized by managing inventory through estimates of market demand, fulfillment of current rental and sale order activity, modular returns and capital purchases.

Customer Service—The Company believes the modular rental industry to be service intensive and locally based. The Company strives to provide excellent service by meeting its commitments to its customers, being proactive in resolving project issues and seeking to continuously improve the customer’s experience. Mobile Modular is committed to offering quick response to requests for information, providing experienced assistance, on time delivery and preventative maintenance of its units. Mobile Modular’s goal is to continuously improve its procedures, processes and computer systems to enhance internal operational efficiency. The Company believes this dedication to customer service results in high levels of customer loyalty and repeat business.

Management estimates the business of renting relocatable modular buildings is an industry that today has equipment on rent or available for rent in the United States with an aggregate original cost of over $4.0 billion.

Market

Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, North Carolina and Georgia. Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below).

Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate, and California and Texas modular regional sales and inventory center offices are housed in various sizes of modular units.

Since most of Mobile Modular’s customer requirements are to fill temporary space needs, Mobile Modular’s marketing emphasis is on rentals rather than sales. Mobile Modular attracts customers through its website at www.mobilemodularrents.com, extensive yellow page advertising, internet advertising and direct mail. Customers are encouraged to visit a sales and inventory center to view different models on display and to see a regional office, which is a working example of a modular application.

Because service is a major competitive factor in the rental of modulars, Mobile Modular offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, in-house customization services, rapid delivery, timely installation and field service of its units. On Mobile Modular’s website, customers are able to view and select inventory for quotation, request in-field service and view billing and account balance information.

Rentals

Rental periods range from one month to several years with a typical initial contract term between twelve and twenty-four months. In general, monthly rental rates are determined by a number of factors including length of term, product availability and product type. Upon expiration of the initial rental agreement term, or any extensions, rental rates are reviewed, and when appropriate, are adjusted based on current market conditions. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms management believes to be attractive to Mobile Modular.

The customer is responsible for obtaining the necessary use permits and the costs of insuring the unit, transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return delivery of the unit to Mobile Modular, and certain costs for customization. Mobile Modular maintains the units in good working condition while on rent. Upon return, the units are inspected for damage and customers are billed for items considered beyond normal wear and tear. Generally, the units are then repaired for subsequent use. Repair and maintenance costs are expensed as incurred and can include floor repairs, roof maintenance, cleaning, painting and other cosmetic repairs. The costs of major refurbishment of equipment are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.

At December 31, 2007, Mobile Modular owned 27,151 new or previously rented modulars including accessories with an aggregate cost of $475.1 million, or an average cost per unit of $17,500. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2007, fleet utilization was 82.8% and average fleet utilization during 2007 was 82.3%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2007, Mobile Modular’s largest sale was for new modular classrooms to a Florida school district for approximately $2.3 million. This sale represented approximately 8% of Mobile Modular’s sales, 4% of the Company’s consolidated sales, and 1% of the Company’s consolidated revenues.

Mobile Modular typically provides limited 90-day warranties on used modulars and passes through the manufacturers’ one-year warranty on new units to its customers. Warranty costs have not been significant to Mobile Modular’s operations to date, and the Company attributes this to its commitment to high quality standards and regular maintenance programs. However, there can be no assurance that warranty costs will continue to be insignificant to Mobile Modular’s operations in the future.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms are engaged in the rental of modulars, have many offices throughout the country and we believe have greater financial resources than Mobile Modular. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, Texas, Florida, and beginning late in 2007 in North Carolina and Georgia. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. The Company believes that part of the strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates continued intense competition and believes it must continue to improve its products and services to remain competitive in market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2007	2006	2005	2004	2003
Modular Rental Revenues (Mobile Modular)	50%	50%	53%	52%	49%
Modular Sales Revenues (Mobile Modular & Enviroplex)	59%	65%	67%	72%	50%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	53%	55%	59%	59%	50%
Consolidated Rental and Sales Revenues[1]	30%	33%	34%	36%	41%

1 Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues. The decreased percentage of public school (K-12) revenues as a percentage of the Company’s consolidated rental and sale revenues for 2004 was primarily due to the added revenues from electronic test equipment operations of TRS acquired in June 2004.

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

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the California Division of State Architect (“DSA”). However, school districts may rent classrooms that meet either the Department of Housing (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. In February 2006, new legislation was passed extending the use of these classroom buildings from September 30, 2007 to September 30, 2015. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. There can be no assurance that these regulations and policies that allow for the continuing rental of DOH classrooms for new public school projects will remain in place. At December 31, 2007, the net book value of DOH classrooms represented less than 1.5% of the net book value of the Company’s modular rental equipment and less than 1.0% of the total assets of the Company, and the utilization of these DOH classrooms was 72.6%.

In 2002, Florida passed a state constitutional amendment setting limits for the maximum allowable number of students in a class for pre-kindergarten through grade twelve. In 2007, school districts were required to meet class size limits based upon the average number of students per class at the school level. By 2009, school districts will be required to meet the class size requirements at the individual classroom level. The class size reduction program is scheduled for implementation through 2010.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco’s general-purpose test equipment rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications test equipment rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. Agilent Technologies and Tektronix manufacture the majority of the general-purpose inventory and the communications test equipment inventory includes equipment from over 50 different manufacturers. TRS-RenTelco also rents electronic test equipment from other rental companies and re-rents the equipment to customers.

Competitive Strengths

Market Leadership—The Company believes that TRS-RenTelco is one of the largest electronic test equipment rental and leasing companies offering the broadest and deepest selection of general purpose and communications test equipment for rent in North America.

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

Asset Management—TRS-RenTelco’s rental equipment inventory is serviced by an ISO 9001-2000 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customers’ needs. TRS-RenTelco’s team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle. The Company believes this enables it to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment. TRS-RenTelco strives to maintain strong relationships with equipment manufacturers, which enables it to leverage those relationships to gain rental opportunities.

Customer Service—The Company believes that its focus on providing excellent service to its customers provides a competitive advantage. TRS-RenTelco strives to provide exemplary service to fulfill its commitments to its customers. TRS-RenTelco prides itself in providing solutions to meet customers’ needs by having equipment available, and responding quickly and thoroughly to their requests. TRS-RenTelco’s sophisticated in-house laboratory ensures the equipment is fully functional and meets its customers’ delivery requirements. Service needs of TRS-RenTelco’s customers are supported 24 hours a day, 7 days a week by its customer care specialists. TRS-RenTelco’s goal is to provide service beyond its customers’ expectations, which, the Company believes, results in customer loyalty and repeat business. In January 2008, TRS-RenTelco launched an online ordering for rental test equipment. The Company believes web-based sales offerings will become an increasingly important competitive advantage. TRS-RenTelco intends to provide online support, product application and order taking on a 24/5 time frame.

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

At December 31, 2007, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $232.3 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 69.3% as of December 31, 2007 and averaged 68.3% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. TRS-RenTelco attempts to maintain an inventory where the majority of equipment is less than five years old. In 2007, approximately 17% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2007 represented approximately 1% of electronic test equipment sales, 0.4% of the Company’s consolidated sales and 0.1% of consolidated revenues.

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

Competition

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Telogy and Continental Resources, some of which may have access to greater financial and other resources than we do. TRS-RenTelco competes with these and other test equipment rental companies on the basis of product availability, price, service and reliability. Although no single competitor holds a dominant market share, we face intensifying competition from these established entities and new entrants in the market. Some of our competitors may offer similar equipment for lease, rental or sales at lower prices and may offer more extensive servicing, or financing options.

Operating Segments

For segment information regarding the Company’s three operating segments: Mobile Modular, TRS-RenTelco and Enviroplex, see “Note 10. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

PRODUCT HIGHLIGHTS

The following table shows the revenue components, percentage of rental and total revenues, rental equipment (at cost), rental equipment (net book value), number of relocatable modular units, year-end and average utilization, average rental equipment (at cost), annual yield on average rental equipment (at cost) and gross margin on rental revenues and sales by product line for the past five years.

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2007	2006	2005	2004	2003
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$100,541	$91,124	$81,180	$71,460	$63,948
Rental Related Services	32,982	29,913	25,053	22,142	16,203

Total Modular Rental Operations	133,523	121,037	106,233	93,602	80,151

Sales—Mobile Modular	29,349	34,209	49,107	27,617	18,478
Sales—Enviroplex	10,649	12,393	10,562	9,254	11,007

Total Modular Sales	39,998	46,602	59,669	36,871	29,485

Other	654	729	625	444	495

Total Modular Revenues	$174,175	$168,368	$166,527	$130,917	$110,131

Percentage of Rental Revenues	54.3%	53.9%	53.3%	59.4%	83.4%
Percentage of Total Revenues	62.1%	63.0%	61.2%	64.6%	84.1%
Rental Equipment, at cost (year-end)	$475,077	$451,828	$408,227	$339,537	$304,905
Rental Equipment, net book value (year-end)	$358,017	$343,590	$307,822	$245,924	$215,589
Number of Units (year-end)	27,151	26,467	24,928	21,566	19,713
Utilization (year-end)[1]	82.8%	81.4%	83.5%	86.1%	84.6%
Average Utilization[1]	82.3%	82.9%	84.9%	85.6%	84.2%
Average Rental Equipment, at cost[2]	$427,859	$385,630	$341,103	$303,294	$283,297
Annual Yield on Average Rental Equipment, at cost	23.5%	23.6%	23.8%	23.6%	22.6%
Gross Margin on Rental Revenues	64.5%	62.2%	63.8%	63.0%	63.0%
Gross Margin on Sales	27.5%	27.9%	26.4%	23.3%	28.2%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$84,776	$77,816	$71,136	$48,898	$12,730
Rental Related Services	1,731	1,686	1,407	1,205	543

Total Electronics Rental Operations	86,507	79,502	72,543	50,103	13,273
Sales	17,831	17,483	31,154	20,291	7,260
Other	1,896	1,713	1,956	1,209	307

Total Electronics Revenues[3]	$106,234	$98,698	$105,653	$71,603	$20,840

Percentage of Rental Revenues	45.7%	46.1%	46.7%	40.6%	16.6%
Percentage of Total Revenues	37.9%	37.0%	38.8%	35.4%	15.9%
Rental Equipment, at cost (year-end)	$232,349	$186,673	$154,708	$149,437	$34,448
Rental Equipment, net book value (year-end)	$127,997	$107,752	$98,611	$111,864	$16,457
Utilization (year-end)[1]	69.3%	66.3%	68.9%	61.6%	45.2%
Average Utilization[1]	68.3%	69.6%	66.2%	61.7%	45.3%
Average Rental Equipment, at cost[4]	$209,546	$170,705	$151,087	$93,387	$36,798
Annual Yield on Average Rental Equipment, at cost	40.5%	45.6%	47.1%	52.4%	34.6%
Gross Margin on Rental Revenues	41.8%	42.8%	38.1%	38.7%	39.5%
Gross Margin on Sales	35.0%	37.8%	24.7%	26.8%	34.7%
Total Revenues	$280,409	$267,066	$272,180	$202,520	$130,971
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	In 2004, certain electronics revenue amounts were reclassified to conform to the current year presentation.
4	Average Rental Equipment, at cost, for electronics excludes accessory equipment.

Item 1A.	Risk Factors

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

During June 2005, we entered into an agreement with Rental Result, a rental software application provider, to support the transition of our modular business, certain aspects of our electronic test equipment business and our accounting systems to their platform. This is a multi-year project and we expect the first phase of the project to be completed in mid 2008. The new ERP and upgrades to our IT infrastructure will result in higher selling and administrative costs in 2007 and beyond. These information system upgrades are important to serve and support our strategic growth.

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

In 2004, we acquired TRS, an electronic test equipment rental business. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

Our modular and electronics rental products have long useful lives and managing those assets is a critical element to each of our rental businesses. Modular asset management requires designing and building the product for a long life that anticipates the needs of our customers, including anticipating changes in legislation, regulations, building codes and local permitting in the various markets in which the Company operates. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand, including anticipating technological advances and changes in manufacturers’ selling prices. For both our modular and electronic test equipment assets, we must successfully maintain and repair this equipment cost-effectively to maximize the useful life of the products and the level of proceeds from the sale of such products.

The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and products liability laws.

Certain aspects of our businesses involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance, irrespective of the merit of such future actions, that we will not be required to make substantial settlement payments in the future. Further, a significant portion of our business is conducted in California which is one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than companies with a less significant California presence.

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

The agreements governing our 5.08% senior notes due in 2011 and our unsecured revolving line of credit facility contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.5 million per year for each 1% increase in the average interest rate we pay, based on the $149.7 million balance of variable rate debt outstanding at December 31, 2007. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in Florida, North Carolina and Georgia and expansion through acquisition of TRS. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2007, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

Rentals and sales of modulars to public school districts for use as classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve represent a significant portion of Mobile Modular’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business. In California, our largest education market, state and local budgetary constraints have also affected the amount of funding received by public school districts.

To the extent public school districts’ funding is reduced for the rental and purchase of modulars, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures, changes in legislative or educational policies at either the state or local level including the contraction or elimination of class size reduction programs, a lack or insufficient amount of fiscal funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products and may have a material adverse effect on both rental and sales revenue of the Company.

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

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to regulations by multiple governmental agencies at the federal, state and local level relating to environmental, zoning, health, safety and transportation matters, among other matters. Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations.

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

Compliance with building codes and regulations entail a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than the Company’s. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

Our planned expansions of our modular operations into new markets will affect our operating results.

We have established modular operations in California, Texas and Florida and launched operations in North Carolina and Georgia in late 2007. We have identified several U.S. markets that we believe will be attractive long-term opportunities for our educational and commercial modular business and continue to consider opportunities for growth of our modular business. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may by affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

As of December 31, 2007, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2007, Mobile Modular purchased 33% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Our warranty costs may increase.

Sales of new relocatable modular buildings not manufactured by us are typically covered by warranties provided by the manufacturer of the products sold. We provide ninety-day warranties on certain modular sales of used rental equipment and one-year warranties on equipment manufactured by our Enviroplex subsidiary. Historically, our warranty costs have not been significant, and we monitor the quality of our products closely. If a defect were to arise in the installation of our equipment at the customer’s facilities or in the equipment acquired from our suppliers or by our Enviroplex subsidiary, we may experience increased warranty claims. Such claims could disrupt our sales operations, damage our reputation and require costly repairs or other remedies, negatively impacting revenues and operating income.

SPECIFIC RISKS RELATED TO OUR ELECTRONIC TEST EQUIPMENT BUSINESS SEGMENT:

Market risk and cyclical downturns in the industries using test equipment may result in periods of low demand for our product resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a significant and prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment.

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

Seasonality of our electronic test equipment business may impact quarterly results.

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

Electronic test equipment is characterized by changing technology and evolving industry standards that may render our existing equipment obsolete through new product introductions, or enhancements, before the end of its anticipated useful life, causing us to incur impairment charges. We must anticipate and keep pace with the introduction of new hardware, software and networking technologies and acquire equipment that will be marketable to our current and prospective customers.

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

The majority of our rental equipment portfolio is comprised of general-purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix, a division of Danaher Corporation. We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business may be materially and adversely affected.

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

The Company currently conducts its operations from seven locations. Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area) and Pasadena, Texas (Houston Area). The three inventory centers conduct rental and sales operations from multi-modular buildings, serving as working models of the Company’s modular product. The Company also has a modular sales office in Orlando, Florida. Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area). The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its facility in Stockton, California (San Francisco Bay Area).

In October 2005, the Company completed the purchase of 122.5 acres of undeveloped land in Polk County, Florida, at a cost of $8.1 million. In 2006, the Company began the process of developing a portion of the property for use as a sales office and inventory center to repair, refurbish and store modular rental units. The Company expects construction of the sales office and inventory center will be completed and occupied in mid 2008.

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2007.

Facilities
		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California[1,2]	137.2	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Orlando, Florida[4]	—	2,640	—	2,640
Polk County, Florida[5]	122.5	—	—	—
Lake County, Florida[9]	15.0	—	—	—
Electronic Test Equipment
Grapevine, Texas[6]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[7]	—	12,500	—	12,500
Enviroplex
Stockton, California[8]	14.9	4,551	124,015	128,566

	420.7	138,656	329,563	468,219

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.

2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through March 2008, 2.2 acres are leased to a third party through October 2010 and 33.3 acres are undeveloped.

3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2011 and 19,929 square feet are leased to a third party through September 2012.

4	This facility is leased through May 2008.

5	This land is currently under development and estimated to be completed by mid 2008.

6	This facility is leased through December 2008.

7	This facility is leased through December 2010.

8	Within Enviroplex, 6 acres of the 14.9 acres are leased through June 2009 and includes 2,460 square feet of office space and 18,030 feet of warehouse space.

9	This land is leased through June 2008

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES.

The Company’s common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

On February 15, 2005, the Company’s Board of Directors approved a 2-for-1 stock split which became effective on March 25, 2005. All share and per share information in the 2007 Form 10-K reflects this stock split.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2007				2006
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$35.96	$36.75	$33.80	$32.17	$32.23	$28.17	$30.25	$33.28
Low	$23.40	$28.76	$29.68	$27.90	$24.70	$21.42	$25.04	$23.86
Close	$25.75	$33.24	$33.69	$31.67	$30.63	$25.60	$27.81	$30.06
Dividends Declared	$ 0.18	$ 0.18	$ 0.18	$ 0.18	$ 0.16	$ 0.16	$ 0.16	$ 0.16

As of February 25, 2008, the Company’s common stock was held by approximately 70 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2007 and 2006 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The following table sets forth information with respect to repurchases of shares of the Company’s common stock made by us during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 – October 31	—	—	—	1,977,267
November 1 – November 30	114,600	$26.90	114,600	1,862,667
December 1– December 31	683,043	$25.04	683,043	1,179,624
Total	797,643	$25.31	797,643	1,179,624

In a press release dated March 21, 2003, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to 2,000,000 shares of our outstanding common stock (as adjusted for a 2-1 stock split effective March 25, 2005). There is no expiration date specified for this program. We may repurchase shares from time to time in the over-the-counter market and/or through block trades, subject to market conditions and applicable federal and state securities laws and regulations, at such prices as the officers of the Company shall deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors. During the year ended December 31, 2007, the Company purchased $20.2 million of its common stock representing 797,643 shares at an average price of $25.31 per share. During the year ended December 31, 2006, the Company purchased $0.5 million of its common stock representing 22,733 shares at an average price of $23.14 per share. As of February 25, 2008, 604,735 shares of the Company’s common stock remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2007 and should be read in conjunction with the detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2007	2006	2005	2004	2003
Operations Data
Revenues
Rental	$185,317	$168,940	$152,316	$120,358	$76,678
Rental Related Services	34,713	31,599	26,460	23,347	16,746

Rental Operations	220,030	200,539	178,776	143,705	93,424
Sales	57,829	64,085	90,823	57,162	36,745
Other	2,550	2,442	2,581	1,653	802

Total Revenues	280,409	267,066	272,180	202,520	130,971

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	51,642	45,353	44,178	32,426	12,745
Rental Related Services	24,257	21,830	17,893	15,172	10,356
Other	33,363	33,576	29,292	24,007	18,623

Total Direct Costs of Rental Operations	109,262	100,759	91,363	71,605	41,724
Cost of Sales	40,591	44,481	67,378	43,134	25,913

Total Costs	149,853	145,240	158,741	114,739	67,637

Gross Profit	130,556	121,826	113,439	87,781	63,334
Selling and Administrative	50,026	45,499	39,819	33,705	22,626

Income from Operations	80,530	76,327	73,620	54,076	40,708
Interest Expense	10,719	10,760	7,890	5,188	2,668

Income before Provision for Income Taxes	69,811	65,567	65,730	48,888	38,040
Provision for Income Taxes	27,337	24,209	24,649	18,843	15,178

Income before Minority Interest	42,474	41,358	41,081	30,045	22,862
Minority Interest in Income of Subsidiary	64	280	262	48	170

Net Income	$42,410	$41,078	$40,819	$29,997	$22,692

Earnings Per Share:
Basic	$1.68	$1.65	$1.65	$1.23	$0.94
Diluted	$1.67	$1.63	$1.61	$1.21	$0.93
Shares Used in Per Share Calculations:
Basic	25,231	24,948	24,668	24,344	24,250
Diluted	25,443	25,231	25,331	24,804	24,517
Balance Sheet Data (at period end)
Rental Equipment, at cost	$707,426	$638,501	$562,935	$488,974	$339,353
Rental Equipment, net	$486,014	$451,342	$406,433	$357,788	$232,046
Total Assets	$642,236	$585,542	$543,160	$474,280	$323,858
Notes Payable	$197,729	$165,557	$163,232	$151,888	$47,266
Shareholders’ Equity	$244,031	$230,792	$198,469	$166,888	$143,978
Shares Issued and Outstanding	24,578	25,090	24,832	24,543	24,244
Book Value Per Share	$9.93	$9.20	$7.99	$6.80	$5.94
Debt (Total Liabilities) to Equity	1.63	1.54	1.73	1.84	1.25
Debt (Notes Payable) to Equity	0.81	0.72	0.82	0.91	0.33
Return on Average Equity	17.2%	19.2%	22.5%	19.5%	16.5%
Cash Dividends Declared Per Common Share	$0.72	$0.64	$0.56	$0.44	$0.40

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non—GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the minority interest in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2007	2006	2005	2004	2003
Net Income	$42,410	$41,078	$40,819	$29,997	$22,692
Minority Interest in Income of Subsidiary	64	280	262	48	170
Provision for Income Taxes	27,337	24,209	24,649	18,843	15,178
Interest Expense	10,719	10,760	7,890	5,188	2,668

Income from Operations	80,530	76,327	73,620	54,076	40,708
Depreciation and Amortization	54,002	47,461	46,433	34,501	14,692
Non-Cash Stock-Based Compensation	3,457	3,125	44	57	112

Adjusted EBITDA[1]	$137,989	$126,913	$120,097	$88,634	$55,512

Adjusted EBITDA Margin[2]	49%	48%	44%	44%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2007	2006	2005	2004	2003
Adjusted EBITDA[1]	$137,989	$126,913	$120,097	$88,634	$55,512
Interest Paid	(10,718)	(10,511)	(7,799)	(5,518)	(2,899)
Income Taxes Paid	(14,424)	(17,248)	(22,871)	(8,355)	(4,016)
Gain on Sale of Rental Equipment	(10,027)	(9,747)	(9,662)	(8,532)	(5,421)
Change in certain assets and liabilities:
Accounts Receivable, net	(7,227)	4,590	(9,134)	(8,067)	1,050
Prepaid Expenses and Other Assets	(1,721)	148	(1,312)	(2,348)	(2,756)
Accounts Payable and Other Liabilities	(2,076)	7,254	10,223	5,697	1,481
Deferred Income	3,096	(2,280)	2,311	761	4,633

Net Cash Provided by Operating Activities	$94,892	$99,119	$81,853	$62,272	$47,584

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock-based compensation and non-cash impairment charges.

2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and 5.08% senior notes due in 2011. Under these agreements, the Company is subject to the following financial covenants:

•	Maintain a leverage ratio of funded debt to Adjusted EBITDA (as defined) not to exceed 2.25. At December 31, 2007 the actual ratio was 1.43.

•	Maintain a fixed charge coverage of Adjusted EBITDA to fixed charges of at least 2.00. At December 31, 2007 the actual ratio was 3.22.

At December 31, 2007, the Company was in compliance with these covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division and; (3) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2007, Mobile Modular, TRS-RenTelco and Enviroplex contributed 71%, 28% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 66%, 30% and 4% for 2006. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative to GAAP, and may be different from non—GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the minority interest in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute to the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. (For more information, see “Item 6. Selected Financial Data” above.)

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

Revenues of TRS-RenTelco are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies primarily in the electronics, communications, aerospace and defense industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 78% of consolidated revenues in 2007 and 73% for the three years ended December 31, 2007. Over the past three years, modulars comprised 60% and electronic test equipment comprised 40% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells both modular and electronic test equipment that is new, previously rented, or manufactured by its subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of both modular and electronic test equipment have comprised approximately 22% of the Company’s consolidated revenues in 2007 and 27% over the last three years. During these three years, modulars comprised 67% and electronics represented 33% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 31%, 33% and 34% of the Company’s consolidated rental and sales revenues for 2007, 2006 and 2005, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2008, the Company announced that the board of directors declared a cash dividend of $0.20 per common share for the quarter ended March 31, 2008, an increase of 11% over the prior year’s comparable quarter.

In November of 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California. The stock purchase was for $3.8 million in cash and increased the Company’s ownership of Enviroplex from 81.1% to 100%.

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remain available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, are reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The awards have a maximum term of 10 years. Options under the 2007 are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaces the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”). The 2000 Plan under which no awards have been granted, only provided for the grant of stock bonuses to officers and key employees.

In October 2005, the Company completed the purchase of 122 acres of land in Polk County, Florida for $8.1 million. The land is currently being developed for the use as a sales office and inventory center to repair, refurbish and store modular rental equipment. The development is expected to be completed in mid 2008.

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2007–2005	Year Ended December 31,			2007 over 2006	2006 over 2005
		2007	2006	2005
Revenues
Rental	62%	66%	63%	56%	10%	11%
Rental Related Services	11	12	12	10	10	19

Rental Operations	73	78	75	66	10	12
Sales	26	21	24	33	-10	-29
Other	1	1	1	1	4	-5

Total Revenues	100%	100%	100%	100%	5%	-2%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	17	18	17	16	14	3
Rental Related Services	8	9	8	7	11	22
Other	12	12	13	11	-1	15

Total Direct Costs of Rental Operations	37	39	38	34	8	10
Cost of Sales	18	14	16	24	-9	-34

Total Costs	55	53	54	58	3	-9

Gross Profit	45	47	46	42	7	7
Selling and Administrative	17	18	17	15	10	14

Income from Operations	28	29	29	27	5	4
Interest Expense	3	4	4	3		36

Income before Provision for Income Taxes	25	25	25	24	6
Provision for Income Taxes	10	10	10	9	12	-2

Income before Minority Interest	15	15	15	15	3	1
Minority Interest in Income of Subsidiary	nm	nm	nm	nm	nm	nm

Net Income	15%	15%	15%	15%	3%	1%

nm = not meaningful

Twelve Months Ended December 31, 2007 Compared to

Twelve Months Ended December 31, 2006

Overview

Consolidated revenues in 2007 increased $13.3 million, or 5%, to $280.4 million from $267.1 million in 2006. Consolidated net income in 2007 increased $1.3 million, or 3%, to $42.4 million, or $1.67 per diluted share, from $41.1 million, or $1.63 per diluted share, in 2006. The Company’s year over year revenue increase was due to higher revenues from rental operations, partly offset by lower sales revenue. Mobile Modular’s rental revenues increased 10% to $100.5 million, resulting from continued education market demand for classroom product in California and Florida with gross profit on rents increasing 14% to $64.8 million. TRS-RenTelco’s rental revenues increased 9% to $84.8 million, with gross profit on rents increasing 6% to $35.5 million.

For 2007, on a consolidated basis,

•	Gross profit increased $8.7 million, or 7%, to $130.6 million, with the increase attributable to improvements in rental operations of both businesses partly offset by lower gross profit on sales.

•

Selling and administrative expenses increased $4.5 million, or 10% to $50.0 million from $45.5 million in 2006, with the increase primarily attributable to higher personnel and benefit costs, professional fees and bad debt expense.

•

Interest expense decreased $0.1 million, to $10.7 million from $10.8 million in 2006 primarily due to lower net average interest rates partly offset by the Company’s 2% higher average debt levels in 2007.

•

Pretax income contributions were 71% and 28% by Mobile Modular and TRS-RenTelco, respectively, in 2007, compared to 66% and 30%, respectively, in 2006. These results are discussed on a segmental basis below.

•

Provision for income taxes was based on an effective tax rate of 39.2% as compared with 36.9% in 2006 due primarily to the fiscal 2006 reduction in the Company’s deferred tax liability as a result of a franchise tax law change enacted by the state of Texas in May 2006. Looking forward, the Company estimates that the effective tax rate will remain relatively consistent with the 2007 rate, based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which could cause the Company’s effective tax rate to change.

•

Adjusted EBITDA increased $11.1 million, or 9%, to $138.0 million compared to $126.9 million in 2006 resulting primarily from improved income from rental operations of TRS-RenTelco and Mobile Modular. Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 28.

Mobile Modular

For 2007, Mobile Modular’s total revenues increased $7.6 million, or 5%, to $163.5 million from $156.0 million in 2006 due to the higher rental and rental related services revenues from the continued educational market demand for classrooms, partly offset by lower sales revenues.

The following table summarizes year-to-year results for each revenue and gross profit category, pretax income, and other selected data.

Mobile Modular—2007 compared to 2006
(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$100,541	$91,124	$9,417	10%
Rental Related Services	32,982	29,913	3,069	10%

Rental Operations	133,523	121,037	12,486	10%
Sales	29,349	34,209	(4,860)	-14%
Other	654	729	(75)	-10%

Total Revenues	$163,526	$155,975	$7,551	5%

Gross Profit
Rental	$64,847	$56,672	$8,175	14%
Rental Related Services	10,422	9,782	640	7%

Rental Operations	75,269	66,454	8,815	13%
Sales	7,855	9,069	(1,214)	-13%
Other	654	729	(75)	-10%

Total Gross Profit	$83,778	$76,252	$7,526	10%

Pre-tax Income	$49,164	$43,439	$5,725	13%

Other Information
Depreciation of Rental Equipment	$12,383	$10,898	$1,485	14%
Interest Expense Allocation	$7,575	$7,907	$(332)	-4%
Average Rental Equipment[1]	$427,859	$385,630	$42,229	11%
Average Rental Equipment on Rent[1]	$352,230	$319,716	$32,514	10%
Average Monthly Total Yield[2]	1.96%	1.97%		-1%
Average Utilization[3]	82.3%	82.9%		-1%
Average Monthly Rental Rate[4]	2.38%	2.38%		0%

Period End Rental Equipment[1]	$448,771	$410,205	$38,566	9%
Period End Utilization[3]	82.8%	81.4%		2%
Period End Floors[1]	26,315	24,854	1,461	6%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2007 increased $7.5 million, or 10%, to $83.8 million from $76.3 million in 2006. For the twelve months ended December 31, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues—Rental revenues increased $9.4 million, or 10%, compared to 2006 due to the continued education market demand for classrooms. The rental revenue increase resulted from an 11% increase in average rental equipment primarily to support the classroom demand, partly offset by a 1% lower average total yield due to 1% lower utilization. As a percentage of rental revenues, depreciation was 12% in 2007 and 2006, with other direct costs decreasing from 26% in 2006 to 23% in 2007, resulting in a gross margin percentage of 65% in 2007 compared to 62% in 2006. The lower other direct costs was primarily due to lower inventory center material costs incurred to prepare used equipment in 2007 compared to 2006. The higher rental revenues and higher gross margin percentage resulted in rental gross profit increasing 14%, to $64.8 million from $56.7 million in 2006.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $3.1 million, or 10%, compared to 2006, primarily due to the continued demand for classroom buildings. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term during 2007 as compared to 2006. The higher revenues, partly offset by lower gross margin percentage of 32% in 2007 compared with 33% in 2006 resulted in rental related services gross profit increasing $0.6 million, or 7%, to $10.4 million from $9.8 million in 2006.

•

Gross Profit on Sales—Sales revenues decreased $4.9 million, or 14%, compared to 2006. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales volume, together with comparable gross margin percentage of 27% in 2007 and 2006, resulted in sales gross profit decreasing $1.2 million, or 13%, to $7.9 million from $9.1 million in 2006.

For 2007, Mobile Modular’s selling and administrative expenses increased $2.2 million, or 9%, to $27.1 million from $24.9 million in 2006, primarily attributable to higher personnel and benefit costs to support revenue growth, and represented 27% of rental revenues in 2007 and 2006.

TRS-RenTelco

For 2007, TRS-RenTelco’s total revenues increased $7.5 million, or 8%, to $106.2 million, primarily due to higher rental revenues. The increase in revenues was offset by higher selling and administrative expenses and lower gross margin on rental revenues and sales, which resulted in a pretax income decrease of $0.1 million, or 1%, to $19.7 million from $19.8 million in 2006.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco—2007 compared to 2006
(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2007	2006	$	%
Revenues
Rental	$84,776	$77,816	$6,960	9%
Rental Related Services	1,731	1,686	45	3%

Rental Operations	86,507	79,502	7,005	9%
Sales	17,831	17,483	348	2%
Other	1,896	1,713	183	11%

Total Revenues	$106,234	$98,698	$7,536	8%

Gross Profit
Rental	$35,465	$33,339	$2,126	6%
Rental Related Services	34	(13)	47	362%

Rental Operations	35,499	33,326	2,173	7%
Sales	6,247	6,603	(356)	-5%
Other	1,896	1,713	183	11%

Total Gross Profit	$43,642	$41,642	$2,000	5%

Pre-tax Income	$19,730	$19,827	$(97)	0%

Other Information
Depreciation of Rental Equipment	$39,259	$34,455	$4,804	14%
Interest Expense Allocation	$3,705	$3,385	$320	9%
Average Rental Equipment[1]	$209,546	$170,705	$38,841	23%
Average Rental Equipment on Rent[1]	$143,032	$118,798	$24,234	20%
Average Monthly Total Yield[2]	3.37%	3.80%		-11%
Average Utilization[3]	68.3%	69.6%		-2%
Average Monthly Rental Rate[4]	4.94%	5.46%		-10%

Period End Rental Equipment[1]	$230,851	$186,085	$44,766	24%
Period End Utilization[3]	69.3%	66.3%		5%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2007 increased $2.0 million, or 5%, to $43.6 million from $41.6 million in 2006. For the twelve months ended December 31, 2007 compared to the same period in 2006:

•

Gross Profit on Rental Revenues—Rental revenues increased $7.0 million, or 9%, compared to 2006, resulting in increased gross profit on rental revenues of $2.1 million, or 6%, to $35.5 million as compared to the same period in 2006 due to favorable market demand across a broad range of electronic test equipment product and market segments. The increase in gross profit on rental revenues is due to 23% higher average rental equipment as compared to 2006, partly offset by lower average monthly yield as utilization of rental equipment decreased 2% from 69.6% in 2006 to 68.3% in 2007 and average monthly rental rate decreased 10% in 2007 compared to 2006. The rental rate decrease was due to account penetration and other competitive pressures, the phasing out of TRS acquired equipment having a lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment. As a percentage of rental revenues, depreciation increased to 46% in 2007 from 44% in 2006, with other direct costs decreasing from 13% in 2006 to 12% in 2007, resulting in a gross margin percentage of 42% in 2007 compared to 43% in 2006.

•

Gross Profit on Sales—Sales revenues increased $0.3 million, or 2%, compared to 2006. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume was partly offset by a lower gross margin percentage, 35% in 2007 compared to 38% in 2006 resulting in sales gross profit decreasing $0.4 million, or 5%, to $6.2 million from $6.6 million in 2006.

For 2007, TRS-RenTelco’s selling and administrative expenses increased $1.8 million, or 10%, to $20.2 million from $18.4 million in 2006, primarily attributable to higher personnel and benefit costs to support increased revenue levels. Selling and administrative expenses as a percentage of rental revenues was 24% in 2007 and 2006.

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

•

Pretax income contributions were 66% and 30% by Mobile Modular and TRS-RenTelco, respectively, in 2006, compared to 71% and 26%, respectively, in 2005. These results are discussed on a segmental basis below.

•

Provision for income taxes was based on a lower effective tax rate of 36.9% as compared with 37.5% in 2005 due primarily to the reduction in the Company’s deferred tax liability as a result of a franchise tax law change enacted by the state of Texas in May 2006.

•

EBITDA increased $6.8 million, or 6%, to $126.9 million compared to $120.1 million in 2005 resulting primarily from improved income from rental operations before depreciation of TRS-RenTelco and Mobile Modular. EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and other non-cash stock compensation. A reconciliation of net income to EBITDA can be found in “Item 6. Selected Financial Data.” on page 28.

Mobile Modular

Mobile Modular’s total revenues were $156.0 million in 2006 and 2005 with higher rental and rental related services revenues from the continued educational market demand for classrooms offset by lower sales revenues due to a $14.3 million sale of modular classrooms related to the hurricane damages in the southeastern U.S. in 2005.

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

Mobile Modular’s gross profit for 2006 increased $3.5 million, or 5%, to $76.3 million from $72.7 million in 2005. For the twelve months ended December 31, 2006 compared to the same period in 2005:

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

For 2006, Mobile Modular’s selling and administrative expenses increased $4.6 million, or 23%, to $24.9 million from $20.3 million in 2005, due primarily to $1.9 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R effective January 1, 2006, and represented 27% of rental revenues, compared to 25% in 2005. Allocated interest expense increased $2.2 million, or 39%, to $7.9 million from $5.7 million in 2005 primarily as a result of the Company’s higher average interest rates and debt levels in 2006.

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

For 2006, TRS-RenTelco’s selling and administrative expenses increased $1.0 million, or 6%, to $18.4 million from $17.4 million in 2005 due primarily to $1.2 million of non-cash stock compensation expense related to the adoption of SFAS No. 123R effective January 1, 2006. Selling and administrative expenses as a percentage of rental revenues were 24% in 2006 and 2005. Allocated interest expense increased $0.9 million, or 37%, to $3.4 million from $2.5 million in 2005 as a result of the Company’s higher average interest rates and debt levels in 2006.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2007 as compared to 2006 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $94.9 million for 2007, a decrease of 4%, as compared to $99.1 million in 2006. The $4.2 million decrease in net cash provided by operating activities was primarily due to the increase in accounts receivable partly offset by improved income from operations before depreciation of Mobile Modular and TRS-RenTelco and other balance sheet changes.

Cash Flows from Investing Activities:    Net cash used in investing activities was $92.6 million for 2007 as compared to $90.0 million in 2006. The $2.6 million increase in net cash used in investing activities was due to $6.3 million higher purchases of property, plant and equipment in 2007 of $10.5 million from $4.2 million in 2006, $1.6 million higher proceeds from the sale of rental equipment occurring in the normal course of business of $25.7 million from $24.1 million in 2006, $5.9 million lower rental equipment purchases of $104.0 million from $109.9 million in 2006 and the purchase of the minority interest in subsidiary of $3.8 million.

Cash Flows from Financing Activities:    Net cash provided by financing activities was $2.4 million in 2007, compared to net cash used in financing activities of $9.0 million in 2006. In 2007, net cash provided by financing activities included borrowing of $32.2 million on bank lines of credit, net proceeds from the exercise of stock options of $5.6 million, repurchases of the Company’s common stock of $17.7 million and the payment of dividends to shareholders of $17.7 million. In 2006, net cash used in financing activities included borrowings of $2.3 million on bank lines of credit, net proceeds from the exercise of stock options of $4.6 million, repurchases of the Company’s common stock of $0.5 million and the payment of dividends to shareholders of $15.5 million.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2007	2006	2005
Cash Provided by Operating Activities	$94,861	$99,119	$81,853	$275,833
Proceeds from the Sale of Rental Equipment	25,694	24,144	31,406	81,244

Cash Available for Purchase of Rental Equipment	120,555	123,263	113,259	357,077
Purchases of Rental Equipment	(104,010)	(109,920)	(105,501)	(319,431)

Cash Available for Other Uses	$16,545	$13,343	$7,758	$37,646

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $10.5 million in 2007, $4.3 million in 2006, and $10.5 million in 2005, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2007, the Company purchased $20.2 million of its common stock representing 797,643 shares at an average price of $25.31 per share. During the year ended December 31, 2006, the Company purchased $0.5 million of its common stock representing 22,733 shares at an average price of $23.14 per share. As of February 25, 2008, 604,735 shares of the Company’s common stock remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary

(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2007	2006	2005
Cash Dividends Paid	$17,673	$15,460	$13,068	$46,201
Shares Repurchased	798	23	—	821
Average Price Per Share	$25.31	$23.19	$—	$25.25
Aggregate Purchase Price	$20,188	$527	$—	$20,715
Total Cash Returned to Shareholders	$37,861	$15,987	$13,068	$66,916

Revolving Lines of Credit

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit. In July 2005, the Company increased its unsecured line of credit from $130.0 million to $190.0 million and extended the term of the credit agreement (the “Credit Agreement”) through June 30, 2008. The Company increased its borrowings under this line by $48.0 million during 2007, and at December 31, 2007 the outstanding borrowings under this line were $149.5 million. The Credit Agreement requires the Company to pay interest at the prime rate or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Credit Agreement requires the Company to:

(1)	maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds, which was $215.4 million at December 31, 2007 (at December 31, 2007 actual was $242.2 million);

(2)	maintain a leverage ratio of funded debt to Adjusted EBITDA (as defined) not to exceed 2.25 during specified periods (at December 31, 2007 the ratio was 1.43); and

(3)	maintain a fixed charge coverage of Adjusted EBITDA (as defined) to fixed charges of at least 2.00 during specified periods (at December 31, 2007 the ratio was 3.22).

At December 31, 2007, the Company was in compliance with these covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

In addition to the $190.0 million line of credit, the Company has a $5.0 million committed line of credit facility, related to its cash management services expiring June 30, 2008, of which $0.2 million was outstanding as of December 31, 2007. The Company’s credit facility related to its cash management services, facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At December 31, 2007, the Company had capacity to borrow up to an additional $45.3 million under its existing lines of credit beyond its then existing debt. The Company had total liabilities to equity ratios of 1.63 to 1 and 1.54 to 1 as of December 31, 2007 and 2006, respectively. The debt (notes payable) to equity ratios were 0.81 to 1 and 0.72 to 1 at December 31, 2007 and 2006, respectively. Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with first payment made on June 2, 2007, which reduced the principal balance to $48.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to Adjusted EBITDA ratios and rolling fixed charge ratios relative to Adjusted EBITDA similar to the $190.0 million unsecured line of credit agreement described above. At December 31, 2007, the Company was in compliance with all covenants related to the Note Agreement.

Contractual Obligations and Commitments

The Company’s material contractual obligations and commitments consist of $195.0 million revolving lines of credit (collectively, the “Revolving Credit Lines”) with its banks expiring in 2008, $48.0 million of 5.08% senior notes due in 2011, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2007 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Revolving Lines of Credit	$149,729	$149,729	$—	$—	$—
5.08% Senior Notes due in 2011	52,877	14,134	38,743	—	—
Operating Leases for Facilities	1,134	838	296	—	—

Total Contractual Obligations	$203,740	$164,701	$39,039	$—	$—

The Company believes that its needs for working capital and capital expenditures through 2008 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 55 for a more detailed presentation of the sources and uses of the Company’s cash.

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

Off Balance Sheet Transactions

As of December 31, 2007, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2007. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2007.

Expected Annual Maturities of Notes Payable as of December 31, 2007
(dollar amounts in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
5.08% Senior Notes due in 2011	$12,000	$12,000	$12,000	$12,000	$—	$—	$48,000	$48,570
Average Interest Rate	5.08%	5.08%	5.08%	5.08%	—	—	5.08%
Revolving Lines of Credit	$149,729	$—	$—	$—	$—	$—	$149,729	$149,729
Average Interest Rate	6.01%	—	—	—	—	—	6.01%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 2 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2007, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited McGrath RentCorp and Subsidiaries’ Internal Control over Financial as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). McGrath RentCorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on McGrath RentCorp and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2007 and 2006 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 25, 2008 expresses an unqualified opinion on these statements.

/s/    GRANT THORNTON LLP

San Francisco, California

February 25, 2008

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGrath RentCorp and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/     GRANT THORNTON LLP

San Francisco, California

February 25, 2008

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
Assets
Cash	$5,090	$349
Accounts Receivable, net of allowance for doubtful accounts of $1,400 in 2007 and $1,000 in 2006	67,061	59,834

Rental Equipment, at cost:
Relocatable Modular Buildings	475,077	451,828
Electronic Test Equipment	232,349	186,673

	707,426	638,501
Less Accumulated Depreciation	(221,412)	(187,159)

Rental Equipment, net	486,014	451,342

Property, Plant and Equipment, net	66,480	58,146
Prepaid Expenses and Other Assets	17,591	15,871

Total Assets	$642,236	$585,542

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$197,729	$165,557
Accounts Payable and Accrued Liabilities	55,642	55,509
Deferred Income	28,948	25,852
Minority Interest in Subsidiary		3,479
Deferred Income Taxes, net	115,886	104,353

Total Liabilities	398,205	354,750

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—24,578 shares in 2007 and 25,090 shares in 2006	41,917	33,963
Retained Earnings	202,114	196,829

Total Shareholders’ Equity	244,031	230,792

Total Liabilities and Shareholders’ Equity	$642,236	$585,542

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Revenues
Rental	$185,317	$168,940	$152,316
Rental Related Services	34,713	31,599	26,460

Rental Operations	220,030	200,539	178,776
Sales	57,829	64,085	90,823
Other	2,550	2,442	2,581

Total Revenues	280,409	267,066	272,180

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	51,642	45,353	44,178
Rental Related Services	24,257	21,830	17,893
Other	33,363	33,576	29,292

Total Direct Costs of Rental Operations	109,262	100,759	91,363
Cost of Sales	40,591	44,481	67,378

Total Costs of Revenues	149,853	145,240	158,741

Gross Profit	130,556	121,826	113,439
Selling and Administrative	50,026	45,499	39,819

Income from Operations	80,530	76,327	73,620
Interest Expense	10,719	10,760	7,890

Income before Provision for Income Taxes	69,811	65,567	65,730
Provision for Income Taxes	27,337	24,209	24,649

Income before Minority Interest	42,474	41,358	41,081
Minority Interest in Income of Subsidiary	64	280	262

Net Income	$42,410	$41,078	$40,819

Earnings Per Share:
Basic	$1.68	$1.65	$1.65
Diluted	$1.67	$1.63	$1.61
Shares Used in Per Share Calculations:
Basic	25,231	24,948	24,668
Diluted	25,443	25,231	25,331
Cash Dividends Declared Per Share	$0.72	$0.64	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2004	24,543	$21,586	$145,302	$166,888
Net Income	—	—	40,819	40,819
Repurchase of Common Stock	(1)	(1)	(29)	(30)
Non-Cash Stock Compensation	—	44	—	44
Exercise of Stock Options	290	3,313	—	3,313
Excess Tax Benefit from the Exercise of Stock Options	—	1,282	—	1,282
Dividends Declared of $0.56 Per Share	—	—	(13,847)	(13,847)
Balance at December 31, 2005	24,832	$26,224	$172,245	$198,469
Net Income	—	—	41,078	41,078
Repurchase of Common Stock	(23)	(24)	(502)	(526)
Non-Cash Stock Compensation	—	3,125	—	3,125
Exercise of Stock Options	281	3,591	—	3,591
Excess Tax Benefit from the Exercise of Stock Options	—	1,047	—	1,047
Dividends Declared of $0.64 Per Share	—	—	(15,992)	(15,992)
Balance at December 31, 2006	25,090	$33,963	$196,829	$230,792
Net Income	—	—	42,410	42,410
Repurchase of Common Stock	(798)	(1,077)	(19,112)	(20,189)
Non-Cash Stock Compensation	—	3,457	—	3,457
Exercise of Stock Options	286	4,194	—	4,194
Excess Tax Benefit from the Exercise of Stock Options	—	1,380	—	1,380
Dividends Declared of $0.72 Per Share	—	—	(18,013)	(18,013)
Balance at December 31, 2007	24,578	$41,917	$202,114	$244,031

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$42,410	$41,078	$40,819
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	54,002	47,461	46,433
Provision for Doubtful Accounts	1,195	863	845
Non-Cash Stock Compensation	3,457	3,125	44
Gain on Sale of Rental Equipment	(10,027)	(9,747)	(9,662)
Change In:
Accounts Receivable	(8,422)	3,727	(9,979)
Prepaid Expenses and Other Assets	(1,721)	148	(1,312)
Accounts Payable and Accrued Liabilities	(631)	8,829	2,646
Deferred Income	3,096	(2,280)	2,311
Deferred Income Taxes	11,533	5,915	9,708

Net Cash Provided by Operating Activities	94,892	99,119	81,853

Cash Flows from Investing Activities:
Purchase of Rental Equipment	(104,010)	(109,920)	(105,501)
Purchase of Property, Plant and Equipment	(10,482)	(4,247)	(10,512)
Purchase of Minority Interest in Subsidiary	(3,756)
Proceeds from Sale of Rental Equipment	25,694	24,144	31,406

Net Cash Used in Investing Activities	(92,554)	(90,023)	(84,607)

Cash Flows from Financing Activities:
Net Borrowings Under Bank Lines of Credit	32,172	2,325	11,344
Proceeds from the Exercise of Stock Options	4,194	3,591	3,313
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,381	1,047	1,282
Repurchase of Common Stock	(17,671)	(526)	(30)
Payment of Dividends	(17,673)	(15,460)	(13,068)

Net Cash Provided by (Used in) Financing Activities	2,403	(9,023)	2,841

Net Increase in Cash	4,741	73	87
Cash Balance, beginning of period	349	276	189

Cash Balance, end of period	$5,090	$349	$276

Interest Paid, during the period	$10,718	$10,511	$7,799

Income Taxes Paid, during the period	$14,424	$17,248	$22,871

Dividends Declared, not yet paid	$4,536	$4,016	$3,479

Rental Equipment Acquisitions, not yet paid	$7,403	$9,432	$14,694

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is a rental company with two rental products; relocatable modular buildings and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of three business segments: its modular building division (“Mobile Modular”), its electronic test equipment division (“TRS-RenTelco”), and its classroom manufacturing business (“Enviroplex”, a wholly owned subsidiary) selling modular classrooms in California.

Mobile Modular rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas, Florida, North Carolina and Georgia. These modular buildings are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. Significant portions of Mobile Modular’s rental and sales revenues are derived from the educational market and are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction of class size reduction programs, a lack of fiscal funding by the state for existing contracts, or a significant reduction of future funding to public schools may have a material adverse effect on both rental and sales revenues of the Company.

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. TRS-RenTelco revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, electronics, industrial, research and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts and other educational institutions.

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for continuing use of its modular products, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are maintained in good operating condition.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp, Mobile Modualr Management Corporation, Enviroplex and TRS-RenTelco Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”. Rental billings for periods extending beyond month end are recorded as deferred income and are recognized as earned. Rental related services revenue is primarily associated with relocatable modular building leases and consists of billings to customers for modifications, delivery, installation, building, additional site related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with the customer and is recognized on a straight-line basis over the term of the lease.

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

Sales taxes charged to customers are reported on a net basis and excluded from revenues and expenses.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes with no residual values. Depreciation expense is included in “Selling and Administrative” expenses in the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2007	2006
Land		$26,046	$25,834
Land improvements	20 – 50	22,247	22,203
Buildings	30	11,779	11,763
Furniture, Office and Computer Equipment	5 – 10	7,077	5,822
Machinery and Service Equipment	5 – 20	2,796	2,760

		69,945	68,382
Less Accumulated Depreciation		(15,216)	(13,082)

		54,729	55,300
Construction In Progress		11,751	2,846

		$66,480	$58,146

Construction in progress at December 31, 2007 consisted primarily of $6.1 million related to the Company’s new ERP system and $5.1 million related to development of a sales and inventory center in Florida. Construction in progress at December 31, 2006 consisted primarily of $2.8 million of costs related to the new ERP system.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2007, 2006 and 2005 was 212,241, 283,080, and 662,260, respectively. Stock options to purchase 530,000, 545,500, and 106,000 shares in 2007, 2006 and 2005, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of Mobile Modular end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services were $17.4 million and $14.7 million at December 31, 2007 and 2006, respectively. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2007	2006
Beginning Balance, January 1	$1,000	$1,000
Provision for doubtful accounts	1,195	863
Write-offs, net of recoveries	(795)	(863)

Ending Balance, December 31	$1,400	$1,000

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues are derived from the educational market. Within the educational market, modular rentals and sales to public school districts for kindergarten through grade twelve (K-12) comprised approximately 30%, 33% and 34% of the Company’s consolidated rental and sales revenues for 2007, 2006 and 2005, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the respective states, in particular, the States of California and Florida, to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which has an estimated fair value of $48,570,000, and $58,659,000 compared to the recorded value of $48,000,000 and $60,000,000 as of December 31, 2007 and 2006, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Beginning on January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method, which requires the expensing of employee stock options at fair value. Under the modified prospective method, compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock based compensation expense is recognized net of estimated forfeitures. Results for prior periods have not been restated, as provided for under the modified prospective method. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic method of valuing share-based payment transactions allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock option grant prices equaled market prices on the dates of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by the original provisions of SFAS No. 123, stock-based compensation was historically reported as a pro forma disclosure in the notes to the consolidated financial statements.

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

For the year ended December 31, 2007 and 2006, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $3.5 million and $3.1 million before provision for income taxes, respectively. The Company recorded a tax benefit of approximately $1.4 million and $1.2 million related to the aforementioned stock-based compensation expenses. For the years ended December 31, 2007 and 2006, the stock-based compensation expenses, net of taxes, reduced net income by $2.1 million and $1.9 million, respectively or $0.08 per diluted share for both periods.

The following table shows on a pro forma basis the effect on net income and earnings per share for the year ended December 31, 2005 had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant in accordance with SFAS No. 123R:

(in thousands, except per share amounts)	Year Ended December, 31 2005
Net Income, as reported	$40,819
Pro Forma Compensation Charge	(1,543)

Pro Forma Net Income	$39,276

Earnings Per Share:
Basic—as reported	$1.65
Basic—pro forma	1.59
Diluted—as reported	1.61
Diluted—pro forma	1.55

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected term (in years)	5.0	5.2	5.5
Expected volatility	29.6%	30.1%	37.8%
Expected dividend yields	2.3%	2.0%	2.3%
Risk-free interest rates	4.6%	4.4%	3.9%

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

The weighted average fair value per share of grants at grant dates was $8.46, $8.37 and $7.75 during the years ended 2007, 2006 and 2005, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a significant effect on the Company’s financial condition, or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a significant effect on its financial condition, or results of operations.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS Nos. 141(R) and 160 will have on its financial condition and results of operations. We expect the impact to be limited to any business combination transactions that occur after December 31, 2008.

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

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2007	2006
Gross minimum lease payments receivable	$3,114	$4,588
Less—unearned interest	(430)	(747)

Net investment in sales type lease receivables	$2,684	$3,841

As of December 31, 2007, the future minimum lease payments under non-cancelable leases to be received in 2008 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2008	$2,287
2009	504
2010	269
2011	44
2012	10
2013 and thereafter	—

Total minimum future lease payments	$3,114

NOTE 4.	NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2007	2006
5.08% Senior Notes due in 2011	$48,000	$60,000
Unsecured Revolving Lines of Credit	149,729	105,557

	$197,729	$165,557

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes (“Notes”) due in 2011. Interest on these Notes is due semi-annually in arrears and the principal is due in five equal annual installments with first payment made on June 2, 2007. Among other restrictions, the Note Agreement, under which the Notes were sold, requires the Company to maintain a minimum tangible net worth, funded debt to EBITDA ratios and rolling fixed charge ratios relative to EBITDA similar to the $190.0 million unsecured line of credit agreement described below. At December 31, 2007, the Company was in compliance with all covenants related to the Note Agreement.

Revolving Lines of Credit

In July 2005, the Company increased its unsecured line of credit from $130.0 million to $190.0 million and extended the term of the credit agreement (the “Credit Agreement”) through June 30, 2008. The Company increased its borrowings under this line by $48.0 million during 2007, and at December 31, 2007 the outstanding borrowings under this line were $149.5 million. The Credit Agreement requires the Company to pay interest at the prime rate or, at the Company’s election, at other rate options available under the Agreement. In addition, the Company pays a commitment fee on the daily average unused portion of the available line. Among other restrictions, the Credit Agreement requires the Company to:

(1)	maintain a minimum net worth of $127.5 million plus 50% of all net income generated subsequent to December 31, 2003 plus 90% of the gross proceeds of any new stock issuance proceeds, which was $215.4 million at December 31, 2007 (at December 31, 2007 actual was $242.2 million);

(2)	maintain a leverage ratio of funded debt to Adjusted EBITDA (as defined) not to exceed 2.25 during specified periods (at December 31, 2007 the ratio was 1.43); and

(3)	maintain a fixed charge coverage of Adjusted EBITDA (as defined) to fixed charges of at least 2.00 during specified periods (at December 31, 2007 the ratio was 3.22).

At December 31, 2007, the Company was in compliance with these covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants and has the capacity to borrow up to an additional $45.3 million under the existing bank lines of credit.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2007	2006
Maximum amount outstanding	$149,729	$136,893
Average amount outstanding	$127,804	$117,621
Weighted average interest rate, during the period	6.18%	6.47%
Weighted average interest rate, end of period	6.01%	6.31%
Prime interest rate, end of period	7.25%	8.25%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Current	$16,228	$16,135	$21,188
Deferred	11,109	8,074	3,461

	$27,337	$24,209	$24,649

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	2.3	2.6
Other	—	(0.4)	(0.1)

	39.2%	36.9%	37.5%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2007	2006
Deferred Tax Liabilities:
Accelerated Depreciation	$120,870	$108,718
Prepaid Costs Currently Deductible	5,243	4,713
Other	1,263	1,111

Total Deferred Tax Liabilities	127,376	114,542
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	5,322	4,555
Deferred Revenues	2,035	2,799
Allowance for Doubtful Accounts	543	389
Other	3,590	2,446

Total Deferred Tax Assets	11,490	10,189

Deferred Income Taxes, net	$115,886	$104,353

In 2007, 2006 and 2005 the Company obtained an excess tax benefit of $1,380,000, $1,047,000 and $1,282,000 respectively, from the exercise of non-qualified options and early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

In July 2006, FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance SFAS No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition, or results of operation.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant.

NOTE 6.	BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remain available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, are reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The awards have a maximum term of 10 years. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaces the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”). The 2000 Plan, under which no awards have been granted, only provided for the grant of stock bonuses to officers and key employees.

As of December 31, 2007, a cumulative total of 4,224,500 shares subject to options have been granted with exercise prices ranging from $7.81 to $34.28. Of these, options have been exercised for the purchase of 1,528,654 shares, while options for 522,500 shares have been terminated, and options for 2,173,346 shares remain outstanding under the stock plans. Most of these options vest over five years and expire ten years after grant. To date, no options have been issued to any of McGrath RentCorp’s non-employee advisors. As of December 31, 2007, 2,173,000 shares remain available for issuance of awards under the stock plans.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2007 are as follows:

	Year Ended December 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	2,015,219	$20.72	1,852,054	$17.30	1,481,604	$13.27
Options granted during the year	574,000	31.27	486,500	29.28	686,000	23.48
Options exercised during the year	(285,273)	14.70	(280,855)	12.78	(290,550)	11.44
Options terminated during the year	(130,600)	20.54	(42,450)	22.24	(25,000)	20.11

Options outstanding at December 31,	2,173,346	24.30	2,015,219	20.72	1,852,054	17.30

Options exercisable at December 31,	952,846	20.56	825,944	17.87	515,904	11.99

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2007 and 2006 was $3.2 million and $20.0 million, respectively, and having a weighted average remaining contract life of 6.73 years and 7.65 years, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2007 and 2006 was $4.9 million and $10.5 million, respectively, and having a weighted average remaining contract life of 6.56 years and 6.92 years, respectively. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $4.1 million, $4.0 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, determined as of the date of option exercise. As of December 31, 2007, there was approximately $7.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock plans, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 5 –10	55,200	2.56	$9.02	55,200	$9.02
10 –15	211,677	5.00	11.94	175,802	11.97
15 –20	268,550	6.34	15.71	153,300	15.51
20 –25	503,869	7.09	22.27	294,719	22.25
25 –30	604,050	8.03	29.34	272,825	29.41
30 –35	530,000	6.25	31.39	1,000	31.28

5 – 35	2,173,346	6.73	24.30	952,846	20.56

Employee Stock Ownership Plan

In 1985, the Company established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, the Company makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $1,400,000 for 2007 and $1,300,000 for each of2006 and 2005.

Long -Term Bonus Plans

In 1991, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “1990 LTB Plan”) under which shares of common stock could be granted to officers and key employees. The stock bonuses granted under the 1990 LTB Plan are evidenced by written stock bonus agreements covering specified performance periods. The 1990 LTB Plan provided for the grant of stock bonuses upon achievement of certain financial goals during a specified period. Stock bonuses earned under the 1990 LTB Plan vested over four years from the grant date contingent on the employee’s continued employment with the Company. As of December 31, 2007, a cumulative total of 420,486 shares of common stock had been granted, of which all shares are vested. The 1990 LTB Plan expired in December 1999 and no further grants of common stock can occur under the 1990 LTB Plan. In 2000, the Board of Directors adopted a Long-Term Stock Bonus Plan (the “2000 LTB Plan”) under which 800,000 shares of common stock were reserved for grant to officers and key employees. The terms of the 2000 LTB Plan are the same as the 1990 Plan described above. As of December 31, 2007, no shares of common stock had been granted or vested under the 2000 LTB Plan. Compensation expense in 2005 under the plans was $44,000, and was based on a combination of the anticipated number of shares to be granted, the amount of vested shares

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously issued and fluctuations in market price of the Company’s common stock. There was no compensation expense under these plans in 2007 and 2006. As of December 31, 2007, 2006, and 2005 there were no unvested shares and the 2007 Plan replaced the 2000 Plan and no additional grants will be made under this plan.

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

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $31,000, $32,000 and $35,000 in 2007, 2006 and 2005, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through block transactions at such repurchase price as the officers deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During 2007 and 2006, the Company repurchased 797,643 and 22,733 shares of common stock for an aggregate repurchase price of $20,188,000 and $526,000 or an average price of $25.31 and $23.14 per share, respectively. During 2005 there were no repurchases of common stock. As of December 31, 2007, a total of 1,179,624 shares remain authorized for repurchase.

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

(in thousands)

Year Ended December 31,
2008	$838
2009	153
2010	143
2011 (no lease terms extend beyond 2010)	—

$1,134

Rent expense was $1,128,000, $873,000 and $779,000 in 2007, 2006 and 2005, respectively.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	ACQUISITION

In November 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California. The stock purchase was for $3.8 million in cash and increased the Company’s ownership of Enviroplex from 81.1% to 100%. The purchase was accounted for in accordance with SFAS No. 141 “Business Combinations”, with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of acquisition. With the exception of land, the assets and liabilities acquired had a cost basis that approximated fair value. The cost basis of the Enviroplex land was increased by $0.2 million to reflect estimated fair value.

NOTE 10. SEGMENT	REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular, TRS-RenTelco and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular and TRS-RenTelco, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2007, 2006 and 2005, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Mobile Modular	TRS-RenTelco	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2007
Rental Revenues	$100,541	$84,776	$—	$185,317
Rental Related Services Revenues	32,982	1,731	—	34,713
Sales and Other Revenues	30,003	19,727	10,649	60,379
Total Revenues	163,526	106,234	10,649	280,409
Depreciation of Rental Equipment	12,383	39,259	—	51,642
Gross Profit	83,777	43,643	3,136	130,556
Interest Expense (Income) Allocation	7,575	3,705	(561)	10,719
Income before Provision for Income Taxes	49,164	19,730	917	69,811
Rental Equipment Acquisitions	33,752	68,230	—	101,982
Accounts Receivable, net (period end)	40,928	21,777	4,356	67,061
Rental Equipment, at cost (period end)	475,077	232,349	—	707,426
Rental Equipment, net book value (period end)	358,017	127,997	—	486,014
Utilization (period end)[2]	82.8%	69.3%
Average Utilization[2]	82.3%	68.3%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Mobile Modular	TRS-RenTelco	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2006
Rental Revenues	$91,124	$77,816	$—	$168,940
Rental Related Services Revenues	29,913	1,686	—	31,599
Sales and Other Revenues	34,938	19,196	12,393	66,527
Total Revenues	155,975	98,698	12,393	267,066
Depreciation of Rental Equipment	10,898	34,455	—	45,353
Gross Profit	76,252	41,642	3,932	121,826
Interest Expense (Income) Allocation	7,907	3,385	(532)	10,760
Income before Provision for Income Taxes	43,439	19,827	2,301	65,567
Rental Equipment Acquisitions	53,196	51,336	—	104,532
Accounts Receivable, net (period end)	35,314	19,652	4,868	59,834
Rental Equipment, at cost (period end)	451,828	186,673	—	638,501
Rental Equipment, net book value (period end)	343,590	107,752	—	451,342
Utilization (period end)[2]	81.4%	66.4%
Average Utilization[2]	82.9%	69.6%

2005
Rental Revenues	$81,180	$71,136	$—	$152,316
Rental Related Services Revenues	25,053	1,407	—	26,460
Sales and Other Revenues	49,732	33,110	10,562	93,404
Total Revenues	155,965	105,653	10,562	272,180
Depreciation of Rental Equipment	9,587	34,591	—	44,178
Gross Profit	72,741	37,042	3,656	113,439
Interest Expense (Income) Allocation	5,679	2,475	(264)	7,890
Income before Provision for Income Taxes	46,794	17,211	1,725	65,730
Rental Equipment Acquisitions	77,174	37,393	—	114,567
Accounts Receivable, net (period end)	36,069	23,291	4,342	63,702
Rental Equipment, at cost (period end)	408,227	154,708	—	562,935
Rental Equipment, net book value (period end)	307,822	98,611	—	406,433
Utilization (period end)[2]	83.5%	68.9%
Average Utilization[2]	84.9%	66.2%
1	Gross Enviroplex sales revenues were $11,755,000, $15,017,000 and $17,418,000 in 2007, 2006 and 2005, respectively, which includes inter-segment sales to Mobile Modular of $1,106,000, $2,624,000 and $6,856,000, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2007, 2006 and 2005. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. QUARTERLY	FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2007 is summarized below:

(in thousands, except per share amounts)	2007
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$43,308	$44,995	$47,659	$49,355	$185,317
Total Revenues	60,753	67,447	80,751	71,458	280,409
Gross Profit	29,517	30,352	35,391	35,296	130,556
Income from Operations	17,869	17,745	22,283	22,633	80,530
Income Before Provision for Income Taxes	15,248	14,913	19,621	20,029	69,811
Net Income	9,328	9,085	11,877	12,120	42,410
Earnings Per Share:
Basic	$0.37	$0.36	$0.47	$0.48	$1.68
Diluted	$0.37	$0.36	$0.46	$0.48	$1.67
Dividends Declared Per Share	$0.18	$0.18	$0.18	$0.18	$0.72
Shares Used in Per Share Calculations:
Basic	25,114	25,233	25,342	25,235	25,231
Diluted	25,387	25,491	25,607	25,373	25,443
Balance Sheet Data
Rental Equipment, net	$462,910	$474,407	$481,335	$486,014	$486,014
Total Assets	597,439	614,309	642,311	642,206	642,206
Notes Payable	174,217	185,981	184,500	197,729	197,729
Shareholders’ Equity	238,313	246,575	255,663	244,031	244,031

	2006
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$39,671	$41,168	$43,896	$44,205	$168,940
Total Revenues	57,856	60,673	77,875	70,662	267,066
Gross Profit	26,703	26,289	35,510	33,324	121,826
Income from Operations	15,149	15,487	24,232	21,459	76,327
Income Before Provision for Income Taxes	12,796	12,714	21,273	18,784	65,567
Net Income	7,837	8,669	12,675	11,897	41,078
Earnings Per Share:
Basic	$0.32	$0.35	$0.51	$0.48	$1.65
Diluted	$0.31	$0.34	$0.50	$0.47	$1.63
Dividends Declared Per Share	$0.16	$0.16	$0.16	$0.16	$0.64
Shares Used in Per Share Calculations:
Basic	24,866	24,956	24,960	25,008	24,948
Diluted	25,604	25,209	25,152	25,313	25,231
Balance Sheet Data
Rental Equipment, net	$425,488	$442,600	$445,224	$451,342	$451,342
Total Assets	548,613	570,740	584,234	585,542	585,542
Notes Payable	176,500	189,500	178,057	165,557	165,557
Shareholders’ Equity	204,983	210,604	219,548	230,792	230,792

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS	AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 49.

ITEM 9B. OTHER	INFORMATION.

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2008, which will be filed with the Securities and Exchange Commission by not later than April 29, 2008.

ITEM 11. EXECUTIVE	COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2008, which will be filed with the Securities and Exchange Commission by not later than April 29, 2008.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2008, which will be filed with the Securities and Exchange Commission by not later than April 29, 2008.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2008, which will be filed with the Securities and Exchange Commission by not later than April 29, 2008.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2008, which will be filed with the Securities and Exchange Commission by not later than April 29, 2008.

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

Date: February 25, 2008	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 25, 2008

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 25, 2008

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 25, 2008

/s/ Joan M. McGrath JOAN M. McGRATH	Director	February 25, 2008

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board	February 25, 2008

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 25, 2008

/s/ Ronald H. Zech RONALD H. ZECH	Director	February 25, 2008

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on December 28, 2007	Filed as exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 28, 2007), incorporated herein by reference.

4.1	Note Purchase Agreement	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

4.1.1	Schedule of Notes with Sample Note	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (filed August 11, 1998), and incorporated herein by reference.

4.2	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.2.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.3.1	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.4	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5	Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of May 7, 2004.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.5.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of July 11, 2005.	Filed as exhibit 10.15 to the Company’s Current Report on Form 8-K (filed June 15, 2005) and incorporated herein by reference.

4.5.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement by and among the Company, certain banks that are parties thereto, and Union Bank of California, N.A., dated as of May 28, 2006.	Filed as exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.6	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated May 13, 2004.	Filed as exhibit 10.16 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.6.1	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., effective as of July 11, 2005.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.6.2	$5,000,000 Credit Line Note, dated May 13, 2004.	Filed as exhibit 10.17 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

Number	Description	Method of Filing

4.6.3	$5,000,000 Credit Line Note, dated July 11, 2005.	Filed as exhibit 10.18 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.3.1	Exemplar Long-Term Stock Bonus Agreement under Long-Term Stock Bonus Plan	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (filed March 28, 1991), and incorporated herein by reference.

10.4	2000 Long-Term Stock Bonus Plan	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.4.1	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for the 2000-2002 Programs	Filed as exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 30, 2001), and incorporated herein by reference.

10.4.2	Exemplar Long-Term Stock Bonus Agreement under 2000 Long-Term Stock Bonus Plan utilized for Programs starting in 2001	Filed as exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.5	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on September 12, 2003	Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.6	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on September 12, 2003	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (filed October 30, 2003), and incorporated herein by reference.

10.7	McGrath RentCorp 2007 Stock Incentive Plan	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.7.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.7.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

21.1	List of Subsidiaries	Filed herewith.

23	Written Consent of Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.