Form 10-Q
period 2008-03-31
MCGRATH RENTCORP
filed 2008-05-08
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 8, 2008, 23,634,514 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida, North Carolina, Georgia and other new markets in the U.S.; the Company’s expectation that the first phase of its ERP upgrade project will be completed in late 2008 and the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of March 31, 2008, and the related statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, California
May 6, 2008

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
REVENUES
Rental	$48,236	$43,308
Rental Related Services	7,342	7,422

Rental Operations	55,578	50,730
Sales	9,173	9,343
Other	664	680

Total Revenues	65,415	60,753

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	13,418	12,019
Rental Related Services	5,215	5,093
Other	8,090	7,598

Total Direct Costs of Rental Operations	26,723	24,710
Costs of Sales	5,798	6,526

Total Costs	32,521	31,236

Gross Profit	32,894	29,517
Selling and Administrative	13,544	11,648

Income from Operations	19,350	17,869
Interest	2,467	2,621

Income Before Provision for Income Taxes	16,883	15,248
Provision for Income Taxes	6,618	5,947

Income Before Minority Interest	10,265	9,301
Minority Interest in Loss of Subsidiary	—	(27)

Net Income	$10,265	$9,328

Earnings Per Share:
Basic	$0.43	$0.37
Diluted	$0.43	$0.37
Shares Used in Per Share Calculation:
Basic	23,978	25,114
Diluted	24,094	25,387
Cash Dividends Declared Per Share	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements

McGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	March 31, 2008	December 31, 2007
Assets
Cash	$333	$5,090
Accounts Receivable, net of allowance for doubtful accounts of $1,100 in 2008 and $1,400 in 2007	60,378	67,061
Rental Equipment, at cost:
Relocatable Modular Buildings	481,819	475,077
Electronic Test Equipment	242,755	232,349

	724,574	707,426
Less Accumulated Depreciation	(231,329)	(221,412)

Rental Equipment, net	493,245	486,014

Property, Plant and Equipment, net	72,637	66,480
Prepaid Expenses and Other Assets	16,596	17,591

Total Assets	$643,189	$642,236

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$218,755	$197,729
Accounts Payable and Accrued Liabilities	48,489	55,642
Deferred Income	25,293	28,948
Deferred Income Taxes, net	121,641	115,886

Total Liabilities	414,178	398,205

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares
Issued and Outstanding — 23,635 shares in 2008 and 24,578 shares in 2007	41,596	41,917
Retained Earnings	187,415	202,114

Total Shareholders’ Equity	229,011	244,031

Total Liabilities and Shareholders’ Equity	$643,189	$642,236

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,265	$9,328
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	14,050	12,588
Provision for Doubtful Accounts	254	20
Non-Cash Stock Compensation	932	850
Gain on Sale of Rental Equipment	(2,340)	(2,057)
Change In:
Accounts Receivable	6,429	(420)
Prepaid Expenses and Other Assets	995	334
Accounts Payable and Accrued Liabilities	(7,085)	(4,809)
Deferred Income	(3,655)	(4,293)
Deferred Income Taxes	5,755	4,882

Net Cash Provided by Operating Activities	25,600	16,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(21,605)	(27,295)
Purchase of Property, Plant and Equipment	(6,789)	(815)
Proceeds from Sale of Rental Equipment	5,374	5,181

Net Cash Used in Investing Activities	(23,020)	(22,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	21,026	8,660
Proceeds from the Exercise of Stock Options	386	1,407
Excess Tax Benefit from Exercise and Disqualifying
Disposition of Stock Options	25	471
Repurchase of Common Stock	(24,418)	—
Payment of Dividends	(4,356)	(4,016)

Net Cash Provided by (Used in) Financing Activities	(7,337)	6,522

Net Increase (Decrease) in Cash	(4,757)	16
Cash Balance, beginning of period	5,090	349

Cash Balance, end of period	$333	$365

Interest Paid, during the period	$2,160	$1,904

Income Taxes Paid, during the period	$838	$594

Dividends Declared, not yet paid	$4,727	$4,533

Rental Equipment Acquisitions, not yet paid	$9,482	$8,847

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the three months ended March 31, 2008 and 2007 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results for the three months ended March 31, 2008 should not be considered as necessarily indicative of the consolidated results for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) on January 1, 2008. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The adoption of SFAS No. 157 did not have an impact on the Company’s financial condition, or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) became effective on January 1, 2008. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not choose to measure any financial instruments or other items in accordance with the provisions of SFAS 159.

In December 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009. The Company does not currently have any noncontrolling interest in subsidiaries and does not believe the adoption of SFAS No. 160 will materially impact the presentation of the financial results of the Company.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2008 and 2007 was 115,637 and 273,170, respectively. As of March 31, 2008 and 2007, stock options to purchase 1,133,575 and 479,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

The Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During the three months ended March 31, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. There were no repurchases of common stock during the three months ended March 31, 2007. As of March 31, 2008, 210,878 shares remain authorized for repurchase.

NOTE 4. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular, TRS-RenTelco, and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with Mobile Modular or TRS-RenTelco are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2008 and 2007 for the Company’s reportable segments is shown in the following table:

(in thousands)	Mobile Modular	TRS-RenTelco	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2008
Rental Revenues	$25,915	$22,321	$—	$48,236
Rental Related Services Revenues	6,901	441	—	7,342
Sales and Other Revenues	3,017	4,997	1,823	9,837
Total Revenues	35,833	27,759	1,823	65,415
Depreciation of Rental Equipment	3,240	10,178	—	13,418
Gross Profit	20,311	11,952	631	32,894
Interest Expense (Income) Allocation	1,679	894	(106)	2,467
Income before Provision for Income Taxes	11,705	5,165	13	16,883
Rental Equipment Acquisitions	8,295	15,389	—	23,684
Accounts Receivable, net (period end)	35,860	21,114	3,404	60,378
Rental Equipment, at cost (period end)	481,819	242,755	—	724,574
Rental Equipment, net book value (period end)	362,094	131,151	—	493,245
Utilization (period end) 2	82.3%	68.4%
Average Utilization 2	82.5%	68.8%
2007
Rental Revenues	$23,836	$19,472	$—	$43,308
Rental Related Services Revenues	7,049	373	—	7,422
Sales and Other Revenues	4,328	4,609	1,086	10,023
Total Revenues	35,213	24,454	1,086	60,753
Depreciation of Rental Equipment	2,929	9,090	—	12,019
Gross Profit	19,531	9,927	59	29,517
Interest Expense (Income) Allocation	1,893	878	(150)	2,621
Income (Loss) before Provision for Income Taxes	11,182	4,288	(222)	15,248
Rental Equipment Acquisitions	9,280	17,431	—	26,711
Accounts Receivable, net (period end)	32,586	23,213	4,435	60,234
Rental Equipment, at cost (period end)	459,184	199,699	—	658,883
Rental Equipment, net book value (period end)	348,689	114,221	—	462,910
Utilization (period end) 2	81.5%	66.9%
Average Utilization 2	81.3%	66.6%

1	Gross Enviroplex sales revenues were $2,523 and $1,103 for the three months ended March 31, 2008 and 2007, respectively, which includes inter-segment sales to MMMC of $700 and $17, respectively, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2008 and 2007. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2008.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division and; (3) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the three months ended March 31, 2008, Mobile Modular, TRS-RenTelco and Enviroplex contributed 69%, 31% and 0% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 73%, 28% and negative 1% for the same period in 2007. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for ongoing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure both types of rental equipment are maintained in good operating condition.

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, and the demand for classrooms such as the Company provides, to be postponed or terminated. However, reduced expenditures may in fact result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 85% and 84% of consolidated revenues in the three months ended March 31, 2008 and 2007, respectively. Of the total rental operations revenue for the three months ended March 31, 2008 and 2007, Mobile Modular and Enviroplex comprised 59% and 61%, respectively and TRS-RenTelco comprised 41% and 39%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells modular and electronic test equipment that is new, previously rented, or manufactured by Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2008 and 2007, sales and other revenues of modular and electronic test equipment comprised approximately 15% and 16%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2008 and 2007, Mobile Modular and Enviroplex comprised 49% and 54%, respectively, and TRS-RenTelco comprised 51% and 46%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non–GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the minority interest in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2008	2007	2008	2007
Net Income	$10,265	$9,328	$43,347	$42,569
Minority Interest in Income (Loss) of Subsidiary	—	(27)	91	285
Provision for Income Taxes	6,618	5,947	28,009	25,165
Interest	2,467	2,621	10,565	11,028

Income from Operations	19,350	17,869	82,012	79,047
Depreciation and Amortization	14,050	12,588	55,465	48,666
Non-Cash Stock-Based Compensation	932	850	3,538	3,147

Adjusted EBITDA [1]	$34,332	$31,307	$141,015	$130,860

Adjusted EBITDA Margin [2]	52%	52%	49%	49%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2008	2007	2008	2007
Adjusted EBITDA [1]	$34,332	$31,307	$141,015	$130,860
Interest Paid	(2,160)	(1,904)	(10,973)	(10,913)
Income Taxes Paid	(838)	(594)	(14,668)	(14,493)
Gain on Sale of Rental Equipment	(2,340)	(2,057)	(10,309)	(10,080)
Change in certain assets and liabilities:
Accounts Receivable, net	6,683	(400)	(144)	(9,150)
Prepaid Expenses and Other Assets	995	334	(1,057)	(261)
Accounts Payable and Other Liabilities	(7,417)	(5,970)	(3,527)	3,976
Deferred Income	(3,655)	(4,293)	3,734	1,099

Net Cash Provided by Operating Activities	$25,600	$16,423	$104,070	$91,038

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and other non-cash stock-based compensation.

2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. Under these agreements, the Company is subject to the following financial covenants:

•	Maintain a leverage ratio of funded debt to Adjusted EBITDA (as defined) not to exceed 2.25. At March 31, 2008 the actual ratio was 1.55.

•	Maintain a fixed charge coverage of Adjusted EBITDA to fixed charges of at least 2.00. At March 31, 2008 the actual ratio was 3.26.

At March 31, 2008, the Company was in compliance with these covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 21, 2008, the Company announced that the board of directors declared a cash dividend of $0.20 per common share for the quarter ended March 31, 2008, and increase of 11% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2008 Compared to

Three Months Ended March 31, 2007

Overview

Consolidated revenues for the three months ended March 31, 2008 increased 8% to $65.4 million, from $60.8 million for the same period in 2007. Consolidated net income for the quarter increased $0.9 million, or 10% to $10.3 million, or $0.43 per diluted share, from $9.3 million, or $0.37 per diluted share, for the same period in 2007.

For the three months ended March 31, 2008, on a consolidated basis:

•

Gross profit increased $3.4 million, or 11%, to $32.9 million, with gross profit of Mobile Modular increasing $0.8 million, or 4%, and TRS-RenTelco increasing $2.0 million, or 20%, primarily due to higher gross profit on rental revenues in each division. Enviroplex gross profit increased by $0.6 million.

•

Selling and administrative expenses increased $1.9 million, or 16% to $13.5 million from $11.6 million in the same period in 2007, primarily due to higher personnel and employee benefit costs, increased bad debt expense and higher travel and advertising costs.

•	Interest expense decreased $0.1 million, to $2.5 million due to 23% lower net average interest rates (4.7% compared to 6.1% in 2007) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 69% and 31%, respectively, compared to 73% and 28%, respectively, for the comparable 2007 period. These results are discussed on a segment basis below.

•	Adjusted EBITDA increased $3.0 million, or 10%, to $34.3 million compared to $31.3 million in 2007, with Mobile Modular and TRS-RenTelco increasing $0.7 million and $2.1 million, respectively.

Mobile Modular

For the three months ended March 31, 2008, Mobile Modular’s total revenues increased $0.6 million, or 2%, to $35.8 million from the same period in 2007, due to $1.9 million higher rental and rental related services revenues, partly offset by $1.3 million lower sales revenues during the quarter. The revenue increase and higher gross margin on rental revenues and sales resulted in an increase in pre-tax income of $0.5 million, or 5%, to $11.7 million for the quarter ended March 31, 2008, from $11.2 million for the same period in 2007.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

Mobile Modular – Q1 2008 compared to Q1 2007 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2008	2007	$	%
Revenues
Rental	$25,915	$23,836	$2,079	9%
Rental Related Services	6,901	7,049	(148)	-2%

Rental Operations	32,816	30,885	1,931	6%
Sales	2,872	4,166	(1,294)	-31%
Other	145	162	(17)	-11%

Total Revenues	$35,833	$35,213	$620	2%

Gross Profit
Rental	$17,167	$15,742	$1,425	9%
Rental Related Services	2,069	2,320	(251)	-11%

Rental Operations	19,236	18,062	1,174	7%
Sales	930	1,307	(377)	-29%
Other	145	162	(17)	-11%

Total Gross Profit	$20,311	$19,531	$780	4%

Pre-tax Income	$11,705	$11,182	$523	5%

Other Information
Depreciation of Rental Equipment	$3,240	$2,929	$311	11%
Interest Expense Allocation	$1,679	$1,893	$(214)	-11%
Average Rental Equipment [1]	$451,325	$412,202	$39,123	10%
Average Rental Equipment on Rent [1]	$372,186	$335,017	$37,169	11%
Average Monthly Total Yield [2]	1.91%	1.93%		-1%
Average Utilization [3]	82.5%	81.3%		1%
Average Monthly Rental Rate [4]	2.32%	2.37%		-2%
Period End Rental Equipment [1]	$452,801	$413,227	$39,574	10%
Period End Utilization [3]	82.3%	81.5%		1%
Period End Floors [1]	26,460	24,910	1,550	6%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2008 increased $0.8 million, or 4%, to $20.3 million from $19.5 million for the same period in 2007. For the three months ended March 31, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues - Rental revenues increased $2.1 million, or 9%, over 2007, primarily due to the continued education market demand for classrooms. The rental revenues increase was due to a 10% increase in average rental equipment, partly offset by lower average total yield as lower rental rate was partly offset by higher average utilization. As a percentage of rental revenues, depreciation was 13% in 2008 and 12% in 2007 and other direct costs decreased from 22% in 2007 to 21% in 2008, which resulted in gross margin percentage of 66% in 2008 and 2007. The higher rental revenues and comparable rental margins, resulted in gross profit on rental revenues increasing $1.4 million, or 9%, to $17.2 million in 2008.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.1 million, or 2%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and lower revenues from services rendered during the lease during 2008 as compared to 2007. The lower revenues and lower gross margin percentage resulted in rental related services gross profit decreasing $0.2 million, or 11%, to $2.1 million from $2.3 million in 2007.

•

Gross Profit on Sales – Sales revenues decreased $1.3 million, or 31%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues were partly offset by a higher gross margin percentage, 32% in 2008 compared to 31% in 2007, which resulted in gross profit on sales decreasing $0.4 million, or 29%, to $0.9 million in 2008 from $1.3 million in 2007.

For the three months ended March 31, 2008, selling and administrative expenses increased $0.5 million, or 7%, to $6.9 million from $6.4 million in the same period in 2007, primarily due to headcount additions to support business growth and higher personnel and employee benefit costs.

TRS-RenTelco

For the three months ended March 31, 2008, TRS-RenTelco’s total revenues increased $3.3 million, or 14%, to $27.8 million compared to the same period in 2007, due to higher rental and sales revenues. Pre-tax income increased $0.9 million, or 21%, for the three months ended March 31, 2008 to $5.2 million from $4.3 million for the same period of 2007, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarter over quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

TRS-RenTelco – Q1 2008 compared to Q1 2007 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2008	2007	$	%
Revenues
Rental	$22,321	$19,472	$2,849	15%
Rental Related Services	441	373	68	18%

Rental Operations	22,762	19,845	2,917	15%
Sales	4,478	4,091	387	10%
Other	519	518	1	0%

Total Revenues	$27,759	$24,454	$3,305	14%

Gross Profit
Rental	$9,561	$7,949	$1,612	20%
Rental Related Services	58	9	49	nm

Rental Operations	9,619	7,958	1,661	21%
Sales	1,814	1,451	363	25%
Other	519	518	1	0%

Total Gross Profit	$11,952	$9,927	$2,025	20%

Pre-tax Income	$5,165	$4,288	$877	21%

Other Information
Depreciation of Rental Equipment	$10,178	$9,090	$1,088	12%
Interest Expense Allocation	$894	$878	$16	2%
Average Rental Equipment [1]	$235,122	$191,574	$43,548	23%
Average Rental Equipment on Rent [1]	$161,658	$127,567	$34,091	27%
Average Monthly Total Yield [2]	3.16%	3.39%		-7%
Average Utilization [3]	68.8%	66.6%		3%
Average Monthly Rental Rate [4]	4.60%	5.09%		-10%
Period End Rental Equipment [1]	$238,960	$197,980	$40,980	21%
Period End Utilization [3]	68.4%	66.9%		2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm	= Not Meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2008 increased $2.0 million, or 20% to $11.9 million from $9.9 million for the same period in 2007. For the quarter ended March 31, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.8 million, or 15%, as compared to 2007, with depreciation expense increasing $1.1 million, or 12%, resulting in increased gross profit on rental revenues of $1.6 million, or 20%, to $9.6 million as compared to 2007. The increase in gross profit on rental revenues is primarily due to 23% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as average rental rates decreased 10% and utilization of rental equipment increased 3% in 2008 compared to 2007. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 10% to $4.5 million in 2008, as compared to $4.1 million in 2007. Gross margin percentage was 40% in 2008, compared to 35% in 2007, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing 25% to $1.8 million from $1.5 million in 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2008, selling and administrative expenses increased $1.1 million, or 24%, to $5.9 million from $4.8 in the same period in 2007 due to headcount additions to support business growth, higher personnel and employee benefit costs and higher marketing and administrative costs.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2008 compared to the same period in 2007 are summarized as follows:

Cash Flow from Operating Activities: The Company’s operations provided net cash flow of $25.6 million, an increase of 56% in 2008 as compared to $16.4 million in 2007. The $9.2 million increase in net cash provided by operating activities was primarily attributable to the reduction of accounts receivable and improved results of operations in 2008, partly offset by other balance sheet changes.

Cash Flow from Investing Activities: Net cash used in investing activities was $23.0 million in 2008 compared to $22.9 million in 2007. The $0.1 million increase was primarily due to the $6.0 million increase in construction in progress offset by $5.7 million lower rental equipment purchases of $21.6 million compared to $27.3 million in 2007.

Cash Flow from Financing Activities: Net cash used in financing activities was $7.3 million in 2008, compared to net cash provided by financing activities of $6.5 million in 2007. The $13.8 million increase in net cash used in financing activities was primarily due to $12.4 million increased borrowings under the Company’s bank lines of credit during 2008 compared to 2007 primarily due to payment for repurchase of common stock of $24.4 million, partly offset by $9.2 million higher cash flows provided by operations in 2008 compared to 2007.

The Company had total liabilities to equity ratios of 1.81 to 1 and 1.63 to 1 as of March 31, 2008 and December 31, 2007, respectively. The debt (notes payable) to equity ratios were 0.96 to 1 and 0.81 to 1 as of March 31, 2008 and December 31, 2007, respectively. The Company’s credit facility related to its cash management services facilitates automatic borrowings and repayments with the bank on a daily basis depending on the Company’s cash position and allows the Company to maintain minimal cash balances. At March 31, 2008, the Company had unsecured lines of credit that permit it to borrow up to $195.0 million of which $170.8 million was outstanding and has capacity to borrow up to an additional $24.2 million. These unsecured lines of credit expire June 30, 2008. The Company is currently working with its lenders and other financial institutions to replace and extend the term of its credit facility.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the three months ended March 31, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. There were no repurchases of common stock in the three months ending March 31, 2007. As of May 8, 2008, 210,878 shares remain authorized for repurchase

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

During June 2005, we entered into an agreement with Rental Result, a rental software application provider, to support the transition of our modular business, certain aspects of our electronic test equipment business and our accounting systems to their platform. This is a multi-year project and we expect the first phase of the project to be completed in late 2008. The new ERP and upgrades to our IT infrastructure will result in higher selling and administrative costs in 2008 and beyond. These information system upgrades are important to serve and support our strategic growth.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.7 million per year for each 1% increase in the average interest rate we pay, based on the $170.8 million balance of variable rate debt outstanding at March 31, 2008. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

Some of our larger national competitors in the modular building leasing industry, notably Williams Scotsman International, Inc. and Modspace, formed in 2007 by the combination of the former GE Capital Modular Space and Resun Space Solutions, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular equipment returning from leases.

As of March 31, 2008, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Dividends

On February 21, 2008 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.20 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: May 8, 2008	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer