Form 10-Q
period 2008-06-30
MCGRATH RENTCORP
filed 2008-08-07
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 7, 2008, 23,657,318 shares of Registrant’s Common Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of June 30, 2008, and the related statements of income for the three-month periods ended June 30, 2008 and 2007 and the statements of income and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

San Francisco, California

August 5, 2008

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
REVENUES
Rental	$48,846	$44,995	$97,082	$88,303
Rental Related Services	7,490	8,598	14,832	16,020

Rental Operations	56,336	53,593	111,914	104,323
Sales	17,001	13,224	26,174	22,567
Other	616	630	1,280	1,310

Total Revenues	73,953	67,447	139,368	128,200

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14,044	12,730	27,462	24,749
Rental Related Services	5,536	6,166	10,751	11,259
Other	9,591	8,996	17,681	16,594

Total Direct Costs of Rental Operations	29,171	27,892	55,894	52,602
Costs of Sales	11,667	9,203	17,465	15,729

Total Costs	40,838	37,095	73,359	68,331

Gross Profit	33,115	30,352	66,009	59,869
Selling and Administrative Expenses	14,230	12,607	27,774	24,255

Income from Operations	18,885	17,745	38,235	35,614
Interest Expense	2,291	2,832	4,758	5,453

Income Before Provision for Income Taxes	16,594	14,913	33,477	30,161
Provision for Income Taxes	6,505	5,816	13,123	11,763

Income Before Minority Interest	10,089	9,097	20,354	18,398
Minority Interest in Income (Loss) of Subsidiary		12		(15)

Net Income	$10,089	$9,085	$20,354	$18,413

Earnings Per Share:
Basic	$0.43	$0.36	$0.85	$0.73
Diluted	$0.42	$0.36	$0.85	$0.72
Shares Used in Per Share Calculation:
Basic	23,641	25,233	23,810	25,174
Diluted	23,890	25,491	23,977	25,431
Cash Dividends Declared Per Share	$0.20	$0.18	$0.40	$0.36

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
(in thousands)
Assets
Cash	$1,302	$5,090
Accounts Receivable, net of allowance for doubtful accounts of $1,300 in 2008 and $1,400 in 2007	68,717	67,061
Rental Equipment, at cost:
Relocatable Modular Buildings	492,774	475,077
Electronic Test Equipment	256,267	232,349

	749,041	707,426
Less Accumulated Depreciation	(240,529)	(221,412)

Rental Equipment, net	508,512	486,014

Property, Plant and Equipment, net	76,501	66,480
Prepaid Expenses and Other Assets	19,698	17,591

Total Assets	$674,730	$642,236

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$234,725	$197,729
Accounts Payable and Accrued Liabilities	53,784	55,642
Deferred Income	24,021	28,948
Deferred Income Taxes, net	126,462	115,886

Total Liabilities	438,992	398,205

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares
Issued and Outstanding — 23,657 shares in 2008 and 24,578 shares in 2007	42,968	41,917
Retained Earnings	192,770	202,114

Total Shareholders’ Equity	235,738	244,031

Total Liabilities and Shareholders’ Equity	$674,730	$642,236

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,354	$18,413
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	28,749	25,902
Provision for Doubtful Accounts	654	430
Non-Cash Stock-Based Compensation	1,919	1,704
Gain on Sale of Rental Equipment	(4,824)	(4,350)
Change In:
Accounts Receivable	(2,312)	(4,755)
Prepaid Expenses and Other Assets	(2,107)	(1,047)
Accounts Payable and Accrued Liabilities	(2,725)	(4,434)
Deferred Income	(4,927)	(7,391)
Deferred Income Taxes	10,576	4,303

Net Cash Provided by Operating Activities	45,357	28,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(54,665)	(54,965)
Purchase of Property, Plant and Equipment	(11,308)	(1,511)
Proceeds from Sale of Rental Equipment	12,558	11,040

Net Cash Used in Investing Activities	(53,415)	(45,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	36,996	20,424
Proceeds from the Exercise of Stock Options	663	3,374
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	133	1,385
Repurchase of Common Stock	(24,418)	—
Payment of Dividends	(9,104)	(8,550)

Net Cash Provided by Financing Activities	4,270	16,633

Net Decrease in Cash	(3,788)	(28)
Cash Balance, beginning of period	5,090	349

Cash Balance, end of period	$1,302	$321

Interest Paid, during the period	$5,059	$5,632

Income Taxes Paid, during the period	$2,415	$6,076

Dividends Declared, not yet paid	$4,713	$4,558

Rental Equipment Acquisitions, not yet paid	$10,432	$8,970

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial information for the six months ended June 30, 2008 and 2007 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The consolidated results for the six months ended June 30, 2008 should not be considered as necessarily indicative of the consolidated results for the entire year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) on January 1, 2008. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The adoption of SFAS No. 157 did not have any significant impact on the Company’s financial condition, or results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009. The Company is currently evaluating the impact of the pending adoption of SFAS No. 141(R) on its consolidated financial statements. The Company does not currently have any noncontrolling interest in subsidiaries and does not believe the adoption of SFAS No. 160 will materially impact the presentation of the financial results of the Company.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three and six months ended June 30, 2008 and 2007 was 248,143 and 257,498 and 166,637 and 257,925 shares, respectively. As of June 30, 2008 and 2007, stock options to purchase 1,105,000 and 500,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the quarter and the effect would have been anti-dilutive.

On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. There were no repurchases of common stock during the three and six months ended June 30, 2007. As of June 30, 2008, 2,000,000 shares remain authorized for repurchase.

NOTE 4. NOTES PAYABLE

In May 2008, the Company entered into a credit facility with a syndicate of banks (the “New Credit Facility”). The five-year facility matures on May 14, 2013 and replaces the Company’s prior $190.0 million line of credit. The New Credit Facility provides for a $350.0 million unsecured revolving credit facility, which includes a $25.0 million sub-limit for the issuance of standby letters of credit and a $10.0 million sub-limit for swing-line loans. The New Credit Facility requires the Company to pay interest determined by reference to the Consolidated Leverage ratio (as defined). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The New Credit Facility contains financial covenants requiring the Company to not: (1) permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00; (2) permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00; and (3) permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive fiscal quarters to be greater than 2.50 to 1.00 (provided that, for the three fiscal quarters immediately following the occurrence of a Material Transaction (as defined), the Consolidated Leverage Ratio (calculated on a pro forma basis giving effect to such Material Transaction) shall not exceed 3.00 to 1.00).

In June 2008, the Company entered into a Credit Facility Letter Agreement with Union Bank of California, N.A. and a Credit Line Note in favor of Union Bank of California, N.A., extending its $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank of California, N.A. for its cash management services.

At June 30, 2008, the Company was in compliance with all covenants related to the New Credit Facility and had the capacity to borrow an additional $156.3 million under its lines of credit.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular, TRS-RenTelco, and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with Mobile Modular or TRS-RenTelco are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2008 and 2007 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2008
Rental Revenues	$51,192	$45,890	$—	$97,082
Rental Related Services Revenues	13,930	902	—	14,832
Sales and Other Revenues	8,037	12,945	6,472	27,454
Total Revenues	73,159	59,737	6,472	139,368
Depreciation of Rental Equipment	6,488	20,974	—	27,462
Gross Profit	39,276	24,296	2,437	66,009
Interest Expense (Income) Allocation	3,220	1,746	(208)	4,758
Income before Provision for Income Taxes	21,992	10,220	1,265	33,477
Rental Equipment Acquisitions	21,142	36,552	—	57,694
Accounts Receivable, net (period end)	39,880	23,424	5,413	68,717
Rental Equipment, at cost (period end)	492,774	256,267	—	749,041
Rental Equipment, net book value (period end)	370,338	138,174	—	508,512
Utilization (period end) [2]	82.0%	70.0%
Average Utilization [2]	82.3%	69.2%
2007
Rental Revenues	$48,566	$39,737	$—	$88,303
Rental Related Services Revenues	15,165	855	—	16,020
Sales and Other Revenues	10,570	10,718	2,589	23,877
Total Revenues	74,301	51,310	2,589	128,200
Depreciation of Rental Equipment	5,948	18,801	—	24,749
Gross Profit	39,231	20,014	624	59,869
Interest Expense (Income) Allocation	3,893	1,837	(277)	5,453
Income (Loss) before Provision for Income Taxes	22,163	8,118	(120)	30,161
Rental Equipment Acquisitions	20,397	34,106	—	54,503
Accounts Receivable, net (period end)	36,818	22,779	4,562	64,159
Rental Equipment, at cost (period end)	468,388	209,688	—	678,076
Rental Equipment, net book value (period end)	355,558	118,849	—	474,407
Utilization (period end) [2]	82.8%	67.2%
Average Utilization [2]	81.7%	66.5%

1	Gross Enviroplex sales revenues were $7,558 and $3,205 for the six months ended June 30, 2008 and 2007, respectively, which includes inter-segment sales to Mobile Modular of $1,086 and $616, respectively, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2008 and 2007. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division and; (3) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the six months ended June 30, 2008, Mobile Modular, TRS-RenTelco and Enviroplex contributed 66%, 30% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 73%, 27% and 0% for the same period in 2007. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

Revenues of TRS-RenTelco are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies primarily in the electronics, communications, aerospace and defense industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% and 81% of consolidated revenues in the six months ended June 30, 2008 and 2007, respectively. Of the total rental operations revenue for the six months ended June 30, 2008 and 2007, Mobile Modular and Enviroplex comprised 58% and 61%, respectively and TRS-RenTelco comprised 42% and 39%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells modular and electronic test equipment that is new, previously rented, or manufactured by Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2008 and 2007, sales and other revenues of modular and electronic test equipment comprised approximately 20% and 19%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2008 and 2007, Mobile Modular and Enviroplex comprised 53% and 55%, respectively, and TRS-RenTelco comprised 47% and 45%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, uses this measure in evaluating the performance of the Company.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non–GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the minority interest that previously existed in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(dollar amounts in thousands)	2008	2007	2008	2007	2008	2007
Net Income	$10,089	$9,085	$20,354	$18,413	$44,351	$42,985
Minority Interest in Income (Loss) of Subsidiary		12		(15)	79	330
Provision for Income Taxes	6,505	5,816	13,123	11,763	28,697	26,903
Interest	2,291	2,832	4,758	5,453	10,024	11,087

Income from Operations	18,885	17,745	38,235	35,614	83,151	81,305
Depreciation and Amortization	14,699	13,314	28,749	25,902	56,850	50,140
Non-Cash Stock-Based Compensation	987	854	1,919	1,704	3,672	3,281

Adjusted EBITDA [1]	$34,571	$31,913	$68,903	$63,220	$143,673	$134,726

Adjusted EBITDA Margin [2]	47%	47%	49%	49%	49%	49%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(dollar amounts in thousands)	2008	2007	2008	2007	2008	2007
Adjusted EBITDA [1]	$34,571	$31,913	$68,903	$63,220	$143,673	$134,726
Interest Paid	(2,899)	(3,727)	(5,059)	(5,632)	(10,144)	(11,125)
Income Taxes Paid	(1,576)	(5,481)	(2,415)	(6,076)	(10,762)	(14,750)
Gain on Sale of Rental Equipment	(2,484)	(2,293)	(4,824)	(4,350)	(10,500)	(10,740)
Change in certain assets and liabilities:
Accounts Receivable, net	(8,339)	(3,925)	(1,657)	(4,325)	(4,558)	(10,516)
Prepaid Expenses and Other Assets	(3,102)	(1,380)	(2,104)	(1,047)	(2,780)	733
Accounts Payable and Other Liabilities	4,857	344	(2,560)	(5,624)	984	(2,077)
Deferred Income	(1,272)	(3,098)	(4,927)	(7,391)	5,560	(1,474)

Net Cash Provided by Operating Activities	$19,756	$12,352	$45,357	$28,775	$111,473	$84,777

[1]

Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

[2]	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the line of credit and the senior notes. At June 30, 2008 the actual ratio for the line of credit and the senior notes was 3.30 and 3.68, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be (1) greater than 2.50 to 1.00 under the New Credit Facility and (2) greater than 2.25 to 1.00 under the senior notes. At June 30, 2008 the actual ratio was 1.63.

At June 30, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 26, 2008, the Company entered into an agreement, extending its $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank of California, N.A. for its cash management services.

On June 4, 2008, the Company announced that the board of directors declared a cash dividend of $0.20 per common share for the quarter ended June 30, 2008, and increase of 11% over the prior year’s comparable quarter.

On May 14, 2008, the Company announced that the board of directors of the Company has authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In connection with its authorization to repurchase 2,000,000 shares, the board of directors terminated its previous share repurchase authorization originally announced in a press release dated March 21, 2003. As of May 14, 2008 there were 210,878 shares that were available to repurchase under that previous authorization.

On May 14, 2008, the Company announced that it has entered into a new $350.0 million credit facility with a syndicate of banks. The five-year facility matures on May 14, 2013 and replaces the Company’s prior $190.0 million line of credit.

In 2008, the Company began operations in two new areas: (1) the portable storage business under the name Mobile Modular Portable Storage and (2) the environmental test equipment rental business under TRS-Environmental. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California. TRS-Environmental offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase.

Results of Operations

Three Months Ended June 30, 2008 Compared to

Three Months Ended June 30, 2007

Overview

Consolidated revenues for the three months ended June 30, 2008 increased 10% to $74.0 million, from $67.4 million for the same period in 2007. Consolidated net income for the quarter increased $1.0 million, or 11% to $10.1 million, or $0.42 per diluted share, from $9.1 million, or $0.36 per diluted share, for the same period in 2007.

For the three months ended June 30, 2008, on a consolidated basis:

•

Gross profit increased $2.8 million, or 9%, to $33.1 million, with gross profit of TRS-RenTelco increasing $2.3 million, or 22%, primarily due to higher gross profit on rental revenues and Mobile Modular’s decreasing $0.7 million, or 4%, primarily due to lower gross profit on sales and rental related services revenues. Enviroplex gross profit increased $1.2 million primarily due to $3.1 million higher sales revenues.

•

Selling and administrative expenses increased $1.6 million, or 13% to $14.2 million from $12.6 million in the same period in 2007, primarily due to higher personnel and employee benefit costs, increased data processing expenses and higher advertising costs.

•	Interest expense decreased $0.5 million, to $2.3 million due to 35% lower net average interest rates (4.1% compared to 6.2% in 2007) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 62% and 30%, respectively, compared to 74% and 26%, respectively, for the comparable 2007 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex increased to 8% in 2008 from 0% in 2007

•

Adjusted EBITDA increased $2.7 million, or 8%, to $34.6 million compared to $31.9 million in 2007, with TRS-RenTelco and Enviroplex increasing $2.3 million and $1.2 million, respectively and Mobile Modular decreasing $0.8 million.

Mobile Modular

For the three months ended June 30, 2008, Mobile Modular’s total revenues decreased $1.8 million, or 5%, to $37.3 million from the same period in 2007, due to $1.2 million lower sales and $1.1 million lower rental related services revenues, partly offset by $0.5 million higher rental revenues during the quarter. The revenue decrease and lower gross margin on rental related services and sales resulted in a decrease in pre-tax income of $0.7 million, or 6%, to $10.3 million for the three months ended June 30, 2008, from $11.0 million for the same period in 2007.

The following table summarizes quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

Mobile Modular – Q2 2008 compared to Q2 2007 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2008	2007	$	%
Revenues
Rental	$25,277	$24,730	$547	2%
Rental Related Services	7,029	8,116	(1,087)	-13%

Rental Operations	32,306	32,846	(540)	-2%
Sales	4,861	6,085	(1,224)	-20%
Other	159	157	2	1%

Total Revenues	$37,326	$39,088	$(1,762)	-5%

Gross Profit
Rental	$15,509	$15,328	$181	1%
Rental Related Services	1,970	2,448	(478)	-20%

Rental Operations	17,479	17,776	(297)	-2%
Sales	1,327	1,767	(440)	-25%
Other	159	157	2	1%

Total Gross Profit	$18,965	$19,700	$(735)	-4%

Pre-tax Income	$10,287	$10,981	$(694)	-6%

Other Information
Depreciation of Rental Equipment	$3,248	$3,019	$229	8%
Interest Expense Allocation	$1,541	$2,000	$(459)	-23%
Average Rental Equipment [1]	$454,107	$417,320	$36,787	9%
Average Rental Equipment on Rent [1]	$372,551	$342,683	$29,868	9%
Average Monthly Total Yield [2]	1.86%	1.98%		-6%
Average Utilization [3]	82.0%	82.1%		0%
Average Monthly Rental Rate [4]	2.26%	2.41%		-6%
Period End Rental Equipment [1]	$455,714	$421,170	$34,544	8%
Period End Utilization [3]	82.0%	82.8%		-1%
Period End Floors [1]	26,528	25,200	1,328	5%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2008 decreased $0.7 million, or 4%, to $19.0 million from $19.7 million for the same period in 2007. For the three months ended June 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.5 million, or 2%, over 2007, primarily due to the continued education market demand for classrooms, partly offset by decreased demand for commercial buildings. The rental revenues increase was due to a 9% increase in average rental equipment, partly offset by lower average total yield due to 6% lower average monthly rental rate with comparable average utilization in 2008 and 2007. As a percentage of rental revenues, depreciation was 13% in 2008 and 12% in 2007 and other direct costs was 26% in 2008 and 2007, which resulted in gross margin percentage of 61% in 2008 compared to 62% in 2007. The higher rental revenues and lower rental margins, resulted in gross profit on rental revenues increasing $0.2 million, or 1%, to $15.5 million in 2008.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.1 million, or 13%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and lower revenues from services rendered during the lease during 2008 as compared to 2007. The lower revenues and lower gross margin percentage resulted in rental related services gross profit decreasing 20%, to $2.0 million from $2.4 million in 2007.

•

Gross Profit on Sales – Sales revenues decreased $1.2 million, or 20%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues combined with lower gross margin percentage, 27% in 2008 compared to 29% in 2007, resulted in gross profit on sales decreasing 25%, to $1.3 million in 2008 from $1.8 million in 2007.

For the three months ended June 30, 2008, selling and administrative expenses increased $0.4 million, or 6%, to $7.1 million from $6.7 million in the same period in 2007, primarily due to headcount additions to support business growth and higher personnel and employee benefit costs.

TRS-RenTelco

For the three months ended June 30, 2008, TRS-RenTelco’s total revenues increased $5.1 million, or 19%, to $32.0 million from $26.9 million for the same period in 2007, due to higher rental and sales revenues. Pre-tax income increased 32% to $5.1 million for the three months ended June 30, 2008 from $3.8 million for the same period of 2007, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

TRS-RenTelco – Q2 2008 compared to Q2 2007 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2008	2007	$	%
Revenues
Rental	$23,569	$20,265	$3,304	16%
Rental Related Services	461	482	(21)	-4%

Rental Operations	24,030	20,747	3,283	16%
Sales	7,491	5,636	1,855	33%
Other	457	473	(16)	-3%

Total Revenues	$31,978	$26,856	$5,122	19%

Gross Profit
Rental	$9,702	$7,941	$1,761	22%
Rental Related Services	(16)	(16)		0%

Rental Operations	9,686	7,925	1,761	22%
Sales	2,201	1,689	512	30%
Other	457	473	(16)	-3%

Total Gross Profit	$12,344	$10,087	2,257	22%

Pre-tax Income	$5,055	$3,830	$1,225	32%

Other Information
Depreciation of Rental Equipment	$10,796	$9,711	$1,085	11%
Interest Expense Allocation	$852	$959	$(107)	-11%
Average Rental Equipment [1]	$248,182	$203,688	$44,494	22%
Average Rental Equipment on Rent [1]	$172,253	$135,366	$36,887	27%
Average Monthly Total Yield [2]	3.17%	3.32%		-5%
Average Utilization [3]	69.4%	66.5%		4%
Average Monthly Rental Rate [4]	4.56%	4.99%		-9%
Period End Rental Equipment [1]	$253,975	$207,937	$46,038	22%
Period End Utilization [3]	70.0%	67.2%		4%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period

TRS-RenTelco’s gross profit for the three months ended June 30, 2008 increased $2.2 million, or 22% to $12.3 million from $10.1 million for the same period in 2007. For the quarter ended June 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.3 million, or 16%, as compared to 2007, with depreciation expense increasing $1.1 million, or 11%, resulting in increased gross profit on rental revenues of $1.8 million, or 22%, to $9.7 million as compared to 2007. The increase in gross profit on rental revenues is primarily due to 22% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as average monthly rental rate decreased 9% and utilization of rental equipment increased 4% in 2008 compared to 2007. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 33% to $7.5 million in 2008, as compared to $5.6 million in 2007. Gross margin percentage was 29% in 2008, compared to 30% in 2007, resulting in gross profit on sales increasing 30% to $2.2 million from $1.7 million in 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2008, selling and administrative expenses increased $1.1 million, or 21%, to $6.4 million from $5.3 in the same period in 2007 due to headcount additions to support business growth and higher personnel and employee benefit costs.

Six Months Ended June 30, 2008 Compared to

Six Months Ended June 30, 2007

Overview

Consolidated revenues for the six months ended June 30, 2008 increased $11.2 million, or 9%, to $139.4 million from $128.2 million for the same period in 2007. Consolidated net income for the six months ended June 30, 2008 increased $1.9 million, or 11% to $20.4 million, or $0.85 per diluted share, from $18.4 million, or $0.72 per diluted share, for the same period in 2007.

For the six months ended June 30, 2008, on a consolidated basis:

•

Gross profit increased $6.1 million, or 10%, to $66.0 million from $59.9 million for the same period in 2007, with gross profit of TRS-RenTelco increasing $4.3 million, or 21%, due to higher gross profit on rental and sales revenues. Mobile Modular had comparable gross profit of $39.3 million compared to $39.2 million in 2007, as higher gross profit on rental revenues were partly offset by lower gross profit on rental related service and sales revenues. Enviroplex gross profit increased $1.8 million primarily due to $3.9 million higher sales revenues.

•

Selling and administrative expenses increased $3.5 million, or 14% to $27.8 million from $24.3 million for the same period in 2007, primarily due to higher personnel and employee benefit costs, increased data processing expenses, higher travel and advertising costs and increased bad debt expense.

•

Interest expense decreased $0.7 million, or 13% to $4.8 million from $5.5 million for the same period in 2007, primarily due to 29% lower average interest rates (4.4% in 2008 compared to 6.2% in 2007) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 66% and 31%, respectively, compared to 73% and 27%, respectively, for the comparable 2007 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex increased to 3% in 2008 from 0% in 2007.

•

Adjusted EBITDA increased $5.7 million, or 9%, to $68.9 million compared to $63.2 million in 2007, with TRS-RenTelco increasing $4.3 million, Enviroplex increasing $1.5 million and Mobile Modular decreasing $0.1 million.

Mobile Modular

For the six months ended June 30, 2008, Mobile Modular’s total revenues decreased $1.1 million, or 2%, to $73.2 million compared to the same period in 2007, primarily due to lower sales and rental related services revenues, partly offset by higher rental revenues during the period. The revenue decrease and lower gross margin on rental related services, resulted in a decrease in pre-tax income of $0.2 million, or 1%, to $22.0 million for the six months ended June 30, 2008, from $22.2 million for the same period in 2007.

The following table summarizes six months results for each revenue and gross profit category, pre-tax income, and other selected data.

Mobile Modular – Six Months Ended 6/30/08 compared to Six Months Ended 6/30/07 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2008	2007	$	%
Revenues
Rental	$51,192	$48,566	$2,626	5%
Rental Related Services	13,930	15,165	(1,235)	-8%

Rental Operations	65,122	63,731	1,391	2%
Sales	7,733	10,251	(2,518)	-25%
Other	304	319	(15)	-5%

Total Revenues	$73,159	$74,301	$(1,142)	-2%

Gross Profit
Rental	$32,676	$31,070	1,606	5%
Rental Related Services	4,039	4,768	(729)	-15%

Rental Operations	36,715	35,838	877	2%
Sales	2,257	3,074	(817)	-27%
Other	304	319	(15)	-5%

Total Gross Profit	$39,276	$39,231	$45	0%

Pre-tax Income	$21,992	$22,163	$(171)	-1%

Other Information
Depreciation of Rental Equipment	$6,488	$5,948	$540	9%
Interest Expense Allocation	$3,220	$3,893	$(673)	-17%
Average Rental Equipment [1]	$452,704	$414,981	$37,723	9%
Average Rental Equipment on Rent [1]	$372,354	$339,166	$33,188	10%
Average Monthly Total Yield [2]	1.88%	1.95%		-4%
Average Utilization [3]	82.3%	81.7%		1%
Average Monthly Rental Rate [4]	2.29%	2.39%		-4%
Period End Rental Equipment [1]	$455,714	$421,170	$34,544	8%
Period End Utilization [3]	82.0%	82.8%		-1%
Period End Floors [1]	26,528	25,200	1,328	5%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2008 increased $0.1 million, to $39.3 million from $39.2 million for the same period in 2007. For the six months ended June 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.6 million, or 5%, over 2007, due to the continued education market demand for classrooms and partly offset by decreased demand for commercial buildings. The rental revenue increase was due to a 9% increase in average rental equipment, offset by lower average total yield due to lower average monthly rental rate, partly offset by higher average utilization. As a percentage of rental revenues, depreciation was 13% in 2008 and 12% in 2007 and other direct costs was 23% in 2008 compared to 24% in 2007, which resulted in gross margin percentage of 64% in 2008 and 2007. The higher rental revenues combined with comparable rental margins resulted in gross profit on rental revenues increasing $1.6 million, or 5%, to $32.7 million from $31.1 million in 2007.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.2 million, or 8%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to lower revenues from services rendered during the lease during 2008 as compared to 2007. The lower revenues combined with lower gross margin percentage of 29% in 2008 compared to 31% in 2007, resulted in rental related services gross profit decreasing 15%, to $4.0 million from $4.8 million in 2007.

•

Gross Profit on Sales – Sales revenues decreased $2.5 million, or 25%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues combined with lower gross margin percentage, 29% in 2008 compared to 30% in 2007, resulted in sales gross profit decreasing 27%, to $2.3 million from $3.0 million in 2007.

For the six months ended June 30, 2008, selling and administrative expenses increased $0.9 million, or 7%, to $14.1 million from $13.2 million in the same period in 2007, primarily due to head count additions to support business growth, higher personnel and employee benefit costs and increased advertising costs.

TRS-RenTelco

For the six months ended June 30, 2008, TRS-RenTelco’s total revenues increased $8.4 million, or 16%, to $59.7 million compared to the same period in 2007, due to higher rental and sales revenues. Pre-tax income increased $2.1 million to $10.2 million for the six months ended June 30, 2008 from $8.1 million for the same period in 2007, primarily due to higher gross margin on rental and sales revenues partly offset by higher selling and administrative expense.

The following table summarizes six months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Six Months Ended 6/30/08 compared to Six Months Ended 6/30/07 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2008	2007	$	%
Revenues
Rental	$45,890	$39,737	$6,153	15%
Rental Related Services	902	855	47	5%

Rental Operations	46,792	40,592	6,200	15%
Sales	11,969	9,727	2,242	23%
Other	976	991	(15)	-2%

Total Revenues	$59,737	$51,310	$8,427	16%

Gross Profit
Rental	$19,263	$15,890	$3,373	21%
Rental Related Services	42	(7)	49	nm

Rental Operations	19,305	15,883	3,422	22%
Sales	4,015	3,140	875	28%
Other	976	991	(15)	-2%

Total Gross Profit	$24,296	$20,014	$4,282	21%

Pre-tax Income	$10,220	$8,118	$2,102	26%

Other Information
Depreciation of Rental Equipment	$20,974	$18,801	$2,173	12%
Interest Expense Allocation	$1,746	$1,837	$(91)	-5%
Average Rental Equipment [1]	$242,037	$197,581	$44,456	23%
Average Rental Equipment on Rent [1]	$167,447	$131,333	$36,114	27%
Average Monthly Total Yield [2]	3.16%	3.35%		-6%
Average Utilization [3]	69.2%	66.5%		4%
Average Monthly Rental Rate [4]	4.57%	5.04%		-9%
Period End Rental Equipment [1]	$253,975	$207,937	$46,038	22%
Period End Utilization [3]	70.0%	67.2%		4%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2008 increased $4.3 million, or 21%, to $24.3 million from $20.0 million for the same period in 2007. For the six months ended June 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.2 million, or 15%, as compared to 2007, with depreciation expense increasing $2.2 million, or 12%, resulting in increased gross profit on rental revenues of $3.4 million, or 21%, to $19.3 million as compared to the same period in 2007. The rental revenue increase was due to 23% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as average monthly rental rate decreased 9% in 2008 compared to 2007 and utilization of rental equipment increased 4%. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 23% to $12.0 million in 2008 as compared to $9.7 million in 2007. Gross margin percentage was 34% in 2008, compared to 32% in 2007, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $0.9 million, or 28%, to $4.0 million from $3.1 million in 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2008, selling and administrative expenses increased 23%, to $12.3 million from $10.1 million in the same period in 2007 due to headcount additions to support business growth and higher personnel and employee benefit costs.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2008 compared to the same period in 2007 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $45.4 million, an increase of 58% in 2008 as compared to $28.8 million in 2007. The $16.6 million increase in net cash provided by operating activities was primarily attributable to the improved results of operations in 2008, lower tax payments in 2008 compared to 2007 and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $53.4 million in 2008 compared to $45.4 million in 2007. The $8.0 million increase was primarily due to a $10.0 million increase in construction in progress partly offset by higher proceeds from sale of rental equipment of $12.6 million compared to $11.0 million in 2007.

Cash Flows from Financing Activities: Net cash provided by financing activities was $4.3 million in 2008, compared to $16.6 million in 2007. The $12.3 million decrease in net cash provided by financing activities was primarily due to $16.6 million increased borrowings under the Company’s bank lines of credit during 2008 compared to 2007. The increased borrowings were primarily due to payment for repurchase of common stock of $24.4 million and purchases of property, plant and equipment totaling $11.3 million, partly offset by $16.6 million higher cash flows provided by operations in 2008 compared to 2007.

Revolving Lines of Credit

In May 2008, the Company entered into a credit facility with a syndicate of banks (the “Credit Facility). The Credit Facility provides for a $350.0 million unsecured revolving credit facility, which includes a $25.0 million sub-limit for the issuance of standby letters of credit and a $10.0 million sub-limit for swing-line loans.

The Credit Facility requires the Company to pay interest determined by reference to the Consolidated Leverage ratio (as defined). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The Credit Facility matures on May 14, 2013.

In June, 2008, the Company entered into a Credit Facility Letter Agreement with Union Bank of California, N.A. and a Credit Line Note in favor of Union Bank of California, N.A., extending its $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank of California, N.A. for its cash management services.

At June 30, 2008, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $198.7 million was outstanding and has capacity to borrow up to an additional $156.3 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At June 30, 2008 the actual ratio was 3.30.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At June 30, 2008 the actual ratio was 2.79.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At June 30, 2008 the actual ratio was 1.63.

At June 30, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the second payment made on June 2, 2008 which reduced the principal balance to $36.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At June 30, 2008 the actual ratio was 3.68.

•

Permit the consolidated leverage ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.25 to 1.00. At June 30, 2008 the actual ratio was 1.63.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At June 30, 2008, such sum was $226.2 million and the actual tangible net worth of the Company was $233.9 million.

At June 30, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the six months ended June 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. There were no repurchases of common stock in the six months ending June 30, 2007. As of August 7, 2008, 2,000,000 shares remain authorized for repurchase

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our Company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

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

The agreements governing our 5.08% senior notes due in 2011 and our unsecured revolving line of credit facility contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay, based on the $198.7 million balance of variable rate debt outstanding at June 30, 2008. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in Florida, North Carolina and Georgia and expansion through acquisition of TRS and recent expansion into the portable storage and environmental test equipment business. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters. In particular, we have our headquarters, three operating facilities, and rental equipment in California, which are located in areas with above average seismic activity and could be subject to a catastrophic loss caused by an earthquake. Our rental equipment and facilities in Florida, North Carolina and Georgia are located in areas subject to hurricanes and other tropical storms. In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount or our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance.

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

As of June 30, 2008, 64% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a significant and prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment.

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

The Company held its 2008 Annual Meeting of Shareholders on June 4, 2008. The proposals voted on by the Company shareholders and the voting results were as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	For	Withheld	Abstentions
William J. Dawson	23,498,930	45,243	90,341
Robert C. Hood	23,495,143	49,030	90,341
Dennis C. Kakures	23,484,463	59,710	90,341
Robert P. McGrath	23,385,454	158,719	90,341
Dennis P. Stradford	23,495,247	48,926	90,341
Ronald H. Zech	23,335,428	208,745	90,341

Elected as directors at the meeting were William J. Dawson, Robert C. Hood, Dennis C. Kakures, Robert P. McGrath, Dennis P. Stradford and Ronald H. Zech.

Proposal 2: Approval of the Amendment to the Company’s Bylaws Increasing the Number of Authorized Directors

The Amendment was approved with 23,435,804 votes in favor, 56,791 against, and 141,919 abstentions.

Proposal 3: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2008 with 23,515,791 votes in favor, 23,130 against, and 95,593 abstentions.

ITEM 5.	OTHER INFORMATION

Dividends

On June 4, 2008 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.20 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of McGrath RentCorp

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCGRATH RENTCORP

Date: August 7, 2008	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer