Form 10-Q
period 2008-09-30
MCGRATH RENTCORP
filed 2008-11-06
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 6, 2008, 23,668,368 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future rentals and sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade modular equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida, North Carolina, Georgia and other new markets in the U.S.; the Company’s reliance on its information technology systems; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the Company’s access to additional capital in the current uncertain capital and credit market; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2008, and the related statements of income for the three-month periods ended September 30, 2008 and 2007 and the statements of income and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standard, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, California
November 4, 2008

McGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
REVENUES
Rental	$50,023	$47,659	$147,105	$135,962
Rental Related Services	9,354	9,968	24,186	25,988

Rental Operations	59,377	57,627	171,291	161,950
Sales	26,344	22,503	52,518	45,070
Other	594	621	1,874	1,931

Total Revenues	86,315	80,751	225,683	208,951

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14,648	13,427	42,110	38,176
Rental Related Services	6,805	6,660	17,556	17,919
Other	10,110	8,772	27,791	25,366

Total Direct Costs of Rental Operations	31,563	28,859	87,457	81,461
Costs of Sales	18,298	16,501	35,763	32,230

Total Costs of Revenues	49,861	45,360	123,220	113,691

Gross Profit	36,454	35,391	102,463	95,260
Selling and Administrative Expenses	14,903	13,108	42,677	37,363

Income from Operations	21,551	22,283	59,786	57,897
Interest Expense	2,525	2,662	7,283	8,115

Income Before Provision for Income Taxes	19,026	19,621	52,503	49,782
Provision for Income Taxes	7,458	7,652	20,581	19,415

Income Before Minority Interest	11,568	11,969	31,922	30,367
Minority Interest in Income of Subsidiary	—	92	—	77

Net Income	$11,568	$11,877	$31,922	$30,290

Earnings Per Share:
Basic	$0.49	$0.47	$1.34	$1.20
Diluted	$0.48	$0.46	$1.33	$1.19
Shares Used in Per Share Calculation:
Basic	23,663	25,342	23,761	25,230
Diluted	23,996	25,607	23,997	25,482
Cash Dividends Declared Per Share	$0.20	$0.18	$0.60	$0.54

The accompanying notes are an integral part of these consolidated financial statements

McGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	September 30, 2008	December 31, 2007
Assets
Cash	$410	$5,090
Accounts Receivable, net of allowance for doubtful accounts of $1,100 in 2008 and $1,400 in 2007	75,917	67,061
Rental Equipment, at cost:
Relocatable Modular Buildings	498,164	475,077
Electronic Test Equipment	262,853	232,349

	761,017	707,426
Less Accumulated Depreciation	(248,876)	(221,412)

Rental Equipment, net	512,141	486,014

Property, Plant and Equipment, net	77,168	66,480
Prepaid Expenses and Other Assets	21,284	17,591

Total Assets	$686,920	$642,236

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$222,350	$197,729
Accounts Payable and Accrued Liabilities	54,237	55,642
Deferred Income	33,713	28,948
Deferred Income Taxes, net	132,530	115,886

Total Liabilities	442,830	398,205

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 23,668 shares in 2008 and 24,578 shares in 2007	44,504	41,917
Retained Earnings	199,586	202,114

Total Shareholders’ Equity	244,090	244,031

Total Liabilities and Shareholders’ Equity	$686,920	$642,236

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,922	$30,290
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	44,143	39,934
Provision for Doubtful Accounts	1,428	928
Non-Cash Stock-Based Compensation	2,831	2,578
Gain on Sale of Rental Equipment	(8,790)	(7,242)
Change In:
Accounts Receivable	(10,284)	(20,125)
Prepaid Expenses and Other Assets	(3,693)	(2,998)
Accounts Payable and Accrued Liabilities	2,305	(2,957)
Deferred Income	4,765	5,462
Deferred Income Taxes	16,644	8,320

Net Cash Provided by Operating Activities	81,271	54,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(82,557)	(78,384)
Purchase of Property, Plant and Equipment	(12,723)	(4,080)
Proceeds from Sale of Rental Equipment	21,541	19,037

Net Cash Used in Investing Activities	(73,739)	(63,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings Under Bank Lines of Credit	24,621	18,943
Proceeds from the Exercise of Stock Options	894	3,979
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	526	1,682
Repurchase of Common Stock	(24,418)	—
Payment of Dividends	(13,835)	(13,108)

Net Cash (Used in) Provided by Financing Activities	(12,212)	11,496

Net (Decrease) Increase in Cash	(4,680)	2,259
Cash Balance, beginning of period	5,090	349

Cash Balance, end of period	$410	$2,608

Interest Paid, during the period	$6,927	$7,371

Income Taxes Paid, during the period	$3,412	$9,413

Dividends Declared, not yet paid	$4,734	$4,565

Rental Equipment Acquisitions, not yet paid	$5,833	$11,011

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial statements for the nine months ended September 30, 2008 and 2007 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the nine months ended September 30, 2008 should not be considered as necessarily indicative of the consolidated results for the entire year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-1 (“FSP157-1”), which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-1 was effective upon the initial adoption of SFAS No. 157. The adoption of SFAS No. 157 and FSP 157-1 did not have any significant impact on the Company’s financial condition, or results of operations.

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

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP142-3 to have a significant impact on its financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2008 and 2007 was 333,444 and 265,141 shares, respectively, and for the nine months ended September 30, 2008 and 2007 was 236,643 and 252,633 shares, respectively. For the three months ended September 30, 2008 and 2007, stock options to purchase 1,048,000 and 16,000 shares, respectively, and for the nine months ended September 30, 2008 and 2007, stock options to purchase 1,089,000 and 44,000 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the related periods and the effect would have been anti-dilutive.

On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. There were no repurchases of common stock during the three and nine months ended September 30, 2007. As of September 30, 2008, 2,000,000 shares remain authorized for repurchase.

NOTE 4. NOTES PAYABLE

In May 2008, the Company entered into a credit facility with a syndicate of banks (the “New Credit Facility”). The five-year facility matures on May 14, 2013 and replaces the Company’s prior $190.0 million line of credit. The New Credit Facility provides for a $350.0 million unsecured revolving credit facility, which includes a $25.0 million sub-limit for the issuance of standby letters of credit and a $10.0 million sub-limit for swing-line loans. The New Credit Facility requires the Company to pay interest determined by reference to the Consolidated Leverage ratio (as defined). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The New Credit Facility contains certain restrictive financial covenants.

In June 2008, the Company entered into a Credit Facility Letter Agreement with Union Bank of California, N.A. and a Credit Line Note in favor of Union Bank of California, N.A., for a $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank of California, N.A. for its cash management services.

At September 30, 2008, the Company was in compliance with all covenants related to the New Credit Facility and had the capacity to borrow an additional $168.7 million under its lines of credit.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s three reportable segments are Mobile Modular, TRS-RenTelco, and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, and income before provision for income taxes. As a separate corporate entity, Enviroplex revenues and expenses are maintained separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with Mobile Modular or TRS-RenTelco are generally allocated to these segments based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2008 and 2007 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2008
Rental Revenues	$77,317	$69,788	$—	$147,105
Rental Related Services Revenues	22,691	1,495	—	24,186
Sales and Other Revenues	20,948	19,812	13,632	54,392
Total Revenues	120,956	91,095	13,632	225,683
Depreciation of Rental Equipment	9,876	32,234	—	42,110
Gross Profit	60,510	37,384	4,569	102,463
Interest Expense (Income) Allocation	4,935	2,690	(342)	7,283
Income before Provision for Income Taxes	33,796	16,090	2,617	52,503
Rental Equipment Acquisitions	30,810	50,178	—	80,988
Accounts Receivable, net (period end)	49,551	23,288	3,078	75,917
Rental Equipment, at cost (period end)	498,164	262,853	—	761,017
Rental Equipment, net book value (period end)	373,702	138,439	—	512,141
Utilization (period end) [2]	80.8%	68.0%
Average Utilization [2]	81.8%	68.8%
2007
Rental Revenues	$74,501	$61,461	$—	$135,962
Rental Related Services Revenues	24,670	1,318	—	25,988
Sales and Other Revenues	24,036	14,887	8,078	47,001
Total Revenues	123,207	77,666	8,078	208,951
Depreciation of Rental Equipment	9,136	29,040	—	38,176
Gross Profit	62,231	30,739	2,290	95,260
Interest Expense (Income) Allocation	5,767	2,752	(404)	8,115
Income before Provision for Income Taxes	36,125	13,021	636	49,782
Rental Equipment Acquisitions	26,247	53,716	—	79,963
Accounts Receivable, net (period end)	50,443	23,250	5,338	79,031
Rental Equipment, at cost (period end)	470,185	224,191	—	694,376
Rental Equipment, net book value (period end)	355,174	126,161	—	481,335
Utilization (period end) [2]	82.9%	69.9%
Average Utilization [2]	82.2%	67.2%

1	Gross Enviroplex sales revenues were $15,732 and $8,988 for the nine months ended September 30, 2008 and 2007, respectively, which includes inter-segment sales to Mobile Modular of $2,100 and $910, respectively, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2008 and 2007. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed in Part II - Item 1A, “Risk Factors,” and elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2008.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division and; (3) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the nine months ended September 30, 2008, Mobile Modular, TRS-RenTelco and Enviroplex contributed 64%, 31% and 5% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 73%, 26% and 1% for the same period in 2007. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings and electronic test equipment on operating leases. The Company also records revenue from sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds usually recover a high percentage of the capitalized cost.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding of public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs, and the demand for classrooms such as those the Company provides, to be postponed or terminated.

However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have material adverse effects on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A. Risk Factors – A significant reduction of funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 76% and 78% of consolidated revenues in the nine months ended September 30, 2008 and 2007, respectively. Of the total rental operations revenues for the nine months ended September 30, 2008 and 2007, Mobile Modular comprised 58% and 61%, respectively and TRS-RenTelco comprised 42% and 39%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells modular and electronic test equipment that is new, previously rented, or manufactured by Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the nine months ended September 30, 2008 and 2007, sales and other revenues of modular and electronic test equipment comprised approximately 24% and 22%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2008 and 2007, Mobile Modular and Enviroplex comprised 64% and 68%, respectively, and TRS-RenTelco comprised 36% and 32%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the former minority interest that previously existed in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Net Income	$11,568	$11,877	$31,922	$30,290	$44,042	$42,187
Minority Interest in Income (Loss) of Subsidiary	—	92	—	77	(13)	121
Provision for Income Taxes	7,458	7,652	20,581	19,415	28,503	26,259
Interest	2,525	2,662	7,283	8,115	9,887	10,790

Income from Operations	21,551	22,283	59,786	57,897	82,419	79,357
Depreciation and Amortization	15,395	14,032	44,143	39,934	58,212	52,255
Non-Cash Stock-Based Compensation	912	874	2,831	2,578	3,709	3,369

Adjusted EBITDA [1]	$37,858	$37,189	$106,760	$100,409	$144,340	$134,981

Adjusted EBITDA Margin [2]	44%	46%	47%	48%	49%	48%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Adjusted EBITDA [1]	$37,858	$37,189	$106,760	$100,409	$144,340	$134,981
Interest Paid	(1,868)	(1,739)	(6,927)	(7,371)	(10,273)	(10,520)
Income Taxes Paid	(997)	(3,337)	(3,412)	(9,413)	(8,422)	(16,168)
Gain on Sale of Rental Equipment	(3,966)	(2,892)	(8,790)	(7,242)	(11,574)	(9,904)
Change in certain assets and liabilities:
Accounts Receivable, net	(7,200)	(14,872)	(8,856)	(19,197)	3,114	(15,424)
Prepaid Expenses and Other Assets	(1,587)	(1,952)	(3,693)	(2,998)	(2,415)	(1,058)
Accounts Payable and Other Liabilities	3,983	165	1,424	(5,460)	4,805	(1,612)
Deferred Income	9,691	12,853	4,765	5,462	2,399	683

Net Cash Provided by Operating Activities	$35,914	$25,415	$81,271	$54,190	$121,974	$80,978

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the line of credit and the senior notes. At September 30, 2008 the actual ratio for the line of credit and the senior notes was 3.37 and 3.93, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be (1) greater than 2.50 to 1.00 under the New Credit Facility and (2) greater than 2.25 to 1.00 under the senior notes. At September 30, 2008 the actual ratio was 1.54.

At September 30, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 24, 2008, the Company announced that the board of directors declared a quarterly cash dividend of $0.20 per common share for the quarter ended September 30, 2008, an increase of 11% over the prior year’s comparable quarter.

On June 26, 2008, the Company entered into an agreement, for a $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank of California, N.A. for its cash management services.

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

On May 14, 2008, the Company announced that it entered into a new $350.0 million credit facility with a syndicate of banks. The five-year facility matures on May 14, 2013 and replaces the Company’s prior $190.0 million line of credit.

In 2008, the Company began operations in two new areas: (1) the portable storage business under the name Mobile Modular Portable Storage and (2) the environmental test equipment rental business under TRS-Environmental. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California. TRS-Environmental offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. These new initiatives are not significant to the Company’s financial statements and results of operations.

Results of Operations

Three Months Ended September 30, 2008 Compared to

Three Months Ended September 30, 2007

Overview

Consolidated revenues for the three months ended September 30, 2008 increased 7% to $86.3 million, from $80.8 million for the same period in 2007. Consolidated net income for the three months ended September 30, 2008 decreased $0.3 million, or 3%, to $11.6 million from $11.9 million for the same period in 2007. Earnings per diluted share increased 4% to $0.48 for the three months ended September 30, 2008 compared to $0.46 for the same period in 2007.

For the three months ended September 30, 2008, on a consolidated basis:

•

Gross profit increased $1.1 million, or 3%, to $36.5 million, with gross profit of TRS-RenTelco increasing $2.4 million, or 22%, primarily due to higher gross profit on rental and sales revenues and Enviroplex gross profit increasing $0.5 million primarily due to $1.7 million higher sales revenues. Mobile Modular gross profit decreased $1.8 million, or 8%, primarily due to lower gross profit on rental and rental related services revenues.

•

Selling and administrative expenses increased $1.8 million, or 14% to $14.9 million from $13.1 million in the same period in 2007, primarily due to higher personnel and employee benefit costs, increased data processing expenses, higher advertising costs and increased bad debt expense.

•	Interest expense decreased $0.1 million, or 5% to $2.5 million due to 23% lower net average interest rates (4.4% compared to 5.7% in 2007) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 62% and 31%, respectively, compared to 71% and 25%, respectively, for the comparable 2007 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex increased to 7% in 2008 from 4% in 2007.

•

Adjusted EBITDA increased $0.7 million, or 2%, to $37.9 million compared to $37.2 million in 2007, with TRS-RenTelco and Enviroplex increasing $2.1 million and $0.6 million, respectively and Mobile Modular decreasing $2.0 million.

Mobile Modular

For the three months ended September 30, 2008, Mobile Modular’s total revenues decreased $1.1 million, or 2%, to $47.8 million from the same period in 2007, primarily due to lower sales and rental related services revenues, partly offset by higher rental revenues during the quarter. The revenue decrease and lower gross margin on rental and rental related services revenues resulted in a decrease in pre-tax income of $2.2 million, or 15%, to $11.8 million for the three months ended September 30, 2008, from $14.0 million for the same period in 2007.

The following table summarizes quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

Mobile Modular – Q3 2008 compared to Q3 2007 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$26,125	$25,935	$190	1%
Rental Related Services	8,761	9,505	(744)	-8%

Rental Operations	34,886	35,440	(554)	-2%
Sales	12,782	13,304	(522)	-4%
Other	129	162	(33)	-20%

Total Revenues	$47,797	$48,906	$(1,109)	-2%

Gross Profit
Rental	$15,706	$16,596	$(890)	-5%
Rental Related Services	2,474	3,241	(767)	-24%

Rental Operations	18,180	19,837	(1,657)	-8%
Sales	2,925	3,001	(76)	-3%
Other	129	162	(33)	-20%

Total Gross Profit	$21,234	$23,000	$(1,766)	-8%

Pre-tax Income	$11,804	$13,962	$(2,158)	-15%

Other Information
Depreciation of Rental Equipment	$3,388	$3,188	$200	6%
Interest Expense Allocation	$1,715	$1,874	$(159)	-8%
Average Rental Equipment [1]	$465,965	$434,740	$31,225	7%
Average Rental Equipment on Rent [1]	$377,969	$361,352	$16,617	5%
Average Monthly Total Yield [2]	1.87%	1.99%		-6%
Average Utilization [3]	81.1%	83.1%		-2%
Average Monthly Rental Rate [4]	2.30%	2.39%		-4%
Period End Rental Equipment [1]	$473,336	$443,508	$29,828	7%
Period End Utilization [3]	80.8%	82.9%		-3%
Period End Floors [1]	27,344	26,144	1,200	5%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2008 decreased $1.8 million, or 8%, to $21.2 million from $23.0 million for the same period in 2007. For the three months ended September 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.2 million, or 1%, over 2007, primarily due to the continued education market demand for classrooms, partly offset by decreased demand for commercial buildings. The rental revenues increase was due to a 7% increase in average rental equipment, partly offset by lower average total yield due to lower average monthly rental rate and lower average utilization. As a percentage of rental revenues, depreciation was 13% in 2008 and 12% in 2007 and other direct costs increased to 27% in 2008 from 24% in 2007, which resulted in gross margin percentage of 60% in 2008 compared to 64% in 2007. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $0.9 million, or 5%, to $15.7 million in 2008.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.7 million, or 8%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and lower revenues from services rendered during the lease during 2008 as compared to 2007. The lower revenues combined with lower gross margin percentage of 28% in 2008 compared to 34% in 2007, resulted in rental related services gross profit decreasing 24%, to $2.5 million from $3.2 million in 2007.

•

Gross Profit on Sales – Sales revenues decreased $0.5 million, or 4%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues and comparable gross margin percentage of 23% in 2008 and 2007, resulted in gross profit on sales decreasing 3%, to $2.9 million in 2008 from $3.0 million in 2007.

For the three months ended September 30, 2008, selling and administrative expenses increased 8%, to $7.7 million from $7.2 million in the same period in 2007, primarily due to headcount additions to support business growth, higher personnel and employee benefit costs and increased bad debt expense.

TRS-RenTelco

For the three months ended September 30, 2008, TRS-RenTelco’s total revenues increased $5.0 million, or 19%, to $31.4 million for the same period in 2007, due to higher rental and sales revenues. Pre-tax income increased 20% to $5.9 million for the three months ended September 30, 2008 from $4.9 million for the same period of 2007, primarily due to higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expense.

The following table summarizes quarter results for each revenue and gross profit category, pre-tax income, and other selected information.

TRS-RenTelco – Q3 2008 compared to Q3 2007 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$23,898	$21,724	$2,174	10%
Rental Related Services	593	463	130	28%

Rental Operations	24,491	22,187	2,304	10%
Sales	6,402	3,710	2,692	73%
Other	465	459	6	1%

Total Revenues	$31,358	$26,356	$5,002	19%

Gross Profit
Rental	$9,559	$8,864	$695	8%
Rental Related Services	75	67	8	12%

Rental Operations	9,634	8,931	703	8%
Sales	2,989	1,335	1,654	124%
Other	465	459	6	1%

Total Gross Profit	$13,088	$10,725	2,363	22%

Pre-tax Income	$5,870	$4,903	$967	20%

Other Information
Depreciation of Rental Equipment	$11,260	$10,239	$1,021	10%
Interest Expense Allocation	$944	$915	$29	3%
Average Rental Equipment [1]	$257,874	$214,733	$43,141	20%
Average Rental Equipment on Rent [1]	$176,847	$146,814	$30,033	20%
Average Monthly Total Yield [2]	3.09%	3.37%		-8%
Average Utilization [3]	68.6%	68.4%		0%
Average Monthly Rental Rate [4]	4.50%	4.93%		-9%
Period End Rental Equipment [1]	$262,054	$221,752	$40,302	18%
Period End Utilization [3]	68.0%	69.9%		-3%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2008 increased $2.4 million, or 22% to $13.1 million from $10.7 million for the same period in 2007. For the three months ended September 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.2 million, or 10%, as compared to 2007, with depreciation expense increasing $1.0 million, or 10%, resulting in increased gross profit on rental revenues of $0.7 million, or 8%, to $9.6 million as compared to 2007. The rental revenue increase was due to 20% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as average monthly rental rate decreased 9% and utilization of rental equipment was comparable in 2008 and 2007. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of equipment acquired in the 2004 TRS acquisition having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 73% to $6.4 million in 2008, as compared to $3.7 million in 2007 due to higher new and used equipment sales. Gross margin percentage was 47% in 2008, compared to 36% in 2007, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $1.7 million to $3.0 million from $1.3 million in 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2008, selling and administrative expenses increased $1.4 million, or 28%, to $6.3 million from $4.9 million in the same period in 2007 due to headcount additions to support business growth and the launch of TRS-Environmental, higher personnel and employee benefit costs and increased bad debt expense.

Nine Months Ended September 30, 2008 Compared to

Nine Months Ended September 30, 2007

Overview

Consolidated revenues for the nine months ended September 30, 2008 increased 8%, to $225.7 million from $209.0 million for the same period in 2007. Consolidated net income for the nine months ended September 30, 2008 increased $1.6 million, or 5% to $31.9 million, or $1.33 per diluted share, from $30.3 million, or $1.19 per diluted share, for the same period in 2007.

For the nine months ended September 30, 2008, on a consolidated basis:

•

Gross profit increased $7.2 million, or 8%, to $102.5 million, with gross profit of TRS-RenTelco increasing $6.6 million, or 22%, primarily due to higher gross profit on rental and sales revenues and Enviroplex gross profit increasing $2.3 million primarily due to $5.5 million higher sales revenues. Mobile Modular gross profit decreased $1.7 million, or 3%, primarily due to lower gross profit on rental related services and sales revenues, partly offset by higher gross profit on rental revenues.

•

Selling and administrative expenses increased $5.3 million, or 14% to $42.7 million from $37.4 million for the same period in 2007, primarily due to higher personnel and employee benefit costs, increased data processing expenses, higher travel and advertising costs and increased bad debt expense.

•

Interest expense decreased $0.8 million, or 10% to $7.3 million from $8.1 million for the same period in 2007, due to 27% lower net average interest rates (4.4% in 2008 compared to 6.0% in 2007) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 64% and 31%, respectively, compared to 73% and 26%, respectively, for the comparable 2007 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex increased to 5% in 2008 from 1% in 2007.

•

Adjusted EBITDA increased $6.4 million, or 6%, to $106.8 million compared to $100.4 million in 2007, with TRS-RenTelco increasing $6.5 million, Enviroplex increasing $2.1 million and Mobile Modular decreasing $2.2 million.

Mobile Modular

For the nine months ended September 30, 2008, Mobile Modular’s total revenues decreased $2.3 million, or 2%, to $121.0 million from the same period in 2007, primarily due to lower sales and rental related services revenues, partly offset by higher rental revenues during the period. The revenue decrease and lower gross margin on rental and rental related services revenues resulted in a decrease in pre-tax income of $2.3 million, or 6%, to $33.8 million for the nine months ended September 30, 2008, from $36.1 million for the same period in 2007.

The following table summarizes nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

Mobile Modular – Nine Months Ended 9/30/08 compared to Nine Months Ended 9/30/07 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$77,317	$74,501	$2,816	4%
Rental Related Services	22,691	24,670	(1,979)	-8%

Rental Operations	100,008	99,171	837	1%
Sales	20,515	23,555	(3,040)	-13%
Other	433	481	(48)	-10%

Total Revenues	$120,956	$123,207	$(2,251)	-2%

Gross Profit
Rental	$48,382	$47,666	716	2%
Rental Related Services	6,513	8,009	(1,496)	-19%

Rental Operations	54,895	55,675	(780)	-1%
Sales	5,182	6,075	(893)	-15%
Other	433	481	(48)	-10%

Total Gross Profit	$60,510	$62,231	$(1,721)	-3%

Pre-tax Income	$33,796	$36,125	$(2,329)	-6%

Other Information
Depreciation of Rental Equipment	$9,876	$9,136	$740	8%
Interest Expense Allocation	$4,935	$5,767	$(832)	-14%
Average Rental Equipment [1]	$457,707	$422,266	$35,441	8%
Average Rental Equipment on Rent [1]	$374,465	$347,068	$27,397	8%
Average Monthly Total Yield [2]	1.88%	1.96%		-4%
Average Utilization [3]	81.8%	82.2%		0%
Average Monthly Rental Rate [4]	2.29%	2.39%		-4%
Period End Rental Equipment [1]	$473,336	$443,508	$29,828	7%
Period End Utilization [3]	80.8%	82.9%		-3%
Period End Floors [1]	27,344	26,144	1,200	5%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2008 decreased $1.7 million or 3%, to $60.5 million from $62.2 million for the same period in 2007. For the nine months ended September 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.8 million, or 4%, over 2007, primarily due to the continued education market demand for classrooms, partly offset by decreased demand for commercial buildings. The rental revenue increase was due to an 8% increase in average rental equipment, partly offset by lower average total yield due to lower average monthly rental rate. As a percentage of rental revenues, depreciation was 13% in 2008 and 12% in 2007 and other direct costs increased to 25% in 2008 from 24% in 2007, which resulted in gross margin percentage of 63% in 2008 compared to 64% in 2007. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.7 million, or 2%, to $48.4 million from $47.7 million in 2007.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $2.0 million, or 8%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to lower revenues from services rendered during the lease during 2008 as compared to 2007. The lower revenues combined with lower gross margin percentage of 29% in 2008 compared to 33% in 2007, resulted in rental related services gross profit decreasing 19%, to $6.5 million from $8.0 million in 2007.

•

Gross Profit on Sales – Sales revenues decreased $3.0 million, or 13%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues combined with lower gross margin percentage, 25% in 2008 compared to 26% in 2007, resulted in sales gross profit decreasing 15%, to $5.2 million in 2008 from $6.1 million in 2007.

For the nine months ended September 30, 2008, selling and administrative expenses increased 7%, to $21.8 million from $20.3 million in the same period in 2007, primarily due to head count additions to support business growth, higher personnel and employee benefit costs, increased advertising costs and increased bad debt expense.

TRS-RenTelco

For the nine months ended September 30, 2008, TRS-RenTelco’s total revenues increased $13.4 million, or 17%, to $91.1 million compared to the same period in 2007, due to higher rental and sales revenues. Pre-tax income increased 24% to $16.1 million for the nine months ended September 30, 2008 from $13.0 million for the same period in 2007, primarily due to higher gross profit on rental and sales revenues partly offset by higher selling and administrative expense.

The following table summarizes nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Nine Months Ended 9/30/08 compared to Nine Months Ended 9/30/07 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$69,788	$61,461	$8,327	14%
Rental Related Services	1,495	1,318	177	13%

Rental Operations	71,283	62,779	8,504	14%
Sales	18,371	13,437	4,934	37%
Other	1,441	1,450	(9)	-1%

Total Revenues	$91,095	$77,666	$13,429	17%

Gross Profit
Rental	$28,822	$24,754	$4,068	16%
Rental Related Services	117	60	57	95%

Rental Operations	28,939	24,814	4,125	17%
Sales	7,004	4,475	2,529	57%
Other	1,441	1,450	(9)	-1%

Total Gross Profit	$37,384	$30,739	$6,645	22%

Pre-tax Income	$16,090	$13,021	$3,069	24%

Other Information
Depreciation of Rental Equipment	$32,234	$29,040	$3,194	11%
Interest Expense Allocation	$2,690	$2,752	$(62)	-2%
Average Rental Equipment [1]	$247,178	$203,407	$43,771	22%
Average Rental Equipment on Rent [1]	$170,161	$136,691	$33,470	24%
Average Monthly Total Yield [2]	3.14%	3.36%		-7%
Average Utilization [3]	68.8%	67.2%		2%
Average Monthly Rental Rate [4]	4.56%	5.00%		-9%
Period End Rental Equipment [1]	$262,054	$221,752	$40,302	18%
Period End Utilization [3]	68.0%	69.9%		-3%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2008 increased 22%, to $37.4 million from $30.7 million for the same period in 2007. For the nine months ended September 30, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues – Rental revenues increased $8.3 million, or 14%, as compared to 2007, with depreciation expense increasing $3.2 million, or 11%, resulting in increased gross profit on rental revenues of $4.1 million, or 16%, to $28.8 million as compared to 2007. The rental revenue increase was due to 22% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as average monthly rental rate decreased 9% and utilization of rental equipment increased 2%. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of equipment acquired in the 2004 TRS acquisition having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 37% to $18.4 million in 2008 as compared to $13.4 million in 2007. Gross margin percentage was 38% in 2008, compared to 33% in 2007, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $2.5 million, or 57%, to $7.0 million from $4.5 million in 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2008, selling and administrative expenses increased 24%, to $18.6 million from $15.0 million in the same period in 2007 due to headcount additions to support business growth and the launch of TRS-Environmental, higher personnel and employee benefit costs and increase bad debt expense.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2008 compared to the same period in 2007 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $81.3 million, an increase of 50% in 2008 as compared to $54.2 million in 2007. The $27.1 million increase in net cash provided by operating activities was primarily attributable to the improved results of operations and lower tax payments in 2008 due to the impact of the 2008 federal economic stimulus package, compared to 2007 and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $73.7 million in 2008 compared to $63.4 million in 2007. The $10.3 million increase was primarily due to an $8.6 million increase in construction in progress partly offset by higher proceeds from sale of rental equipment of $21.5 million compared to $19.0 million in 2007.

Cash Flows from Financing Activities: Net cash used in financing activities was $12.2 million in 2008, compared to net cash provided by financing activities of $11.5 million in 2007. The $23.7 million change in net cash flows from financing activities was primarily due to the payment for repurchase of common stock of $24.4 million.

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

At September 30, 2008, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $186.3 million was outstanding and had capacity to borrow up to an additional $168.7 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At September 30, 2008 the actual ratio was 3.37.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At September 30, 2008 the actual ratio was 2.99.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At September 30, 2008 the actual ratio was 1.54.

At September 30, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the second payment made on June 2, 2008 which reduced the principal balance to $36.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At September 30, 2008 the actual ratio was 3.93.

•

Permit the consolidated leverage ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.25 to 1.00. At September 30, 2008 the actual ratio was 1.54.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At September 30, 2008, such sum was $232.1 million and the actual tangible net worth of the Company was $242.3 million.

At September 30, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. There were no repurchases of common stock in the nine months ending September 30, 2007. As of November 6, 2008, 2,000,000 shares remain authorized for repurchase.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

During June 2005, we entered into an agreement with Rental Result, a rental software application provider, to support the transition of our modular business, certain aspects of our electronic test equipment business and our accounting systems to their platform. This is a multi-year project and the first and largest phase of the project was implemented in October 2008. The new ERP and upgrades to our IT infrastructure will result in higher selling and administrative costs in 2008 and beyond. These information system upgrades are important to serve and support our strategic growth.

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

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available credit line. If we substantially reduced our available credit line, it would limit our ability to make other investments, or we may be required to seek additional debt or equity financing.

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

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing.

While we intend to finance expansion with cash flow from operations and borrowing under our existing unsecured revolving line of credit facility, we may require additional financing to support our continued growth. However, due to the current uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to the Company or at all.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay, based on the $186.3 million balance of variable rate debt outstanding at September 30, 2008. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters. In particular, we have our headquarters, three operating facilities, and rental equipment in California, which are located in areas with above average seismic activity and could be subject to a catastrophic loss caused by an earthquake. Our rental equipment and facilities in Texas, Florida, North Carolina and Georgia are located in areas subject to hurricanes and other tropical storms. In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount or our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance.

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

As of September 30, 2008, 64% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular equipment beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Dividends

On September 24, 2008 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.20 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: November 6, 2008		MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer