Form 10-K
period 2008-12-31
MCGRATH RENTCORP
filed 2009-02-27
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008                        Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number: (925) 606-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2008: $543,583,491.

As of February 25, 2009, 23,708,618 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2009 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 82

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes,” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the effect of the current recession and the credit crisis on our suppliers, our customers, and our results of operations and the Company’s ability to access additional capital in the current uncertain capital and credit market; the level of the Company’s future rentals and sales, customer demand and cost of raw materials; the Company’s ability to retain and recruit key personnel; the impact of the current recession on our debt covenants and the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the Company’s ability to successfully integrate and operate the Adler Tank Rentals business and other future acquisitions and to manage the risks related to those business, including environmental risk; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade its equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into Florida, North Carolina, Georgia, Maryland and Virginia and other new markets in the U.S.; the Company’s reliance on its information technology systems; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company, including under environmental and health and safety and products liability laws; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

The Company is a diversified business to business rental company with three rental products; relocatable modular buildings, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation, its modular building rental division, (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2008, Mobile Modular, TRS-RenTelco and Enviroplex contributed 67%, 28% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 71%, 28% and 1% for 2007. Even though managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Adler Tanks was acquired on December 11, 2008 and its contribution to the Company’s pretax income in 2008 was not significant.

Mobile Modular rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas, Florida, North Carolina, Georgia and beginning in 2008 in Maryland and Virginia. These modular units are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, healthcare clinics, child care facilities and for a variety of other purposes. Mobile Modular purchases the modulars from various manufacturers who build them to Mobile Modular’s design specifications. Mobile Modular currently operates two regional sales and inventory centers in California, one in Texas, one in Florida and regional sales offices serving North Carolina, Georgia, Maryland and Virginia. Although Mobile Modular’s primary emphasis is on rentals, sales of modulars routinely occur and fluctuate from period to period depending on customer requirements, budgets and other factors.

The educational market is the largest segment of our modular business. Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K–12) schools comprised approximately 54%, 53% and 55%, of Mobile Modular’s rental and sales revenues for 2008, 2007 and 2006, respectively. Historically, demand in this market has been fueled by an increasing student population, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities, and the phasing out of portable classrooms compliant with older building codes.

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2008, the original cost of electronic test equipment inventory was comprised of 68% general-purpose electronic test equipment, 31% communications electronic test equipment and 1% environmental test equipment. In January 2008, the Company launched online ordering for its electronic test equipment rental business.

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

In 2008, the Company began operations in three new areas: (1) the portable storage business under the name Mobile Modular Portable Storage. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California; (2) the environmental test equipment rental business under TRS-Environmental, offering a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase; and (3) the liquid and solid containment tanks and boxes rental business through the acquisition of Adler Tank Rentals, LLC on December 11, 2008. Adler Tanks operates from branches that serve the Northeast, Mid-Atlantic, Midwest and Texas. These three new initiatives were not significant to the Company’s results of operations for the year ended December 31, 2008.

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

In early 2004, the Company leveraged its California classroom rental expertise and strategically expanded organically to Florida, renting modular classroom products. We believe that we have developed good relationships with school districts, manufacturers, and other suppliers while introducing into the Florida market an innovative classroom design, the Campus Maker TM. This design is a low profile, steel frame product that allows school districts to install their classrooms in much closer proximity to one another, thereby freeing up valuable playground and activity space and eliminating the need for a separate ramp system on most installations. The Campus Maker TM product has significantly improved aesthetics compared to standard modular classrooms and continues to gain popularity in the marketplace.

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

From 2004 onward, the Company continued to focus on its core rental businesses, integrating the acquired TRS operations and establishing and growing Mobile Modular’s Florida operations. During 2005, the Company purchased 122.5 acres of undeveloped land in Florida and, in 2008, completed the construction of its Florida regional sales and inventory center. In late 2007 Mobile Modular expanded its operations into North Carolina and Georgia. In 2008 Mobile Modular’s operations were extended to Maryland and Virginia.

During 2008, under the trade name “TRS-Environmental”, the Company entered the environmental test equipment business serving the Americas. In addition, under the trade name “Mobile Modular Portable Storage”, the Company entered the portable storage container rental business in Northern California.

In November 2008, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of the liquid and solid containment tanks and boxes rental business of Adler Tank Rentals, LLC (“Adler Tanks”). Pursuant to the terms and conditions of the Asset Purchase Agreement, the total purchase price was $90.8 million which consisted of cash consideration of $87.5 million, 40,000 shares of the Company’s common stock valued at $0.7 million, $1.8 million of certain liabilities relating to the rental business and $0.8 million of transaction costs. The cash portion of the purchase price is subject to certain post-closing adjustments for net working capital. The transaction was completed on December 11, 2008. The Company financed the acquisition from its $350.0 million credit facility. Since December 11, 2008, Adler Tanks’ results have been included in the Company’s Consolidated Statements of Income, and since that date, the rental business has operated under the name of Adler Tank Rentals.

Business Model

The Company invests capital in rental products and generally has recovered its original investment through rents less operating expenses in a relatively short period of time compared to the product’s rental life. When the Company’s rental products are sold, the proceeds generally have covered a high percentage of the original investment. With these characteristics, a significant base of rental assets on rent generates a considerable amount of operating cash flows to support continued rental asset growth. The Company’s rental products have the following dynamics:

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

•

All rental products have long useful lives relative to the typical rental term with modulars having an estimated life of eighteen years compared to the typical committed term of twelve to twenty-four months, electronic test equipment having an estimated life range of two to seven years depending on the type of product compared to a typical rental term of one to six months and liquid and solid containment tanks and boxes having an estimated life of twenty years compared to typical rental terms of one to six months.

•

Typically, we believe short-term rental rates recover the Company’s original investment quickly, with modulars in approximately four years and electronic test equipment in approximately two and one-half years, based on the respective product’s annual yield in 2008, or the annual rental revenues divided by the average cost of rental inventory for 2008.

•

When product is sold from rental inventory, a significant portion of the original investment is recovered. Effective asset management is a critical element to each of the rental businesses and the resulting residuals realized when product is sold from inventory. Modular asset management requires designing and building the product for a long life, coupled with ongoing repair and maintenance investments, to ensure its long useful rental life and generally, higher residuals upon sale. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand and, once invested, proactively managing the equipment at the model level for optimum utilization through its technology life cycle maximizing the rental revenues and residuals realized. Liquid and solid containment tanks and boxes asset management requires selecting and purchasing quality product and making ongoing repair and maintenance investments to ensure its long rental life.

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

Employees

As of December 31, 2008, the Company had 688 employees, of whom 50 were primarily administrative and executive personnel, with 362, 150, 44 and 82 in the operations of Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2008, Mobile Modular purchased 21% of its modular units from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from two regional sales and inventory centers in California, one in Texas, and one in Florida, serving large geographic areas in these states, and sales offices serving the North Carolina, Georgia, Maryland and Virginia regions. The California, Texas and Florida operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. Mobile Modular believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 11 years old with sale proceeds recovering a high percentage of the equipment’s capitalized cost. Mobile Modular depreciates its rental equipment over 18 years using a 50% residual value.

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

Expertise—The Company believes that over the 30 years Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern the modulars in the states where it operates and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

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

Market

Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, North Carolina, Georgia, Maryland and Virginia. Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate offices, and California, Texas and Florida modular regional sales and inventory center offices are housed in various sizes of modular units.

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

At December 31, 2008, Mobile Modular owned 28,373 new or previously rented modulars including accessories with an aggregate cost of $503.7 million, or an average cost per unit of $17,800. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2008, fleet utilization was 81.0% and average fleet utilization during 2008 was 81.6%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2008, Mobile Modular’s largest sale was for new modular classrooms to a Florida school district for approximately $1.2 million. This sale represented approximately 5% of Mobile Modular’s sales, 2% of the Company’s consolidated sales, and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms, Williams Scotsman International, Inc. and Modspace, Inc., are engaged in the rental of modulars, have many offices throughout the country and we believe have greater financial resources than Mobile Modular. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, Texas, Florida, beginning late in 2007 in North Carolina and Georgia and beginning in 2008 in Virginia and Maryland. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. The Company believes that part of the strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates continued intense competition and believes it must continue to improve its products and services to remain competitive in market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2008	2007	2006	2005	2004
Modular Rental Revenues (Mobile Modular)	51%	50%	50%	53%	52%
Modular Sales Revenues (Mobile Modular & Enviroplex)	60%	59%	65%	67%	72%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	54%	53%	55%	59%	59%
Consolidated Rental and Sales Revenues[1]	30%	30%	33%	34%	36%
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

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the California Division of State Architect (“DSA”). However, school districts may rent classrooms that meet either the Department of Housing and Community Development (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. In February 2006, new legislation was passed extending the use of these classroom buildings from September 30, 2007 to September 30, 2015. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. There can be no assurance that these regulations and policies that allow for the continuing rental of DOH classrooms for new public school projects will remain in place. At December 31, 2008, the net book value of DOH classrooms represented less than 1.5% of the net book value of the Company’s modular rental equipment and less than 1.0% of the total assets of the Company, and the utilization of these DOH classrooms was 58.0%.

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

Customer Service—The Company believes that its focus on providing excellent service to its customers provides a competitive advantage. TRS-RenTelco strives to provide exemplary service to fulfill its commitments to its customers. TRS-RenTelco prides itself in providing solutions to meet customers’ needs by having equipment available, and responding quickly and thoroughly to their requests. TRS-RenTelco’s sophisticated in-house laboratory ensures the equipment is fully functional and meets its customers’ delivery requirements. Service needs of TRS-RenTelco’s customers are supported 24 hours a day, 7 days a week by its customer care specialists. TRS-RenTelco’s goal is to provide service beyond its customers’ expectations, which, the Company believes, results in customer loyalty and repeat business. In January 2008, TRS-RenTelco launched an online ordering website for rental test equipment. The Company believes web-based sales offerings will become an increasingly important competitive advantage. TRS-RenTelco intends to provide online support, product application and order taking on a 24 hours a day, 5 days a week time frame.

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

The Company believes that customers rent electronic test equipment for many reasons. Customers frequently need equipment for short-term projects, to evaluate new products, and for backup to avoid costly downtime. Delivery times for the purchase of such equipment can be lengthy; thus, renting allows the customer to obtain the equipment expeditiously. The Company also believes that the relative certainty of rental costs can facilitate cost control and be useful in the bidding of and pass-through of contract costs. Finally, renting rather than purchasing may better satisfy the customer’s budgetary constraints.

Rentals

TRS-RenTelco rents electronic test equipment typically for rental periods of from one to six months, although in some instances, there can be rental terms up to a year or greater. Monthly rental rates range from approximately 3% to 10% of the current manufacturers’ list price. TRS-RenTelco depreciates its equipment over 1 to 8 years with no residual value.

At December 31, 2008, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $255.8 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 64.0% as of December 31, 2008 and averaged 68.1% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. TRS-RenTelco attempts to maintain an inventory where the majority of equipment is less than five years old. In 2008, approximately 20% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2008 represented approximately 2.5% of electronic test equipment sales, 0.9% of the Company’s consolidated sales and 0.2% of consolidated revenues.

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

LIQUID AND SOLID CONTAINMENT TANKS AND BOXES

Description

Adler Tanks’ rental inventory is comprised of tanks and boxes used for various containment solutions to store hazardous and non-hazardous liquids and solids in applications such as: oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services. The tanks and boxes are comprised of the following products:

•

fixed axle steel tanks (“tanks”) for the storage of groundwater, wastewater, volatile organic liquids, sewage, slurry and bio sludge, oil and water mixtures and chemicals. Tanks are available in a variety of sizes including 21,000 gallon, 16,000 gallon, 10,000 gallon and 8,000 gallon;

•

vacuum containers (“boxes”), which provide secure containment of sludge and solid materials. Vacuum boxes may be used for additional on-site storage or for transporting materials off-site or enabling vacuum trucks to remain in operation;

•	dewatering boxes for the separation of water contained in sludge and slurry; and

•	roll-off and trash boxes for the temporary storage and transport of solid waste.

Adler Tanks purchases tanks and boxes from various manufacturers located throughout the country. With the exception of Sabre Manufacturing LLC (“Sabre”), none of the principal suppliers are affiliated with the Company. Sabre is independently operated and is 100% owned by the President of Adler Tanks. Adler Tanks purchases tanks from Sabre on terms and conditions pursuant to arms-length negotiations conducted at the time of purchase.

Competitive Strengths

Market Leadership—The Company believes that Adler Tanks is the fifth largest participant in the liquid and solid containment tanks and boxes rental business in North America. It operates from branches serving the Northeast, Mid-Atlantic, Midwest and Texas.

Expertise—The Company believes that Adler Tanks has highly experienced operating management and branch employees. Adler Tanks employees are knowledgeable about the operation of its rental equipment and customer applications. Adler Tanks believes that it provides a superior level of customer service due to its strong relationship building skills and the quality of its responsiveness.

Asset Management—The Company believes that Adler Tanks markets a high quality, well constructed and well maintained rental product. The Company depreciates its tanks and boxes over a 20 year estimated useful life to 0% residual value. We believe that if maintained, older tanks and boxes will continue to produce similar rental rates as newer equipment. The fleet’s utilization is regionally optimized by understanding customer demand, expected returns and manufacturer’s production capacity to manage overall fleet utilization at optimum levels.

Market

The United States liquid and solid containment rental market is estimated at $1 billion of annual rental revenues. There are a large and diverse number of market segments including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services.

The tank and box rental products that Adler Tanks builds may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, there can be rental terms up to a year or greater. Monthly rates typically range from 2% to 10% of the equipment’s original acquisition cost.

Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 70.3% at December 31, 2008.

Seasonality

The Company does not believe the liquid and solid containment rental industry to be highly seasonal, except for the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies. Some of our national competitors, notably BakerCorp and Rain For Rent, are significantly larger than we are and have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

Operating Segments

For segment information regarding the Company’s four operating segments: Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, see “Note 10. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2008	2007	2006	2005	2004
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$103,236	$100,541	$91,124	$81,180	$71,460
Rental Related Services	31,484	32,982	29,913	25,053	22,142

Total Modular Rental Operations	134,720	133,523	121,037	106,233	93,602

Sales—Mobile Modular	25,796	29,349	34,209	49,107	27,617
Sales—Enviroplex	19,484	10,649	12,393	10,562	9,254

Total Modular Sales	45,280	39,998	46,602	59,669	36,871

Other	543	654	729	625	444

Total Modular Revenues	$180,543	$174,175	$168,368	$166,527	$130,917

Percentage of Rental Revenues	52.3%	54.3%	53.9%	53.3%	59.4%
Percentage of Total Revenues	59.3%	62.1%	63.0%	61.2%	64.6%
Rental Equipment, at cost (year-end)	$503,678	$475,077	$451,828	$408,227	$339,537
Rental Equipment, net book value (year-end)	$376,606	$358,017	$343,590	$307,822	$245,924
Number of Units (year-end)	28,373	27,151	26,467	24,928	21,566
Utilization (year-end)[1]	81.0%	82.8%	81.4%	83.5%	86.1%
Average Utilization[1]	81.6%	82.3%	82.9%	84.9%	85.6%
Average Rental Equipment, at cost[2]	$461,848	$427,859	$385,630	$341,103	$303,294
Annual Yield on Average Rental Equipment, at cost	22.4%	23.5%	23.6%	23.8%	23.6%
Gross Margin on Rental Revenues	63.2%	64.5%	62.2%	63.8%	63.0%
Gross Margin on Sales	26.5%	27.5%	27.9%	26.4%	23.3%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$92,982	$84,776	$77,816	$71,136	$48,898
Rental Related Services	2,024	1,731	1,686	1,407	1,205

Total Electronics Rental Operations	95,006	86,507	79,502	72,543	50,103
Sales	24,948	17,831	17,483	31,154	20,291
Other	1,896	1,896	1,713	1,956	1,209

Total Electronics Revenues[3]	$121,850	$106,234	$98,698	$105,653	$71,603

Percentage of Rental Revenues	47.1%	45.7%	46.1%	46.7%	40.6%
Percentage of Total Revenues	40.1%	37.9%	37.0%	38.8%	35.4%
Rental Equipment, at cost (year-end)	$255,778	$232,349	$186,673	$154,708	$149,437
Rental Equipment, net book value (year-end)	$129,573	$127,997	$107,752	$98,611	$111,864
Utilization (year-end)[1]	64.0%	69.3%	66.3%	68.9%	61.6%
Average Utilization[1]	68.1%	68.3%	69.6%	66.2%	61.7%
Average Rental Equipment, at cost[4]	$250,173	$209,546	$170,705	$151,087	$93,387
Annual Yield on Average Rental Equipment, at cost	37.2%	40.5%	45.6%	47.1%	52.4%
Gross Margin on Rental Revenues	40.3%	41.8%	42.8%	38.1%	38.7%
Gross Margin on Sales	33.8%	35.0%	37.8%	24.7%	26.8%
Total Revenues[5]	$304,159	$280,409	$267,066	$272,180	$202,520
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars excludes new equipment inventory and accessory equipment.
3	In 2004, certain electronics revenue amounts were reclassified to conform to the current year presentation.
4	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
5	2008 Total Revenues include Adler Tanks revenues of $1,766 for the period from December 11, 2008 (acquisition date) through December 31, 2008. Due to Adler Tanks limited period of operation in 2008, full product line results are not presented.

Item 1A.	Risk Factors

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

The effects of a recession in the United States and other countries and the continuing financial and credit crisis may adversely impact our business and financial condition and may negatively impact our ability to access financing.

The U.S. economy is currently in a recession which may deepen and continue for the foreseeable future. Demand for our rental products depends on continued industrial and business activity and state government funding. The continuation of the U.S. recession and general global economic downturn could adversely affect our customers, including local school districts, which could result in decreased demand for the products we rent. Reduced demand for our rental products and deflation could increase price competition. This lowered demand and price pressure could have a material adverse effect on our revenue and profitability.

The continued credit crisis and related instability in the global financial system may also have an impact on our business and our financial condition. General economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our existing unsecured revolving line of credit facility, we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, if any, of such changes in our business.

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

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. More recently, the global credit crisis has adversely affected the prices of publicly traded stocks across the board as stockholders have become more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure. These broad market fluctuations and recent negative economic trends may cause declines in the market price of our common stock and are based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the states and countries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	costs associated with the launching or integration of new or acquired businesses;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	the volume, timing and mix of maintenance and repair work on our rental equipment;

•	our equipment mix, availability, utilization, and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete, or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in, and application of, accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

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

Failure by third parties to manufacture and deliver our products to our specifications or on a timely basis may harm our reputation and financial condition.

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Although in general, we make advance purchases of some products to help ensure an adequate supply, currently, we do not have any long-term purchase contracts with any third-party supplier. We may experience supply problems as a result of financial or operating difficulties of our suppliers, shortages, and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Current unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

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

In June 2005, we entered into an agreement with Rental Result, a rental software application provider, to support the transition of our modular business, certain aspects of our electronic test equipment business and our accounting systems to their platform. These information system upgrades are important to serve and support our strategic growth. The first and largest phase of this multi-year project was implemented in October 2008. We expect the continuing upgrades to our IT infrastructure will result in higher ongoing selling and administrative costs in 2009.

The delay or failure to implement these new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

We have engaged in acquisitions and may engage in future acquisitions that could negatively impact our results of operations, financial condition and business.

In 2004, we acquired TRS, an electronic test equipment rental business and in 2008 we acquired Adler Tank Rentals, a liquid and solid containment rental business. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	difficulties in complying with regulations, such as environmental regulations, and managing risks related to an acquired business;

•	timely completion of necessary financing and required amendments, if any, to existing agreements;

•	an inability to implement uniform standards, controls, procedures and policies;

•	undiscovered and unknown problems, defects, liabilities, or other issues related to any acquisition that become known to us only after the acquisition;

•	negative reactions from our customers to an acquisition;

•	disruptions among employees which may erode employee morale;

•	potential loss of key employees, including costly litigation resulting from the termination of those employees.

In connection with acquisitions we may:

•	assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	become subject to litigation.

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available credit line. If we increase the amount borrowed against our available credit line, we would increase the risk of breaching the covenants under our credit facilities with our lenders. In addition, it would limit our ability to make other investments, or we may be required to seek additional debt or equity financing.

We could have difficulty integrating the operations of Adler Tank Rentals and other businesses that we may acquire, which could adversely affect our results of operations.

The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. In December 2008, we acquired Adler Tank Rentals. The integration of the Adler Tank Rentals business is ongoing and could disrupt our business by diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations; maintaining acceptable standards, controls, procedures and policies; integrating personnel with disparate business backgrounds; combining different corporate cultures; and the impairment of relationships with employees and customers as a result of any integration of new management and other personnel. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Any of these items could adversely affect our results of operations.

If we do not effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally sell to customers on 30-day terms, individually perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and, in each of the last five years have been less than 1% of total revenues. If economic conditions continue to worsen, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of equipment, particularly electronic test equipment. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit and equipment losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Effective management of our rental assets is vital to our business.

Our modular, electronics and liquid and solid containment rental products have long useful lives and managing those assets is a critical element to each of our rental businesses. Modular asset management requires designing and building the product for a long life that anticipates the needs of our customers, including anticipating changes in legislation, regulations, building codes and local permitting in the various markets in which the Company operates. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand, including anticipating technological advances and changes in manufacturers’ selling prices. Liquid and solid containment asset management requires designing and building the product for a long life, using quality components and repairing and maintaining the products to prevent leaks. For each of our modular, electronic test equipment and liquid and solid containment assets, we must successfully maintain and repair this equipment cost-effectively to maximize the useful life of the products and the level of proceeds from the sale of such products.

The nature of our businesses, including the ownership of industrial property, exposes us to the risk of litigation and liability under environmental, health and safety and products liability laws.

We are subject to national, state, provincial and local environmental laws and regulations concerning, among other things, solid and liquid waste and hazardous substances handling, storage and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with environmental or health and safety laws. We also could incur costs or liabilities related to waste disposal or remediating soil or groundwater contamination at our properties, at our customers’ properties or at third party landfill and disposal sites. These liabilities can be imposed on the parties generating, transporting or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances.

Several aspects of our businesses involve risks of environmental and health and safety liability. For example, our operations involve the use of petroleum products, solvents and other hazardous substances in the construction and maintaining of modular buildings and for fueling and maintaining our delivery trucks and vehicles. We also own, transport and rent tanks and boxes in which waste materials are placed by our customers. The historical operations at some of our previously owned or leased and newly acquired or leased properties may have resulted in undiscovered soil or groundwater contamination or historical non-compliance. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination or non-compliance, may also give rise to liabilities or other claims based on these operations that may be material. In addition, future environmental or health and safety laws and regulations may require significant capital or operational expenditures or changes to our operations.

Accordingly, in addition to potential penalties for non-compliance, we may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. In addition, certain parties may be held liable for more than their fair share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances or other contaminants such as mold can also result in claims for remediation or damages, including personal injury, property damage, and natural resources damage claims. Although expenses related to environmental compliance, health and safety issues, and related matters, have not been material to date, we cannot assure that we will not have to make significant expenditures in the future in order to remain in compliance with applicable laws and regulations. Violations of environmental or health and safety related laws or associated liability could have a material adverse effect on our business, financial condition and results of operations.

In general, litigation in the industries in which we operate, including class actions that seek substantial damages, arises with increasing frequency. Enforcement of environmental and health and safety requirements is also frequent. Such proceedings are invariably expensive, regardless of the merit of the plaintiffs’ or prosecutors’ claims. We may be named as a defendant in the future, and there can be no assurance, irrespective of the merit of such future actions, that we will not be required to make substantial settlement payments in the future. Further, a significant portion of our business is conducted in California which is one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than companies with a less significant California presence.

The nature of our business also subjects us to property damage and product liability claims, especially in connection with our modular buildings and tank and box rental businesses. Although we maintain commercially reasonable liability coverage, an unusually large property damage or product liability claim or a series of claims could exceed our insurance coverage or result in damage to our reputation.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.7 million per year for each 1% increase in the average interest rate we pay, based on the $269.5 million balance of variable rate debt outstanding at December 31, 2008. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in Florida, North Carolina, Georgia, Maryland and Virginia, our expansion through acquisition of TRS, recent expansion into the portable storage and environmental test equipment businesses and in 2008 our expansion into the liquid and solid containment business through the acquisition of Adler Tank Rentals. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal controls over financial reporting for our fiscal year ended December 31, 2008, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

SPECIFIC RISKS RELATED TO OUR RELOCATABLE MODULAR BUILDINGS BUSINESS SEGMENT:

A significant reduction of, or delay in, funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability.

Rentals and sales of modular buildings to public school districts for use as classrooms, restroom buildings, and administrative offices for kindergarten through grade twelve represent a significant portion of Mobile Modular’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business.

To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, a lack or insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products. Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

Public policies that create demand for our products and services may change.

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in a significant increase in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

Compliance with building codes and regulations entail a certain amount of risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than the Company’s. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

Our planned expansions of our modular operations into new markets will affect our operating results.

We have established modular operations in California, Texas and Florida and launched operations in North Carolina and Georgia in late 2007 and in Maryland and Virginia during 2008. We have identified several U.S. markets that we believe will be attractive long-term opportunities for our educational and commercial modular business and continue to consider opportunities for growth of our modular business. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may by affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

A significant portion of the modular sale and rental revenues are derived from the educational market. Typically, during each calendar year, our highest number of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions. These factors may impact the quarterly revenues and earnings of each year’s second, third and fourth quarters.

We face strong competition in our modular building markets.

The modular building leasing industry is highly competitive in our states of operation and we expect it to remain so. The competitive market in which we operate may prevent us from raising rental fees or sales prices to pass any increased costs on to our customers. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery terms. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices.

Some of our larger national competitors in the modular building leasing industry, notably Williams Scotsman International, Inc. and Modspace, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular buildings returning from leases.

As of December 31, 2008, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

Significant increases in raw material and labor costs could increase our acquisition cost of new modular rental units and repair and maintenance costs of our fleet, which would increase our operating costs and harm our profitability.

We incur labor costs and purchase raw materials, including lumber, siding and roofing and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our modular units. The volume, timing and mix of maintenance and repair work on our rental equipment may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will also increase the acquisition cost of new modular units and increase the repair and maintenance costs of our fleet. We also maintain a fleet of service trucks and use subcontractor companies for delivery, set-up, return delivery and dismantle of modulars for our customers. We rely on our subcontractor service companies to meet customer demands for timely shipment and return, and the loss or inadequate number of subcontractor service companies may cause prices to increase, while negatively impacting our reputation and operating performance. During periods of rising prices for labor, raw materials or fuel, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new modular units and incur higher operating costs that we may not be able to recoup from our customers, which would reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our reputation and financial condition.

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2008, Mobile Modular purchased 21% of its modular product from one manufacturer. The Company believes that the loss of its primary manufacturer of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

Failure to properly design, manufacture, repair and maintain the modular product may result in impairment charges, potential litigation and reduction of our operating results and cash flows.

We estimate the useful life of the modular product to be 18 years with a residual value of 50%. However, proper design, manufacture, repairs and maintenance of the modular product during our ownership is required for the product to reach the estimated useful life of 18 years with a residual value of 50%. If we do not appropriately manage the design, manufacture, repair and maintenance of our modular product, or otherwise, delay or defer such repair or maintenance, we may be required to incur impairment charges for equipment that is beyond economic repair or incur significant capital expenditures to acquire new modular product to serve demand. In addition, these failures may result in personal injury or property damage claims, including claims based on presence of mold, and termination of leases or contracts by customers. Costs of contract performance, potential litigation, and profits lost from termination could accordingly reduce our future operating results and cash flows.

Our warranty costs may increase.

Sales of new relocatable modular buildings not manufactured by us are typically covered by warranties provided by the manufacturer of the products sold. We provide ninety-day warranties on certain modular sales of used rental units and one-year warranties on equipment manufactured by our Enviroplex subsidiary. Historically, our warranty costs have not been significant, and we monitor the quality of our products closely. If a defect were to arise in the installation of our equipment at the customer’s facilities or in the equipment acquired from our suppliers or by our Enviroplex subsidiary, we may experience increased warranty claims. Such claims could disrupt our sales operations, damage our reputation and require costly repairs or other remedies, negatively impacting revenues and operating income.

SPECIFIC RISKS RELATED TO OUR ELECTRONIC TEST EQUIPMENT BUSINESS SEGMENT:

Market risk and cyclical downturns in the industries using test equipment may result in periods of low demand for our product resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a significant and prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment. We expect the current U.S. recession and global economic downturn will have an adverse effect on these industries’ demand for equipment in 2009, including the electronic test equipment rented by us, resulting in a reduction of our operating results and cash flows. In addition, the severity and length of any downturn in an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions.

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

Our rental test equipment may become obsolete, which could result in an impairment charge or may no longer be supported by a manufacturer.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to shorten, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products, the introduction of new technologies, and acquire equipment that will be marketable to our current and prospective customers, however, the economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes of our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges and may negatively impact operating results and cash flows.

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

Unfavorable currency exchange rates may negatively impact our financial results in U.S. dollar terms.

We receive revenues in Canadian dollars from our business activities in Canada. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results. We currently do not engage in hedging strategies to mitigate this risk.

SPECIFIC RISKS RELATED TO OUR LIQUID AND SOLID CONTAINMENT TANKS AND BOXES BUSINESS SEGMENT:

We may be brought into tort or environmental litigation or held responsible for cleanup of spills if an accident occurs in the use of our rental products or the customer fails to perform, which could materially adversely affect our business, future operating results or financial position.

Our rental tanks and boxes are used by our customers to store non hazardous and certain hazardous liquids on the customer’s site. Our customers are generally responsible for proper operation of our tank and box rental equipment while on rent and returning a cleaned and undamaged container upon completion of use, but exceptions may be granted and we cannot always assure that these responsibilities are fully met in all cases. Although, we require the customer to carry commercial general liability insurance in a minimum amount of $5,000,000, such policies often contain pollution exclusions and other exceptions and regardless we cannot be sure this amount will always be sufficient. In addition, if an accident were to occur involving our rental equipment or a spill of substances were to occur when the tank or box was in transport or on rent with our customer, a claim could be made against us as owner of the rental equipment.

In the event of a spill or accident, we may be brought into a lawsuit or enforcement action by either our customer or a third party on numerous potential grounds, including that an inherent flaw in a tank or box contributed to the accident or that the tank had suffered some undiscovered harm from a previous customer’s prior use. In the event of a spill caused by our customers, we may be held responsible for cleanup under environmental laws and regulations concerning obligations of suppliers of rental products to effect remediation. In addition, applicable environmental laws and regulations may impose liability on us for conduct of third parties, or for actions that complied with applicable regulations when taken, regardless of negligence or fault. Substantial damage awards have also been made in certain jurisdictions against lessors of industrial equipment based claims of personal injury, property damage, and resource damage claims caused by the use of various products. While we try to take reasonable precautions that our rental equipment is in good and safe condition prior to rental and carry insurance to protect against certain risks of loss or accidents, liability could adversely impact our profitability.

The liquid and solid storage and containment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to sell equipment at favorable prices.

The liquid and solid storage and containment rental industry is highly competitive. We compete against national, regional and local companies, including BakerCorp and Rain For Rent, both of which are significantly larger than we are and both of which have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

We believe that equipment quality, service levels, rental rates and fleet size are key competitive factors in the liquid and solid containment storage rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates. To the extent we lower rental rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted. In addition, we may not be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our operating results through a combination of a decrease in our market share, revenues and decreased operating income.

Market risk and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our product resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil & gas exploration and refinement, environmental remediation & wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil prices may have an adverse effect on our liquid and solid containment tank and boxes business. In addition, the recession in the U.S. may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

Significant increases in raw material, the price of fuel, and labor costs could increase our acquisition and operating costs of rental equipment, which would increase operating costs and decrease profitability.

Increases in raw material costs such as steel and labor to manufacture liquid and solid storage containment tanks and boxes would increase the cost of acquiring new equipment. These price increases could materially adversely impact our financial condition and results of operations if we were not able to recoup these increases through higher rental revenues. In addition, a significant amount of revenues are generated from the transport of rental equipment to and from customers. We own delivery trucks, employ drivers and utilize subcontractors to provide these services. The price of fuel can be unpredictable and beyond our control. We have not been able to mitigate the expense impact of higher fuel costs through surcharges, and do not intend to do so in the future. During periods of rising fuel and labor costs, and in particular when prices increase rapidly, we may not be able recoup these costs from our customers, which would reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our ability to meet customer demand and harm our financial condition.

We are dependent on a variety of third party companies to manufacture equipment to be used in our rental fleet. With the exception of Sabre Manufacturing, LLC, which is owned by the President of our Adler Tanks division, none of the manufacturers are affiliated with the Company. In some cases, we may not be able to procure equipment on a timely basis to the extent that manufacturers for the quantities of equipment we need are not able to produce sufficient inventory on schedules that meet our delivery requirements. In particular, we have seen weather-related slowdowns of manufacturing activity in New England in past winters. If demand for new equipment increases significantly, especially during a seasonal slowdown, manufacturers may not be able to meet customer orders on a timely basis. As a result, we at times may experience long lead-times for certain types of new equipment and we cannot assure that we will be able to acquire the types or sufficient numbers of the equipment we need to grow our rental fleet as quickly as we would like.

We derive a significant amount of our revenue in our liquid and solid containment tank and boxes business from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.

A significant portion of our revenue in our liquid and solid containment tank and boxes business is generated from a few major customers, including Republic Services, Inc. Although we have some long-term relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations and service our debt.

We may not be able to quickly redeploy equipment returning from leases at equivalent prices.

Many of our rental transactions are short term in nature with pricing established on a daily basis. The length of time that a customer needs equipment can often be difficult to determine and can be impacted by a number of factors such as weather, customer funding and project delays. In addition, our equipment is primarily used in the industrial plant services, environmental remediation, infrastructure construction, and oil and gas industries. Changes in the economic conditions facing any of those industries could result in a significant number of units returning off rent, both for us and our competitors.

If the supply of rental equipment available on the market significantly increases due to units coming off rent, demand for and pricing of our rental products could be adversely impacted. We may experience delays in remarketing our off-rent units to new customers. Actions in these circumstances by our competitors may also depress the market price for rental units. These delays and price pressures would adversely affect equipment utilization levels and total revenues, which would reduce our profitability.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES.

The Company’s four business segments currently conduct operations from the following locations:

Relocatable Modular Buildings—Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area), Pasadena, Texas (Houston Area) and in Auburndale, Florida (Orlando Area). The four inventory centers conduct rental and sales operations from multi-modular buildings, serving as working models of the Company’s modular product. The Company also has a modular sales office in Charlotte, North Carolina from which the states of North Carolina, Georgia, Virginia and Maryland are served.

Electronics—Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area).

Liquid and Solid Containment Tanks and Boxes—The Company’s liquid and solid containment tank and boxes rental business is headquartered in Newark, New Jersey and operates from branch offices serving the Northeast, Mid-Atlantic, Midwest and Texas.

Enviroplex—The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its facility in Stockton, California (San Francisco Bay Area).

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2008.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California[1,2]	137.2	7,680	53,440	61,120
Mira Loma, California	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[4]	122.5	8,400	95,902	104,302
Lake County, Florida[11]	15.0	—	—	—
Electronic Test Equipment
Grapevine, Texas[5]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[6]	—	12,500	—	12,500
Liquid and Solid Containment Tanks and Boxes
Newark, New Jersey[8]	0.8	3,000	7,000	10,000
Hammonton, New Jersey[9]	1.0	—	—	—
Deerpark, Texas[10]	8.0	3,000	7,000	10,000
Chicago, Illinois[11]	4.0	—	—	—
Auburn, Massachusetts[11]	5.0	500	—	500
Randolph, Massachusetts[11]	5.0	—	—	—
Holland, Massachusetts[11]	2.0	—	—	—
Norfolk, Virginia[11]	9.0	—	—	—
Enviroplex
Stockton, California[7]	14.9	4,551	124,015	128,566

	455.5	150,916	439,465	590,301

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party on a month to month basis, 2.2 acres are leased to a third party through October 2010 and 33.3 acres are undeveloped.

3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2011 and 19,929 square feet are leased to a third party through September 2012.
4	This modular building complex was completed in July 2008.
5	This facility is leased through December 2018.
6	This facility is leased through December 2010.
7	Within Enviroplex, 6 acres of the 14.9 acres are leased through June 2009 and includes 2,460 square feet of office space and 18,030 feet of warehouse space.
8	This facility is leased through December 2013.
9	This facility is leased through April 2009.
10	This facility is leased through December 2013.
11	This facility is leased on a month to month basis

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The Company’s common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

The market price (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2008				2007
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$28.67	$32.46	$28.55	$26.13	$35.96	$36.75	$33.80	$32.17
Low	$14.40	$23.85	$22.85	$16.51	$23.40	$28.76	$29.68	$27.90
Close	$21.36	$28.82	$24.59	$24.11	$25.75	$33.24	$33.69	$31.67
Dividends Declared	$ 0.20	$ 0.20	$ 0.20	$ 0.20	$ 0.18	$ 0.18	$ 0.18	$ 0.18

As of February 25, 2009, the Company’s common stock was held by approximately 70 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2008 and 2007 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The following table sets forth information with respect to repurchases of shares of the Company’s common stock made by us during the year ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – January 31	507,793	$23.74	507,793	671,831
February 1 – February 29	235,453	$21.17	235,453	436,378
March 1– March 31	225,500	$21.56	225,500	210,878

Total	968,746	$22.61	968,746	210,878

In a press release dated May 14, 2008, we announced that our Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the board of directors terminated its previous share repurchase authorization announced on March 21, 2003. As of May 14, 2008 there were 210,878 shares that were available to repurchase under that previous authorization, which was replaced by the new 2,000,000 share repurchase authorization. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase prices as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors. During the year ended December 31, 2008, the Company purchased $21.9 million of its common stock representing 968,746 shares at an average price of $22.61 per share. During the year ended December 31, 2007, the Company purchased $20.2 million of its common stock representing 797,643 shares at an average price of $25.31 per share. As of February 25, 2009, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2008 and should be read in conjunction with the detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2008	2007	2006	2005	2004
Operations Data
Revenues
Rental	$197,236	$185,317	$168,940	$152,316	$120,358
Rental Related Services	34,080	34,713	31,599	26,460	23,347

Rental Operations	231,316	220,030	200,539	178,776	143,705
Sales	70,404	57,829	64,085	90,823	57,162
Other	2,439	2,550	2,442	2,581	1,653

Total Revenues	304,159	280,409	267,066	272,180	202,520

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	57,115	51,642	45,353	44,178	32,426
Rental Related Services	24,728	24,257	21,830	17,893	15,172
Other	36,661	33,363	33,576	29,292	24,007

Total Direct Costs of Rental Operations	118,504	109,262	100,759	91,363	71,605
Costs of Sales	49,917	40,591	44,481	67,378	43,134

Total Costs of Revenues	168,421	149,853	145,240	158,741	114,739

Gross Profit	135,738	130,556	121,826	113,439	87,781
Selling and Administrative Expenses	58,059	50,026	45,499	39,819	33,705

Income from Operations	77,679	80,530	76,327	73,620	54,076
Interest Expense	9,977	10,719	10,760	7,890	5,188

Income before Provision for Income Taxes	67,702	69,811	65,567	65,730	48,888
Provision for Income Taxes	26,498	27,337	24,209	24,649	18,843

Income before Minority Interest	41,204	42,474	41,358	41,081	30,045
Minority Interest in Income of Subsidiary	—	64	280	262	48

Net Income	$41,204	$42,410	$41,078	$40,819	$29,997

Earnings Per Share:
Basic	$1.74	$1.68	$1.65	$1.65	$1.23
Diluted	$1.72	$1.67	$1.63	$1.61	$1.21
Shares Used in Per Share Calculations:
Basic	23,740	25,231	24,948	24,668	24,344
Diluted	23,944	25,443	25,231	25,331	24,804
Balance Sheet Data (at period end)
Rental Equipment, at cost	$805,744	$707,426	$638,501	$562,935	$488,974
Rental Equipment, net	$552,238	$486,014	$451,342	$406,433	$357,788
Total Assets	$784,497	$642,236	$585,542	$543,160	$474,280
Notes Payable	$305,500	$197,729	$165,557	$163,232	$151,888
Shareholders’ Equity	$249,880	$244,031	$230,792	$198,469	$166,888
Shares Issued and Outstanding	23,709	24,578	25,090	24,832	24,543
Book Value Per Share	$10.54	$9.93	$9.20	$7.99	$6.80
Debt (Total Liabilities) to Equity	2.14	1.63	1.54	1.73	1.84
Debt (Notes Payable) to Equity	1.22	0.81	0.72	0.82	0.91
Return on Average Equity	17.1%	17.2%	19.2%	22.5%	19.5%
Cash Dividends Declared Per Common Share	$0.80	$0.72	$0.64	$0.56	$0.44

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2008	2007	2006	2005	2004
Net Income	$41,204	$42,410	$41,078	$40,819	$29,997
Minority Interest in Income of Subsidiary[1]	—	64	280	262	48
Provision for Income Taxes	26,498	27,337	24,209	24,649	18,843
Interest Expense	9,977	10,719	10,760	7,890	5,188

Income from Operations	77,679	80,530	76,327	73,620	54,076
Depreciation and Amortization	60,416	54,002	47,461	46,433	34,501
Non-Cash Stock-Based Compensation	3,766	3,457	3,125	44	57

Adjusted EBITDA[2]	$141,861	$137,989	$126,913	$120,097	$88,634

Adjusted EBITDA Margin[3]	47%	49%	48%	44%	44%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2008	2007	2006	2005	2004
Adjusted EBITDA[2]	$141,861	$137,989	$126,913	$120,097	$88,634
Interest Paid	(10,073)	(10,718)	(10,511)	(7,799)	(5,518)
Income Taxes Paid	(4,581)	(14,424)	(17,248)	(22,871)	(8,355)
Gain on Sale of Rental Equipment	(11,185)	(10,027)	(9,747)	(9,662)	(8,532)
Change in certain assets and liabilities:
Accounts Receivable, net	(13,341)	(7,227)	4,590	(9,134)	(8,067)
Prepaid Expenses and Other Assets	(2,475)	(1,721)	148	(1,312)	(2,348)
Accounts Payable and Other Liabilities	(575)	(2,076)	7,254	10,223	5,697
Deferred Income	(893)	3,096	(2,280)	2,311	761

Net Cash Provided by Operating Activities	$98,738	$94,892	$99,119	$81,853	$62,272

1	In November of 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California.

2	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock-based compensation and non-cash impairment charges.

3	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the line of credit and the senior notes. At December 31, 2008 the actual ratio for the line of credit and the senior notes was 3.39 and 4.28, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be (1) greater than 2.50 to 1.00 under the line of credit and (2) greater than 2.25 to 1.00 under the senior notes. At December 31, 2008 the actual ratio was 2.15.

At December 31, 2008, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and; (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2008, Mobile Modular, TRS-RenTelco and Enviroplex contributed 67%, 28% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 71%, 28% and 1% for 2007. Adler Tanks was acquired on December 11, 2008 and its pretax income contribution was $0.5 million in 2008. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, and rental equipment deterioration. The Company believes it mitigates these risks by continued advocacy and collaboration with governing agencies and legislative bodies for ongoing use of its modular product, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure all types of rental equipment are in good operating condition.

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

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”), vacuum containers, dewatering containers and roll off containers, collectively referred to as “boxes”. These tanks and boxes are rented to a broad range of industries including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 76% of consolidated revenues in 2008 and 77% for the three years ended December 31, 2008. Over the past three years, modulars comprised approximately 60% and electronic test equipment comprised approximately 40% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells modular and electronic test equipment that is new, previously rented, or manufactured by its subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of both modular and electronic test equipment have comprised approximately 23% of the Company’s consolidated revenues in 2008 and over the last three years. During these three years, modulars comprised approximately 67% and electronics represented approximately 33% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 30%, 30% and 33% of the Company’s consolidated rental and sales revenues for 2008, 2007 and 2006, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2009, the Company announced that the board of directors declared a cash dividend of $0.22 per common share for the quarter ended March 31, 2009, an increase of 10% over the prior year’s comparable quarter.

In November 2008, the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets of the liquid and solid tanks and boxes rental business (“Adler Tanks”) of Adler Tank Rentals, LLC. Pursuant to the terms and conditions of the Asset Purchase Agreement, the total purchase price was $90.8 million, which consisted of approximately $87.5 million in cash, 40,000 shares of the Company’s common stock valued at $0.7 million, $1.8 million of certain liabilities relating to Adler Tanks and $0.8 million of transaction costs. The cash portion of the purchase price is subject to certain post-closing adjustments for net working capital. The transaction was completed on December 11, 2008. The Company financed the acquisition from its $350 million credit facility. Since December 11, 2008, Adler Tanks’ results have been included in the Consolidated Statements of Income, and since that date, Adler Tanks has operated under the name of Adler Tank Rentals.

In August 2008, the Company completed development of 122 acres of land in Polk County, Florida purchased in 2005. This facility is used as a sales office and inventory center to repair, refurbish and store modular rental equipment.

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

On May 14, 2008, the Company announced that the board of directors of the Company has authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. In connection with its authorization to repurchase 2,000,000 shares, the board of directors terminated its previous share repurchase authorization originally announced in a press release dated March 21, 2003. As of May 14, 2008 there were 210,878 shares that were available to repurchase under that previous authorization. As of February 25, 2009, 2,000,000 shares of the Company’s common stock remain authorized for repurchases.

In 2008, the Company began operations in two new areas: (1) the portable storage business under the name Mobile Modular Portable Storage and (2) the environmental test equipment rental business under the name TRS-Environmental. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California. TRS-Environmental offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. These new initiatives are not significant to the Company’s financial statements and results of operations.

In November of 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California. The stock purchase was for $3.8 million in cash and increased the Company’s ownership of Enviroplex from 81.1% to 100%.

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, are reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The awards have a maximum term of 10 years. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaced the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”).

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2008–2006	Year Ended December 31,			2008 over 2007	2007 over 2006
		2008	2007	2006
Revenues
Rental	65%	65%	66%	63%	6%	10%
Rental Related Services	12	11	12	12	-2	10

Rental Operations	77	76	78	75	5	10
Sales	23	23	21	24	22	-10
Other	—	1	1	1	-4	4

Total Revenues	100%	100%	100%	100%	8%	5%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	18	19	18	17	11	14
Rental Related Services	8	8	9	8	3	11
Other	13	12	12	13	10	-1

Total Direct Costs of Rental Operations	39	39	39	38	9	8
Cost of Sales	15	16	14	16	23	-9

Total Costs	54	55	53	54	13	3

Gross Profit	46	45	47	46	4	7
Selling and Administrative	18	20	18	17	16	10

Income from Operations	28	25	29	29	-4	5
Interest Expense	4	3	4	4	-7	—

Income before Provision for Income Taxes	24	22	25	25	-3	6
Provision for Income Taxes	9	8	10	10	-3	12

Income before Minority Interest	15	14	15	15	-3	3
Minority Interest in Income of Subsidiary	nm	—	nm	nm	nm	nm

Net Income	15%	14%	15%	15%	-3%	3%

nm = not meaningful

Twelve Months Ended December 31, 2008 Compared to

Twelve Months Ended December 31, 2007

Overview

Consolidated revenues in 2008 increased $23.8 million, or 8%, to $304.2 million from $280.4 million in 2007. Consolidated net income in 2008 decreased $1.2 million, or 3%, to $41.2 million, or $1.72 per diluted share, from $42.4 million, or $1.67 per diluted share, in 2007. The Company’s year over year revenue increase was due to higher revenues from rental operations and higher sales revenues. Mobile Modular’s rental revenues increased 3% to $103.2 million, resulting from continued education market demand for classroom product in California and Florida with gross profit on rents increasing 1% to $65.3 million. TRS-RenTelco’s rental revenues increased 10% to $93.0 million, with gross profit on rents increasing 6% to $37.5 million. Adler Tanks was acquired on December 11, 2008 and contributed $1.8 million and $0.5 million to the consolidated revenues and pretax income, respectively.

For 2008, on a consolidated basis,

•

Gross profit increased $5.2 million, or 4%, to $135.7 million, with the increase primarily due to higher gross profit on rental and sales revenues by TRS-RenTelco and higher gross profit on sales revenues by Enviroplex, partly offset by lower total gross profit by Mobile Modular.

•

Selling and administrative expenses increased $8.0 million, or 16% to $58.1 million, with the increase primarily attributable to higher personnel and benefit costs associated with business growth, data processing, depreciation and bad debt expenses.

•

Interest expense decreased $0.7 million, to $10.0 million from $10.7 million in 2007 primarily due to lower net average interest rates partly offset by the Company’s 26% higher average debt levels in 2008.

•

Pretax income contributions were 67% and 28% by Mobile Modular and TRS-RenTelco, respectively, in 2008, compared to 71% and 28%, respectively, in 2007. These results are discussed on a segmental basis below.

•

Provision for income taxes was based on an effective tax rate of 39.1% as compared with 39.2% in 2007. Looking forward, the Company estimates that the effective tax rate will remain relatively consistent with the 2008 rate, based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which could cause the Company’s effective tax rate to change.

•

Adjusted EBITDA increased $3.9 million, or 3%, to $141.9 million compared to $138.0 million in 2007 resulting primarily from improved income from operations of TRS-RenTelco and Enviroplex. Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 32.

Mobile Modular

For 2008, Mobile Modular’s total revenues decreased $2.5 million, or 2%, to $161.1 million due to lower sales and rental related services revenues, partly offset by higher rental revenues during 2008. The revenue decrease and lower gross margin on rental and rental related services revenues resulted in a decrease in pre-tax income of $3.6 million, or 7%, to $45.5 million in 2008.

The following table summarizes year-to-year results for each revenue and gross profit category, pretax income, and other selected data.

Mobile Modular—2008 compared to 2007
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$103,236	$100,541	$2,695	3%
Rental Related Services	31,484	32,982	(1,498)	-5%

Rental Operations	134,720	133,523	1,197	1%
Sales	25,796	29,349	(3,553)	-12%
Other	543	654	(111)	-17%

Total Revenues	$161,059	$163,526	$(2,467)	-2%

Gross Profit
Rental	$65,278	$64,847	431	1%
Rental Related Services	8,992	10,422	(1,430)	-14%

Rental Operations	74,270	75,269	(999)	-1%
Sales	6,699	7,855	(1,156)	-15%
Other	543	654	(111)	-17%

Total Gross Profit	$81,512	$83,778	$(2,266)	-3%

Pre-tax Income	$45,537	$49,164	$(3,627)	-7%

Other Information
Depreciation of Rental Equipment	$13,311	$12,383	$928	7%
Interest Expense Allocation	$6,694	$7,575	$(881)	-12%
Average Rental Equipment[1]	$461,848	$427,859	$33,989	8%
Average Rental Equipment on Rent[1]	$376,909	$352,230	$24,679	7%
Average Monthly Total Yield[2]	1.86%	1.96%		-5%
Average Utilization[3]	81.6%	82.3%		-1%
Average Monthly Rental Rate[4]	2.28%	2.38%		-4%
Period End Rental Equipment[1]	$476,368	$448,771	$27,597	6%
Period End Utilization[3]	81.0%	82.8%		-2%
Period End Floors[1]	27,506	26,315	1,191	5%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2008 decreased $2.3 million, or 3%, to $81.5 million from $83.8 million in 2007. For the twelve months ended December 31, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues—Rental revenues increased $2.7 million, or 3%, compared to 2007, primarily due to the continued education market demand for classrooms, partly offset by decreased demand for commercial buildings. The rental revenue increase was due to an 8% increase in average rental equipment, partly offset by a 5% lower average total yield due to 1% lower utilization and 4% lower rental rate. As a percentage of rental revenues, depreciation was 13% in 2008 and 12% in 2007, with other direct costs increasing from 23% in 2007 to 24% in 2008, resulting in a gross margin percentage of 63% in 2008 compared to 65% in 2007. The higher other direct costs was primarily due to higher inventory center material costs incurred to prepare used equipment in 2008 compared to 2007. The higher rental revenues, partly offset by lower gross margin percentage resulted in rental gross profit increasing 1%, to $65.3 million from $64.8 million in 2007.

•

Gross Profit on Rental Related Services—Rental related services revenues decreased $1.5 million, or 5%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and the associated amortization of associated service revenues and lower revenues from services rendered during the lease during 2008 as compared to 2007. The lower revenues combined with lower gross margin percentage of 29% in 2008 compared with 32% in 2007 resulted in rental related services gross profit decreasing $1.4 million, or 14%, to $9.0 million from $10.4 million in 2007.

•

Gross Profit on Sales—Sales revenues decreased $3.6 million, or 12%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales volume combined with lower gross margin percentage of 26% in 2008 compared with 27% in 2007, resulted in sales gross profit decreasing $1.2 million, or 15%, to $6.7 million from $7.9 million in 2007.

For 2008, Mobile Modular’s selling and administrative expenses increased $2.2 million, or 8%, to $29.3 million from $27.1 million in 2007, primarily attributable to higher personnel and benefit costs to support revenue growth and increased depreciation expense, and represented 28% of rental revenues in 2008 compared with 27% in 2007.

TRS-RenTelco

For 2008, TRS-RenTelco’s total revenues increased $15.6 million, or 15%, to $121.9 million, primarily due to higher rental and sales revenues. The increase in revenues was offset by higher selling and administrative expenses and lower gross margin on rental and sales revenues, which resulted in a pretax income decrease of 3%, to $19.1 million from $19.7 million in 2007.

The following table summarizes year over year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco—2008 compared to 2007
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$92,982	$84,776	$8,206	10%
Rental Related Services	2,024	1,731	293	17%

Rental Operations	95,006	86,507	8,499	10%
Sales	24,948	17,831	7,117	40%
Other	1,896	1,896	—	0%

Total Revenues	$121,850	$106,234	$15,616	15%

Gross Profit
Rental	$37,507	$35,465	$2,042	6%
Rental Related Services	117	34	83	244%

Rental Operations	37,624	35,499	2,125	6%
Sales	8,442	6,247	2,195	35%
Other	1,896	1,896	—	0%

Total Gross Profit	$47,962	$43,642	$4,320	10%

Pre-tax Income	$19,062	$19,730	$(668)	-3%

Other Information
Depreciation of Rental Equipment	$43,599	$39,259	$4,340	11%
Interest Expense Allocation	$3,663	$3,705	$(42)	-1%
Average Rental Equipment[1]	$250,173	$209,546	$40,627	19%
Average Rental Equipment on Rent[1]	$170,388	$143,032	$27,356	19%
Average Monthly Total Yield[2]	3.10%	3.37%		-8%
Average Utilization[3]	68.1%	68.3%		0%
Average Monthly Rental Rate[4]	4.55%	4.94%		-8%
Period End Rental Equipment[1]	$255,420	$230,851	$24,569	11%
Period End Utilization[3]	64.0%	69.3%		-8%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2008 increased 10%, to $48.0 million from $43.6 million in 2007. For the twelve months ended December 31, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues—Rental revenues increased $8.2 million, or 10%, compared to 2007, with depreciation expense increasing $4.3 million, or 11%, resulting in increased gross profit on rental revenues of $2.0 million, or 6%, to $37.5 million as compared to the same period in 2007. The increase in gross profit on rental revenues is due to 19% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as average monthly rental rate decreased 8% in 2008 compared to 2007. The rental rate decrease was due to account penetration and other competitive pressures, the phasing out of TRS acquired equipment having a lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment. As a percentage of rental revenues, depreciation increased to 47% in 2008 from 46% in 2007, with other direct costs increasing from 12% in 2007 to 13% in 2008, resulting in a gross margin percentage of 40% in 2008 compared to 42% in 2007.

•

Gross Profit on Sales—Sales revenues increased $7.1 million, or 40%, compared to 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales volume was partly offset by a lower gross margin percentage, 34% in 2008 compared to 35% in 2007, due to lower gross margin on new equipment sales, resulting in sales gross profit increasing $2.2 million, or 35%, to $8.4 million from $6.2 million in 2007.

For 2008, TRS-RenTelco’s selling and administrative expenses increased $5.0 million, or 25%, to $25.2 million from $20.2 million in 2007, primarily attributable to higher personnel and benefit costs to support increased revenue levels. Selling and administrative expenses as a percentage of rental revenues were 27% in 2008 and 24% in 2007.

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

•

Adjusted EBITDA increased $11.1 million, or 9%, to $138.0 million compared to $126.9 million in 2006 resulting primarily from improved income from rental operations of TRS-RenTelco and Mobile Modular. Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 32.

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

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2008 as compared to 2007 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $98.7 million for 2008, an increase of 4%, as compared to $94.9 million in 2007. The $3.8 million increase in net cash provided by operating activities was primarily due to improved results of operations and lower tax payments in 2008 due to the impact of the 2008 federal stimulus package, compared to 2007, partly offset by increased accounts receivable in 2008 primarily due to higher sales revenues not yet collected in the fourth quarter 2008 compared to 2007 and other balance sheet changes.

Cash Flows from Investing Activities:    Net cash used in investing activities was $168.3 million for 2008 as compared to $92.6 million in 2007. The $75.7 million increase in net cash used in investing activities was primarily due to the $88.3 million cash consideration related to the acquisition of Adler Tanks in 2008. These increases were partly offset by $8.2 million lower purchases of rental equipment in 2008 compared to 2007.

Cash Flows from Financing Activities:    Net cash provided by financing activities was $65.8 million in 2008, compared to $2.4 million in 2007. The $63.4 million increase in net cash provided by financing activities included increased borrowing of $75.6 million on bank lines of credit in 2008 compared to 2007, primarily to finance the acquisition of Adler Tanks and $6.7 million increased payments for repurchase of common stock of $24.4 million in 2008.

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

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2008	2007	2006
Cash Provided by Operating Activities	$98,738	$94,861	$99,119	$292,718
Proceeds from the Sale of Rental Equipment	29,346	25,694	24,144	79,184

Cash Available for Purchase of Rental Equipment	128,084	120,555	123,263	371,902
Purchases of Rental Equipment	(95,823)	(104,010)	(109,920)	(309,753)

Cash Available for Other Uses	$32,261	$16,545	$13,343	$62,149

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $13.6 million in 2008, $10.5 million in 2007, and $4.3 million in 2006, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2008, the Company purchased $21.9 million of its common stock representing 968,746 shares at an average price of $22.61 per share. During the year ended December 31, 2007, the Company purchased $20.2 million of its common stock representing 797,643 shares at an average price of $25.31 per share. As of February 25, 2009, 2,000,000 shares of the Company’s common stock remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary
(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2008	2007	2006
Cash Dividends Paid	$18,568	$17,673	$15,460	$51,701
Shares Repurchased	969	798	23	1,790
Average Price Per Share	$22.61	$25.31	$23.19	$23.81
Aggregate Purchase Price	$21,900	$20,188	$527	$42,615
Total Cash Returned to Shareholders	$40,468	$37,861	$15,987	$94,316

Revolving Lines of Credit

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank line of credit. In May 2008, the Company entered into a credit facility with a syndicate of banks (the “Credit Facility). The Credit Facility provides for a $350.0 million unsecured revolving credit facility and requires the Company to pay interest determined by reference to the Consolidated Leverage ratio (as defined). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The Credit Facility matures on May 14, 2013.

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

At December 31, 2008, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $269.5 million was outstanding and had capacity to borrow up to an additional $85.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At December 31, 2008 the actual ratio was 3.39.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At December 31, 2008 the actual ratio was 2.34.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At December 31, 2008 the actual ratio was 2.15.

At December 31, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the second payment made on June 2, 2008 which reduced the principal balance to $36.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At December 31, 2008 the actual ratio was 4.28.

•

Permit the consolidated leverage ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.25 to 1.00. At December 31, 2008 the actual ratio was 2.15.

•

Permit tangible net worth (as defined, which includes the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. December 31, 2008, such sum was $236.8 million and the actual tangible net worth (as defined) of the Company was $248.1 million.

At December 31, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Contractual Obligations and Commitments

The Company’s material contractual obligations and commitments consist of $355.0 million Credit Facility expiring in 2013, $36.0 million of 5.08% senior notes due in 2011, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2008 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Less than 1 Year	1–3 Years	3-5 Years	More than 5 Years
Revolving Lines of Credit	$269,500	$269,500	$—	$—	$—
5.08% Senior Notes due in 2011	38,743	13,524	25,219	—	—
Operating Leases for Facilities	7,492	967	1,856	1,623	3,046

Total Contractual Obligations	$315,735	$283,991	$27,075	$1,623	$3,046

The Company believes that its needs for working capital and capital expenditures through 2008 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 60 for a more detailed presentation of the sources and uses of the Company’s cash.

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

The lives and residual values of rental equipment are subject to periodic evaluation. For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, and supply or demand. Internal factors for modulars may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies. For electronic test equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, and supply or demand. Internal factors for electronic test equipment may include, but are not limited to, change in equipment specifications, condition of equipment or maintenance policies. For liquid and solid containment tanks and boxes, external factors to consider may include, but are not limited to changes in Federal and State legislation, the types of materials stored and the frequency of moves and uses. Internal factors for liquid and solid containment tanks and boxes may include, but are not limited to, change in equipment specifications and maintenance policies.

Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. Depending on the magnitude of such changes, the impact on the financial statements could be significant.

Maintenance, Repair and Refurbishment—Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgment is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, 40 and 60-foot sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. Changes in these policies could impact the Company’s financial results.

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

Off Balance Sheet Transactions

As of December 31, 2008, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2008. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2008.

Expected Annual Maturities of Notes Payable as of December 31, 2008
(dollar amounts in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value
5.08% Senior Notes due in 2011	$12,000	$12,000	$12,000	$—	$—	$—	$36,000	$37,675
Average Interest Rate	5.08%	5.08%	5.08%	5.08%	—	—	5.08%
Revolving Lines of Credit	$269,500	$—	$—	$—	$—	$—	$269,500	$269,500
Average Interest Rate	2.78%	—	—	—	—	—	2.78%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 2 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2008, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 excluded the business of Adler Tank Rentals, LLC, which business was acquired pursuant to an asset purchase transaction which was closed in December 2008. Adler Tank Rentals is a wholly-owned subsidiary of the Company whose total assets and total net revenues represented less than 12% of consolidated total assets and less than 1% of consolidated net revenues, respectively, of the Company as of and for the year ended December 31, 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting (excluding the business of Adler Tank Rentals, LLC) was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited McGrath RentCorp and Subsidiaries’ Internal Control over Financial Reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). McGrath RentCorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on McGrath RentCorp and Subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, McGrath RentCorp and Subsidiaries’ internal control over financial reporting does not include internal control over financial reporting of Adler Tank Rentals, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 12 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. As indicated in Management’s Report, Adler Tank Rentals was acquired during 2008 and therefore, management’s assertion on the effectiveness of Adler Tank Rentals’ internal control over financial reporting excluded internal control over financial reporting of Adler Tank Rentals.

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

In our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2008 and 2007 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on these statements.

/S/    GRANT THORNTON LLP

San Francisco, California

February 25, 2009

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGrath RentCorp and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

San Francisco, California

February 25, 2009

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Assets
Cash	$1,325	$5,090
Accounts Receivable, net of allowance for doubtful accounts of $1,400 in 2008 and 2007	86,011	67,061
Income Taxes Receivable	7,927	—

Rental Equipment, at cost:
Relocatable Modular Buildings	503,678	475,077
Electronic Test Equipment	255,778	232,349
Liquid and Solid Containment Tanks and Boxes	46,288	—

	805,744	707,426
Less Accumulated Depreciation	(253,506)	(221,412)

Rental Equipment, net	552,238	486,014

Property, Plant and Equipment, net	76,763	66,480
Prepaid Expenses and Other Assets	18,633	15,793
Intangible Assets, net	14,136	—
Goodwill	27,464	1,798

Total Assets	$784,497	$642,236

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$305,500	$197,729
Accounts Payable and Accrued Liabilities	55,471	55,642
Deferred Income	28,055	28,948
Deferred Income Taxes, net	145,590	115,886

Total Liabilities	534,616	398,205

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—23,709 shares in 2008 and 24,578 shares in 2007	45,754	41,917
Retained Earnings	204,127	202,114

Total Shareholders’ Equity	249,881	244,031

Total Liabilities and Shareholders’ Equity	$784,497	$642,236

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Revenues
Rental	$197,236	$185,317	$168,940
Rental Related Services	34,080	34,713	31,599

Rental Operations	231,316	220,030	200,539
Sales	70,404	57,829	64,085
Other	2,439	2,550	2,442

Total Revenues	304,159	280,409	267,066

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	57,115	51,642	45,353
Rental Related Services	24,728	24,257	21,830
Other	36,661	33,363	33,576

Total Direct Costs of Rental Operations	118,504	109,262	100,759
Cost of Sales	49,917	40,591	44,481

Total Costs of Revenues	168,421	149,853	145,240

Gross Profit	135,738	130,556	121,826
Selling and Administrative Expenses	58,059	50,026	45,499

Income from Operations	77,679	80,530	76,327
Interest Expense	9,977	10,719	10,760

Income before Provision for Income Taxes	67,702	69,811	65,567
Provision for Income Taxes	26,498	27,337	24,209

Income before Minority Interest	41,204	42,474	41,358
Minority Interest in Income of Subsidiary	—	64	280

Net Income	$41,204	$42,410	$41,078

Earnings Per Share:
Basic	$1.74	$1.68	$1.65
Diluted	$1.72	$1.67	$1.63
Shares Used in Per Share Calculations:
Basic	23,740	25,231	24,948
Diluted	23,944	25,443	25,231
Cash Dividends Declared Per Share	$0.80	$0.72	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2005	24,832	$26,224	$172,245	$198,469
Net Income	—	—	41,078	41,078
Repurchase of Common Stock	(23)	(24)	(502)	(526)
Non-Cash Stock-Based Compensation	—	3,125	—	3,125
Exercise of Stock Options	281	3,591	—	3,591
Excess Tax Benefit from the Exercise of Stock Options	—	1,047	—	1,047
Dividends Declared of $0.64 Per Share	—	—	(15,992)	(15,992)
Balance at December 31, 2006	25,090	$33,963	$196,829	$230,792
Net Income	—	—	42,410	42,410
Repurchase of Common Stock	(798)	(1,077)	(19,112)	(20,189)
Non-Cash Stock-Based Compensation	—	3,457	—	3,457
Exercise of Stock Options	286	4,194	—	4,194
Excess Tax Benefit from the Exercise of Stock Options	—	1,380	—	1,380
Dividends Declared of $0.72 Per Share	—	—	(18,013)	(18,013)
Balance at December 31, 2007	24,578	$41,917	$202,114	$244,031
Net Income	—	—	41,204	41,204
Repurchase of Common Stock	(969)	(1,663)	(20,237)	(21,900)
Non-Cash Stock-Based Compensation	—	3,766	—	3,766
Issuance of Common Stock	40	696	—	696
Exercise of Stock Options	60	898	—	898
Excess Tax Benefit from the Exercise of Stock Options	—	140	—	140
Dividends Declared of $0.80 Per Share	—	—	(18,954)	(18,954)
Balance at December 31, 2008	23,709	$45,754	$204,127	$249,881

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$41,204	$42,410	$41,078
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	60,416	54,002	47,461
Provision for Doubtful Accounts	1,761	1,195	863
Non-Cash Stock-Based Compensation	3,766	3,457	3,125
Gain on Sale of Rental Equipment	(11,185)	(10,027)	(9,747)
Change In:
Accounts Receivable	(15,102)	(8,422)	3,727
Income Taxes Receivable	(7,927)	—	—
Prepaid Expenses and Other Assets	(2,475)	(1,721)	148
Accounts Payable and Accrued Liabilities	(531)	(631)	8,829
Deferred Income	(893)	3,096	(2,280)
Deferred Income Taxes	29,704	11,533	5,915

Net Cash Provided by Operating Activities	98,738	94,892	99,119

Cash Flows from Investing Activities:
Acquisition of Adler Tanks	(88,297)	—	—
Purchase of Rental Equipment	(95,823)	(104,010)	(109,920)
Purchase of Property, Plant and Equipment	(13,552)	(10,482)	(4,247)
Purchase of Minority Interest in Subsidiary	—	(3,756)	—
Proceeds from Sale of Rental Equipment	29,346	25,694	24,144

Net Cash Used in Investing Activities	(168,326)	(92,554)	(90,023)

Cash Flows from Financing Activities:
Net Borrowings Under Bank Lines of Credit	119,771	44,172	2,325
Principal Payments on Senior Notes	(12,000)	(12,000)	—
Proceeds from the Exercise of Stock Options	898	4,194	3,591
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	140	1,380	1,047
Repurchase of Common Stock	(24,418)	(17,670)	(526)
Payment of Dividends	(18,568)	(17,673)	(15,460)

Net Cash Provided by (Used in) Financing Activities	65,823	2,403	(9,023)

Net (Decrease) Increase in Cash	(3,765)	4,741	73
Cash Balance, beginning of period	5,090	349	276

Cash Balance, end of period	$1,325	$5,090	$349

Interest Paid, during the period	$10,073	$10,718	$10,511

Income Taxes Paid, during the period	$4,581	$14,424	$17,248

Dividends Declared, not yet paid	$4,742	$4,536	$4,016

Rental Equipment Acquisitions, not yet paid	$8,329	$7,403	$9,432

Common Stock Issued for the Acquisition of Adler Tanks, during the period	$696	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental products; relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: its modular building division (“Mobile Modular”), its electronic test equipment division (“TRS-RenTelco”), Adler Tank Rentals, LLC, its wholly–owned subsidiary providing containment solutions for storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and its classroom manufacturing business (“Enviroplex”, a wholly owned subsidiary) selling modular classrooms in California.

Mobile Modular rents and sells modular buildings and accessories to fulfill customers’ temporary and permanent space needs in California, Texas, Florida, North Carolina, Georgia and beginning in 2008 in Maryland and Virginia. These modular buildings are used as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, health care clinics, child care facilities and for a variety of other purposes. Significant portions of Mobile Modular’s rental and sales revenues are derived from the educational market and are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. Looking forward, the Company believes that any interruption in the passage of facility bonds, contraction of class size reduction programs, a lack of fiscal funding by the state for existing contracts, or a significant reduction of future funding to public schools may have a material adverse effect on both rental and sales revenues of the Company.

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

Adler Tanks is a provider of containment solutions for the storage of hazardous and non-hazardous liquids and solids. Adler Tanks rents temporary storage tanks and containers used in energy, environmental, industrial and construction applications.

Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells directly to California public school districts and other educational institutions.

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, changes in Federal and State laws regulating liquid and solid containment storage, environmental litigation and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for continuing use of its modular products, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to insure all types of rental equipment are maintained in good operating condition.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp and it’s 100% owned subsidiaries: Mobile Modular Management Corporation, Enviroplex Inc., TRS-RenTelco Inc. and Adler Tank Rentals, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Sales taxes charged to customers are reported on a net basis and are excluded from revenues and expenses.

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

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings and accessories	3 to 18 years, 0% to 50% residual value
Electronic test equipment and accessories	1 to 8 years, no residual value
Portable storage containers	25 years, 62.5% residual value
Liquid and solid containment tanks and boxes and accessories	10 to 20 years, no residual value

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site related work, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease. Costs of rental related services associated with liquid and solid containment solutions consists of costs of delivery, removal and cleaning of the tanks and boxes. These costs are recognized in the period the service was performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS No. 144, rental equipment and identifiable definite lived intangible assets are reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Impairment loss, if any, for identifiable indefinite lived intangible assets is determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the year ended December 31, 2008.

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

Warranty Reserves

Sales of new relocatable modular buildings, electronic test equipment and related accessories and liquid and solid containment tanks and boxes not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and a one-year warranty on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2008	2007
Land		$26,046	$26,046
Land improvements	20 – 50	30,900	22,247
Buildings	30	16,688	11,779
Furniture, Office and Computer Equipment	5 – 10	16,326	7,077
Machinery and Service Equipment	5 – 20	3,364	2,796

		93,324	69,945
Less Accumulated Depreciation		(16,947)	(15,216)

		76,377	54,729
Construction In Progress		386	11,751

		$76,763	$66,480

Construction in progress at December 31, 2008 consisted primarily of costs related to information technology projects. Construction in progress at December 31, 2007 consisted primarily of $6.1 million related to the Company’s new ERP system and $5.1 million related to development of a sales and inventory center in Florida, which were placed into service during 2008.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Goodwill and Intangible Assets

Goodwill and intangible assets primarily represent intangible assets from the 2008 acquisition of Adler Tanks of $39.9 million. Intangible assets related to customer relationships are amortized over eleven years. Intangible assets related to goodwill and tradename are not amortized, but are evaluated for impairment at least annually in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. At December 31, 2008, and 2007, goodwill and tradename intangible assets which have indefinite lives totaled $33.2 million and $1.8 million, respectively.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the years ended December 31, 2008, 2007 and 2006 was 204,168, 212,241, and 283,080, respectively. Stock options to purchase 1,077,000, 530,000, and 545,500 shares in 2008, 2007 and 2006, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of Mobile Modular end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services were $19.5 million and $17.4 million at December 31, 2008 and 2007, respectively. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2008	2007
Beginning Balance, January 1	$1,400	$1,000
Acquired Adler Tanks Reserve (see Note 9)	75	—
Provision for doubtful accounts	1,761	1,195
Write-offs, net of recoveries	(1,836)	(795)

Ending Balance, December 31	$1,400	$1,400

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. A significant portion of the Company’s total revenues are derived from the educational market. Within the educational market, modular rentals and sales to public school districts for kindergarten through grade twelve (K-12) comprised approximately

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

30%, 30% and 33% of the Company’s consolidated rental and sales revenues for 2008, 2007 and 2006, respectively, with no one customer accounting for more than 10% of the Company’s consolidated revenues in any single year. A lack of fiscal funding or a significant reduction of funding from the respective states, in particular, the States of California and Florida, to public schools could have a material adverse effect on the Company.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair value except for fixed rate debt included in notes payable which has an estimated fair value of $37.7 million and $48.6 million compared to the recorded value of $36.0 million and $48.0 million as of December 31, 2008 and 2007, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

For the years ended December 31, 2008, 2007 and 2006, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $3.8 million, $3.5 million and $3.1 million, before provision for income taxes, respectively. The Company recorded a tax benefit of approximately $0.1 million, $1.4 million and $1.0 million related to the aforementioned stock-based compensation expenses. For the years ended December 31, 2008, 2007 and 2006, the stock-based compensation expenses, net of taxes, reduced net income by $2.3 million, $2.1 million and $1.9 million, respectively or $0.10, $0.08, and $0.08 per diluted share for each period, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected term (in years)	5.0	5.0	5.2
Expected volatility	33.3%	29.6%	30.1%
Expected dividend yields	3.8%	2.3%	2.0%
Risk-free interest rates	2.8%	4.6%	4.4%

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

The weighted average fair value per share of grants at grant dates was $4.69, $8.46 and $8.37 during the years ended 2008, 2007 and 2006, respectively.

New Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No.157”) on January 1, 2008. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-1 (“FSP157-1”), which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-1 was effective upon the initial adoption of SFAS No. 157. The adoption of SFAS No. 157 and FSP 157-1 did not have any significant impact on the Company’s financial condition, or results of operations.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements”, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009. The Company is currently evaluating the impact of the pending adoption of SFAS No. 141(R) on its consolidated financial statements. The Company does not currently have any noncontrolling interest in subsidiaries. The Company expects SFAS 141R will have an impact on it’s financial position and results of operations in future periods; however, the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisition the Company consummates after the effective date of January 1, 2009. The Company does not believe the adoption of SFAS No. 160 will materially impact the presentation of the financial results of the Company.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented. Actual results could differ from those estimates. The most significant estimates included in the financial statements are the future cash flows and fair values used to determine the recoverability of the rental equipment and identifiable definite lived intangible assets carrying value, the various assets’ useful lives and residual values, and the allowance for doubtful accounts.

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

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2008	2007
Gross minimum lease payments receivable	$4,931	$3,114
Less—unearned interest	(582)	(430)

Net investment in sales type lease receivables	$4,349	$2,684

As of December 31, 2008, the future minimum lease payments under non-cancelable leases to be received in 2009 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2009	$3,662
2010	1,143
2011	96
2012	25
2013	5
2014 and thereafter	—

Total minimum future lease payments	$4,931

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.     NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2008	2007
5.08% Senior Notes due in 2011	$36,000	$48,000
Unsecured Revolving Lines of Credit	269,500	149,729

	$305,500	$197,729

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the second payment made on June 2, 2008 which reduced the principal balance to $36.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At December 31, 2008 the actual ratio was 4.28.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.25 to 1.00. At December 31, 2008 the actual ratio was 2.15.

•

Permit tangible net worth (as defined to include the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At December 31, 2008, such sum was $236.8 million and the actual tangible net worth of the Company was $248.1 million.

Revolving Lines of Credit

In May 2008, the Company entered into a credit facility with a syndicate of banks (the “Credit Facility). The Credit Facility provides for a $350.0 million unsecured revolving credit facility and requires the Company to pay interest determined by reference to the Consolidated Leverage ratio (as defined). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The Credit Facility matures on May 14, 2013.

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

At December 31, 2008, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $269.5 million was outstanding and had capacity to borrow up to an additional $85.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At December 31, 2008 the actual ratio was 3.39.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At December 31, 2008 the actual ratio was 2.34.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At December 31, 2008 the actual ratio was 2.15.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2008	2007
Maximum amount outstanding	$269,500	$149,729
Average amount outstanding	$186,265	$127,804
Weighted average interest rate, during the period	4.19%	6.18%
Weighted average interest rate, end of period	2.78%	6.01%
Prime interest rate, end of period	3.25%	7.25%

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Current	$(3,819)	$16,228	$16,135
Deferred	30,317	11,109	8,074

	$26,498	$27,337	$24,209

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.7	4.2	2.3
Other	(0.6)	—	(0.4)

	39.1%	39.2%	36.9%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2008	2007
Deferred Tax Liabilities:
Accelerated Depreciation	$150,633	$120,870
Prepaid Costs Currently Deductible	5,542 2	5,243
Other	—	1,263

Total Deferred Tax Liabilities	156,175	127,376
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	6,022	5,322
Deferred Revenues	—	2,035
Allowance for Doubtful Accounts	517	543
Stock Based Compensation	3,670	2,295
Other	376	1,295

Total Deferred Tax Assets	10,585	11,490

Deferred Income Taxes, net	$145,590	$115,886

In 2008, 2007 and 2006 the Company obtained an excess tax benefit of $0.1 million, $1.4 million and $1.0 million respectively, from the exercise of non-qualified options and early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

In July 2006, FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance SFAS No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition, or results of operation in 2008 and 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant.

NOTE 6.	BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The awards have a maximum term of 10 years. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaced the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”).

As of December 31, 2008, a cumulative total of 5,173,500 shares subject to options have been granted with exercise prices ranging from $7.81 to $34.28. Of these, options have been exercised for the purchase of 1,588,008 shares, while options for 599,550 shares have been terminated, and options for 2,985,942 shares remain outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of McGrath RentCorp’s non-employee advisors. As of December 31, 2008, 1,301,050 shares remain available for issuance of awards under the stock plans.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2008 are as follows:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	2,173,346	$24.30	2,015,219	$20.72	1,852,054	$17.30
Options granted during the year	949,000	20.83	574,000	31.27	486,500	29.28
Options exercised during the year	(59,354)	15.13	(285,273)	14.70	(280,855)	12.78
Options terminated during the year	(77,050)	25.64	(130,600)	20.54	(42,450)	22.24

Options outstanding at December 31,	2,985,942	23.35	2,173,346	24.30	2,015,219	20.72

Options exercisable at December 31,	1,399,817	22.82	952,846	20.56	825,944	17.87

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2008 and 2007 was $3.7 million and $3.2 million, respectively, and had a weighted average remaining contract life of 5.88 years and 6.73 years, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2008 and 2007 was $2.5 million and $4.9 million, respectively, and had a weighted average remaining contract life of 5.66 years and 6.56 years, respectively. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.4 million, $4.1 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, determined as of the date of option exercise. As of December 31, 2008, there was approximately $7.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock plans, which is expected to be recognized over a weighted-average period of 3.0 years.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 5– 10	47,200	1.49	$9.20	47,200	$9.20
10 –15	199,800	4.11	11.99	180,925	12.01
15 –20	242,073	5.34	15.74	211,423	15.62
20 –25	1,391,869	6.14	21.26	369,019	22.25
25 –30	593,000	7.01	28.79	359,400	29.42
30 –35	512,000	5.24	31.38	231,850	31.28

5 – 35	2,985,942	5.88	23.35	1,399,817	22.82

Employee Stock Ownership Plan

In 1985, the Company established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, the Company makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $0.7 million for 2008, $1.4 million for 2007 and $1.3 million for 2006.

401(k) Plans

In 1995, McGrath RentCorp established a contributory retirement plan, the McGrath RentCorp 401(k) Plan, as amended, covering eligible employees of McGrath RentCorp with at least three months of service. The McGrath RentCorp 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. McGrath RentCorp, at its discretion, may make matching contributions; however, no contributions were made through 2007. In 2008, an employer profit sharing contribution of $0.7 million was approved by the Board of Directors and expensed.

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $30,000, $31,000 and $32,000 in 2008, 2007 and 2006, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

From time to time, the Board of Directors has authorized the repurchase of shares of the Company’s outstanding common stock. These purchases are made in the over-the-counter market (NASDAQ) and/or through block transactions at such repurchase price as the officers deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During 2008, 2007 and 2006, the Company repurchased 968,746, 797,643 and 22,733 shares of common stock, respectively for an aggregate repurchase price of $21.9 million, $20.2 million and $0.5 million or an average price of $22.61, $25.31 and $23.14 per share, respectively.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under various operating leases. Most of the lease agreements provide the Company with the option of renewing its lease at the end of the lease term, at the fair rental value. In most cases, management expects that in the

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

normal course of business facility leases will be renewed or replaced by other leases. Minimum payments under these leases, exclusive of property taxes and insurance, are as follows:

(in thousands)

Year Ended December 31,
2009	$967
2010	928
2011	928
2012	812
2013	812
Thereafter	3,045

$7,492

Rent expense was $1.0 million, $1.1 million and $0.9 million in 2008, 2007 and 2006, respectively.

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

On December 11, 2008, the Company, through its newly created wholly-owned subsidiary Adler Tank Rentals, LLC, a Delaware limited liability company (the “Purchaser”), completed the purchase of substantially all of the assets of the liquid and solid containment tanks and boxes rental business (“Adler Tanks”) of Adler Tank Rentals, LLC, a New Jersey limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired Adler Tanks for a total purchase price of $90.8 million, which consisted of $87.5 million in cash, 40,000 shares of the Company’s common stock valued at $0.7 million, $1.8 million of certain liabilities relating to Adler Tanks and $0.8 million of transaction costs. The cash portion of the purchase price is subject to certain post-closing adjustments for net working capital, which will be recorded against goodwill. The Company financed the acquisition from its $350 million credit facility. Since December 11, 2008, Adler Tanks’ results have been included in the 2008 Consolidated Statements of Income. At December 31, 2008, $1.8 million is included in accounts payable and accrued liabilities related to the purchase price.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations”, (“SFAS No. 141”). Under the purchase method of accounting, the total purchase price is allocated to Adler Tanks’ assets based upon their fair value as of the date of the transaction. Based upon the allocation of the purchase price and management’s estimate of fair value based upon an independent valuation, the purchase price allocation was as follows:

(in thousands)
Rental Equipment	$43,706
Intangible Assets:
Goodwill	25,666
Customer Relationship	8,500
Trade Name	5,700
Accounts Receivable, net	5,609
Property, Plant and Equipment	2,390
Prepaid Expenses and Other Assets	300
Accounts Payable and Accrued Liabilities	(1,032)

Total Purchase Price	$90,839

A valuation of the purchased assets was performed to determine the fair value of each identifiable tangible and intangible asset and allocate the purchase price among the acquired assets and assumed liabilities. Standard valuation procedures and techniques were utilized in determining the fair values. Of the $25.7 million fair value allocated to goodwill, $25.0 million is expected to be deductible for tax purposes.

Supplemental pro forma information reflecting the acquisition of Adler Tanks as if it occurred on January 1, 2007, has not been provided due to the fact that the historical data necessary to compile such pro forma information was impracticable to obtain.

In November 2007, the Company purchased the remaining minority interest in Enviroplex Inc., a classroom manufacturing business selling modular classrooms in California. The stock purchase was for $3.8 million in cash and increased the Company’s ownership of Enviroplex Inc. from 81.1% to 100%. The purchase was accounted for in accordance with SFAS No. 141, with the purchased assets and assumed liabilities recorded at their estimated fair values at the date of acquisition. With the exception of land, the assets and liabilities acquired had a cost basis that approximated fair value. The cost basis of the Enviroplex Inc. land was increased by $0.2 million to reflect estimated fair value.

NOTE 10.	INTANGIBLE ASSETS

Purchase price of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2008	2007
Goodwill	Indefinite	$27,464	$1,798
Trade name	Indefinite	5,700	—
Customer Relationships	11 years	8,500	—

		41,664	1,798
Less Accumulated Amortization		(64)	—

		$41,600	$1,798

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2008 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2009 through 2013. The Company, in accordance with SFAS No. 142 evaluates the carrying value of intangible assets annually to determine if events and circumstances have occurred to indicate impairment of these assets. In addition, the Company performs an impairment test during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred.

NOTE 11.	RELATED PARTY TRANSACTIONS

During 2008, the Company purchased liquid and solid containment tanks totaling $0.3 million from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tanks, which were not significant in 2008. Amounts due to related parties at December 31, 2008 totaled $0.4 million.

NOTE 12.	SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As a separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2008, 2007 and 2006, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2008
Rental Revenues	$103,236	$92,982	$1,018	$—	$197,236
Rental Related Services Revenues	31,484	2,024	572	—	34,080
Sales and Other Revenues	26,339	26,844	176	19,484	72,843
Total Revenues	161,059	121,850	1,766	19,484	304,159
Depreciation of Rental Equipment	13,311	43,599	205	—	57,115
Gross Profit	81,512	47,959	929	5,338	135,738
Interest Expense (Income) Allocation	6,694	3,663	56	(436)	9,977
Income before Provision for Income Taxes	45,537	19,062	516	2,587	67,702
Rental Equipment Acquisitions	38,437	56,631	46,432	—	141,500
Accounts Receivable, net (period end)	51,042	22,916	6,524	5,530	86,011
Rental Equipment, at cost (period end)	503,678	255,778	46,288	—	805,744
Rental Equipment, net book value (period end)	376,606	129,573	46,059	—	552,238
Utilization (period end)[2]	81.0%	64.0%	70.3%
Average Utilization[2]	81.6%	68.1%	70.3%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2007
Rental Revenues	$100,541	$84,776	$—	$—	$185,317
Rental Related Services Revenues	32,982	1,731	—	—	34,713
Sales and Other Revenues	30,003	19,727	—	10,649	60,379
Total Revenues	163,526	106,234	—	10,649	280,409
Depreciation of Rental Equipment	12,383	39,259	—	—	51,642
Gross Profit	83,777	43,643	—	3,136	130,556
Interest Expense (Income) Allocation	7,575	3,705	—	(561)	10,719
Income before Provision for Income Taxes	49,164	19,730	—	917	69,811
Rental Equipment Acquisitions	33,752	68,230	—	—	101,982
Accounts Receivable, net (period end)	40,928	21,777	—	4,356	67,061
Rental Equipment, at cost (period end)	475,077	232,349	—	—	707,426
Rental Equipment, net book value (period end)	358,017	127,997	—	—	486,014
Utilization (period end)[2]	82.8%	69.3%	—
Average Utilization[2]	82.3%	68.3%	—

2006
Rental Revenues	$91,124	$77,816	$—	$—	$168,940
Rental Related Services Revenues	29,913	1,686	—	—	31,599
Sales and Other Revenues	34,938	19,196	—	12,393	66,527
Total Revenues	155,975	98,698	—	12,393	267,066
Depreciation of Rental Equipment	10,898	34,455	—	—	45,353
Gross Profit	76,252	41,642	—	3,932	121,826
Interest Expense (Income) Allocation	7,907	3,385	—	(532)	10,760
Income before Provision for Income Taxes	43,439	19,827	—	2,301	65,567
Rental Equipment Acquisitions	53,196	51,336	—	—	104,532
Accounts Receivable, net (period end)	35,314	19,652	—	4,868	59,834
Rental Equipment, at cost (period end)	451,828	186,673	—	—	638,501
Rental Equipment, net book value (period end)	343,590	107,752	—	—	451,342
Utilization (period end)[2]	81.4%	66.4%	—
Average Utilization[2]	82.9%	69.6%	—
1	Gross Enviroplex sales revenues were $21,674, $11,755 and $15,017 in 2008, 2007 and 2006, respectively, which includes inter-segment sales to Mobile Modular of $2,190, $1,106 and $2,624, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2008, 2007 and 2006. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2008 is summarized below:

(in thousands, except per share amounts)	2008
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$48,236	$48,846	$50,023	$50,131	$197,236
Total Revenues	65,415	73,953	86,315	78,476	304,159
Gross Profit	32,894	33,115	36,454	33,275	135,738
Income from Operations	19,350	18,885	21,551	17,893	77,679
Income Before Provision for Income Taxes	16,883	16,594	19,026	15,199	67,702
Net Income	10,265	10,089	11,568	9,282	41,204
Earnings Per Share:
Basic	$0.43	$0.43	$0.49	$0.39	$1.74
Diluted	$0.43	$0.42	$0.48	$0.39	$1.72
Dividends Declared Per Share	$0.20	$0.20	$0.20	$0.20	$0.80
Shares Used in Per Share Calculations:
Basic	23,978	23,641	23,663	23,677	23,740
Diluted	24,094	23,890	23,996	23,831	23,944
Balance Sheet Data
Rental Equipment, net	$493,245	$508,512	$512,141	$552,238	$552,238
Total Assets	643,189	674,730	686,920	784,497	784,497
Notes Payable	218,755	234,725	222,350	305,500	305,500
Shareholders’ Equity	229,011	235,738	244,090	249,881	249,881

	2007
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$43,308	$44,995	$47,659	$49,355	$185,317
Total Revenues	60,753	67,447	80,751	71,458	280,409
Gross Profit	29,517	30,352	35,391	35,296	130,556
Income from Operations	17,869	17,745	22,283	22,633	80,530
Income Before Provision for Income Taxes	15,248	14,913	19,621	20,029	69,811
Net Income	9,328	9,085	11,877	12,120	42,410
Earnings Per Share:
Basic	$0.37	$0.36	$0.47	$0.48	$1.68
Diluted	$0.37	$0.36	$0.46	$0.48	$1.67
Dividends Declared Per Share	$0.18	$0.18	$0.18	$0.18	$0.72
Shares Used in Per Share Calculations:
Basic	25,114	25,233	25,342	25,235	25,231
Diluted	25,387	25,491	25,607	25,373	25,443
Balance Sheet Data
Rental Equipment, net	$462,910	$474,407	$481,335	$486,014	$486,014
Total Assets	597,439	614,309	642,311	642,206	642,206
Notes Payable	174,217	185,981	184,500	197,729	197,729
Shareholders’ Equity	238,313	246,575	255,663	244,031	244,031

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 excluded the business of Adler Tank Rentals, LLC, which business was acquired pursuant to an asset purchase transaction which was closed in December 2008. Adler Tank Rentals is a wholly-owned subsidiary of the Company whose total assets and total net revenues represented less than 12% of consolidated total assets and less than 1% of consolidated net revenues, respectively, of the Company as of and for the year ended December 31, 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 54.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2009, which will be filed with the Securities and Exchange Commission by not later than April 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2009, which will be filed with the Securities and Exchange Commission by not later than April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2009, which will be filed with the Securities and Exchange Commission by not later than April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2009, which will be filed with the Securities and Exchange Commission by not later than April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 4, 2009, which will be filed with the Securities and Exchange Commission by not later than April 30, 2009.

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

Date: February 25, 2009	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 25, 2009

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 25, 2009

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 25, 2009

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman of the Board	February 25, 2009

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 25, 2009

/s/ Ronald H. Zech RONALD H. ZECH	Director	February 25, 2009

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on June 4, 2008	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (filed August 7, 2008), and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed herewith.

4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.2.	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008) and incorporated herein by reference.

4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008) and incorporated herein by reference.

4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.

4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

Number	Description	Method of Filing

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008	Filed herewith.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008	Filed herewith.

10.4	McGrath RentCorp 2007 Stock Incentive Plan	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.5	Asset Purchase Agreement, dated as of November 26, 2008, by and between Abrams Rentals LLC, Adler Tank Rentals, LLC each of Steve Adler and Howard Werner, and the Company	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 12, 2008) and incorporated herein by reference

21.1	List of Subsidiaries	Filed herewith.

23	Written Consent of Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.