Form 10-K/A
period 2008-12-31
MCGRATH RENTCORP
filed 2009-03-18
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 amends McGrath RentCorp’s (“McGrath” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Filing”). McGrath is filing this Amendment No. 1 for the sole purpose of including amended Exhibits 32.1 and 32.2 which contain the Section 906 Certifications of our Chief Executive Officer and Chief Financial Officer, respectively. The Certifications included in Exhibits 32.1 and 32.2 to the Original Filing contained typographical errors inadvertently referring to the period ended December 31, 2007.

This Amendment No. 1 does not include the entire Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 27, 2009.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(c) Exhibits

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Amendment to the Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of McGrath RentCorp under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of the Original Filing or this Amendment, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2009	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director
(Principal Executive Officer)

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.