Form 10-Q
period 2009-03-31
MCGRATH RENTCORP
filed 2009-05-07
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 7, 2009, 23,726,568 shares of Registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts regarding McGrath RentCorp’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the effect of the current recession and the credit crisis on our suppliers, our customers, and our results of operations and the Company’s ability to access additional capital in the current uncertain capital and credit market; the level of the Company’s future rentals and sales, customer demand and cost of raw materials; the Company’s ability to retain and recruit key personnel; the impact of the current recession on the Company’s business and its debt covenants and the impact on the Company’s flexibility in running its business under such constraints, including the effect of an event of default on the Company’s results of operations; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the Company’s ability to successfully integrate and operate the Adler Tank Rentals, LLC business and other future acquisitions and to manage the risks related to those business, including environmental risk; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade its equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into North Carolina, Georgia, Maryland and Virginia and other new markets in the U.S.; the Company’s reliance on its information technology systems; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company, including under environmental and health and safety and products liability laws; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above, those discussed under in Part II—Item 1A “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 25, 2009 (the “2008 Annual Report”), and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of McGrath RentCorp and Subsidiaries as of March 31, 2009, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Francisco, California

May 5, 2009

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
REVENUES
Rental	$48,372	$48,236
Rental Related Services	9,137	7,342

Rental Operations	57,509	55,578
Sales	8,955	9,173
Other	691	664

Total Revenues	67,155	65,415

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	14,751	13,418
Rental Related Services	6,821	5,215
Other	8,530	8,090

Total Direct Costs of Rental Operations	30,102	26,723
Costs of Sales	6,673	5,798

Total Costs of Revenue	36,775	32,521

Gross Profit	30,380	32,894
Selling and Administrative Expenses	15,577	13,544

Income from Operations	14,803	19,350
Interest Expense	1,883	2,467

Income Before Provision for Income Taxes	12,920	16,883
Provision for Income Taxes	5,052	6,618

Net Income	$7,868	$10,265

Earnings Per Share:
Basic	$0.33	$0.43
Diluted	$0.33	$0.43
Shares Used in Per Share Calculation:
Basic	23,714	23,978
Diluted	23,829	24,094
Cash Dividends Declared Per Share	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	March 31, 2009	December 31, 2008
ASSETS
Cash	$248	$1,325
Accounts Receivable, net of allowance for doubtful accounts of $1,600 in 2009 and $1,400 in 2008	73,354	86,011
Income Taxes Receivable	7,927	7,927
Rental Equipment, at cost:
Relocatable Modular Buildings	505,415	503,678
Electronic Test Equipment	250,916	255,778
Liquid and Solid Containment Tanks and Boxes	57,185	46,288

	813,516	805,744
Less Accumulated Depreciation	(261,378)	(253,506)

Rental Equipment, net	552,138	552,238

Property, Plant and Equipment, net	75,682	76,763
Prepaid Expenses and Other Assets	16,322	18,633
Intangible Assets, net	13,942	14,136
Goodwill	27,661	27,464

Total Assets	$767,274	$784,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$293,666	$305,500
Accounts Payable and Accrued Liabilities	47,555	55,471
Deferred Income	22,211	28,055
Deferred Income Taxes, net	150,160	145,590

Total Liabilities	513,592	534,616

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Issued and Outstanding — 23,727 shares in 2009 and 23,709 shares in 2008	46,905	45,754
Retained Earnings	206,777	204,127

Total Shareholders’ Equity	253,682	249,881

Total Liabilities and Shareholders’ Equity	$767,274	$784,497

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,868	$10,265
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	16,211	14,050
Provision for Doubtful Accounts	319	254
Non-Cash Stock-Based Compensation	975	932
Gain on Sale of Rental Equipment	(1,698)	(2,340)
Change In:
Accounts Receivable	12,338	6,429
Prepaid Expenses and Other Assets	2,171	995
Accounts Payable and Accrued Liabilities	(4,962)	(7,085)
Deferred Income	(5,844)	(3,655)
Deferred Income Taxes	4,570	5,755

Net Cash Provided by Operating Activities	31,948	25,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to Acquisition of Adler Tanks	(1,049)	—
Purchase of Rental Equipment	(20,412)	(21,605)
Purchase of Property, Plant and Equipment	(110)	(6,789)
Proceeds from Sale of Rental Equipment	4,942	5,374

Net Cash Used in Investing Activities	(16,629)	(23,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	(11,834)	21,026
Proceeds from the Exercise of Stock Options	164	386
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	16	25
Repurchase of Common Stock	—	(24,418)
Payment of Dividends	(4,742)	(4,356)

Net Cash Used in Financing Activities	(16,396)	(7,337)

Net Decrease in Cash	(1,077)	(4,757)
Cash Balance, beginning of period	1,325	5,090

Cash Balance, end of period	$248	$333

Interest Paid, during the period	$1,803	$2,160

Income Taxes Paid, during the period	$467	$838

Dividends Declared, not yet paid	$5,220	$4,727

Rental Equipment Acquisitions, not yet paid	$5,260	$9,482

The accompanying notes are an integral part of these consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial statements for the three months ended March 31, 2009 and 2008 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the three months ended March 31, 2009 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provision of Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combination” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements” as of January 1, 2009. The adoption did not have any significant impact on the Company’s consolidated financial statements.

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have any significant impact on the Company’s consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2009 and 2008 was 114,506 and 115,637 shares, respectively. For the three months ended March 31, 2009 and 2008, stock options to purchase 2,493,269 and 1,133,575 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the related periods and the effect would have been anti-dilutive.

On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. As of March 31, 2009, 2,000,000 shares remain authorized for repurchase.

NOTE 4. RELATED PARTY TRANSACTIONS

During the first quarter 2009, the Company purchased liquid and solid containment tanks totaling $5.0 million from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC (“Adler Tanks”). In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tanks, which totaled $0.2 million in the first quarter 2009. Amounts due to related parties at March 31, 2009 totaled $0.4 million.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. The operations of each of these segments are described in Note 1 - Organization and Business, and the accounting policies of the segments are described in Note 2 - Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, income from operations and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex, Inc. revenues and expenses are maintained separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2009 and 2008 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2009
Rental Revenues	$24,855	$19,498	$4,019	$—	$48,372
Rental Related Services Revenues	7,193	471	1,473	—	9,137
Sales and Other Revenues	3,608	5,466	7	565	9,646
Total Revenues	35,656	25,435	5,499	565	67,155
Depreciation of Rental Equipment	3,430	10,640	681	—	14,751
Gross Profit	19,285	7,799	3,283	13	30,380
Selling and Administrative Expenses	7,197	5,777	1,852	751	15,577
Income (Loss) from Operations	12,088	2,022	1,431	(738)	14,803
Interest Expense (Income) Allocation	1,120	602	209	(48)	1,883
Income (Loss) before Provision for Income Taxes	10,968	1,420	1,222	(690)	12,920
Rental Equipment Acquisitions	2,800	4,273	10,822	—	17,895
Accounts Receivable, net (period end)	44,338	21,925	5,067	2,024	73,354
Rental Equipment, at cost (period end)	505,415	250,916	57,185	—	813,516
Rental Equipment, net book value (period end)	375,405	120,533	56,200	—	552,138
Utilization (period end) [2]	76.61%	59.93%	56.50%
Average Utilization [2]	78.33%	61.36%	64.51%
2008
Rental Revenues	$25,915	$22,321	$—	$—	$48,236
Rental Related Services Revenues	6,901	441	—	—	7,342
Sales and Other Revenues	3,017	4,997	—	1,823	9,837
Total Revenues	35,833	27,759	—	1,823	65,415
Depreciation of Rental Equipment	3,240	10,178	—	—	13,418
Gross Profit	20,311	11,952	—	631	32,894
Selling and Administrative Expenses	6,927	5,893	—	724	13,544
Income from Operations	13,384	6,059	—	(93)	19,350
Interest Expense (Income) Allocation	1,679	894	—	(106)	2,467
Income before Provision for Income Taxes	11,705	5,165	—	13	16,883
Rental Equipment Acquisitions	8,295	15,389	—	—	23,684
Accounts Receivable, net (period end)	35,860	21,114	—	3,404	60,378
Rental Equipment, at cost (period end)	481,819	242,755	—	—	724,574
Rental Equipment, net book value (period end)	362,094	131,151	—	—	493,245
Utilization (period end) [2]	82.3%	68.4%	—
Average Utilization [2]	82.5%	68.8%	—

1.

Gross Enviroplex sales revenues were $565 and $2,523 for the three months ended March 31, 2009 and 2008, respectively, which includes inter-segment sales to Mobile Modular of $0 and $700, respectively, which are eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2009 and 2008. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 25, 2009 (the “2008 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2008 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to confirm such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the three months ended March 31, 2009, Mobile Modular, TRS-RenTelco and Enviroplex contributed 85%, 11%, and negative 5% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 69%, 31% and 0% for the same period in 2008. In the three months ended March 31. 2009, Adler Tanks’ contribution to the Company’s pretax income was 9%. Adler Tanks was acquired on December 11, 2008 and had no contribution to pretax income of the Company for the three months ended March 31, 2008. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of its equipment on operating leases and from sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and certain other service revenues negotiated as part of the lease agreements with the customers and related costs are recognized on a straight-line basis over the terms of the leases. Sales revenue and related costs are recognized upon delivery and installation of the equipment to customers. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds usually recover a high percentage of its capitalized cost.

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase in the number of classrooms such as those the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2008 Annual Report and “Item 1A. Risk Factors – A significant reduction of, or delay in, funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in Part II – Other Information section of this Form 10-Q.)

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

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”), vacuum containers, dewatering containers and roll off containers, collectively referred to as “boxes”. These tanks and boxes are rented to a broad range of industries and applications including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 86% and 85% of consolidated revenues in the three months ended March 31, 2009 and 2008, respectively. Of the total rental operations revenues for the three months ended March 31, 2009, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 55%, 35% and 10% respectively. Of the total rental operations revenues for the three months ended March 31, 2008, Mobile Modular and TRS-RenTelco comprised 59% and 41%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2009, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 14%, of the Company’s consolidated revenues. For the three months ended March 31, 2008, sales and other revenues of modular and electronic test equipment comprised approximately 15% of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2009 and 2008, Mobile Modular and Enviroplex comprised 43% and 49%, respectively, and TRS-RenTelco comprised 57% and 51%, respectively. Adler Tanks sales and other revenues for the three months ended March 31, 2009 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2009	2008	2009	2008
Net Income	$7,868	$10,265	$38,806	$43,347
Minority Interest in Income of Subsidiary	—	—	—	91
Provision for Income Taxes	5,052	6,618	24,931	28,009
Interest	1,883	2,467	9,393	10,565

Income from Operations	14,803	19,350	73,130	82,012
Depreciation and Amortization	16,211	14,050	62,577	55,465
Non-Cash Stock-Based Compensation	975	932	3,810	3,538

Adjusted EBITDA [1]	$31,989	$34,332	$139,517	$141,015

Adjusted EBITDA Margin [2]	48%	52%	46%	49%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
Adjusted EBITDA [1]	$31,989	$34,332	$139,517	$141,015
Interest Paid	(1,803)	(2,160)	(9,715)	(10,973)
Income Taxes Paid	(467)	(838)	(4,209)	(14,668)
Gain on Sale of Rental Equipment	(1,698)	(2,340)	(10,544)	(10,309)
Change in certain assets and liabilities:
Accounts Receivable, net	12,338	6,683	(7,367)	(144)
Prepaid Expenses and Other Assets	2,171	995	(1,358)	(1,057)
Accounts Payable and Other Liabilities	(4,738)	(7,417)	1,421	(3,527)
Deferred Income	(5,844)	(3,655)	(3,082)	3,734

Net Cash Provided by Operating Activities	$31,948	$25,600	$104,663	$104,071

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the line of credit and the senior notes. At March 31, 2009 the actual ratio for the line of credit and the senior notes was 3.35 and 4.29, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be (1) greater than 2.50 to 1.00 under the New Credit Facility and (2) greater than 2.25 to 1.00 under the senior notes. At March 31, 2009 the actual ratio was 2.10.

At March 31, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 25, 2009, the Company announced that the board of directors declared a quarterly cash dividend of $0.22 per common share for the quarter ended March 31, 2009, an increase of 10% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2009 Compared to

Three Months Ended March 31, 2008

Overview

Consolidated revenues for the three months ended March 31, 2009 increased 3% to $67.2 million, from $65.4 million for the same period in 2008. Consolidated net income for the three months ended March 31, 2009 decreased $2.4 million, or 23%, to $7.9 million from $10.3 million for the same period in 2008. Earnings per diluted share decreased 23% to $0.33 for the three months ended March 31, 2009 compared to $0.43 for the same period in 2008.

For the three months ended March 31, 2009, on a consolidated basis:

•

Gross profit decreased $2.5 million, or 8%, to $30.4 million, with gross profit of TRS-RenTelco decreasing $4.2 million, or 35%, primarily due to lower gross profit on rental and sales revenues and Mobile Modular gross profit decreasing $1.0 million, or 5%, primarily due to lower gross profit on rental and rental related services revenues. Enviroplex gross profit decreased $0.6 million primarily due to $1.3 million lower sales revenues. Adler Tanks gross profit was $3.3 million.

•

Selling and administrative expenses increased $2.0 million, or 15% to $15.6 million from $13.5 million in the same period in 2008, primarily due to selling and administrative expenses of Adler Tanks not present in 2008.

•	Interest expense decreased $0.6 million, or 24% to $1.9 million due to 47% lower net average interest rates (2.5% compared to 4.7% in 2008) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 85% and 11%, respectively, compared to 69% and 31%, respectively, for the comparable 2008 period. Pre–tax income contribution by Adler Tanks was 9%. These results are discussed on a segment basis below. Enviroplex had a loss of $0.7 million or a negative contribution of 5% in 2009.

•

Adjusted EBITDA decreased $2.3 million, or 7%, to $32.0 million compared to $34.3 million in 2008, with TRS-RenTelco, Mobile Modular and Enviroplex decreasing $3.6 million, $0.7 million and $0.6 million, respectively. Adler Tanks’ Adjusted EBITDA was $2.6 million in 2009.

Mobile Modular

For the three months ended March 31, 2009, Mobile Modular’s total revenues decreased $0.2 million to $35.7 million compared to the same period in 2008, primarily due to lower rental revenues, partly offset by higher sales and rental related services revenues during the quarter. The revenue decrease and lower gross margin on rental and rental related services revenues resulted in a decrease in pre-tax income of $0.7 million, or 6%, to $11.0 million for the three months ended March 31, 2009, from $11.7 million for the same period in 2008.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Q1 2009 compared to Q1 2008 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2009	2008	$	%
Revenues
Rental	$24,855	$25,915	$(1,060)	-4%
Rental Related Services	7,193	6,901	292	4%

Rental Operations	32,048	32,816	(768)	-2%
Sales	3,446	2,872	574	20%
Other	162	145	17	11%

Total Revenues	$35,656	$35,833	$(177)	0%

Gross Profit
Rental	$16,401	$17,167	$(766)	-4%
Rental Related Services	1,851	2,069	(218)	-11%

Rental Operations	18,252	19,236	(984)	-5%
Sales	871	930	(59)	-6%
Other	162	145	17	12%

Total Gross Profit	19,285	20,311	(1,026)	-5%
Selling and Administrative Expenses	7,197	6,927	270	4%

Income from Operations	12,088	13,384	(1,296)	-10%
Interest Expense Allocation	1,120	1,679	(559)	-33%

Pre-tax Income	$10,968	$11,705	$(737)	-6%

Other Information
Depreciation of Rental Equipment	$3,430	$3,240	$190	6%
Average Rental Equipment [1]	$477,291	$451,325	$25,966	6%
Average Rental Equipment on Rent [1]	$373,878	$372,186	$1,692	1%
Average Monthly Total Yield [2]	1.74%	1.91%		-10%
Average Utilization [3]	78.3%	82.5%		-5%
Average Monthly Rental Rate [4]	2.22%	2.32%		-5%
Period End Rental Equipment [1]	$478,013	$452,801	$25,212	6%
Period End Utilization [3]	76.6%	82.3%		-7%
Period End Units[1]	27,644	26,460	1,184	4%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Units includes modular building floors and portable storage containers and excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2009 decreased $1.0 million, or 5%, to $19.3 million from $20.3 million for the same period in 2008. For the three months ended March 31, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues - Rental revenues decreased $1.1 million, or 4%, over 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 5% lower average monthly rental rates, partly offset by a 1% increase in average rental equipment on rent in 2009 as compared to 2008. As a percentage of rental revenues, depreciation was 14% and 13% in 2009 and 2008, respectively, and other direct costs decreased to 20% in 2009 from 21% in 2008, which resulted in gross margin percentages of 66% in 2009 and 2008. The lower rental revenues and comparable rental margins resulted in gross profit on rental revenues decreasing $0.8 million, or 4%, to $16.4 million in 2009.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.3 million, or 4%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term, higher repair revenues and higher revenues from services rendered during the lease during 2009 as compared to 2008. The higher revenues combined with lower gross margin percentage of 26% in 2009 compared to 30% in 2008 resulted in rental related services gross profit decreasing 11%, to $1.9 million from $2.1 million in 2008.

•

Gross Profit on Sales – Sales revenues increased $0.6 million, or 20%, compared to 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales revenues were offset by a lower gross margin percentage of 25% in 2009 compared with 32% in 2008, which resulted in gross profit on sales decreasing 6% in 2009.

For the three months ended March 31, 2009, selling and administrative expenses increased 4%, to $7.2 million from $6.9 million in the same period in 2008, due to increased depreciation expense.

TRS-RenTelco

For the three months ended March 31, 2009, TRS-RenTelco’s total revenues decreased $2.3 million, or 8%, to $25.4 million compared to the same period in 2008, due to lower rental revenues. Pre-tax income decreased 73% to $1.4 million for the three months ended March 31, 2009 from $5.2 million for the same period of 2008, primarily due to lower gross profit on rental revenues.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Q1 2009 compared to Q1 2008 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2009	2008	$	%
Revenues
Rental	$19,498	$22,321	$(2,823)	-13%
Rental Related Services	471	441	30	7%

Rental Operations	19,969	22,762	(2,793)	-12%
Sales	4,944	4,478	466	10%
Other	522	519	3	1%

Total Revenues	$25,435	$27,759	$(2,324)	-8%

Gross Profit
Rental	$5,853	$9,561	$(3,708)	-39%
Rental Related Services	26	58	(32)	-55%

Rental Operations	5,879	9,619	(3,740)	-39%
Sales	1,398	1,814	(416)	-23%
Other	522	519	3	1%

Total Gross Profit	7,799	11,952	(4,153)	-35%
Selling and Administrative Expenses	5,777	5,893	(116)	-2%

Income from Operations	2,022	6,059	(4,037)	-67%
Interest Expense Allocation	602	894	(292)	-33%

Pre-tax Income	$1,420	$5,165	$(3,745)	-73%

Other Information
Depreciation of Rental Equipment	$10,640	$10,178	$462	5%
Average Rental Equipment [1]	$253,265	$235,122	$18,143	8%
Average Rental Equipment on Rent [1]	$155,411	$161,658	$(6,247)	-4%
Average Monthly Total Yield [2]	2.57%	3.16%		-19%
Average Utilization [3]	61.4%	68.8%		-11%
Average Monthly Rental Rate [4]	4.18%	4.60%		-9%
Period End Rental Equipment [1]	$249,940	$238,960	$10,980	5%
Period End Utilization [3]	59.9%	68.4%		-12%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2009 decreased 35% to $7.8 million from $11.9 million for the same period in 2008. For the three months ended March 31, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.8 million, or 13%, as compared to 2008, with depreciation expense increasing $0.5 million, or 5%, resulting in decreased gross profit on rental revenues of $3.7 million, or 39%, to $5.9 million as compared to 2008. The rental revenues decrease was due to 9% lower average monthly rental rates and 4% lower rental equipment on rent in 2009 as compared to 2008. The utilization decrease was due to an increase in average rental equipment combined with lower average rental equipment on rent due to weaker market demand. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of equipment acquired in the 2004 TRS acquisition having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues increased 10% to $4.9 million in 2009, as compared to $4.5 million in 2008 due to higher new and used equipment sales. Gross margin percentage was 28% in 2009, compared to 40% in 2008, primarily due to lower gross margin on used equipment sales resulting in gross profit on sales decreasing $0.4 million to $1.4 million from $1.8 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2009, selling and administrative expenses decreased $0.1 million, or 2%, to $5.8 million from $5.9 million in the same period in 2008.

Adler Tanks

For the first of quarter of 2009, the Company’s Adler Tanks division reported a pre-tax income of $1.2 million, which resulted from rental revenues of $4.0 million, with gross profit on rental revenues of $2.8 million. There were no sales of rental equipment in 2009. Selling and administrative expenses were $1.9 million in 2009.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Q1 2009 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2009	2008	$	%
Revenues
Rental	$4,019	$—	$4,019	nm
Rental Related Services	1,473	—	1,473	nm

Rental Operations	5,492	—	5,492	nm
Sales	—	—	—
Other	7	—	7	nm

Total Revenues	$5,499	$—	$5,499	nm

Gross Profit
Rental	$2,837	$—	$2,837	nm
Rental Related Services	439	—	439	nm

Rental Operations	3,276	—	3,276	nm
Sales	—	—	—
Other	7	—	7	nm

Total Gross Profit	3,283	—	3,283	nm
Selling and Administrative Expenses	1,852	—	1,852	nm

Income from Operations	1,431	—	1,431	nm
Interest Expense Allocation	209	—	209	nm

Pre-tax Income	$1,222	$—	$1,222	nm

Other Information
Depreciation of Rental Equipment	$681	$—	$681	nm
Average Rental Equipment [1]	$47,412	$—	$47,412	nm
Average Rental Equipment on Rent [1]	$30,587	$—	$30,587	nm
Average Monthly Total Yield [2]	2.83%	—
Average Utilization [3]	64.5%	—
Average Monthly Rental Rate [4]	4.38%	—
Period End Rental Equipment [1]	$51,870	$—	$51,870	nm
Period End Utilization [3]	56.5%	—

nm =not meaningful

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.

3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.

4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Cash flows for the Company for the three months ended March 31, 2009 compared to the same period in 2008 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $31.9 million, an increase of 25% in 2009 as compared to $25.6 million in 2008. The $6.3 million increase in net cash provided by operating activities was primarily attributable to reduced accounts receivable and other balance sheet changes, partly offset by lower income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $16.6 million in 2009 compared to $23.0 million in 2008. The $6.4 million decrease was primarily due to lower purchases of property, plant and equipment in 2009, and $1.2 million lower purchases of rental equipment of $20.4 million in 2009 compared to $21.6 million in 2008.

Cash Flows from Financing Activities: Net cash used in financing activities was $16.4 million in 2009, compared to $7.3 million in 2008. The $9.1 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit, partly offset by the $24.4 million repurchase of common stock in 2008 that did not recur in 2009.

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

At March 31, 2009, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $257.7 million was outstanding and had capacity to borrow up to an additional $97.3 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At March 31, 2009 the actual ratio was 3.35 to 1.00.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At March 31, 2009 the actual ratio was 2.39 to 1.00.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At March 31, 2009 the actual ratio was 2.10 to 1.00.

At March 31, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the second payment made on June 2, 2008 which reduced the principal balance to $36.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At March 31, 2009 the actual ratio was 4.29 to 1.00.

•

Permit the consolidated leverage ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.25 to 1.00. At March 31, 2009 the actual ratio was 2.10 to 1.00.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At March 31, 2009, such sum was $240.9 million and the actual tangible net worth of the Company was $251.9 million.

At March 31, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in the three months ending March 31, 2009. During the three months ending March 31, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. As of May 7, 2009, 2,000,000 shares remain authorized for repurchase.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2008 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2008 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Management’s evaluation excluded the business of Adler Tanks, which business was acquired pursuant to an asset purchase transaction which was closed in December 2008. Adler Tanks is a wholly-owned subsidiary of the Company whose total assets and total net revenues represented less than 14% of consolidated total assets and less than 9% of consolidated net revenues, respectively, of the Company as of and for the quarter ended March 31, 2009. Companies are allowed to exclude acquisitions from their evaluation of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

In 2004, we acquired TRS, an electronic test equipment rental business and in 2008 we acquired Adler Tanks, a liquid and solid containment rental business. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

We could have difficulty integrating the operations of Adler Tanks and other businesses that we may acquire, which could adversely affect our results of operations.

The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. In December 2008, we acquired Adler Tanks. The integration of the Adler Tanks business is ongoing and could disrupt our business by diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations; maintaining acceptable standards, controls, procedures and policies; integrating personnel with disparate business backgrounds; combining different corporate cultures; and the impairment of relationships with employees and customers as a result of any integration of new management and other personnel. In addition, we could be unable to retain key employees or customers of the combined businesses. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Any of these items could adversely affect our results of operations.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.6 million per year for each 1% increase in the average interest rate we pay, based on the $257.6 million balance of variable rate debt outstanding at March 31, 2009. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in North Carolina, Georgia, Maryland and Virginia, recent expansion into the portable storage and environmental test equipment businesses and in 2008 our expansion into the liquid and solid containment business through the acquisition of Adler Tank Rentals. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it and consequently our earnings less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As of March 31, 2009, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Many of our rental transactions are short term in nature with pricing established on a daily basis. The length of time that a customer needs equipment can often be difficult to determine and can be impacted by a number of factors such as weather, customer funding and project delays. In addition, our equipment is primarily used in the industrial plant services, environmental remediation, infrastructure construction, and oil and gas industries. Changes in the economic conditions facing any of those industries could result in a significant number of units returning off rent, both for us and our competitors

If the supply of rental equipment available on the market significantly increases due to units coming off rent, demand for and pricing of our rental products could be adversely impacted. We may experience delays in remarketing our off-rent units to new customers. Actions in these circumstances by our competitors may also depress the market price for rental units. These delays and price pressures would adversely affect equipment utilization levels and total revenues, which would reduce our profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Dividends

On February 25, 2009 the Company declared a quarterly dividend on its Common Stock; the dividend was $0.22 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: May 7, 2009	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer