Form 10-Q
period 2009-06-30
MCGRATH RENTCORP
filed 2009-08-06
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

As of August 6, 2009, 23,748,668 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the effect of the current recession and the credit crisis on our suppliers, our customers, and our results of operations and the Company’s ability to access additional capital in the current uncertain capital and credit market; the level of the Company’s future rentals and sales, customer demand and cost of raw materials; the Company’s ability to retain and recruit key personnel; the impact of the current recession on the Company’s business and its debt covenants and the impact on the Company’s flexibility in running its business under such constraints, including the effect of an event of default on the Company’s results of operations; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on rental revenue growth from an increasing base of rental assets, (ii) to actively maintain, repair, redeploy, manage and anticipate the need for various models of rental equipment cost-effectively and to maximize the level of proceeds from the sale of such products, and (iii) to create internal facilities and infrastructure capabilities that can provide prompt and efficient customer service, experienced assistance, rapid delivery and timely maintenance of the Company’s equipment; the demand by the educational market (and the K-12 market in particular) for the Company’s modular products; the Company’s ability to successfully integrate, expand and operate the Adler Tank Rentals, LLC business and other future acquisitions and to manage the risks related to those business, including environmental risk; the effect of delays or interruptions in the passage of statewide and local facility bond measures on the Company’s operations; the effect of changes in applicable law, and policies relating to the use of temporary buildings on the Company’s modular rental and sales revenues, including with respect to class size and building standards; the effects of changes in the level of state funding to public schools and the use of classrooms that meet the Department of Housing requirements; the Company’s ability to maintain and upgrade its equipment to comply with changes in applicable law and customer preference; the Company’s strategy to effectively implement its expansion into North Carolina, Georgia, Maryland and Virginia and other new markets in the U.S.; the Company’s reliance on its information technology systems; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the Company’s ability to maintain good relationships with school districts, manufacturers, and other suppliers; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to electronic test equipment; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company, including under environmental and health and safety and products liability laws; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the level of future warranty costs of modular equipment that we sell; the effect of seasonality on the Company’s business; the growth of the Company’s business in international markets and the Company’s ability to succeed in those markets; and the Company’s ability to pass on increases in its costs of rental equipment, including manufacturing costs, operating expenses and interest expense through increases in rental rates and selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above, those discussed under in Part II—Item 1A “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 25, 2009 (the “2008 Annual Report”), and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of June 30, 2009, and the related condensed consolidated statements of income for the three-month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, California
August 4, 2009

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
REVENUES
Rental	$45,083	$48,846	$93,455	$97,082
Rental Related Services	8,162	7,490	17,299	14,832

Rental Operations	53,245	56,336	110,754	111,914
Sales	12,580	17,001	21,535	26,174
Other	649	616	1,340	1,280

Total Revenues	66,474	73,953	133,629	139,368

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14,358	14,044	29,109	27,462
Rental Related Services	6,319	5,536	13,140	10,751
Other	8,047	9,591	16,577	17,681

Total Direct Costs of Rental Operations	28,724	29,171	58,826	55,894
Costs of Sales	8,799	11,667	15,472	17,465

Total Costs of Revenues	37,523	40,838	74,298	73,359

Gross Profit	28,951	33,115	59,331	66,009
Selling and Administrative Expenses	15,465	14,230	31,042	27,774

Income from Operations	13,486	18,885	28,289	38,235
Interest Expense	1,953	2,291	3,836	4,758

Income Before Provision for Income Taxes	11,533	16,594	24,453	33,477
Provision for Income Taxes	4,509	6,505	9,561	13,123

Net Income	$7,024	$10,089	$14,892	$20,354

Earnings Per Share:
Basic	$0.30	$0.43	$0.63	$0.85
Diluted	$0.30	$0.42	$0.62	$0.85
Shares Used in Per Share Calculation:
Basic	23,738	23,641	23,726	23,810
Diluted	23,804	23,890	23,827	23,977

Cash Dividends Declared Per Share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	June 30, 2009	December 31, 2008
ASSETS
Cash	$454	$1,325
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2009 and $1,400 in 2008	66,756	86,011
Income Taxes Receivable	1,987	7,927

Rental Equipment, at cost:
Relocatable Modular Buildings	503,137	503,678
Electronic Test Equipment	248,069	255,778
Liquid and Solid Containment Tanks and Boxes	66,095	46,288

	817,301	805,744
Less Accumulated Depreciation	(267,421)	(253,506)

Rental Equipment, net	549,880	552,238

Property, Plant and Equipment, net	74,989	76,763
Prepaid Expenses and Other Assets	17,867	18,633
Intangible Assets, net	13,749	14,136
Goodwill	27,661	27,464

Total Assets	$753,343	$784,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$268,583	$305,500
Accounts Payable and Accrued Liabilities	53,987	55,471
Deferred Income	20,355	28,055
Deferred Income Taxes, net	153,587	145,590

Total Liabilities	496,512	534,616

Shareholders’ Equity:
Common Stock, no par value - Authorized — 40,000 shares Issued and Outstanding — 23,749 shares in 2009 and 23,709 shares in 2008	48,255	45,754
Retained Earnings	208,576	204,127

Total Shareholders’ Equity	256,831	249,881

Total Liabilities and Shareholders’ Equity	$753,343	$784,497

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,892	$20,354
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	32,041	28,749
Provision for Doubtful Accounts	722	654
Non-Cash Stock-Based Compensation	1,953	1,919
Gain on Sale of Rental Equipment	(5,202)	(4,824)
Change In:
Accounts Receivable	18,533	(2,312)
Income Taxes Receivable	5,940	—
Prepaid Expenses and Other Assets	629	(2,107)
Accounts Payable and Accrued Liabilities	(4,140)	(2,725)
Deferred Income	(7,700)	(4,927)
Deferred Income Taxes	7,997	10,576

Net Cash Provided by Operating Activities	65,665	45,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to Acquisition of Adler Tanks	(1,099)	—
Purchase of Rental Equipment	(33,673)	(54,665)
Purchase of Property, Plant and Equipment	(612)	(11,308)
Proceeds from Sale of Rental Equipment	15,175	12,558

Net Cash Used in Investing Activities	(20,209)	(53,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	(24,917)	48,996
Principal Payments on Senior Notes	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	518	663
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	34	133
Repurchase of Common Stock	—	(24,418)
Payment of Dividends	(9,962)	(9,104)

Net Cash Provided by (Used in) Financing Activities	(46,327)	4,270

Net Decrease in Cash	(871)	(3,788)
Cash Balance, beginning of period	1,325	5,090

Cash Balance, end of period	$454	$1,302

Interest Paid, during the period	$4,271	$5,059

Income Taxes Paid, during the period	$1,537	$2,415

Dividends Declared, not yet paid	$5,225	$4,713

Rental Equipment Acquisitions, not yet paid	$10,876	$10,432

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the six months ended June 30, 2009 and 2008 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated results of operations, financial position, and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the six months ended June 30, 2009 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS No. 168”). The Codification will become the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which requires an entity to perform a qualitative analysis to determine whether the entity’s variable interest gives it controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefit from the entity that could potentially be significant to the VIE. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE. The provisions of the SFAS No. 167 are effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial statements.

Effective quarter ended June 30, 2009, the Company implemented SFAS No. 165, “subsequent events” (“SFAS No. 165”). This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 through August 6, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

The Company adopted the provision of Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combination” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements” as of January 1, 2009. The adoption did not have any significant impact on the Company’s consolidated financial statements.

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have any significant impact on the Company’s consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended June 30, 2009 and 2008 was 66,271 and 248,143 shares, respectively, and for the six months ended June 30, 2009 and 2008 was 101,198 and 178,781 shares, respectively. For the three months ended June 30, 2009 and 2008, stock options to purchase 2,456,669 and 1,105,000 shares, respectively, and for the six months ended June 30, 2009 and 2008, stock options to purchase 2,472,669 and 1,105,500 shares, respectively of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the related periods and the effect would have been anti-dilutive.

On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. These purchases are made in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions at such repurchase price as the officers of the Company deem appropriate and desirable on behalf of the Company. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There were no repurchases of common stock during the three and six months ended June 30, 2009. There were no repurchases of common stock during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. As of June 30, 2009, 2,000,000 shares remain authorized for repurchase.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company purchased liquid and solid containment tanks totaling $3.6 million and $8.2 million, during the three and six months ended June 30, 2009, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.2 million and $0.3 million in the three and six months ended June 30, 2009, respectively. Amounts due to related parties at June 30, 2009 totaled $0.5 million.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with SFAS No. 131, the Company’s four reportable segments are (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Note 1—Organization and Business, and the accounting policies of the segments are described in Note 2—Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, income from operations and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex, Inc. revenues and expenses are maintained separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2009 and 2008 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
Six Months Ended June 30,
2009
Rental Revenues	$48,389	$37,301	$7,765	$—	$93,455
Rental Related Services Revenues	13,533	897	2,869	—	17,299
Sales and Other Revenues	10,785	11,258	69	763	22,875
Total Revenues	72,707	49,456	10,703	763	133,629
Depreciation of Rental Equipment	6,842	20,806	1,461	—	29,109
Gross Profit	38,505	14,817	5,999	10	59,331
Selling and Administrative Expenses	14,261	11,416	3,984	1,381	31,042
Income (Loss) from Operations	24,244	3,401	2,015	(1,371)	28,289
Interest Expense (Income) Allocation	2,274	1,215	447	(100)	3,836
Income (Loss) before Provision for Income Taxes	21,970	2,186	1,568	(1,271)	24,453
Rental Equipment Acquisitions	6,721	10,330	19,686	—	36,737
Accounts Receivable, net (period end)	40,560	20,529	4,741	926	66,756
Rental Equipment, at cost (period end)	503,137	248,069	66,095	—	817,301
Rental Equipment, net book value (period end)	371,673	113,960	64,247	—	549,880
Utilization (period end) [2]	74.1%	58.6%	54.4%
Average Utilization [2]	76.8%	60.5%	58.7%

2008
Rental Revenues	$51,192	$45,890	$—	$—	$97,082
Rental Related Services Revenues	13,930	902	—	—	14,832
Sales and Other Revenues	8,037	12,945	—	6,472	27,454
Total Revenues	73,159	59,737	—	6,472	139,368
Depreciation of Rental Equipment	6,488	20,974	—	—	27,462
Gross Profit	39,276	24,296	—	2,437	66,009
Selling and Administrative Expenses	14,064	12,330	—	1,380	27,774
Income from Operations	25,212	11,966	—	1,057	38,235
Interest Expense (Income) Allocation	3,220	1,746	—	(208)	4,758
Income before Provision for Income Taxes	21,992	10,220	—	1,265	33,477
Rental Equipment Acquisitions	21,142	36,552	—	—	57,694
Accounts Receivable, net (period end)	39,880	23,424	—	5,413	68,717
Rental Equipment, at cost (period end)	492,774	256,267	—	—	749,041
Rental Equipment, net book value (period end)	370,338	138,174	—	—	508,512
Utilization (period end) [2]	82.0%	70.0%	—
Average Utilization [2]	82.3%	69.2%	—

1.	Gross Enviroplex sales revenues were $1,002 and $7,558 for the six months ended June 30, 2009 and 2008, respectively, which includes inter-segment sales to Mobile Modular of $239 and $1,086, respectively, which are eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2009 and 2008. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2008 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to confirm such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the six months ended June 30, 2009, Mobile Modular, TRS-RenTelco and Enviroplex contributed 90%, 9%, and negative 5% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 66%, 30% and 4% for the same period in 2008. In the six months ended June 30, 2009, Adler Tanks’ contribution to the Company’s pretax income was 6%. Adler Tanks was acquired on December 11, 2008 and had no contribution to pretax income of the Company for the six months ended June 30, 2008. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. In particular, public schools in the State of California from time to time experience fluctuations in funding from the state. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can make no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in funding of public schools by the State of California. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2008 Annual Report and “Item 1A. Risk Factors – A significant reduction of, or delay in, funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 83% and 80% of consolidated revenues in the six months ended June 30, 2009 and 2008, respectively. Of the total rental operations revenues for the six months ended June 30, 2009, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 56%, 34% and 10% respectively. Of the total rental operations revenues for the six months ended June 30, 2008, Mobile Modular and TRS-RenTelco comprised 58% and 42%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell new or previously rented modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2009, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 17%, of the Company’s consolidated revenues. For the six months ended June 30, 2008, sales and other revenues of modular and electronic test equipment comprised approximately 20% of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2009 and 2008, Mobile Modular and Enviroplex comprised 50% and 53%, respectively, and TRS-RenTelco comprised 50% and 47%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2009 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non—GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges and income from the former minority interest that previously existed in the Company’s Enviroplex subsidiary. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The presentation of Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Net Income	$7,024	$10,089	$14,892	$20,354	$35,741	$44,351
Minority Interest in Income of Subsidiary	—	—	—	—	—	79
Provision for Income Taxes	4,509	6,505	9,561	13,123	22,936	28,697
Interest	1,953	2,291	3,836	4,758	9,055	10,024

Income from Operations	13,486	18,885	28,289	38,235	67,732	83,151
Depreciation and Amortization	15,830	14,699	32,041	28,749	63,708	56,850
Non-Cash Stock-Based Compensation	978	987	1,953	1,919	3,801	3,672

Adjusted EBITDA [1]	$30,294	$34,571	$62,283	$68,903	$135,241	$143,673

Adjusted EBITDA Margin [2]	46%	47%	47%	49%	45%	49%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Adjusted EBITDA [1]	$30,294	$34,571	$62,283	$68,903	$135,241	$143,673
Interest Paid	(2,468)	(2,899)	(4,271)	(5,059)	(9,285)	(10,144)
Income Taxes Paid	(1,070)	(1,576)	(1,537)	(2,415)	(3,703)	(10,762)
Gain on Sale of Rental Equipment	(3,504)	(2,484)	(5,202)	(4,824)	(11,563)	(10,500)
Change in certain assets and liabilities:
Accounts Receivable, net	6,598	(8,339)	19,255	(1,657)	7,571	(4,558)
Income Taxes Receivable	5,940	—	5,940	—	5,940	—
Prepaid Expenses and Other Assets	(1,543)	(3,102)	629	(2,104)	258	(2,780)
Accounts Payable and Other Liabilities	1,321	4,857	(3,732)	(2,560)	(1,751)	984
Deferred Income	(1,856)	(1,272)	(7,700)	(4,927)	(3,667)	5,560

Net Cash Provided by Operating Activities	$33,712	$19,756	$65,665	$45,357	$119,041	$111,473

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the line of credit and the senior notes. At June 30, 2009 the actual ratio for the line of credit and the senior notes was 3.57 to 1.00 and 3.54 to 1.00, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be (1) greater than 2.50 to 1.00 under the New Credit Facility and (2) greater than 2.25 to 1.00 under the senior notes. At June 30, 2009 the actual ratio for the line of credit and the senior note was 1.89 to 1.00 and 1.99 to 1.00, respectively.

At June 30, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On August 4, 2009 the Company executed an amendment to the 5.08% senior notes due in 2011 to amend and restate the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) to 2.50 to 1.00 from 2.25 to 1.00. In addition, EBITDA shall now be calculated on a pro forma basis to give effect, as of the first day of the relevant period, to any approved acquisition or disposition of a Subsidiary or business division which was effected during the relevant period. Also, the limit of Priority Debt (as defined) was modified to an amount not to exceed $30.0 million, from an amount not to exceed 15% of Tangible Net Worth (as defined).

On June 4, 2009, the Company announced that the board of directors declared a quarterly cash dividend of $0.22 per common share for the quarter ended June 30, 2009, an increase of 10% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2009 Compared to

Three Months Ended June 30, 2008

Overview

Consolidated revenues for the three months ended June 30, 2009 decreased 10% to $66.5 million, from $74.0 million for the same period in 2008. Consolidated net income for the three months ended June 30, 2009 decreased $3.1 million, or 30%, to $7.0 million from $10.1 million for the same period in 2008. Earnings per diluted share decreased 29% to $0.30 for the three months ended June 30, 2009 compared to $0.42 for the same period in 2008.

For the three months ended June 30, 2009, on a consolidated basis:

•

Gross profit decreased $4.2 million, or 13%, to $29.0 million, with gross profit of TRS-RenTelco decreasing $5.3 million, or 43%, primarily due to lower gross profit on rental and sales revenues and Mobile Modular gross profit increasing $0.3 million, or 1%, primarily due to higher gross profit on sales revenues, partly offset by lower gross profit on rental and rental related services revenues. Enviroplex gross profit decreased $1.9 million primarily due to $4.5 million lower sales revenues. Adler Tanks gross profit was $2.7 million.

•

Selling and administrative expenses increased 9% to $15.5 million from $14.2 million in the same period in 2008, primarily due to selling and administrative expenses of Adler Tanks not present in 2008 and higher depreciation expense.

•	Interest expense decreased $0.3 million, or 15% to $2.0 million due to 32% lower net average interest rates (2.7% compared to 4.1% in 2008) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 95% and 7%, respectively, compared to 62%, 30%, respectively, for the comparable 2008 period. Pre–tax income contribution by Adler Tanks was 3%. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to negative 5% in 2009 from positive 8% in 2008.

•

Adjusted EBITDA decreased $4.3 million, or 12%, to $30.3 million compared to $34.6 million in 2008, with TRS-RenTelco and Enviroplex decreasing $5.2 million and $1.8 million, respectively, and Mobile Modular increasing $0.9 million. Adler Tanks’ Adjusted EBITDA was $1.8 million in 2009.

Mobile Modular

For the three months ended June 30, 2009, Mobile Modular’s total revenues decreased $0.3 million to $37.1 million compared to the same period in 2008, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues during the quarter. The revenue decrease offset by higher gross margin on rental and sales revenues and lower interest expense resulted in an increase in pre-tax income of $0.7 million, or 7%, to $11.0 million for the three months ended June 30, 2009, from $10.3 million for the same period in 2008.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Q2 2009 compared to Q2 2008 (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$23,534	$25,277	$(1,743)	-7%
Rental Related Services	6,340	7,029	(689)	-10%

Rental Operations	29,874	32,306	(2,432)	-8%
Sales	7,034	4,861	2,173	45%
Other	143	159	(16)	-10%

Total Revenues	$37,051	$37,326	$(275)	-1%

Gross Profit
Rental	$15,394	$15,509	$(115)	-1%
Rental Related Services	1,551	1,970	(419)	-21%

Rental Operations	16,945	17,479	(534)	-3%
Sales	2,132	1,327	805	61%
Other	143	159	(16)	-10%

Total Gross Profit	19,220	18,965	255	1%
Selling and Administrative Expenses	7,064	7,137	(73)	-1%

Income from Operations	12,156	11,828	328	3%
Interest Expense Allocation	1,154	1,541	(387)	-25%

Pre-tax Income	$11,002	$10,287	$715	7%

Other Information
Depreciation of Rental Equipment	$3,412	$3,248	$164	5%

Average Rental Equipment [1]	$476,314	$454,107	$22,207	5%
Average Rental Equipment on Rent [1]	$358,404	$372,551	$(14,147)	-4%
Average Monthly Total Yield [2]	1.65%	1.86%		-11%
Average Utilization [3]	75.3%	82.0%		-8%
Average Monthly Rental Rate [4]	2.19%	2.26%		-3%

Period End Rental Equipment [1]	$475,136	$455,714	$19,422	4%
Period End Utilization [3]	74.1%	82.0%		-10%
Period End Units[1]	27,601	26,528	1,073	4%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Units includes modular building floors and portable storage containers and excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2009 increased 1% to $19.2 million from $19.0 million for the same period in 2008. For the three months ended June 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.7 million, or 7%, over 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 3% lower average monthly rental rates and a 4% decrease in average rental equipment on rent in 2009 as compared to 2008. As a percentage of rental revenues, depreciation was 15% and 13% in 2009 and 2008, respectively, and other direct costs decreased to 20% in 2009 from 26% in 2008, which resulted in gross margin percentages of 65% in 2009 compared to 61% in 2008. The lower rental revenues, partly offset by higher rental margins resulted in gross profit on rental revenues decreasing $0.1 million, or 1%, to $15.4 million in 2009.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.4 million, or 21%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term, lower revenues from services rendered during the lease, partly offset by higher repair revenues during 2009 as compared to 2008. The lower revenues combined with lower gross margin percentage of 24% in 2009 compared to 28% in 2008 resulted in rental related services gross profit decreasing 21%, to $1.6 million from $2.0 million in 2008.

•

Gross Profit on Sales – Sales revenues increased $2.2 million, or 45%, compared to 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales revenues combined by a higher gross margin percentage of 30% in 2009 compared with 27% in 2008, resulted in gross profit on sales increasing 61% in 2009.

For the three months ended June 30, 2009, selling and administrative expenses decreased 1% to $7.1 million, as lower personnel and marketing costs were partly offset by higher depreciation expense.

TRS-RenTelco

For the three months ended June 30, 2009, TRS-RenTelco’s total revenues decreased $8.0 million, or 25%, to $24.0 million compared to the same period in 2008, due to lower rental and sales revenues. Pre-tax income decreased 85% to $0.8 million for the three months ended June 30, 2009 from $5.1 million for the same period of 2008, primarily due to lower gross profit on rental and sales revenues.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Q2 2009 compared to Q2 2008 (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$17,803	$23,569	$(5,766)	-24%
Rental Related Services	426	461	(35)	-8%

Rental Operations	18,229	24,030	(5,801)	-24%
Sales	5,294	7,491	(2,197)	-29%
Other	498	457	41	9%

Total Revenues	$24,021	$31,978	$(7,957)	-25%

Gross Profit
Rental	$4,970	$9,702	$(4,732)	-49%
Rental Related Services	(85)	(16)	(69)	nm

Rental Operations	4,885	9,686	(4,801)	-50%
Sales	1,635	2,201	(566)	-26%
Other	498	457	41	9%

Total Gross Profit	7,018	12,344	(5,326)	-43%
Selling and Administrative Expenses	5,639	6,437	(798)	-12%

Income from Operations	1,379	5,907	(4,528)	-77%
Interest Expense Allocation	613	852	(239)	-28%

Pre-tax Income	$766	$5,055	$(4,289)	-85%

Other Information
Depreciation of Rental Equipment	$10,166	$10,796	$(630)	-6%

Average Rental Equipment [1]	$248,580	$248,182	$398	0%
Average Rental Equipment on Rent [1]	$147,876	$172,253	$(24,377)	-14%
Average Monthly Total Yield [2]	2.39%	3.17%		-25%
Average Utilization [3]	59.5%	69.4%		-14%
Average Monthly Rental Rate [4]	4.01%	4.56%		-12%

Period End Rental Equipment [1]	$247,180	$253,975	$(6,795)	-3%
Period End Utilization [3]	58.6%	70.0%		-16%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Floors excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2009 decreased 43% to $7.0 million from $12.3 million for the same period in 2008. For the three months ended June 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $5.8 million, or 24%, as compared to 2008, with depreciation expense decreasing $0.6 million, or 6%, resulting in decreased gross profit on rental revenues of $4.7 million, or 49%, to $5.0 million as compared to 2008. The rental revenues decrease was due to 12% lower average monthly rental rates and 14% lower rental equipment on rent in 2009 as compared to 2008. The utilization decrease was due to lower average rental equipment on rent due to higher equipment returns and weaker market demand. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of equipment acquired in the 2004 TRS acquisition having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues decreased 29% to $5.3 million in 2009, as compared to $7.5 million in 2008 due to lower new and used equipment sales. Gross margin percentage was 31% in 2009, compared to 29% in 2008, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales decreasing $0.6 million to $1.6 million from $2.2 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2009, selling and administrative expenses decreased $0.8 million, or 12%, to $5.6 million from $6.4 million in the same period in 2008, primarily due to lower personnel costs.

Adler Tanks

For the second of quarter of 2009, Adler Tanks reported pre-tax income of $0.3 million, which resulted from rental revenues of $3.7 million, with gross profit on rental revenues of $2.3 million. Sales revenues in the second quarter of 2009 were $0.1 million. Selling and administrative expenses were $2.1 million in 2009.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Q2 2009 (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$3,746	$—	$3,746	nm
Rental Related Services	1,396	—	1,396	nm

Rental Operations	5,142	—	5,142	nm
Sales	54	—	54	nm
Other	8	—	8	nm

Total Revenues	$5,204	$—	$5,204	nm

Gross Profit
Rental	$2,314	$—	$2,314	nm
Rental Related Services	377	—	377	nm

Rental Operations	2,691	—	2,691	nm
Sales	17	—	17	nm
Other	8	—	8	nm

Total Gross Profit	2,716	—	2,716	nm
Selling and Administrative Expenses	2,132	—	2,132	nm

Income from Operations	584	—	584	nm
Interest Expense Allocation	238	—	238	nm

Pre-tax Income	$346	$—	$346	nm

Other Information
Depreciation of Rental Equipment	$780	$—	$780	nm

Average Rental Equipment [1]	$55,468	$—	$55,468	nm
Average Rental Equipment on Rent [1]	$29,537	$—	$29,537	nm
Average Monthly Total Yield [2]	2.25%	—
Average Utilization [3]	53.3%	—
Average Monthly Rental Rate [4]	4.23%	—

Period End Rental Equipment [1]	$58,826	$—	$58,826	nm
Period End Utilization [3]	54.4%	—

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Six Months Ended June 30, 2009 Compared to

Six Months Ended June 30, 2008

Overview

Consolidated revenues for the six months ended June 30, 2009 decreased $5.7 million, or 4%, to $133.6 million from $139.4 million for the same period in 2008. Consolidated net income for the six months ended June 30, 2009 decreased $5.5 million, or 27% to $14.9 million, or $0.62 per diluted share, from $20.4 million, or $0.85 per diluted share, for the same period in 2008.

For the six months ended June 30, 2009, on a consolidated basis:

•

Gross profit decreased $6.7 million, or 10%, to $59.3 million from $66.0 million for the same period in 2008, with gross profit of TRS-RenTelco decreasing $9.5 million, or 39%, due to lower gross profit on rental and sales revenues. Mobile Modular gross profit decreased $0.8 million, or 2% as lower gross profit on rental and rental related services revenues were partly offset by higher gross profit on sales revenues. Enviroplex gross profit decreased $2.4 million primarily due to $5.7 million lower sales revenues. Adler Tanks gross profit was $6.0 million.

•

Selling and administrative expenses increased $3.3 million, or 12% to $31.0 million from $27.8 million for the same period in 2008, primarily due to selling and administrative expenses of Adler Tanks not present in 2008 and higher depreciation expense, partly offset by lower personnel costs.

•

Interest expense decreased $0.9 million, or 19% to $3.8 million, primarily due to 40% lower average interest rates (2.6% in 2009 compared to 4.4% in 2008) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 90% and 9%, respectively, compared to 66% and 30%, respectively, for the comparable 2008 period. Pre-tax income contribution by Adler Tanks was 6%. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to negative 5% in 2009 from 4% in 2008.

•

Adjusted EBITDA decreased $6.6 million, or 10%, to $62.3 million compared to $68.9 million in 2008, with TRS-RenTelco decreasing $8.7 million, Enviroplex decreasing $2.4 million and Mobile Modular increasing $0.1 million. Adler Tanks’ adjusted EBITDA was $4.4 million.

Mobile Modular

For the six months ended June 30, 2009, Mobile Modular’s total revenues decreased $0.5 million, or 1%, to $72.7 million compared to the same period in 2008, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues during the period. The revenue decrease and lower gross margin on rental related services, resulted in pre-tax income of $22.0 million for the six months ended June 30, 2009, which is comparable to the pre-tax income for the same period in 2008.

The following table summarizes six months results for each revenue and gross profit category, pre-tax income, and other selected data.

Mobile Modular – Six Months Ended 6/30/09 compared to Six Months Ended 6/30/08 (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$48,389	$51,192	$(2,803)	-5%
Rental Related Services	13,533	13,930	(397)	-3%

Rental Operations	61,922	65,122	(3,200)	-5%
Sales	10,480	7,733	2,747	36%
Other	305	304	1	0%

Total Revenues	$72,707	$73,159	$(452)	-1%

Gross Profit
Rental	$31,795	$32,676	$(881)	-3%
Rental Related Services	3,402	4,039	(637)	-16%

Rental Operations	35,197	36,715	(1,518)	-4%
Sales	3,003	2,257	746	33%
Other	305	304	1	0%

Total Gross Profit	38,505	39,276	(771)	-2%
Selling and Administrative Expenses	14,261	14,064	197	1%

Income from Operation	24,244	25,212	(968)	-4%
Interest Expense Allocation	2,274	3,220	(946)	-29%

Pre-tax Income	$21,970	$21,992	$(22)	0%

Other Information
Depreciation of Rental Equipment	$6,842	$6,488	$354	5%

Average Rental Equipment [1]	$476,629	$452,704	$23,925	5%
Average Rental Equipment on Rent [1]	$366,133	$372,354	$(6,221)	-2%
Average Monthly Total Yield [2]	1.69%	1.88%		-10%
Average Utilization [3]	76.8%	82.3%		-7%
Average Monthly Rental Rate [4]	2.20%	2.29%		-4%

Period End Rental Equipment [1]	$475,136	$455,714	$19,422	4%
Period End Utilization [3]	74.1%	82.0%		-10%
Period End Units [1]	27,601	26,528	1,073	4%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Units excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2009 decreased $0.8 million, to $38.5 million from $39.3 million for the same period in 2008. For the six months ended June 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.8 million, or 5%, over 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 4% lower average monthly rental rates and 2% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 14% in 2009 and 13% in 2008 and other direct costs were 20% in 2009 compared to 23% in 2008, which resulted in gross margin percentage of 66% in 2009 and 64% in 2008. The lower rental revenues, partly offset by higher rental margins, resulted in gross profit on rental revenues decreasing $0.9 million, or 3%, to $31.8 million from $32.7 million in 2008.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.4 million, or 3%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term, lower revenues from services rendered during the lease, partly offset by higher repair revenues during 2009 as compared to 2008. The lower revenues combined with lower gross margin percentage of 25% in 2009 compared to 29% in 2008, resulted in rental related services gross profit decreasing 16%, to $3.4 million from $4.0 million in 2008.

•

Gross Profit on Sales – Sales revenues increased $2.7 million, or 36%, compared to 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales revenues combined with comparable gross margin percentage of 29% in 2009 and 2008, resulted in sales gross profit increasing 33%, to $3.0 million from $2.3 million in 2008.

For the six months ended June 30, 2009, selling and administrative expenses increased $0.2 million, or 1%, to $14.3 million from $14.1 million in the same period in 2008, primarily due to increased depreciation expense, partly offset by lower personnel costs.

TRS-RenTelco

For the six months ended June 30, 2009, TRS-RenTelco’s total revenues decreased $10.3 million, or 17%, to $49.5 million compared to the same period in 2008, due to lower rental and sales revenues. Pre-tax income decreased $8.0 million to $2.2 million for the six months ended June 30, 2009 from $10.2 million for the same period in 2008, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses and interest expense.

The following table summarizes six months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Six Months Ended 6/30/09 compared to Six Months Ended 6/30/08 (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$37,301	$45,890	$(8,589)	-19%
Rental Related Services	897	902	(5)	-1%

Rental Operations	38,198	46,792	(8,594)	-18%
Sales	10,238	11,969	(1,731)	-14%
Other	1,020	976	44	5%

Total Revenues	$49,456	$59,737	$(10,281)	-17%

Gross Profit
Rental	$10,823	$19,263	$(8,440)	-44%
Rental Related Services	(59)	42	(101)	nm

Rental Operations	10,764	19,305	(8,541)	-44%
Sales	3,033	4,015	(982)	-24%
Other	1,020	976	44	5%

Total Gross Profit	14,817	24,296	(9,479)	-39%
Selling and Administrative Expenses	11,416	12,330	(914)	-7%

Income from Operations	3,401	11,966	(8,565)	-72%
Interest Expense Allocation	1,215	1,746	(531)	-30%

Pre-tax Income	$2,186	$10,220	$(8,034)	-79%

Other Information
Depreciation of Rental Equipment	$20,806	$20,974	$(168)	-1%

Average Rental Equipment [1]	$251,063	$242,037	$9,026	4%
Average Rental Equipment on Rent [1]	$151,908	$167,447	$(15,539)	-9%
Average Monthly Total Yield [2]	2.48%	3.16%		-22%
Average Utilization [3]	60.5%	69.2%		-12%
Average Monthly Rental Rate [4]	4.09%	4.57%		-10%

Period End Rental Equipment [1]	$247,180	$253,975	$(6,795)	-3%
Period End Utilization [3]	58.6%	70.0%		-16%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2009 decreased $9.5 million, or 39%, to $14.8 million from $24.3 million for the same period in 2008. For the six months ended June 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $8.6 million, or 19%, as compared to 2008, resulting in decreased gross profit on rental revenues of $8.4 million, or 44%, to $10.8 million as compared to the same period in 2008. The rental revenues decrease was due to 10% lower average monthly rental rates and 9% lower average rental equipment on rent as compared to 2008. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues decreased 14% to $10.3 million in 2009 as compared to $12.0 million in 2008. Gross margin percentage was 30% in 2009, compared to 34% in 2008, primarily due to lower gross margin on new and used equipment sales resulting in gross profit on sales decreasing $1.0 million, or 24%, to $3.0 million from $4.0 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2009, selling and administrative expenses decreased 7%, to $11.4 million from $12.3 million in the same period in 2008 due to lower personnel costs.

Adler Tanks

For the six months ended June 30, 2009, Adler Tanks reported pre-tax income of $1.6 million, which resulted from rental revenues of $7.8 million, with gross profit on rental revenues of $5.2 million. Sales revenues in the six months ended June 30, 2009 were $0.1 million. Selling and administrative expenses were $4.0 million in 2009.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/09 (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$7,765	$—	$7,765	nm
Rental Related Services	2,869	—	2,869	nm

Rental Operations	10,634	—	10,634	nm
Sales	54	—	54	nm
Other	15	—	15	nm

Total Revenues	$10,703	$—	$10,703	nm

Gross Profit
Rental	$5,151	$—	$5,151	nm
Rental Related Services	816	—	816	nm

Rental Operations	5,967	—	5,967	nm
Sales	17	—	17	nm
Other	15	—	15	nm

Total Gross Profit	5,999	—	5,999	nm
Selling and Administrative Expenses	3,984	—	3,984	nm

Income from Operations	2,015	—	2,015	nm
Interest Expense Allocation	447	—	447	nm

Pre-tax Income	$1,568	$—	$1,568	nm

Other Information
Depreciation of Rental Equipment	$1,461	$—	$1,461	nm

Average Rental Equipment [1]	$51,379	$—	$51,379	nm
Average Rental Equipment on Rent [1]	$30,170	$—	$30,170	nm
Average Monthly Total Yield [2]	2.52%	—
Average Utilization [3]	58.7%	—
Average Monthly Rental Rate [4]	4.29%	—

Period End Rental Equipment [1]	$58,826	$—	$58,826	nm
Period End Utilization [3]	54.4%	—

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period nm = not meaningful

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Cash flows for the Company for the six months ended June 30, 2009 compared to the same period in 2008 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $65.7 million, an increase of 45% in 2009 as compared to $45.4 million in 2008. The $20.3 million increase in net cash provided by operating activities was primarily attributable to reduced accounts and income taxes receivable and other balance sheet changes, partly offset by lower income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $20.2 million in 2009 compared to $53.4 million in 2008. The $33.2 million decrease was primarily due to $21.0 million lower purchases of rental equipment of $33.7 million in 2009 compared to $54.7 million in 2008 and $10.7 million lower purchases of property, plant and equipment in 2009.

Cash Flows from Financing Activities: Net cash used in financing activities was $46.3 million in 2009, compared to net cash provided by financing activities of $4.3 million in 2008. The $50.6 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit, partly offset by the $24.4 million repurchase of common stock in 2008 that did not recur in 2009.

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

At June 30, 2009, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $244.6 million was outstanding and had capacity to borrow up to an additional $110.4 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At June 30, 2009 the actual ratio was 3.57 to 1.00.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At June 30, 2009 the actual ratio was 2.58 to 1.00.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At June 30, 2009 the actual ratio was 1.89 to 1.00.

At June 30, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the third payment made on June 2, 2009 which reduced the principal balance to $24.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At June 30, 2009 the actual ratio was 3.54 to 1.00.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.25 to 1.00. At June 30, 2009 the actual ratio was 1.99 to 1.00.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At June 30, 2009, such sum was $244.7 million and the actual tangible net worth of the Company was $255.0 million.

At June 30, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

On August 4, 2009 the Company executed an amendment to the 5.08% senior notes due in 2011 to amend and restate the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) to 2.50 to 1.00 from 2.25 to 1.00. In addition, EBITDA shall now be calculated on a pro forma basis to give effect, as of the first day of the relevant period, to any approved acquisition or disposition of a Subsidiary or business division which was effected during the relevant period. Also, the limit of Priority Debt (as defined) was modified to an amount not to exceed $30.0 million, from an amount not to exceed 15% of Tangible Net Worth (as defined).

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in the six months ending June 30, 2009. During the six months ending June 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. As of August 6, 2009, 2,000,000 shares remain authorized for repurchase.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2008 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Management’s evaluation excluded the business of Adler Tanks, which business was acquired pursuant to an asset purchase transaction which was closed in December 2008. Adler Tanks is a wholly-owned subsidiary of the Company whose total assets and total net revenues represented less than 15% of consolidated total assets and less than 9% of consolidated net revenues, respectively, of the Company as of and for the six month period ended June 30, 2009. Companies are allowed to exclude acquisitions from their evaluation of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Although in general, we make advance purchases of some products to help ensure an adequate supply, currently, we do not have any long-term purchase contracts with any third-party supplier. We may experience supply problems as a result of financial or operating difficulties or failure of our suppliers. We may also experience supply problem as a result of shortages, and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Current unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.7 million per year for each 1% increase in the average interest rate we pay, based on the $268.6 million balance of variable rate debt outstanding at June 30, 2009. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in North Carolina, Georgia, Maryland and Virginia, recent expansion into the portable storage and environmental test equipment businesses and in 2008 our expansion into the liquid and solid containment business through the acquisition of Adler Tank Rentals. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As of June 30, 2009, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil prices may have an adverse effect on our liquid and solid containment tank and boxes business. In addition, the recession in the U.S. may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Shareholders on June 4, 2009. The proposals voted on by the Company shareholders and the voting results were as follows:

Proposal 1: Election of Directors

The election of directors was approved as follows:

	For	Withheld	Abstentions
William J. Dawson	23,106,843	207,703	412,022
Robert C. Hood	23,176,461	138,085	412,022
Dennis C. Kakures	23,180,665	133,881	412,022
Robert P. McGrath	23,178,469	136,077	412,022
Dennis P. Stradford	23,166,304	148,242	412,022
Ronald H. Zech	22,833,830	480,716	412,022

Elected as directors at the meeting were William J. Dawson, Robert C. Hood, Dennis C. Kakures, Robert P. McGrath, Dennis P. Stradford and Ronald H. Zech.

Proposal 2: To approve and adopt an amendment and restatement of the Company’s 2007 stock incentive plan to increase the number of shares of common stock reserved for issuance thereunder from 1,875,000 to 2,690,000 shares and decrease the maximum term of future awards granted under the 2007 plan from ten years to seven years

The Amendment was approved with 19,522,810 votes in favor, 1,886,225 against, and 2,317,533 abstentions.

Proposal 3: Ratification of Appointment of Independent Auditors

Grant Thornton LLP was ratified as the Company’s independent auditors for fiscal year 2009 with 23,287,181 votes in favor, 26,060 against, and 413,327 abstentions.

ITEM 5. OTHER INFORMATION

Dividends

On June 4, 2009 the Company declared a quarterly dividend on its common stock; the dividend was $0.22 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6. EXHIBITS

4.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer