Form 10-Q
period 2009-09-30
MCGRATH RENTCORP
filed 2009-11-05
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

As of November 5, 2009, 23,763,668 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2009, and the related condensed consolidated statements of income for the three-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of income and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ GRANT THORNTON LLP
San Francisco, California
November 5, 2009

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
REVENUES
Rental	$45,898	$50,023	$139,353	$147,105
Rental Related Services	9,159	9,354	26,458	24,186

Rental Operations	55,057	59,377	165,811	171,291
Sales	19,875	26,344	41,410	52,518
Other	568	594	1,908	1,874

Total Revenues	75,500	86,315	209,129	225,683

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14,113	14,648	43,222	42,110
Rental Related Services	6,488	6,805	19,628	17,556
Other	8,486	10,110	25,063	27,791

Total Direct Costs of Rental Operations	29,087	31,563	87,913	87,457
Costs of Sales	14,779	18,298	30,251	35,763

Total Costs of Revenues	43,866	49,861	118,164	123,220

Gross Profit	31,634	36,454	90,965	102,463
Selling and Administrative Expenses	14,300	14,903	45,342	42,677

Income from Operations	17,334	21,551	45,623	59,786
Interest Expense	1,687	2,525	5,523	7,283

Income Before Provision for Income Taxes	15,647	19,026	40,100	52,503
Provision for Income Taxes	6,118	7,458	15,679	20,581

Net Income	$9,529	11,568	$24,421	$31,922

Earnings Per Share:
Basic	$0.40	$0.49	$1.03	$1.34
Diluted	$0.40	$0.48	$1.02	$1.33
Shares Used in Per Share Calculation:
Basic	23,752	23,663	23,735	23,761
Diluted	23,876	23,996	23,844	23,997

Cash Dividends Declared Per Share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	September 30, 2009	December 31, 2008
ASSETS
Cash	$283	$1,325
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2009 and $1,400 in 2008	77,649	86,011
Income Taxes Receivable	1,987	7,927

Rental Equipment, at cost:
Relocatable Modular Buildings	502,643	503,678
Electronic Test Equipment	245,972	255,778
Liquid and Solid Containment Tanks and Boxes	73,008	46,288

	821,623	805,744
Less Accumulated Depreciation	(274,261)	(253,506)

Rental Equipment, net	547,362	552,238

Property, Plant and Equipment, net	74,562	76,763
Prepaid Expenses and Other Assets	14,801	18,633
Intangible Assets, net	13,556	14,136
Goodwill	27,661	27,464

Total Assets	$757,861	$784,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$261,500	$305,500
Accounts Payable and Accrued Liabilities	47,656	55,471
Deferred Income	27,399	28,055
Deferred Income Taxes, net	159,202	145,590

Total Liabilities	495,757	534,616

Shareholders’ Equity:
Common Stock, no par value — Authorized — 40,000 shares Issued and Outstanding — 23,764 shares in 2009 and 23,709 shares in 2008	49,227	45,754
Retained Earnings	212,877	204,127

Total Shareholders’ Equity	262,104	249,881

Total Liabilities and Shareholders’ Equity	$757,861	$784,497

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,421	$31,922
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47,611	44,143
Provision for Doubtful Accounts	1,099	1,428
Non-Cash Stock-Based Compensation	2,709	2,831
Gain on Sale of Rental Equipment	(8,024)	(8,790)
Change In:
Accounts Receivable	7,263	(10,284)
Income Taxes Receivable	5,940	—
Prepaid Expenses and Other Assets	3,692	(3,693)
Accounts Payable and Accrued Liabilities	(8,130)	2,305
Deferred Income	(656)	4,765
Deferred Income Taxes	13,612	16,644

Net Cash Provided by Operating Activities	89,537	81,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to Acquisition of Adler Tanks	(1,488)	—
Purchase of Rental Equipment	(51,375)	(82,557)
Purchase of Property, Plant and Equipment	(1,365)	(12,723)
Proceeds from Sale of Rental Equipment	22,066	21,541

Net Cash Used in Investing Activities	(32,162)	(73,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	(32,000)	36,621
Principal Payments on Senior Notes	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	711	894
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	58	526
Repurchase of Common Stock	—	(24,418)
Payment of Dividends	(15,186)	(13,835)

Net Cash Used in Financing Activities	(58,417)	(12,212)

Net Decrease in Cash	(1,042)	(4,680)
Cash Balance, beginning of period	1,325	5,090

Cash Balance, end of period	$283	$410

Interest Paid, during the period	$5,554	$6,927

Income Taxes Paid, during the period	$2,016	$3,412

Dividends Declared, not yet paid	$5,228	$4,734

Rental Equipment Acquisitions, not yet paid	$8,545	$5,833

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the nine months ended September 30, 2009 and 2008 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the nine months ended September 30, 2009 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative United States generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the Codification all existing non-SEC accounting and reporting standards were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force abstracts. Instead, it will issue accounting standard updates which will serve to update the Codification, provide background information about guidance and provide the basis for conclusion on the changes to the Codification. Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in the Company’s notes to condensed consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB set forth certain requirements to improve financial reporting by enterprises involved with variable interest entities. These requirements, as codified in ASC 810, include the performance of a qualitative analysis to determine whether an entity’s variable interest gives it controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefit from the entity that could potentially be significant to the VIE. It also requires ongoing reassessments of the primary beneficiary of a VIE. This update is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the potential impact of adoption on the Company’s condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted an accounting standard update regarding subsequent events. As codified in ASC 855, this updated guidance establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary were included in the Codification under ASC 810. Principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination were included in the Codification under ASC 805. This new accounting guidance became effective for the Company on January 1, 2009 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset. The adoption did not have any significant impact on the Company’s condensed consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2009 and 2008 was 123,472 and 333,444 shares, respectively, and for the nine months ended September 30, 2009 and 2008 was 109,153 and 236,643 shares, respectively. For the three months ended September 30, 2009 and 2008, stock options to purchase 2,439,869 and 1,048,000 shares, respectively, and for the nine months ended September 30, 2009 and 2008, stock options to purchase 2,456,269 and 1,089,000 shares, respectively of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the related periods and the effect would have been anti-dilutive.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. These repurchases occurred during the three months ended March 31, 2008. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the three and nine months ended September 30, 2009. As of September 30, 2009, 2,000,000 shares remain authorized for repurchase.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company purchased liquid and solid containment tanks totaling $2.3 million and $10.5 million, during the three and nine months ended September 30, 2009, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.2 million and $0.5 million in the three and nine months ended September 30, 2009, respectively. Amounts due to related parties at September 30, 2009 totaled $0.1 million.

NOTE 5. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all events or transactions that occurred after September 30, 2009 through November 5, 2009, the date these condensed consolidated financial statements were issued. During this period the Company did not have any material subsequent events that require disclosure in these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE 6. SEGMENT REPORTING

ASC 280, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with ASC 280, the Company’s four reportable segments are (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Note 1 – Organization and Business, and the accounting policies of the segments are described in Note 2 – Significant Accounting Policies in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, income from operations and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are recorded separately from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2009 and 2008 for the Company’s reportable segments is shown in the following table:

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(dollar amounts in thousands)

Nine Months Ended September 30,	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated

2009
Rental Revenues	$70,867	$55,769	$12,717	$—	$139,353
Rental Related Services Revenues	20,393	1,498	4,567	—	26,458
Sales and Other Revenues	21,400	16,034	78	5,806	43,318
Total Revenues	112,660	73,301	17,362	5,806	209,129
Depreciation of Rental Equipment	10,264	30,622	2,336	—	43,222
Gross Profit	57,323	22,909	9,786	947	90,965
Selling and Administrative Expenses	20,994	16,124	6,266	1,958	45,342
Income (Loss) from Operations	36,329	6,785	3,520	(1,011)	45,623
Interest Expense (Income) Allocation	3,272	1,734	666	(149)	5,523
Income (Loss) before Provision for Income Taxes	33,057	5,051	2,854	(862)	40,100
Rental Equipment Acquisitions	9,539	16,346	26,746	—	52,631
Accounts Receivable, net (period end)	48,603	20,816	6,117	2,113	77,649
Rental Equipment, at cost (period end)	502,643	245,972	73,008	—	821,623
Rental Equipment, net book value (period end)	368,971	108,190	70,201	—	547,362
Utilization (period end) [2]	69.5%	61.8%	65.6%
Average Utilization [2]	74.8%	60.6%	60.4%

2008
Rental Revenues	$77,317	$69,788	$—	$—	$147,105
Rental Related Services Revenues	22,691	1,495	—	—	24,186
Sales and Other Revenues	20,948	19,812	—	13,632	54,392
Total Revenues	120,956	91,095	—	13,632	225,683
Depreciation of Rental Equipment	9,876	32,234	—	—	42,110
Gross Profit	60,510	37,384	—	4,569	102,463
Selling and Administrative Expenses	21,779	18,604	—	2,294	42,677
Income from Operations	38,731	18,780	—	2,275	59,786
Interest Expense (Income) Allocation	4,935	2,690	—	(342)	7,283
Income before Provision for Income Taxes	33,796	16,090	—	2,617	52,503
Rental Equipment Acquisitions	30,810	50,178	—	—	80,988
Accounts Receivable, net (period end)	49,551	23,288	—	3,078	75,917
Rental Equipment, at cost (period end)	498,164	262,853	—	—	761,017
Rental Equipment, net book value (period end)	373,702	138,439	—	—	512,141
Utilization (period end) [2]	80.8%	68.0%	—
Average Utilization [2]	81.8%	68.8%	—

1.	Gross Enviroplex sales revenues were $6,489 and $15,732 for the nine months ended September 30, 2009 and 2008, respectively, which includes inter-segment sales to Mobile Modular of $683 and $2,100, respectively, which are eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2009 and 2008. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include but are not limited to, those set forth under this Item, those discussed in Part II – Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 25, 2009 (the “2008 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I – Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2008 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to confirm such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation, its modular building rental division (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the nine months ended September 30, 2009, Mobile Modular, TRS-RenTelco and Enviroplex contributed 82%, 13%, and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 64%, 31% and 5% for the same period in 2008. In the nine months ended September 30, 2009, Adler Tanks’ contribution to the Company’s pretax income was 7%. Adler Tanks was acquired on December 11, 2008 and had no contribution to pretax income of the Company for the nine months ended September 30, 2008. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s modular revenues are primarily affected by demand for classrooms which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2008 Annual Report and “Item 1A. Risk Factors – A significant reduction of, or delay in, funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability”, in Part II – Other Information section of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 79% and 76% of consolidated revenues in the nine months ended September 30, 2009 and 2008, respectively. Of the total rental operations revenues for the nine months ended September 30, 2009, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 55%, 35% and 10%, respectively. Of the total rental operations revenues for the nine months ended September 30, 2008, Mobile Modular and TRS-RenTelco comprised 58% and 42%, respectively. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell new or previously rented modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the nine months ended September 30, 2009, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 21%, of the Company’s consolidated revenues. For the nine months ended September 30, 2008, sales and other revenues of modular and electronic test equipment comprised approximately 24% of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2009 and 2008, Mobile Modular and Enviroplex comprised 63% and 64%, respectively, and TRS-RenTelco comprised 37% and 36%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2009 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Net Income	$9,529	$11,568	$24,421	$31,922	$33,702	$44,042
Minority Interest in Loss of Subsidiary	—	—	—	—	—	(13)
Provision for Income Taxes	6,118	7,458	15,679	20,581	21,595	28,503
Interest	1,687	2,525	5,523	7,283	8,216	9,887

Income from Operations	17,334	21,551	45,623	59,786	63,513	82,419
Depreciation and Amortization	15,571	15,395	47,611	44,143	63,884	58,212
Non-Cash Stock-Based Compensation	756	912	2,709	2,831	3,645	3,709

Adjusted EBITDA [1]	$33,661	$37,858	$95,943	$106,760	$131,042	$144,340

Adjusted EBITDA Margin [2]	45%	44%	46%	47%	46%	49%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Adjusted EBITDA [1]	$33,661	$37,858	$95,943	$106,760	$131,042	$144,340
Interest Paid	(1,284)	(1,868)	(5,554)	(6,927)	(8,700)	(10,273)
Income Taxes Paid	(6,419)	(997)	(2,016)	(3,412)	(3,185)	(8,422)
Gain on Sale of Rental Equipment	(2,822)	(3,966)	(8,024)	(8,790)	(10,419)	(11,574)
Change in certain assets and liabilities:
Accounts Receivable, net	(10,893)	(7,200)	8,362	(8,856)	3,877	3,114
Income Taxes Receivable	5,940	—	5,940	—	5,940	—
Prepaid Expenses and Other Assets	3,064	(1,587)	3,692	(3,693)	4,910	(2,415)
Accounts Payable and Other Liabilities	(4,420)	3,983	(8,150)	1,424	(10,153)	4,805
Deferred Income	7,044	9,691	(656)	4,765	(6,314)	2,399

Net Cash Provided by Operating Activities	$23,871	$35,914	$89,537	$81,271	$106,998	$121,974

1	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the line of credit and the senior notes. At September 30, 2009 the actual ratio for the line of credit and the senior notes was 3.41 to 1.00 and 3.59 to 1.00, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00. At September 30, 2009 the actual ratio for the line of credit and the senior note was 1.95 to 1.00.

At September 30, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

On September 29, 2009, the Company announced that the board of directors declared a quarterly cash dividend of $0.22 per common share for the quarter ended September 30, 2009, an increase of 10% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2009 Compared to

Three Months Ended September 30, 2008

Overview

Consolidated revenues for the three months ended September 30, 2009 decreased 13% to $75.5 million, from $86.3 million for the same period in 2008. Consolidated net income for the three months ended September 30, 2009 decreased $2.0 million, or 18%, to $9.5 million from $11.6 million for the same period in 2008. Earnings per diluted share decreased 17% to $0.40 for the three months ended September 30, 2009 compared to $0.48 for the same period in 2008.

For the three months ended September 30, 2009, on a consolidated basis:

•

Gross profit decreased $4.8 million, or 13%, to $31.6 million, with gross profit of TRS-RenTelco decreasing $5.0 million, or 38%, primarily due to lower gross profit on rental and sales revenues and Mobile Modular gross profit decreasing $2.4 million, or 11%, primarily due to lower gross profit on rental, rental related services and sales revenues. Enviroplex gross profit decreased $1.2 million primarily due to $2.1 million lower sales revenues. Adler Tanks gross profit was $3.8 million in 2009.

•

Selling and administrative expenses decreased 4% to $14.3 million from $14.9 million in the same period in 2008, primarily due to lower personnel costs and lower bad debt expense, partly offset by the selling and administrative expenses of Adler Tanks not present in 2008 and higher depreciation expense.

•	Interest expense decreased $0.8 million, or 33% to $1.7 million due to 43% lower net average interest rates (2.5% compared to 4.4% in 2008) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 71% and 18%, respectively, compared to 62% and 31%, respectively, for the comparable 2008 period. Pre–tax income contribution by Adler Tanks was 8% in 2009. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to 3% in 2009 from 7% in 2008.

•

Adjusted EBITDA decreased $4.2 million, or 11%, to $33.7 million compared to $37.9 million in 2008, with Mobile Modular, TRS-RenTelco and Enviroplex decreasing $1.2 million, $5.0 million and $0.8 million, respectively. Adler Tanks’ Adjusted EBITDA was $2.8 million in 2009.

Mobile Modular

For the three months ended September 30, 2009, Mobile Modular’s total revenues decreased $7.8 million to $40.0 million compared to the same period in 2008, primarily due to lower rental, rental related services and sales revenues during the quarter. The revenue decrease, partly offset by higher gross margin on rental operations and sales revenues, lower selling and administrative expenses and lower interest expense, resulted in a decrease in pre-tax income of $0.7 million, or 6%, to $11.1 million for the three months ended September 30, 2009, from $11.8 million for the same period in 2008.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months ended 9/30/09 compared to Three Months Ended 9/30/08 (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$22,478	$26,125	$(3,647)	-14%
Rental Related Services	6,860	8,761	(1,901)	-22%

Rental Operations	29,338	34,886	(5,548)	-16%
Sales	10,471	12,782	(2,311)	-18%
Other	144	129	15	12%

Total Revenues	$39,953	$47,797	$(7,844)	-16%

Gross Profit
Rental	$13,974	$15,706	$(1,732)	-11%
Rental Related Services	2,135	2,474	(339)	-14%

Rental Operations	16,109	18,180	(2,071)	-11%
Sales	2,565	2,925	(360)	-12%
Other	144	129	15	12%

Total Gross Profit	18,818	21,234	(2,416)	-11%
Selling and Administrative Expenses	6,733	7,715	(982)	-13%

Income from Operations	12,085	13,519	(1,434)	-11%
Interest Expense Allocation	998	1,715	(717)	-42%

Pre-tax Income	$11,087	$11,804	$(717)	-6%

Other Information
Depreciation of Rental Equipment	$3,422	$3,388	$34	1%
Average Rental Equipment [1]	$477,175	$465,965	$11,210	2%
Average Rental Equipment on Rent [1]	$339,317	$377,969	$(38,652)	-10%
Average Monthly Total Yield [2]	1.57%	1.87%		-16%
Average Utilization [3]	71.1%	81.1%		-12%
Average Monthly Rental Rate [4]	2.21%	2.30%		-4%
Period End Rental Equipment [1]	$480,053	$473,336	$6,717	1%
Period End Utilization [3]	69.5%	80.8%		-14%
Period End Units [1]	27,927	27,344	583	2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Units includes modular building floors and portable storage containers and excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2009 decreased 11% to $18.8 million from $21.2 million for the same period in 2008. For the three months ended September 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $3.6 million, or 14%, over 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 4% lower average monthly rental rates and a 10% decrease in average rental equipment on rent in 2009 as compared to 2008. As a percentage of rental revenues, depreciation was 15% and 13% in 2009 and 2008, respectively, and other direct costs decreased to 23% in 2009 from 27% in 2008, which resulted in gross margin percentages of 62% in 2009 compared to 60% in 2008. The lower rental revenues, partly offset by higher rental margins resulted in gross profit on rental revenues decreasing $1.7 million, or 11%, to $14.0 million in 2009.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.9 million, or 22%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term, lower revenues from services rendered during the lease and lower repair revenues during 2009 as compared to 2008. The lower revenues, partly offset by higher gross margin percentage of 31% in 2009 compared to 28% in 2008, resulted in rental related services gross profit decreasing 14%, to $2.1 million from $2.5 million in 2008.

•

Gross Profit on Sales – Sales revenues decreased $2.3 million, or 18%, compared to 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues, partly offset by a higher gross margin percentage of 25% in 2009 compared with 23% in 2008, resulted in gross profit on sales decreasing 12% in 2009.

For the three months ended September 30, 2009, selling and administrative expenses decreased 13% to $6.7 million, as lower personnel and marketing costs were partly offset by higher depreciation expense.

TRS-RenTelco

For the three months ended September 30, 2009, TRS-RenTelco’s total revenues decreased $7.5 million, or 24%, to $23.8 million compared to the same period in 2008, due to lower rental and sales revenues. Pre-tax income decreased 51% to $2.9 million for the three months ended September 30, 2009 from $5.9 million for the same period of 2008, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses and lower interest expense.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/09 compared to Three Months Ended 9/30/08 (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$18,468	$23,898	$(5,430)	-23%
Rental Related Services	601	593	8	1%

Rental Operations	19,069	24,491	(5,422)	-22%
Sales	4,361	6,402	(2,041)	-32%
Other	415	465	(50)	-11%

Total Revenues	$23,845	$31,358	$(7,513)	-24%

Gross Profit
Rental	$5,960	$9,559	$(3,599)	-38%
Rental Related Services	123	75	48	64%

Rental Operations	6,083	9,634	(3,551)	-37%
Sales	1,594	2,989	(1,395)	-47%
Other	415	465	(50)	-11%

Total Gross Profit	8,092	13,088	(4,996)	-38%
Selling and Administrative Expenses	4,708	6,274	(1,566)	-25%

Income from Operations	3,384	6,814	(3,430)	-50%
Interest Expense Allocation	519	944	(425)	-45%

Pre-tax Income	$2,865	$5,870	$(3,005)	-51%

Other Information
Depreciation of Rental Equipment	$9,816	$11,260	$(1,444)	-13%

Average Rental Equipment [1]	$246,927	$257,874	$(10,947)	-4%
Average Rental Equipment on Rent [1]	$149,073	$176,847	$(27,774)	-16%
Average Monthly Total Yield [2]	2.49%	3.09%		-19%
Average Utilization [3]	60.4%	68.6%		-12%
Average Monthly Rental Rate [4]	4.13%	4.50%		-8%

Period End Rental Equipment [1]	$245,999	$262,054	$(16,055)	-6%
Period End Utilization [3]	61.8%	68.0%		-9%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2009 decreased 38% to $8.1 million from $13.1 million for the same period in 2008. For the three months ended September 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $5.4 million, or 23%, as compared to 2008, with depreciation expense decreasing $1.4 million, or 13%, resulting in decreased gross profit on rental revenues of $3.6 million, or 38%, to $6.0 million as compared to 2008. The rental revenues decrease was due to 8% lower average monthly rental rates and 16% lower rental equipment on rent in 2009 as compared to 2008. The utilization decrease was due to lower average rental equipment on rent due to higher equipment returns and weaker market demand. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of equipment acquired in the 2004 TRS acquisition having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues decreased 32% to $4.4 million in 2009, as compared to $6.4 million in 2008 due to lower new and used equipment sales. Gross margin percentage was 37% in 2009, compared to 47% in 2008, primarily due to lower gross margin on new and used equipment sales resulting in gross profit on sales decreasing $1.4 million to $1.6 million from $3.0 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2009, selling and administrative expenses decreased $1.6 million, or 25%, to $4.7 million from $6.3 million in the same period in 2008, primarily due to lower personnel costs and lower bad debt expense.

Adler Tanks

For the three months ended September 30, 2009, Adler Tanks reported pre-tax income of $1.3 million, which resulted from rental revenues of $5.0 million, with gross profit on rental revenues of $3.4 million. Selling and administrative expenses were $2.3 million in 2009.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Three Months Ended 9/30/09 (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$4,952	$—	$4,952	nm
Rental Related Services	1,698	—	1,698	nm

Rental Operations	6,650	—	6,650	nm
Sales	—	—	—	nm
Other	9	—	9	nm

Total Revenues	$6,659	$—	$6,659	nm

Gross Profit
Rental	$3,365	$—	$3,365	nm
Rental Related Services	413	—	413	nm

Rental Operations	3,778	—	3,778	nm
Sales	—	—	—	nm
Other	9	—	9	nm

Total Gross Profit	3,787	—	3,787	nm
Selling and Administrative Expenses	2,282	—	2,282	nm

Income from Operations	1,505	—	1,505	nm
Interest Expense Allocation	219	—	219	nm

Pre-tax Income	$1,286	$—	$1,286	nm

Other Information
Depreciation of Rental Equipment	$875	$—	$875	nm

Average Rental Equipment [1]	$62,933	$—	$62,933	nm
Average Rental Equipment on Rent [1]	$38,660	$—	$38,660	nm
Average Monthly Total Yield [2]	2.62%	—
Average Utilization [3]	61.4%	—
Average Monthly Rental Rate [4]	4.27%	—

Period End Rental Equipment [1]	$67,121	$—	$67,121	nm
Period End Utilization [3]	65.6%	—

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Nine Months Ended September 30, 2009 Compared to

Nine Months Ended September 30, 2008

Overview

Consolidated revenues for the nine months ended September 30, 2009 decreased 7%, to $209.1 million from $225.7 million for the same period in 2008. Consolidated net income for the nine months ended September 30, 2009 decreased $7.5 million, or 23% to $24.4 million from $31.9 million for the same period in 2008. Earnings per diluted share decreased 23% to $1.02 for the nine months ended September 30, 2009 compared to $1.33 for the same period in 2008.

For the nine months ended September 30, 2009, on a consolidated basis:

•

Gross profit decreased $11.5 million, or 11%, to $91.0 million, with gross profit of TRS-RenTelco decreasing $14.5 million, or 39%, due to lower gross profit on rental and sales revenues. Mobile Modular gross profit decreased $3.2 million, or 5% as lower gross profit on rental and rental related services revenues were partly offset by higher gross profit on sales revenues. Enviroplex gross profit decreased $3.6 million primarily due to $7.8 million lower sales revenues. Adler Tanks gross profit was $9.8 million in 2009.

•

Selling and administrative expenses increased 6% to $45.3 million from $42.7 million for the same period in 2008, primarily due to selling and administrative expenses of Adler Tanks not present in 2008 and higher depreciation expense, partly offset by lower personnel costs at Mobile Modular and TRS-RenTelco.

•

Interest expense decreased $1.8 million, or 24% to $5.5 million, primarily due to 42% lower average interest rates (2.6% in 2009 compared to 4.4% in 2008) partly offset by higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 82% and 13%, respectively, compared to 64% and 31%, respectively, for the comparable 2008 period. Pre-tax income contribution by Adler Tanks was 7% in 2009. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to negative 2% in 2009 from 5% in 2008.

•

Adjusted EBITDA decreased $10.8 million, or 10%, to $95.9 million compared to $106.8 million in 2008, with TRS-RenTelco decreasing $13.7 million, Mobile Modular decreasing $1.1 million and Enviroplex decreasing $3.3 million. Adler Tanks’ adjusted EBITDA was $7.3 million in 2009.

Mobile Modular

For the nine months ended September 30, 2009, Mobile Modular’s total revenues decreased $8.3 million, or 7%, to $112.7 million compared to the same period in 2008, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues during the period. The revenue decrease, partly offset by higher gross margin on rental and sales revenues, lower selling and administrative expenses and lower interest expense, resulted in a decrease in pre-tax income of $0.7 million, or 2%, to $33.1 million for the nine months ended September 30, 2009, from $33.8 million for the same period in 2008.

The following table summarizes nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

Mobile Modular – Nine Months Ended 9/30/09 compared to Nine Months Ended 9/30/08 (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$70,867	$77,317	$(6,450)	-8%
Rental Related Services	20,393	22,691	(2,298)	-10%

Rental Operations	91,260	100,008	(8,748)	-9%
Sales	20,951	20,515	436	2%
Other	449	433	16	4%

Total Revenues	$112,660	$120,956	$(8,296)	-7%

Gross Profit
Rental	$45,769	$48,382	$(2,613)	-5%
Rental Related Services	5,537	6,513	(976)	-15%

Rental Operations	51,306	54,895	(3,589)	-7%
Sales	5,568	5,182	386	7%
Other	449	433	16	4%

Total Gross Profit	57,323	60,510	(3,187)	-5%
Selling and Administrative Expenses	20,994	21,779	(785)	-4%

Income from Operations	36,329	38,731	(2,402)	-6%
Interest Expense Allocation	3,272	4,935	(1,663)	-34%

Pre-tax Income	$33,057	$33,796	$(739)	-2%

Other Information
Depreciation of Rental Equipment	$10,264	$9,876	$388	4%

Average Rental Equipment [1]	$476,997	$457,707	$19,290	4%
Average Rental Equipment on Rent [1]	$356,804	$374,465	$(17,661)	-5%

Average Monthly Total Yield [2]	1.65%	1.88%		-12%
Average Utilization [3]	74.8%	81.8%		-9%
Average Monthly Rental Rate [4]	2.21%	2.29%		-3%

Period End Rental Equipment [1]	$480,053	$473,336	$6,717	1%
Period End Utilization [3]	69.5%	80.8%		-14%
Period End Units [1]	27,927	27,344	583	2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment. Period End Units excludes new equipment inventory.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2009 decreased $3.2 million, to $57.3 million from $60.5 million for the same period in 2008. For the nine months ended September 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $6.5 million, or 8%, over 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 3% lower average monthly rental rates and 5% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 14% in 2009 and 13% in 2008 and other direct costs were 21% in 2009 compared to 24% in 2008, which resulted in gross margin percentage of 65% in 2009 and 63% in 2008. The lower rental revenues, partly offset by higher rental margins, resulted in gross profit on rental revenues decreasing $2.6 million, or 5%, to $45.8 million from $48.4 million in 2008.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $2.3 million, or 10%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term, lower revenues from services rendered during the lease, partly offset by higher repair revenues during 2009 as compared to 2008. The lower revenues combined with lower gross margin percentage of 27% in 2009 compared to 29% in 2008, resulted in rental related services gross profit decreasing 15%, to $5.5 million from $6.5 million in 2008.

•

Gross Profit on Sales – Sales revenues increased $0.4 million, or 2%, compared to 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Higher sales revenues combined with higher gross margin percentage of 27% in 2009 compared with 25% in 2008, resulted in sales gross profit increasing 7%, to $5.6 million from $5.2 million in 2008.

For the nine months ended September 30, 2009, selling and administrative expenses decreased $0.8 million, or 4%, to $21.0 million from $21.8 million in the same period in 2008, primarily due to lower personnel costs partly offset by increased depreciation expense.

TRS-RenTelco

For the nine months ended September 30, 2009, TRS-RenTelco’s total revenues decreased $17.8 million, or 20%, to $73.3 million compared to the same period in 2008, due to lower rental and sales revenues. Pre-tax income decreased $11.0 million to $5.1 million for the nine months ended September 30, 2009 from $16.1 million for the same period in 2008, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses and lower interest expense.

The following table summarizes nine months results for each revenue and gross profit category, pre-tax income, and other selected data.

TRS-RenTelco – Nine Months Ended 9/30/09 compared to Nine Months Ended 9/30/08 (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$55,769	$69,788	$(14,019)	-20%
Rental Related Services	1,498	1,495	3	0%

Rental Operations	57,267	71,283	(14,016)	-20%
Sales	14,599	18,371	(3,772)	-21%
Other	1,435	1,441	(6)	0%

Total Revenues	$73,301	$91,095	$(17,794)	-20%

Gross Profit
Rental	$16,783	$28,822	$(12,039)	-42%
Rental Related Services	64	117	(53)	-45%

Rental Operations	16,847	28,939	(12,092)	-42%
Sales	4,627	7,004	(2,377)	-34%
Other	1,435	1,441	(6)	0%

Total Gross Profit	22,909	37,384	(14,475)	-39%
Selling and Administrative Expenses	16,124	18,604	(2,480)	-13%

Income from Operations	6,785	18,780	(11,995)	-64%
Interest Expense Allocation	1,734	2,690	(956)	-36%

Pre-tax Income	$5,051	$16,090	$(11,039)	-69%

Other Information
Depreciation of Rental Equipment	$30,622	$32,234	$(1,612)	-5%

Average Rental Equipment [1]	$249,797	$247,178	$2,619	1%
Average Rental Equipment on Rent [1]	$151,489	$170,161	$(18,672)	-11%

Average Monthly Total Yield [2]	2.48%	3.14%		-21%
Average Utilization [3]	60.6%	68.8%		-12%
Average Monthly Rental Rate [4]	4.09%	4.56%		-10%

Period End Rental Equipment [1]	$245,999	$262,054	$(16,055)	-6%
Period End Utilization [3]	61.8%	68.0%		-9%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2009 decreased $14.5 million, or 39%, to $22.9 million from $37.4 million for the same period in 2008. For the nine months ended September 30, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues – Rental revenues decreased $14.0 million, or 20%, as compared to 2008, resulting in decreased gross profit on rental revenues of $12.0 million, or 42%, to $16.8 million as compared to the same period in 2008. The rental revenues decrease was due to 10% lower average monthly rental rates and 11% lower average rental equipment on rent as compared to 2008. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales – Sales revenues decreased 21% to $14.6 million in 2009 as compared to $18.4 million in 2008. Gross margin percentage was 32% in 2009, compared to 38% in 2008, primarily due to lower gross margin on new and used equipment sales resulting in gross profit on sales decreasing $2.4 million, or 34%, to $4.6 million from $7.0 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2009, selling and administrative expenses decreased 13%, to $16.1 million from $18.6 million in the same period in 2008 due to lower personnel costs and lower marketing expense.

Adler Tanks

For the nine months ended September 30, 2009, Adler Tanks reported pre-tax income of $2.9 million, which resulted from rental revenues of $12.7 million, with gross profit on rental revenues of $8.5 million. Sales revenues in the nine months ended September 30, 2009 were $0.1 million. Selling and administrative expenses were $6.3 million in 2009.

The following table summarizes nine months results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/09 (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$12,717	$—	$12,717	nm
Rental Related Services	4,567	—	4,567	nm

Rental Operations	17,284	—	17,284	nm
Sales	54	—	54	nm
Other	24	—	24	nm

Total Revenues	$17,362	$—	$17,362	nm

Gross Profit
Rental	$8,516	$—	$8,516	nm
Rental Related Services	1,229	—	1,229	nm

Rental Operations	9,745	—	9,745	nm
Sales	17	—	17	nm
Other	24	—	24	nm

Total Gross Profit	9,786	—	9,786	nm
Selling and Administrative Expenses	6,266	—	6,266	nm

Income from Operations	3,520	—	3,520	nm
Interest Expense Allocation	666	—	666	nm

Pre-tax Income	$2,854	$—	$2,854	nm

Other Information
Depreciation of Rental Equipment	$2,336	$—	$2,336	nm

Average Rental Equipment [1]	$55,255	$—	$55,255	nm
Average Rental Equipment on Rent [1]	$33,382	$—	$33,382	nm
Average Monthly Total Yield [2]	2.56%	—
Average Utilization [3]	60.4%	—
Average Monthly Rental Rate [4]	4.23%	—

Period End Rental Equipment [1]	$67,121	$—	$67,121	nm
Period End Utilization [3]	65.6%	—

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period nm = not meaningful

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Cash flows for the Company for the nine months ended September 30, 2009 compared to the same period in 2008 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $89.5 million, an increase of 10% in 2009 as compared to $81.3 million in 2008. The $8.2 million increase in net cash provided by operating activities was primarily attributable to reduced accounts receivable and income taxes receivable and other balance sheet changes, partly offset by lower income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $32.2 million in 2009 compared to $73.7 million in 2008. The $41.6 million decrease was primarily due to $31.2 million lower purchases of rental equipment of $51.4 million in 2009 compared to $82.6 million in 2008 and $11.4 million lower purchases of property, plant and equipment in 2009.

Cash Flows from Financing Activities: Net cash used in financing activities was $58.4 million in 2009, compared to $12.2 million in 2008. The $46.2 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit, partly offset by the $24.4 million repurchase of common stock in 2008 that did not recur in 2009.

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

In June 2008, the Company entered into a Credit Facility Letter Agreement with Union Bank, N.A. and a Credit Line Note in favor of Union Bank, N.A., extending its $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services.

At September 30, 2009, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $237.5 million was outstanding and had capacity to borrow up to an additional $117.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At September 30, 2009 the actual ratio was 3.41 to 1.00.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At September 30, 2009 the actual ratio was 2.68 to 1.00.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At September 30, 2009 the actual ratio was 1.95 to 1.00.

At September 30, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the third payment made on June 2, 2009 which reduced the principal balance to $24.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At September 30, 2009 the actual ratio was 3.51 to 1.00.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00. At September 30, 2009 the actual ratio was 1.95 to 1.00.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At September 30, 2009, such sum was $249.6 million and the actual tangible net worth of the Company was $260.3 million.

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

At September 30, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, large block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. During the nine months ended September 30, 2008, the Company repurchased 968,746 shares of common stock for an aggregate repurchase price of $21.9 million, or an average price of $22.61 per share. These repurchases occurred during the three months ended March 31, 2008. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the three and nine months ended September 30, 2009. As of September 30, 2009, 2,000,000 shares remain authorized for repurchase.

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

We had no material off-balance sheet arrangements as of September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2008 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Management’s evaluation excluded the business of Adler Tanks, which business was acquired pursuant to an asset purchase transaction which was closed in December 2008. Adler Tanks is a wholly-owned subsidiary of the Company whose total assets and total net revenues represented less than 16% of consolidated total assets and less than 9% of consolidated net revenues, respectively, of the Company as of and for the nine month period ended September 30, 2009. Companies are allowed to exclude acquisitions from their evaluation of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	costs associated with the launching or integration of new or acquired businesses;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	the volume, timing and mix of maintenance and repair work on our rental equipment;

•	our equipment mix, availability, utilization, and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete, or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in, and application of, accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.6 million per year for each 1% increase in the average interest rate we pay, based on the $261.5 million balance of variable rate debt outstanding at September 30, 2009. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

The state of California is our largest market for classroom rentals. The strength of this market depends heavily on public funding from voter passage of both state and local facility bond measures, and the ability of the state to sell such bonds in the public market. A lack of passage of state and local facility bond measures, or the inability to sell bonds in the public markets could reduce our revenues and operating income, and consequently have a material adverse effect on the Company’s financial condition.

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

As of September 30, 2009, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Market risk, commodity price volatility and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our product resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand for renting Adler Tank’s products. In addition, the recession in the U.S. may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

Seasonality of the liquid and solid storage and containment rental industry may impact quarterly results.

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, a company’s project. The impact of these delays may be to decrease the number of tanks, or boxes, on rent until companies are able to resume their projects when weather improves. These seasonal factors may impact quarterly results in each year’s first and fourth quarter.

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

Dividends

On September 29, 2009 the Company declared a quarterly dividend on its common stock; the dividend was $0.22 per share. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

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

Date: November 5, 2009	MCGRATH RENTCORP

	By:	/s/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer