Form 10-K
period 2009-12-31
MCGRATH RENTCORP
filed 2010-02-26
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009                        Commission file number 0-13292

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Aggregate market value of voting stock, held by nonaffiliates of the registrant as of June 30, 2009: $418,787,044.

As of February 26, 2010, 23,795,411 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its Annual Shareholders’ Meeting to be held June 8, 2010 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year, is incorporated by reference into Part III, Items 10, 11, 12, and 13.

Exhibit index appears on page 83

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

Management cautions that forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties as set forth under “Risk Factors” in this form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

The Company is a diversified business to business rental company with three rental divisions: relocatable modular buildings, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation, its modular building rental division, (“Mobile Modular”); (2) TRS-RenTelco, its electronic test equipment rental division; (3) Adler Tank Rentals, LLC, its wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) Enviroplex, Inc., its wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).

In 2008, the Company began operations in three new areas: (1) the portable storage business under the name Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California, Southern California, Texas and Florida; (2) the environmental test equipment rental business under TRS-Environmental, offering a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase; and (3) the liquid and solid containment tanks and boxes rental business through the acquisition of Adler Tank Rentals, LLC on December 11, 2008. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 1% of the Company’s 2009 total revenues. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 1% of the Company’s 2009 total revenues.

No single customer has accounted for more than 10% of the Company’s total revenues generated in any given year. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets in any given year.

Business Model

The Company invests capital in rental products and generally has recovered its original investment through rents less operating expenses in a relatively short period of time compared to the product’s rental life. When the Company’s rental products are sold, the proceeds generally have covered a high percentage of the original investment. With these characteristics, a significant base of rental assets on rent generate a considerable amount of operating cash flows to support continued rental asset growth. The Company’s rental products have the following dynamics:

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

•

All rental products have long useful lives relative to the typical rental term with modulars having an estimated life of eighteen years compared to the typical committed term of twelve to twenty-four months, electronic test equipment having an estimated life range of one to eight years depending on the type of product compared to a typical rental term of one to six months and liquid and solid containment tanks and boxes having an estimated life of twenty years compared to typical rental terms of one to six months.

•

Typically, we believe short-term rental rates recover the Company’s original investment quickly, with modulars in approximately five years and in approximately three years for electronic test equipment and liquid and solid containment tanks and boxes, based on the respective product’s annual yield, or average cost of rental inventory divided by the annual rental revenues.

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

Employees

As of December 31, 2009, the Company had 590 employees, of whom 49 were primarily administrative and executive personnel, with 283, 141, 56 and 61 in the operations of Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

We make the Company’s Securities and Exchange Commission (“SEC”) filings available, free of charge, at our website www.mgrc.com. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Information included on our web site is not incorporated by reference to this Report. Furthermore, all reports the Company files with the SEC are available, free of charge, through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

We also have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained free of charge at our website www.mgrc.com.

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities and for a variety of other purposes and office space and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular units. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Units are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2009, Mobile Modular purchased 23% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from two regional sales and inventory centers in California, one in Texas, and one in Florida, serving large geographic areas in these states, and sales offices serving the North Carolina, Georgia, Maryland, Virginia and Washington, DC regions. The California, Texas and Florida operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. Mobile Modular believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 12 years old with sale proceeds above its net book value.

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

Market

Management estimates the business of renting relocatable modular buildings is an industry that today has equipment on rent or available for rent in the United States with an aggregate original cost of over $4.0 billion. Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, North Carolina, Georgia, Maryland, Virginia and Washington, DC. Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate offices, and California, Texas and Florida modular regional sales and inventory center offices are housed in various sizes of modular units.

Since most of Mobile Modular’s customer requirements are to fill temporary space needs, Mobile Modular’s marketing emphasis is on rentals rather than sales. Mobile Modular attracts customers through its website at www.mobilemodularrents.com, yellow page advertising, internet advertising and direct mail. Customers are encouraged to visit a sales and inventory center to view different models on display and to see a regional office, which is a working example of a modular application.

Because service is a major competitive factor in the rental of modulars, Mobile Modular offers quick response to requests for information, assistance in the choice of a suitable size and floor plan, in-house customization services, rapid delivery, timely installation and field service of its units. On Mobile Modular’s website, customers are able to view and select inventory for quotation and request in-field service.

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

At December 31, 2009, Mobile Modular owned 29,074 new or previously rented modulars and portable storage containers with an aggregate cost of $504.4 million including accessories, or an average cost per unit of $17,300. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2009, fleet utilization was 69.0% and average fleet utilization during 2009 was 73.4%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2009, Mobile Modular’s largest sale was for modular classrooms to a California school district for approximately $5.2 million. This sale represented approximately 21% of Mobile Modular’s sales, 10% of the Company’s consolidated sales, and less than 2% of the Company’s consolidated revenues.

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

Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect (“DSA”) and sells direct to California public school districts and other educational institutions.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms, Williams Scotsman International, Inc. and Modspace, Inc., are engaged in the rental of modulars, have many offices throughout the country and we believe have greater financial resources than Mobile Modular. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, Texas, Florida, and beginning late in 2007 in North Carolina and Georgia and beginning in 2008 in Virginia, Maryland and Washington, DC. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. The Company believes that part of the strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile

Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates continued intense competition and believes it must continue to improve its products and services to remain competitive in the market for modulars.

Classroom Rentals and Sales to Public Schools (K-12)

Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private scholls, colleges and universities. Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. Mobile Modular rents and sells classrooms in California, Florida, Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C. California is Mobile Modular’s largest educational market. Historically, demand in this market has been fueled by shifting and fluctuating student population, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities and the phasing out of portable classrooms no longer compliant with current building codes. The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years, that rentals and sales to these schools constitute:

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2009	2008	2007	2006	2005
Modular Rental Revenues (Mobile Modular)	51%	51%	50%	50%	53%
Modular Sales Revenues (Mobile Modular & Enviroplex)	64%	60%	59%	65%	67%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	54%	54%	53%	55%	59%
Consolidated Rental and Sales Revenues[1]	28%	30%	30%	33%	34%
1. Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

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

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the California Division of State Architect (“DSA”). However, school districts may rent classrooms that meet either the Department of Housing and Community Development (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. In February 2006, new legislation was passed extending the use of these classroom buildings from September 30, 2007 to September 30, 2015. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary

Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. There can be no assurance that these regulations and policies that allow for the continuing rental of DOH classrooms for new public school projects will remain in place. At December 31, 2009, the net book value of DOH classrooms represented less than 1.5% of the net book value of the Company’s modular rental equipment and less than 1.0% of the total assets of the Company, and the utilization of these DOH classrooms was 45.0%.

In 2002, Florida passed a state constitutional amendment setting limits for the maximum allowable number of students in a class for pre-kindergarten through grade twelve. In 2007, school districts were required to meet class size limits based upon the average number of students per class at the school level. By 2010, school districts are required to meet the class size requirements at the individual classroom level. However, there is currently debate in Florida as to whether these additional class size requirements will be enforced in 2010 because of school district budget shortfalls.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, electronics, industrial, research and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2009, the original cost of electronic test equipment inventory was comprised of 68% general-purpose electronic test equipment, 31% communications electronic test equipment and 1% environmental test equipment. In January 2008, the Company launched online ordering for its electronic test equipment rental business.

Engineers, technicians and scientists utilize general purpose electronic test equipment in developing products, controlling manufacturing processes, field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Agilent Technologies and Tektronix, a division of Danaher Corporation, have manufactured the majority of TRS-RenTelco’s general purpose electronic test equipment.

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

TRS-RenTelco’s general purpose test equipment rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications test equipment rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. Agilent Technologies and Tektronix manufacture the majority of the general purpose inventory and the communications test equipment inventory includes equipment from over 50 different manufacturers. TRS-RenTelco also rents electronic test equipment from other rental companies and re-rents the equipment to customers.

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

Asset Management—TRS-RenTelco’s rental equipment inventory is serviced by an ISO 9001-2001:2008 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customers’ needs. TRS-RenTelco’s team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle. The Company believes this enables it to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment. TRS-RenTelco strives to maintain strong relationships with equipment manufacturers, which enables it to leverage those relationships to gain rental opportunities.

Customer Service—The Company believes that its focus on providing excellent service to its customers provides a competitive advantage. TRS-RenTelco strives to provide exemplary service to fulfill its commitments to its customers. TRS-RenTelco prides itself in providing solutions to meet customers’ needs by having equipment available, and responding quickly and thoroughly to their requests. TRS-RenTelco’s sophisticated in-house laboratory ensures the equipment is fully functional and meets its customers’ delivery requirements. Service needs of TRS-RenTelco’s customers are supported 24 hours a day, 7 days a week by its customer care specialists. TRS-RenTelco’s goal is to provide service beyond its customers’ expectations, which, the Company believes, results in customer loyalty and repeat business. In January 2008, TRS-RenTelco launched an online ordering website for rental test equipment. The Company believes web-based sales offerings will become an increasingly important competitive advantage. TRS-RenTelco provides online support, product application and order taking on a 24 hours a day, 5 days a week time frame.

Market

The business of renting electronic test equipment is a market which we estimate has equipment on rent or available for rent in the United States and Canada with an aggregate original cost in excess of a half billion dollars. There is a broad customer base for the rental of such instruments, including aerospace, communications, defense, electrical contractor electronics, industrial, installer contractor, network systems and research companies.

TRS-RenTelco markets its electronic test equipment throughout the United States, Canada, and, to a limited extent, other countries. TRS-RenTelco attracts customers through its outside sales force, website at www.TRS- RenTelco.com, telemarketing program, trade show participation and electronic mail campaigns. A key part of the sales process is TRS-RenTelco’s knowledgeable inside sales engineering team that effectively matches test equipment solutions to meet specific customer’s requirements.

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

Rentals

TRS-RenTelco rents electronic test equipment typically for rental periods of one to six months, although in some instances, there can be rental terms up to a year or greater. Monthly rental rates range from approximately 3% to 10% of the current manufacturers’ list price. TRS-RenTelco depreciates its equipment over 1 to 8 years with no residual value.

At December 31, 2009, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $239.2 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 63.1% as of December 31, 2009 and averaged 61.4% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. In 2009, approximately 20% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2009 represented approximately 2.5% of electronic test equipment sales, 1.0% of the Company’s consolidated sales and 0.2% of consolidated revenues.

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

Competitive Strengths

Market Leadership—The Company believes that Adler Tanks is one of the largest participants in the liquid and solid containment tanks and boxes rental business in North America. Adler Tanks has national reach from branches serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, there can be rental terms up to a year or greater. Monthly rates typically range from 2% to 10% of the equipment’s original acquisition cost. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 67.6% at December 31, 2009.

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

Operating Segments

For segment information regarding the Company’s four operating segments: Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, see “Note 13. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2009	2008	2007	2006	2005
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$92,331	$103,236	$100,541	$91,124	$81,180
Rental Related Services	25,174	31,484	32,982	29,913	25,053

Total Modular Rental Operations	117,505	134,720	133,523	121,037	106,233

Sales—Mobile Modular	25,201	25,796	29,349	34,209	49,107
Sales—Enviroplex	7,419	19,484	10,649	12,393	10,562

Total Modular Sales	32,621	45,280	39,998	46,602	59,669

Other	581	543	654	729	625

Total Modular Revenues	$150,706	$180,543	$174,175	$168,368	$166,527

Percentage of Rental Revenues	49.5%	52.3%	54.3%	53.9%	53.3%
Percentage of Total Revenues	54.7%	59.3%	62.1%	63.0%	61.2%
Rental Equipment, at cost (year-end)	$504,415	$503,678	$475,077	$451,828	$408,227
Rental Equipment, net book value (year-end)	$368,302	$376,606	$358,017	$343,590	$307,822
Number of Units (year-end)	29,074	28,373	27,151	26,467	24,928
Utilization (year-end)[1]	69.0%	81.0%	82.8%	81.4%	83.5%
Average Utilization[1]	73.4%	81.6%	82.3%	82.9%	84.9%
Average Rental Equipment, at cost[2]	$478,764	$461,848	$427,859	$385,630	$341,103
Annual Yield on Average Rental Equipment, at cost	19.3%	22.4%	23.5%	23.6%	23.8%
Gross Margin on Rental Revenues	64.8%	63.2%	64.5%	62.2%	63.8%
Gross Margin on Sales	24.2%	26.5%	27.5%	27.9%	26.4%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$75,500	$92,982	$84,776	$77,816	$71,136
Rental Related Services	1,970	2,024	1,731	1,686	1,407

Total Electronics Rental Operations	77,470	95,006	86,507	79,502	72,543
Sales	20,586	24,948	17,831	17,483	31,154
Other	1,858	1,896	1,896	1,713	1,956

Total Electronics Revenues	$99,914	$121,850	$106,234	$98,698	$105,653

Percentage of Rental Revenues	40.5%	47.1%	45.7%	46.1%	46.7%
Percentage of Total Revenues	36.2%	40.1%	37.9%	37.0%	38.8%
Rental Equipment, at cost (year-end)	$239,152	$255,778	$232,349	$186,673	$154,708
Rental Equipment, net book value (year-end)	$101,902	$129,573	$127,997	$107,752	$98,611
Utilization (year-end)[1]	63.1%	64.0%	69.3%	66.3%	68.9%
Average Utilization[1]	61.5%	68.1%	68.3%	69.6%	66.2%
Average Rental Equipment, at cost[3]	$247,743	$250,173	$209,546	$170,705	$151,087
Annual Yield on Average Rental Equipment, at cost	30.5%	37.2%	40.5%	45.6%	47.1%
Gross Margin on Rental Revenues	31.6%	40.3%	41.8%	42.8%	38.1%
Gross Margin on Sales	33.0%	33.8%	35.0%	37.8%	24.7%

Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)[4]
Revenues
Rental	$18,611	$1,018	n/a	n/a	n/a
Rental Related Services	6,208	572	n/a	n/a	n/a

Total Tanks and Boxes Rental Operations	24,819	1,590	n/a	n/a	n/a
Sales	170	176	n/a	n/a	n/a
Other	34	—	n/a	n/a	n/a

Total Tanks and Boxes Revenues	$25,023	$1,766	n/a	n/a	n/a

Percentage of Rental Revenues	10.0%	0.5%	n/a	n/a	n/a
Percentage of Total Revenues	9.1%	0.6%	n/a	n/a	n/a
Rental Equipment, at cost (year-end)	$83,891	$46,288	n/a	n/a	n/a
Rental Equipment, net book value (year-end)	$80,016	$46,059	n/a	n/a	n/a
Utilization (year-end)[1]	67.6%	70.3%	n/a	n/a	n/a
Average Utilization[1]	62.9%	n/a	n/a	n/a	n/a
Average Rental Equipment, at cost[2]	$59,276	n/a	n/a	n/a	n/a
Annual Yield on Average Rental Equipment, at cost	31.4%	n/a	n/a	n/a	n/a
Gross Margin on Rental Revenues	66.4%	66.3%	n/a	n/a	n/a
Gross Margin on Sales	2.9%	4.5%	n/a	n/a	n/a
Total Revenues	$275,643	$304,159	$280,409	$267,066	$272,180
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
4	Represents Adler Tanks’ results since its acquisition on December 11, 2008.

Item 1A.	Risk Factors

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

The effects of a recession and tightened credit markets in the United States and other countries may adversely impact our business and financial condition and may negatively impact our ability to access financing.

The U.S. economy has been impacted by a severe recession. Demand for our rental products depends on continued industrial and business activity and state government funding. The continuation of the U.S. recession and general global economic downturn could adversely affect our customers, including local school districts, which could result in decreased demand for the products we rent. Reduced demand for our rental products and deflation could increase price competition. This lowered demand and price pressure could have a material adverse effect on our revenue and profitability.

The recent instability in the global financial system may also have an impact on our business and our financial condition. General economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our existing unsecured revolving line of credit facility, we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. More recently, the global credit crisis adversely affected the prices of publicly traded stocks across the board as stockholders became more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure. These broad market fluctuations and recent negative economic trends may cause declines in the market price of our common stock and are based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Although in general, we make advance purchases of some products to help ensure an adequate supply, currently, we do not have any long-term purchase contracts with any third-party supplier. We may experience supply problems as a result of financial or operating difficulties or failure of our suppliers. We may also experience supply problems as a result of shortages, and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Current unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions in a timely manner.

The delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

We could have difficulty integrating businesses that we may acquire, which could adversely affect our results of operations.

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

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2009, the Company had $41.3 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. The Company assesses potential impairment of its goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.2 million per year for each 1% increase in the average interest rate we pay, based on the $223.3 million balance of variable rate debt outstanding at December 31, 2009. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, DC, recent expansion into the portable storage and environmental test equipment businesses and in 2008 our expansion into the liquid and solid containment business through the acquisition of Adler Tank Rentals. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal controls over financial reporting for our fiscal year ended December 31, 2009, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

The state of California is our largest market for classroom rentals. The strength of this market depends heavily on public funding from voter passage of both state and local facility bond measures, and the ability of the state to sell such bonds in the public market. A lack of passage of state and local facility bond measures, or the inability to sell bonds in the public markets could reduce our revenues and operating income, and consequently have a material adverse effect on the Company’s financial condition. Furthermore, even if voters have approved facility bond measures and the state has raised bond funds, there is no guarantee that individual school projects will be funded in a timely manner.

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

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in a significant increase in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. The current economic recession has caused state and local budget shortfalls, which have placed pressure on school districts’ ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

We have established modular operations in California, Texas and Florida and launched operations in North Carolina and Georgia in late 2007 and in Maryland, Virginia and Washington, DC during 2008. We have identified several U.S. markets that we believe will be attractive long-term opportunities for our educational, commercial and portable storage businesses and continue to consider opportunities for growth. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may be affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

As of December 31, 2009, 62% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2009, Mobile Modular purchased 23% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a significant and prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment. We expect the current U.S. recession and global economic downturn will continue to have an adverse effect on these industries’ demand for equipment in 2010, including the electronic test equipment rented by us. In addition, the severity and length of any downturn in an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions.

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

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation and Continental Resources, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from these established entities and new entrants in the market. We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

If we are not able to obtain equipment at favorable rates, there could be a material adverse effect on our operating results.

The majority of our rental equipment portfolio is comprised of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix, a division of Danaher Corporation. We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business may be materially and adversely affected.

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

Our rental tanks and boxes are used by our customers to store non hazardous and certain hazardous liquids on the customer’s site. Our customers are generally responsible for proper operation of our tank and box rental equipment while on rent and returning a cleaned and undamaged container upon completion of use, but exceptions may be granted and we cannot always assure that these responsibilities are fully met in all cases. Although, we require the customer to carry commercial general liability insurance in a minimum amount of $5,000,000, such policies often contain pollution exclusions and other exceptions. Furthermore, we cannot be sure our liability insurance will always be sufficient. In addition, if an accident were to occur involving our rental equipment or a spill of substances were to occur when the tank or box was in transport or on rent with our customer, a claim could be made against us as owner of the rental equipment.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand for renting Adler Tank’s products. In addition, a continued U.S. recession may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

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

We are dependent on a variety of third party companies to manufacture equipment to be used in our rental fleet. With the exception of Sabre Manufacturing, LLC, which is owned by the President of our Adler Tanks division, none of the manufacturers are affiliated with the Company. In some cases, we may not be able to procure equipment on a timely basis to the extent that manufacturers for the quantities of equipment we need are not able to produce sufficient inventory on schedules that meet our delivery requirements. In particular, we have seen weather-related slowdowns of manufacturing activity in the Northeast region of the U.S. in past winters. If demand for new equipment increases significantly, especially during a seasonal slowdown, manufacturers may not be able to meet customer orders on a timely basis. As a result, we at times may experience long lead-times for certain types of new equipment and we cannot assure that we will be able to acquire the types or sufficient numbers of the equipment we need to grow our rental fleet as quickly as we would like.

We derive a significant amount of our revenue in our liquid and solid containment tank and boxes business from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.

A significant portion of our revenue in our liquid and solid containment tank and boxes business is generated from a few major customers. Although we have some long-term relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations and service our debt.

We may not be able to quickly redeploy equipment returning from leases at equivalent prices.

Many of our rental transactions are short-term in nature with pricing established on a daily basis. The length of time that a customer needs equipment can often be difficult to determine and can be impacted by a number of factors such as weather, customer funding and project delays. In addition, our equipment is primarily used in the industrial plant services, environmental remediation, infrastructure construction, and oil and gas industries. Changes in the economic conditions facing any of those industries could result in a significant number of units returning off rent, both for us and our competitors

If the supply of rental equipment available on the market significantly increases due to units coming off rent, demand for and pricing of our rental products could be adversely impacted. We may experience delays in remarketing our off-rent units to new customers. Actions in these circumstances by our competitors may also depress the market price for rental units. These delays and price pressures would adversely affect equipment utilization levels and total revenues, which would reduce our profitability.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES.

The Company’s four business segments currently conduct operations from the following locations:

Relocatable Modular Buildings—Inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area), Pasadena, Texas (Houston Area) and in Auburndale, Florida (Orlando Area). The four inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product. The Company also has a modular sales office in Charlotte, North Carolina from which the states of North Carolina, Georgia, Virginia and Maryland are served.

Electronics—Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area).

Liquid and Solid Containment Tanks and Boxes—The Company’s liquid and solid containment tank and boxes rental business is headquartered in Newark, New Jersey and operates from branch offices serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

Enviroplex—The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its facility in Stockton, California (San Francisco Bay Area).

The following table sets forth for each property the total acres, square footage of office space, square footage of warehouse space and total square footage at December 31, 2009.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California[1,2,14]	137.2	7,680	53,440	61,120
Tracy, California[4]	6.5	—	—	—
Mira Loma, California[14]	78.5	7,920	45,440	53,360
Riverside, California[11]	17.4	—	—	—
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[14]	122.5	8,400	95,902	104,302
Seminole County, Florida[12]	5.0	—	—	—
Electronic Test Equipment
Grapevine, Texas[5]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[6]	—	12,500	—	12,500
Liquid and Solid Containment Tanks and Boxes
Newark, New Jersey[7]	0.8	3,000	7,000	10,000
Hammonton, New Jersey[8]	1.0	—	—	—
Deer Park, Texas[9]	8.0	3,000	7,000	10,000
Chicago, Illinois[10]	4.0	—	—	—
Auburn, Massachusetts[10]	5.0	500	—	500
Randolph, Massachusetts[10]	5.0	—	—	—
Holland, Massachusetts[10]	2.0	—	—	—
Norfolk, Virginia[10]	9.0	—	—	—
Chesapeake, Virginia[13]	n/a	—	—	—
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076

	463.4	148,456	421,435	569,891

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party on a month to month basis, 2.2 acres are leased to a third party through October 2010 and 33.3 acres are undeveloped.

3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2011 and 19,929 square feet are leased to a third party through September 2012.
4	This facility is leased through August 2010.
5	This facility is leased through December 2018.
6	This facility is leased through December 2010.
7	This facility is leased through December 2013.
8	This facility is leased through June 2010.
9	This facility is leased through December 2013.
10	This facility is leased on a month to month basis
11	Multiple parcels of land leased through April – August of 2011.
12	This facility is leased through April 2010.
13	This facility is leased through August 2010.
14	Adler Tanks also operates out of this facility.
n/a	Not Available

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The Company’s common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2009				2008
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$23.20	$22.78	$24.76	$24.05	$28.67	$32.46	$28.55	$26.13
Low	$19.27	$17.01	$15.08	$12.01	$14.40	$23.85	$22.85	$16.51
Close	$22.36	$21.27	$19.06	$15.76	$21.36	$28.82	$24.59	$24.11
Dividends Declared	$0.22	$0.22	$0.22	$0.22	$0.20	$0.20	$0.20	$0.20

As of February 26, 2010, the Company’s common stock was held by approximately 60 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2009 and 2008 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in 2009. During 2008 and 2007, the Company repurchased 968,746 and 797,643 shares of common stock, respectively, for an aggregate repurchase price of $21.9 million and $20.2 million or an average price of $22.61 and $25.31 per share, respectively. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. As of February 26, 2010, 2,000,000 shares remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2009 and should be read in conjunction with the detailed Consolidated Financial Statements and related notes reported in Item 8 below.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2009	2008	2007	2006	2005
Operations Data
Revenues
Rental	$186,442	$197,236	$185,317	$168,940	$152,316
Rental Related Services	33,352	34,080	34,713	31,599	26,460

Rental Operations	219,794	231,316	220,030	200,539	178,776
Sales	53,376	70,404	57,829	64,085	90,823
Other	2,473	2,439	2,550	2,442	2,581

Total Revenues	275,643	304,159	280,409	267,066	272,180

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	57,215	57,115	51,642	45,353	44,178
Rental Related Services	25,271	24,728	24,257	21,830	17,893
Other	33,147	36,661	33,363	33,576	29,292

Total Direct Costs of Rental Operations	115,633	118,504	109,262	100,759	91,363
Costs of Sales	38,695	49,917	40,591	44,481	67,378

Total Costs of Revenues	154,328	168,421	149,853	145,240	158,741

Gross Profit	121,315	135,738	130,556	121,826	113,439
Selling and Administrative Expenses	60,236	58,059	50,026	45,499	39,819

Income from Operations	61,079	77,679	80,530	76,327	73,620
Interest Expense	7,105	9,977	10,719	10,760	7,890

Income before Provision for Income Taxes	53,974	67,702	69,811	65,567	65,730
Provision for Income Taxes	20,649	26,498	27,337	24,209	24,649

Income before Minority Interest	33,325	41,204	42,474	41,358	41,081
Minority Interest in Income of Subsidiary	—	—	64	280	262

Net Income	$33,325	$41,204	$42,410	$41,078	$40,819

Earnings Per Share:
Basic	$1.40	$1.74	$1.68	$1.65	$1.65
Diluted	$1.40	$1.72	$1.67	$1.63	$1.61
Shares Used in Per Share Calculations:
Basic	23,745	23,740	25,231	24,948	24,668
Diluted	23,869	23,944	25,443	25,231	25,331
Balance Sheet Data (at period end)
Rental Equipment, at cost	$827,458	$805,744	$707,426	$638,501	$562,935
Rental Equipment, net	$550,220	$552,238	$486,014	$451,342	$406,433
Total Assets	$757,936	$784,497	$642,236	$585,542	$543,160
Notes Payable	$247,334	$305,500	$197,729	$165,557	$163,232
Shareholders’ Equity	$267,413	$249,880	$244,031	$230,792	$198,469
Shares Issued and Outstanding	23,795	23,709	24,578	25,090	24,832
Book Value Per Share	$11.24	$10.54	$9.93	$9.20	$7.99
Debt (Total Liabilities) to Equity	1.83	2.11	1.63	1.54	1.73
Debt (Notes Payable) to Equity	0.92	1.22	0.81	0.72	0.82
Return on Average Equity	12.7%	17.1%	17.2%	19.2%	22.5%
Cash Dividends Declared Per Common Share	$0.88	$0.80	$0.72	$0.64	$0.56

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2009	2008	2007	2006	2005
Net Income	$33,325	$41,204	$42,410	$41,078	$40,819
Minority Interest in Income of Subsidiary[1]	—	—	64	280	262
Provision for Income Taxes	20,649	26,498	27,337	24,209	24,649
Interest Expense	7,105	9,977	10,719	10,760	7,890

Income from Operations	61,079	77,679	80,530	76,327	73,620
Depreciation and Amortization	63,130	60,416	54,002	47,461	46,433
Non-Cash Stock-Based Compensation	3,598	3,766	3,457	3,125	44

Adjusted EBITDA[2]	$127,807	$141,861	$137,989	$126,913	$120,097

Adjusted EBITDA Margin[3]	46%	47%	49%	48%	44%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2009	2008	2007	2006	2005
Adjusted EBITDA[2]	$127,807	$141,861	$137,989	$126,913	$120,097
Interest Paid	(7,412)	(10,073)	(10,718)	(10,511)	(7,799)
Net Income Taxes (Paid) Refunds Received	3,321	(4,581)	(14,424)	(17,248)	(22,871)
Gain on Sale of Rental Equipment	(10,892)	(11,185)	(10,027)	(9,747)	(9,662)
Change in certain assets and liabilities:
Accounts Receivable, net	15,510	(13,341)	(7,227)	4,590	(9,134)
Prepaid Expenses and Other Assets	4,079	(2,475)	(1,721)	148	(1,312)
Accounts Payable and Other Liabilities	(6,702)	(575)	(2,076)	7,254	10,223
Deferred Income	(3,311)	(893)	3,096	(2,280)	2,311

Net Cash Provided by Operating Activities	$122,400	$98,738	$94,892	$99,119	$81,853

1	In November of 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California.
2	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock-based compensation and non-cash impairment charges.
3	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At December 31, 2009 the actual ratio for the line of credit and the senior notes was 3.32 and 3.53, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00. At December 31, 2009 the actual ratio was 1.94.

At December 31, 2009, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under Part I, “Item 1A. Risk Factors” and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and; (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2009, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 78%, 16%, 8% and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 67%, 28%, 1% and 4% for 2008. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate from period to period depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds are above its net book value. The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% of consolidated revenues in 2009 and 78% for the three years ended December 31, 2009. Over the past three years modulars comprised approximately 57%, electronic test equipment comprised approximately 39% and tanks and boxes comprised approximately 4% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs.

The Company also sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, previously rented, or manufactured by its subsidiary, Enviroplex. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modular, electronic test equipment and tanks and boxes have comprised approximately 20% and 22% of the Company’s consolidated revenues in 2009 and over the last three years, respectively. During these three years, modulars comprised approximately 63% and electronics represented approximately 37% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 28%, 30% and 30% of the Company’s consolidated rental and sales revenues for 2009, 2008 and 2007, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2010, the Company announced that the board of directors declared a cash dividend of $0.225 per common share for the quarter ended March 31, 2010, an increase of 2% over the prior year’s comparable quarter.

On August 4, 2009 the Company executed an amendment to the 5.08% senior notes due in 2011 to amend and restate the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) to 2.50 to 1.00 from the previous ratio of 2.25 to 1.00. In addition, EBITDA shall now be calculated on a pro forma basis to give effect, as of the first day of the relevant period, to any approved acquisition or disposition of a Subsidiary (as defined) or business division which was effected during the relevant period. Also, the limit of Priority Debt (as defined) was modified to an amount not to exceed $30.0 million, from the previous commitment of an amount not to exceed 15% of Tangible Net Worth (as defined).

The following table sets forth for the periods indicated the results of operations as a percentage of revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Revenues				Percent Change
	Three Years 2009–2007	Year Ended December 31,			2009 over 2008	2008 over 2007
		2009	2008	2007
Revenues
Rental	66%	68%	65%	66%	-5%	6%
Rental Related Services	12	12	11	12	-2	-2

Rental Operations	78	80	76	78	-5	5
Sales	21	19	23	21	-24	22
Other	1	1	1	1	1	-4

Total Revenues	100%	100%	100%	100%	-9%	8%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	19	21	19	18	—	11
Rental Related Services	9	9	8	9	2	3
Other	12	12	12	12	-10	10

Total Direct Costs of Rental Operations	40	42	39	39	-2	9
Cost of Sales	15	14	16	14	-22	23

Total Costs	55	56	55	53	-8	13

Gross Profit	45	44	45	47	-11	4
Selling and Administrative	20	22	20	18	4	16

Income from Operations	25	22	25	29	-21	-4
Interest Expense	3	2	3	4	-29	-7

Income before Provision for Income Taxes	22	20	22	25	-20	-3
Provision for Income Taxes	8	8	8	10	-20	-3

Income before Minority Interest	14	12	14	15	-20	-3
Minority Interest in Income of Subsidiary	nm	—	—	nm	nm	nm

Net Income	14%	12%	14%	15%	-20%	-3%

nm = not meaningful

Twelve Months Ended December 31, 2009 Compared to

Twelve Months Ended December 31, 2008

Overview

Consolidated revenues in 2009 decreased 9%, to $275.6 million from $304.2 million in 2008. Consolidated net income in 2009 decreased 20%, to $32.9 million, or $1.38 per diluted share, from $41.2 million, or $1.72 per diluted share, in 2008. The Company’s year over year consolidated revenue decrease was due to lower rental and sales revenues from rental operations and lower sales revenues.

For 2009, on a consolidated basis,

•

Gross profit decreased $14.4 million, or 11%, to $121.3 million, with gross profit of TRS-RenTelco decreasing $15.4 million or 32% due to lower gross profit on rental and sales revenues. Mobile Modular’s gross profit decreased $7.9 million or 10% due to lower gross profit on rental, rental related service and sales revenues. Enviroplex’s gross profit decreased $4.1 million primarily due to $12.1 million lower sales revenues. Adler Tanks gross profit was $13.9 million in 2009.

•

Selling and administrative expenses increased $2.2 million, or 4% to $60.2 million, with the increase primarily due to increased selling and administrative expenses of Adler Tanks not present in 2008 and higher depreciation expenses, partly offset by lower personnel costs at Mobile Modular and TRS-RenTelco.

•

Interest expense decreased $2.9 million, to $7.1 million from $10.0 million in 2008 primarily due to lower net average interest rates (2.5% in 2009 compared to 4.4% in 2008) partly offset by higher average debt levels of the Company.

•

Pretax income contributions were 78% and 16% by Mobile Modular and TRS-RenTelco, respectively, in 2009, compared to 67% and 28%, respectively, in 2008. Pretax contribution by Adler Tanks was 8% in 2009. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex decreased to negative 2% from 4% in 2008.

•

Provision for income taxes resulted in an effective tax rate of 38.3%, down from 39.1% in 2008 due to higher business levels outside of California in states with lower tax rates, primarily resulting from the first full year of the acquired Adler Tanks operations. Looking forward, the Company estimates an effective tax rate of 38.8% in 2010, based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which could cause the Company’s effective tax rate to change.

•

Adjusted EBITDA decreased $14.1 million, or 10%, to $127.8 million compared to $141.9 million in 2008 resulting primarily from lower income from operations of Mobile Modular, TRS-RenTelco and Enviroplex. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

Mobile Modular

For 2009, Mobile Modular’s total revenues decreased $17.8 million, or 11%, to $143.3 million primarily due to lower rental and rental related services revenues. The revenue decrease, partly offset by higher gross margin on rental revenues, lower selling and administrative expenses and lower interest expense, resulted in a decrease in pre-tax income of $3.4 million, or 8%, to $42.1 million in 2009.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2009 compared to 2008
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$92,331	$103,236	$(10,905)	-11%
Rental Related Services	25,174	31,484	(6,310)	-20%

Rental Operations	117,505	134,720	(17,215)	-13%
Sales	25,201	25,796	(595)	-2%
Other	581	543	38	7%

Total Revenues	$143,287	$161,059	$(17,772)	-11%

Gross Profit
Rental	$59,865	$65,278	$(5,413)	-8%
Rental Related Services	6,498	8,992	(2,494)	-28%

Rental Operations	66,363	74,270	(7,907)	-11%
Sales	6,653	6,699	(46)	-1%
Other	581	543	38	-7%

Total Gross Profit	73,597	81,512	(7,915)	-10%
Selling and Administrative Expenses	27,308	29,281	(1,973)	-7%

Income from Operations	46,289	52,231	(5,942)	-11%
Interest Expense Allocation	4,199	6,694	(2,495)	-37%

Pre-tax Income	$42,090	$45,537	$(3,447)	-8%

Other Information
Depreciation of Rental Equipment	$13,718	$13,311	$407	3%
Average Rental Equipment[1]	$478,764	$461,848	$16,916	4%
Average Rental Equipment on Rent[1]	$351,515	$376,909	$(25,394)	-7%
Average Monthly Total Yield[2]	1.61%	1.86%		-14%
Average Utilization[3]	73.4%	81.6%		-10%
Average Monthly Rental Rate[4]	2.19%	2.28%		-4%
Period End Rental Equipment[1]	$485,943	$476,368	$9,575	2%
Period End Utilization[3]	69.0%	81.0%		-15%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2009 decreased $7.9 million to $73.6 million from $81.5 million in 2008. For the twelve months ended December 31, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues—Rental revenues decreased $10.9 million, or 11%, compared to 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 4% lower average monthly rental rates and 7% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 15% in 2009 and 13% in 2008 and other direct costs were 20% in 2009 compared to 24% in 2008, which resulted in gross margin percentage of 65% in 2009 and 63% in 2008. The lower rental revenues, partly offset by higher rental margins, resulted in gross profit on rental revenues decreasing $5.4 million, or 8%, to $59.9 million from $65.3 million in 2008.

•

Gross Profit on Rental Related Services—Rental related services revenues decreased $6.3 million, or 20%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to changes in the mix of leases and the amortization of associated service revenues in 2009 as compared to 2008. The lower revenues combined with lower gross margin percentage of 26% in 2009 compared with 29% in 2008 resulted in rental related services gross profit decreasing $2.5 million, or 28%, to $6.5 million from $9.0 million in 2008.

•

Gross Profit on Sales—Sales revenues decreased $0.6 million, or 2%, compared to 2008 resulting in comparable sales gross profit of $6.7 million in each of 2009 and 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2009, Mobile Modular’s selling and administrative expenses decreased $2.0 million, or 7%, to $27.3 million from $29.3 million in 2008, primarily due to lower personnel costs, partly offset by increased depreciation expense, and represented 30% of rental revenues in 2009 compared with 28% in 2008.

TRS-RenTelco

For 2009, TRS-RenTelco’s total revenues decreased $21.9 million, or 18%, to $99.9 million, primarily due to lower rental and sales revenues. Pre-tax income decreased $10.6 million to $8.5 million from $19.1 million for 2008, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses and lower interest expense.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2009 compared to 2008
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$75,500	$92,982	$(17,482)	-19%
Rental Related Services	1,970	2,024	(54)	-3%

Rental Operations	77,470	95,006	(17,536)	-18%
Sales	20,586	24,948	(4,362)	-17%
Other	1,858	1,896	(38)	-2%

Total Revenues	$99,914	$121,850	$(21,936)	-18%

Gross Profit
Rental	$23,855	$37,507	$(13,652)	-36%
Rental Related Services	72	117	(45)	-38%

Rental Operations	23,927	37,624	(13,697)	-36%
Sales	6,788	8,442	(1,654)	-20%
Other	1,858	1,896	(38)	-2%

Total Gross Profit	32,573	47,962	(15,389)	-32%
Selling and Administrative Expenses	21,878	25,237	(3,359)	-13%

Income from Operations	10,695	22,725	(12,030)	-53%
Interest Expense Allocation	2,213	3,663	(1,450)	-40%

Pre-tax Income	$8,482	$19,062	$(10,580)	-56%

Other Information
Depreciation of Rental Equipment	$40,175	$43,599	$(3,424)	-8%
Average Rental Equipment[1]	$247,743	$250,173	$(2,430)	-1%
Average Rental Equipment on Rent[1]	$152,234	$170,388	$(18,154)	-11%
Average Monthly Total Yield[2]	2.54%	3.10%		-18%
Average Utilization[3]	61.4%	68.1%		-10%
Average Monthly Rental Rate[4]	4.13%	4.55%		-9%
Period End Rental Equipment[1]	$238,934	$255,420	$(16,486)	-6%
Period End Utilization[3]	63.1%	64.0%		-1%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2009 decreased 32%, to $32.6 million from $48.0 million in 2008. For the twelve months ended December 31, 2009 compared to the same period in 2008:

•

Gross Profit on Rental Revenues—Compared to 2008, rental revenues decreased $17.5 million, or 19%, while depreciation expense decreased $3.4 million, or 8%, resulting in a decrease of $13.7 million, or 36%, in gross profit on rental revenues of to $23.9 million in 2009. The rental revenues decrease was due to 9% lower average monthly rental rates and 11% lower average rental equipment on rent as compared to 2008. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales—Sales revenues decreased $4.4 million, or 17%, compared to 2008. Gross margin percentage was 33% in 2009, compared to 34% in 2008, primarily due to lower gross margin on new and used equipment sales resulting in gross profit on sales decreasing 20%, to $6.8 million from $8.4 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2009, TRS-RenTelco’s selling and administrative expenses decreased 13%, to $21.9 million from $25.2 million in 2008, primarily attributable to lower personnel costs. Selling and administrative expenses as a percentage of rental revenues were 29% in 2009 and 27% in 2008.

Adler Tanks

For 2009, Adler Tanks reported pre-tax income of $4.5 million, which resulted from rental revenues of $18.6 million, with gross profit on rental revenues of $12.4 million. Sales revenues in the twelve months ended December 31, 2009 were $0.2 million. Selling and administrative expenses were $8.6 million in 2009.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks—2009 compared to 2008
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008[5]	$	%
Revenues
Rental	$18,611	$1,018	$17,593	nm
Rental Related Services	6,208	572	5,636	nm

Rental Operations	24,819	1,590	23,229	nm
Sales	170	176	(6)	nm
Other	34	—	34	nm

Total Revenues	$25,023	$1,766	$23,257	nm

Gross Profit
Rental	$12,360	$675	$11,685	nm
Rental Related Services	1,511	243	1,268	nm

Rental Operations	13,871	918	12,953	nm
Sales	5	8	(3)	nm
Other	34	—	34	nm

Total Gross Profit	13,910	926	12,984	nm
Selling and Administrative Expenses	8,566	354	8,212	nm

Income from Operations	5,344	572	4,772	nm
Interest Expense Allocation	893	56	837	nm

Pre-tax Income	$4,451	$516	$3,935	nm

Other Information
Depreciation of Rental Equipment	$3,322	$205	$3,117	nm
Average Rental Equipment[1]	$59,276	nm
Average Rental Equipment on Rent[1]	$37,255	nm
Average Monthly Total Yield[2]	2.62%	nm
Average Utilization[3]	62.9%	nm
Average Monthly Rental Rate[4]	4.16%	nm
Period End Rental Equipment[1]	$74,867	$43,679	$31,188	71%
Period End Utilization[3]	67.6%	70.3%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period
5	Represents Adler Tanks results since its acquisition on December 11, 2008 through December 31, 2008.

nm = not meaningful.

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

•

Interest expense decreased $0.7 million, to $10.0 million from $10.7 million in 2007 primarily due to lower net average interest rates partly offset by the impact of the Company’s 26% higher average debt levels in 2008.

•

Pretax income contributions were 67% and 28% by Mobile Modular and TRS-RenTelco, respectively, in 2008, compared to 71% and 28%, respectively, in 2007. These results are discussed on a segmental basis below.

•	Provision for income taxes resulted in an effective tax rate of 39.1% as compared with 39.2% in 2007.

•

Adjusted EBITDA increased $3.9 million, or 3%, to $141.9 million compared to $138.0 million in 2007 resulting primarily from improved income from operations of TRS-RenTelco and Enviroplex. Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

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

The following table summarizes year-to-year results for each revenue and gross profit category, pretax income, and other selected data.

Mobile Modular—2008 compared to 2007
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$103,236	$100,541	$2,695	3%
Rental Related Services	31,484	32,982	(1,498)	-5%

Rental Operations	134,720	133,523	1,197	1%
Sales	25,796	29,349	(3,553)	-12%
Other	543	654	(111)	-17%

Total Revenues	$161,059	$163,526	$(2,467)	-2%

Gross Profit
Rental	$65,278	$64,847	431	1%
Rental Related Services	8,992	10,422	(1,430)	-14%

Rental Operations	74,270	75,269	(999)	-1%
Sales	6,699	7,855	(1,156)	-15%
Other	543	654	(111)	-17%

Total Gross Profit	$81,512	$83,778	$(2,266)	-3%

Pre-tax Income	$45,537	$49,164	$(3,627)	-7%

Other Information
Depreciation of Rental Equipment	$13,311	$12,383	$928	7%
Interest Expense Allocation	$6,694	$7,575	$(881)	-12%
Average Rental Equipment[1]	$461,848	$427,859	$33,989	8%
Average Rental Equipment on Rent[1]	$376,909	$352,230	$24,679	7%
Average Monthly Total Yield[2]	1.86%	1.96%		-5%
Average Utilization[3]	81.6%	82.3%		-1%
Average Monthly Rental Rate[4]	2.28%	2.38%		-4%
Period End Rental Equipment[1]	$476,368	$448,771	$27,597	6%
Period End Utilization[3]	81.0%	82.8%		-2%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

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

•

Gross Profit on Rental Related Services—Rental related services revenues decreased $1.5 million, or 5%, compared to 2007. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to changes in the mix of leases and the associated amortization of associated service revenues during 2008 as compared to 2007. The lower revenues combined with lower gross margin percentage of 29% in 2008 compared with 32% in 2007 resulted in rental related services gross profit decreasing $1.4 million, or 14%, to $9.0 million from $10.4 million in 2007.

•

Gross Profit on Sales—Sales revenues decreased $3.6 million, or 12%, compared to 2007. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding. Lower sales volume combined with lower gross margin percentage of 26% in 2008 compared with 27% in 2007, resulted in sales gross profit decreasing $1.2 million, or 15%, to $6.7 million from $7.9 million in 2007.

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

The following table summarizes year-to-year results for each revenue and gross profit category, pretax income, and other selected data.

TRS-RenTelco—2008 compared to 2007
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%
Revenues
Rental	$92,982	$84,776	$8,206	10%
Rental Related Services	2,024	1,731	293	17%

Rental Operations	95,006	86,507	8,499	10%
Sales	24,948	17,831	7,117	40%
Other	1,896	1,896	—	0%

Total Revenues	$121,850	$106,234	$15,616	15%

Gross Profit
Rental	$37,507	$35,465	$2,042	6%
Rental Related Services	117	34	83	244%

Rental Operations	37,624	35,499	2,125	6%
Sales	8,442	6,247	2,195	35%
Other	1,896	1,896	—	0%

Total Gross Profit	$47,962	$43,642	$4,320	10%

Pre-tax Income	$19,062	$19,730	$(668)	-3%

Other Information
Depreciation of Rental Equipment	$43,599	$39,259	$4,340	11%
Interest Expense Allocation	$3,663	$3,705	$(42)	-1%
Average Rental Equipment[1]	$250,173	$209,546	$40,627	19%
Average Rental Equipment on Rent[1]	$170,388	$143,032	$27,356	19%
Average Monthly Total Yield[2]	3.10%	3.37%		-8%
Average Utilization[3]	68.1%	68.3%		0%
Average Monthly Rental Rate[4]	4.55%	4.94%		-8%
Period End Rental Equipment[1]	$255,420	$230,851	$24,569	11%
Period End Utilization[3]	64.0%	69.3%		-8%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2008 increased 10%, to $48.0 million from $43.6 million in 2007. For the twelve months ended December 31, 2008 compared to the same period in 2007:

•

Gross Profit on Rental Revenues—Rental revenues increased $8.2 million, or 10%, compared to 2007, with depreciation expense increasing $4.3 million, or 11%, resulting in increased gross profit on rental revenues of $2.0 million, or 6%, to $37.5 million as compared to the same period in 2007. The increase in gross profit on rental revenues is due to 19% higher average rental equipment as compared to 2007, partly offset by lower average monthly yield as the average monthly rental rate decreased 8% in 2008 compared to 2007. The rental rate decrease was due to account penetration and other competitive pressures, the phasing out of TRS acquired equipment having a lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment. As a percentage of rental revenues, depreciation increased to 47% in 2008 from 46% in 2007, with other direct costs increasing from 12% in 2007 to 13% in 2008, resulting in a gross margin percentage of 40% in 2008 compared to 42% in 2007.

•

Gross Profit on Sales—Sales revenues increased $7.1 million, or 40%, compared to 2007. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding. Higher sales volume was partly offset by a lower gross margin percentage of 34% in 2008 compared to 35% in 2007, due to lower gross margin on new equipment sales, resulting in sales gross profit increasing $2.2 million, or 35%, to $8.4 million from $6.2 million in 2007.

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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2009 as compared to 2008 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $122.4 million for 2009, an increase of 24%, as compared to $98.7 million in 2008. The $23.7 million increase in net cash provided by operating activities was primarily due to collections of accounts receivable and income taxes receivable, partly offset by lower income from operations.

Cash Flows from Investing Activities:    Net cash used in investing activities was $45.5 million for 2009 as compared to $168.3 million in 2008. The $122.8 million decrease in net cash used in investing activities was primarily due to the $86.2 million lower cash consideration related to the acquisition of Adler Tanks in 2008, $25.3 million lower purchases of rental equipment and $11.4 million lower purchases of property, plant and equipment in 2009.

Cash Flows from Financing Activities:    Net cash used in financing activities was $77.1 million in 2009, compared to net cash provided by financing activities of $65.8 million in 2008. The $142.9 million increase in net cash used by financing activities was primarily due to net borrowings of $119.8 million in 2008 compared to net payment of $46.2 million in 2009 on the Company’s bank lines of credit, partly offset by $24.4 million payments for repurchase of common stock in 2008 that did not recur in 2009.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from period to period depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2009	2008	2007
Cash Provided by Operating Activities	$122,400	$98,738	$94,861	$315,999
Proceeds from the Sale of Rental Equipment	29,255	29,346	25,694	84,295

Cash Available for Purchase of Rental Equipment	151,655	128,084	120,555	400,294
Purchases of Rental Equipment	(70,749)	(95,823)	(104,010)	(270,582)

Cash Available for Other Uses	$80,906	$32,261	$16,545	$129,712

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $2.2 million in 2009, $13.6 million in 2008, and $10.5 million in 2007, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2009, the Company did not repurchase any of its common stock. During the year ended December 31, 2008, the Company repurchased $21.9 million of its common stock representing 968,746 shares at an average price of $22.61 per share. During the year ended December 31, 2007, the Company repurchased $20.2 million of its common stock representing 797,643 shares at an average price of $25.31 per share. As of February 24, 2010, 2,000,000 shares of the Company’s common stock remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary
(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2009	2008	2007
Cash Dividends Paid	$20,414	$18,568	$17,673	$56,655
Shares Repurchased	—	969	798	1,767
Average Price Per Share	—	$22.61	$25.31	$23.82
Aggregate Repurchase Price	—	$21,900	$20,188	$42,088
Total Cash Returned to Shareholders	$20,414	$40,468	$37,861	$98,743

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

At December 31, 2009, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $223.3 million was outstanding and had capacity to borrow up to an additional $131.7 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At December 31, 2009 the actual ratio was 3.32 to 1.00.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At December 31, 2009 the actual ratio was 2.81 to 1.00.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At December 31, 2009 the actual ratio was 1.94 to 1.00.

At December 31, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the second payment made on June 2, 2009 which reduced the principal balance to $24.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At December 31, 2009 the actual ratio was 3.53 to 1.00.

•

Permit the consolidated leverage ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00. At December 31, 2009 the actual ratio was 1.94 to 1.00.

•

Permit tangible net worth (as defined, which includes the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At December 31, 2009, such sum was $254.2 million and the actual tangible net worth (as defined) of the Company was $265.2 million.

At December 31, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Contractual Obligations and Commitments

The Company’s material contractual obligations and commitments consist of $355.0 million Credit Facility expiring in 2013, $24.0 million of 5.08% senior notes due in 2011, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2009 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Revolving Lines of Credit	$223,334	$—	$—	$223,334	$—
5.08% Senior Notes due in 2011	25,219	12,914	12,305	—	—
Operating Leases for Facilities	7,819	1,591	3,182	1,859	1,187

Total Contractual Obligations	$256,372	$14,505	$15,487	$225,193	$1,187

The Company believes that its needs for working capital and capital expenditures through 2009 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 61 for a more detailed presentation of the sources and uses of the Company’s cash.

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

Impairment of rental equipment—The carrying value of the Company’s rental equipment is its capitalized cost less accumulated depreciation. To the extent events or circumstances indicate that the carrying value cannot be recovered, an impairment loss is recognized to reduce the carrying value to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose. Due to uncertainties inherent in the valuation process and market conditions, it is reasonably possible that actual results of operating and disposing of rental equipment could be materially different than current expectations.

Impairment of goodwill and intangible assets—The Company assesses the carrying amount of its recorded goodwill and intangible assets annually or in interim periods if circumstances indicate an impairment may have occurred. The impairment review is performed at the reporting unit level. The impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the evaluation consists of estimating the fair value of the reporting unit based on discounted cash flows using revenue and after tax profit estimates. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill and intangible assets. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill and intangible assets.

Impact of Inflation

Although the Company cannot precisely determine the effect of inflation, from time to time it has experienced increases in costs of rental equipment, manufacturing costs, operating expenses and interest. Because a majority of its rentals are relatively short-term, the Company has generally been able to pass on such increased costs through increases in rental rates and selling prices, but there can be no assurance that the Company will be able to continue to pass on increased costs to customers in the future.

Off Balance Sheet Transactions

As of December 31, 2009, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2009. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value of the Company’s notes payable as of December 31, 2009.

(dollar amounts in thousands)	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value
5.08% Senior Notes due in 2011	$12,000	$12,000	$—	$—	$—	$24,000	$24,802
Average Interest Rate	5.08%	5.08%	—	—	—	5.08%
Revolving Lines of Credit	$—	$—	—	$223,334	$—	$223,334	$223,334
Average Interest Rate	1.76%	—	—	—	—	1.76%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 2 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2009, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). McGrath RentCorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on McGrath RentCorp and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2009 and 2008 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

San Francisco, California

February 26, 2010

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion.

/S/    GRANT THORNTON LLP

San Francisco, California

February 26, 2010

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
Assets
Cash	$1,187	$1,325
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2009 and $1,400 in 2008	70,597	86,011
Income Taxes Receivable	6,251	7,927

Rental Equipment, at cost:
Relocatable Modular Buildings	504,415	503,678
Electronic Test Equipment	239,152	255,778
Liquid and Solid Containment Tanks and Boxes	83,891	46,288

	827,458	805,744
Less Accumulated Depreciation	(277,238)	(253,506)

Rental Equipment, net	550,220	552,238

Property, Plant and Equipment, net	74,110	76,763
Prepaid Expenses and Other Assets	14,240	18,633
Intangible Assets, net	13,670	14,136
Goodwill	27,661	27,464

Total Assets	$757,936	$784,497

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$247,334	$305,500
Accounts Payable and Accrued Liabilities	50,975	55,471
Deferred Income	24,744	28,055
Deferred Income Taxes, net	167,470	145,590

Total Liabilities	490,523	534,616

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—23,795 shares in 2009 and 23,709 shares in 2008	50,869	45,754
Retained Earnings	216,544	204,127

Total Shareholders’ Equity	267,413	249,881

Total Liabilities and Shareholders’ Equity	$757,936	$784,497

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Revenues
Rental	$186,442	$197,236	$185,317
Rental Related Services	33,352	34,080	34,713

Rental Operations	219,794	231,316	220,030
Sales	53,376	70,404	57,829
Other	2,473	2,439	2,550

Total Revenues	275,643	304,159	280,409

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	57,215	57,115	51,642
Rental Related Services	25,271	24,728	24,257
Other	33,147	36,661	33,363

Total Direct Costs of Rental Operations	115,633	118,504	109,262
Cost of Sales	38,695	49,917	40,591

Total Costs of Revenues	154,328	168,421	149,853

Gross Profit	121,315	135,738	130,556
Selling and Administrative Expenses	60,236	58,059	50,026

Income from Operations	61,079	77,679	80,530
Interest Expense	7,105	9,977	10,719

Income before Provision for Income Taxes	53,974	67,702	69,811
Provision for Income Taxes	20,649	26,498	27,337

Income before Minority Interest	33,325	41,204	42,474
Minority Interest in Income of Subsidiary	—	—	64

Net Income	$33,325	$41,204	$42,410

Earnings Per Share:
Basic	$1.40	$1.74	$1.68
Diluted	$1.40	$1.72	$1.67
Shares Used in Per Share Calculations:
Basic	23,745	23,740	25,231
Diluted	23,869	23,944	25,443
Cash Dividends Declared Per Share	$0.88	$0.80	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2006	25,090	$33,963	$196,829	$230,792
Net Income	—	—	42,410	42,410
Repurchase of Common Stock	(798)	(1,077)	(19,112)	(20,189)
Non-Cash Stock-Based Compensation	—	3,457	—	3,457
Exercise of Stock Options	286	4,194	—	4,194
Excess Tax Benefit from the Exercise of Stock Options	—	1,380	—	1,380
Dividends Declared of $0.72 Per Share	—	—	(18,013)	(18,013)
Balance at December 31, 2007	24,578	$41,917	$202,114	$244,031
Net Income	—	—	41,204	41,204
Repurchase of Common Stock	(969)	(1,663)	(20,237)	(21,900)
Non-Cash Stock-Based Compensation	—	3,766	—	3,766
Issuance of Common Stock	40	696	—	696
Exercise of Stock Options	60	898	—	898
Excess Tax Benefit from the Exercise of Stock Options	—	140	—	140
Balance at December 31, 2008	23,709	$45,754	$204,127	$249,881
Dividends Declared of $0.80 Per Share	—	—	(18,954)	(18,954)
Net Income	—	—	33,325	33,325
Non-Cash Stock-Based Compensation	—	3,598	—	3,598
Exercise of Stock Options	86	1,098	—	1,098
Excess Tax Benefit from the Exercise of Stock Options	—	419	—	419
Dividends Declared of $0.88 Per Share	—	—	(20,908)	(20,908)
Balance at December 31, 2009	23,795	$50,869	$216,544	$267,413

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$33,325	$41,204	$42,410
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	63,130	60,416	54,002
Provision for Doubtful Accounts	1,389	1,761	1,195
Non-Cash Stock-Based Compensation	3,598	3,766	3,457
Gain on Sale of Used Rental Equipment	(10,892)	(11,185)	(10,027)
Change In:
Accounts Receivable	14,121	(15,102)	(8,422)
Income Taxes Receivable	1,676	(7,927)	—
Prepaid Expenses and Other Assets	4,079	(2,475)	(1,721)
Accounts Payable and Accrued Liabilities	(6,595)	(531)	(631)
Deferred Income	(3,311)	(893)	3,096
Deferred Income Taxes	21,880	29,704	11,533

Net Cash Provided by Operating Activities	122,400	98,738	94,892

Cash Flows from Investing Activities:
Payments Related to Acquisition of Adler Tanks	(2,100)	(88,297)	—
Purchase of Rental Equipment	(70,479)	(95,823)	(104,010)
Purchase of Property, Plant and Equipment	(2,151)	(13,552)	(10,482)
Purchase of Minority Interest in Subsidiary	—	—	(3,756)
Proceeds from Sale of Used Rental Equipment	29,255	29,346	25,694

Net Cash Used in Investing Activities	(45,475)	(168,326)	(92,554)

Cash Flows from Financing Activities:
Net Borrowings (Payments) Under Bank Lines of Credit	(46,166)	119,771	44,172
Principal Payments on Senior Notes	(12,000)	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	1,098	898	4,194
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	419	140	1,380
Repurchase of Common Stock	—	(24,418)	(17,670)
Payment of Dividends	(20,414)	(18,568)	(17,673)

Net Cash Provided by (Used in) Financing Activities	(77,063)	65,823	2,403

Net Increase (Decrease) in Cash	(138)	(3,765)	4,741
Cash Balance, beginning of period	1,325	5,090	349

Cash Balance, end of period	$1,187	$1,325	$5,090

Interest Paid, during the period	$7,412	$10,073	$10,718

Net Income Taxes Paid (Refunds Received), during the period	$(3,321)	$4,581	$14,424

Dividends Declared, not yet paid	$5,235	$4,742	$4,536

Rental Equipment Acquisitions, not yet paid	$10,429	$8,329	$7,403

Common Stock Issued for the Acquisition of Adler Tanks	$—	$696	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the Company) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental products; relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: its modular building division (“Mobile Modular”), its electronic test equipment division (“TRS-RenTelco”), its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and its classroom manufacturing business selling modular classrooms in California (“Enviroplex”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp and its 100% owned subsidiaries: Mobile Modular Management Corporation, Enviroplex Inc., TRS-RenTelco Inc. and Adler Tank Rentals, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond month end are recorded as deferred income and are recognized as earned. Rental related services revenue is primarily associated with relocatable modular building leases and consists of billings to customers for modifications, delivery, installation, building, additional site related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with the customer and is recognized on a straight-line basis over the term of the lease.

Sales revenue is recognized upon delivery and installation of the equipment to the customer. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site related work, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease. Costs of rental related services associated with liquid and solid containment solutions consists of costs of delivery, removal and cleaning of the tanks and boxes. These costs are recognized in the period the service is performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its sale considering current market conditions. Impairment loss, if any, for identifiable indefinite lived intangible assets is determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the year ended December 31, 2009, 2008 and 2007.

Other Direct Costs of Rental Operations

Other direct costs of rental operations include direct labor, supplies, repairs, insurance, property taxes, license fees and certain modular lease costs charged to the customer in the negotiated rental rate, which are recognized on a straight-line basis over the term of the lease.

Cost of Sales

Cost of sales in the Consolidated Statements of Income includes the carrying value of the equipment sold and all direct costs associated with the sale.

Warranty Reserves

Sales of new relocatable modular buildings, electronic test equipment and related accessories and liquid and solid containment tanks and boxes not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes with no residual values. Depreciation expense is included in “Selling and Administrative Expenses” in the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2009	2008
Land		$26,046	$26,046
Land improvements	20 –50	31,732	30,900
Buildings	30	16,873	16,688
Furniture, Office and Computer Equipment	5 – 10	16,738	16,326
Machinery and Service Equipment	5 – 20	3,400	3,364

		94,789	93,324
Less Accumulated Depreciation		(21,137)	(16,947)

		73,652	76,377
Construction In Progress		458	386

		$74,110	$76,763

Construction in progress at December 31, 2009 and 2008 consisted primarily of costs related to information technology projects.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Goodwill and Intangible Assets

Goodwill and intangible assets primarily consists of intangible assets of $39.9 million from the 2008 acquisition of Adler Tanks. Intangible assets related to customer relationships are amortized over eleven years. Intangible assets related to goodwill and trade name are not amortized, but are evaluated for impairment at least annually. At December 31, 2009, and 2008, goodwill and trade name intangible assets which have indefinite lives totaled $33.4 million and $33.2 million, respectively. (See Note 10)

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the years ended December 31, 2009, 2008 and 2007 was 123,729, 204,168, and 212,241, respectively. Stock options to purchase 2,435,969, 1,077,000, and 530,000 shares in 2009, 2008 and 2007, respectively, of the Company’s common stock were not included

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the computation of diluted EPS because the exercise price exceeded the average market price and the effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of Mobile Modular end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services were $17.8 million and $19.5 million at December 31, 2009 and 2008, respectively. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2009	2008
Beginning Balance, January 1	$1,400	$1,400
Acquired Adler Tanks Reserve (see Note 9)	53	75
Provision for doubtful accounts	1,389	1,761
Write-offs, net of recoveries	(1,141)	(1,836)

Ending Balance, December 31	$1,700	$1,400

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $24.8 million and $37.7 million compared to the recorded value of $24.0 million and $36.0 million as of December 31, 2009 and 2008, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Stock-Based Compensation

The Company measures stock-based compensation expense based on grant date fair value and recognizes that expense in earnings over the service period of each award. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the expected number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation amounts recognized in the Consolidated Statements of Income.

For the years ended December 31, 2009, 2008 and 2007, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $3.6 million, $3.8 million and $3.5 million, before provision for income taxes, respectively. The Company recorded a tax benefit of approximately $1.4 million, $1.5 million and $1.4 million related to the aforementioned stock-based compensation expenses. For the years ended December 31, 2009, 2008 and 2007, the stock-based compensation expenses, net of taxes, reduced net income by $2.2 million, $2.3 million and $2.1 million, respectively or $0.09, $0.10, and $0.08 per diluted share for each period, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected term (in years)	5.0	5.0	5.0
Expected volatility	45.2%	33.3%	29.6%
Expected dividend yields	5.6%	3.8%	2.3%
Risk-free interest rates	2.0%	2.8%	4.6%

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

The weighted average fair value per share of grants at grant dates was $3.91, $4.69 and $8.46 during the years ended 2009, 2008 and 2007, respectively.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative United States generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the Codification all existing non-SEC accounting and reporting standards were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. The Codification does not change or alter existing GAAP. The Company’s consolidated financial statements have been conformed to the Codification.

In June 2009, the FASB issued new guidance to improve financial reporting by enterprises involved with variable interest entities (VIE). This new guidance amends current GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE;

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. The Company will implement these new requirements in its first quarter of fiscal 2010. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

In May 2009, the FASB issued new guidance on regarding subsequent events. This updated guidance establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the FASB’s new guidance regarding the determination of the useful lives of intangible assets. This new guidance amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset. The adoption did not have any significant impact on the Company’s consolidated financial statements.

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

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2009	2008
Gross minimum lease payments receivable	$3,148	$4,931
Less—unearned interest	(356)	(582)

Net investment in sales type lease receivables	$2,792	$4,349

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the future minimum lease payments under non-cancelable leases to be received in 2010 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2010	$2,808
2011	282
2012	52
2013	6
2014 and thereafter	—

Total minimum future lease payments	$3,148

NOTE 4.	NOTES PAYABLE

Notes Payable consist of the following:

(in thousands)	December 31,
	2009	2008
5.08% Senior Notes due in 2011	$24,000	$36,000
Unsecured Revolving Lines of Credit	223,334	269,500

	$247,334	$305,500

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the third payment made on June 2, 2009 which reduced the principal balance to $24.0 million. Among other restrictions, the Note Agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1.00. At December 31, 2009 the actual ratio was 3.53 to 1.00.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00. At December 31, 2009 the actual ratio was 1.94 to 1.00.

•

Permit tangible net worth (as defined to include the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At December 31, 2009, such sum was $254.2 million and the actual tangible net worth of the Company was $265.2 million.

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

In June, 2008, the Company entered into a Credit Facility Letter Agreement with Union Bank, N.A. and a Credit Line Note in favor of Union Bank, N.A., extending its $5.0 million line of credit facility related to its cash management services (“Sweep Service

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union, N.A. for its cash management services.

At December 31, 2009, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $223.3 million was outstanding, leaving capacity to borrow up to an additional $131.7 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1.00 under the Company’s credit facilities. At December 31, 2009 the actual ratio was 3.32 to 1.00.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1.00 under the Company’s credit facilities. At December 31, 2009 the actual ratio was 2.81 to 1.00.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1.00 under the Company’s credit facilities. At December 31, 2009 the actual ratio was 1.94 to 1.00.

At December 31, 2009, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2009	2008
Maximum amount outstanding	$272,500	$276,500
Average amount outstanding	$249,622	$186,265
Weighted average interest rate, during the period	2.22%	4.19%
Weighted average interest rate, end of period	1.76%	2.78%
Prime interest rate, end of period	3.25%	3.25%

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2009	2008	2007
Current	$(1,231)	$(3,206)	$16,228
Deferred	21,880	29,704	11,109

	$20,649	$26,498	$27,337

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6	4.7	4.2
Other	(0.3)	(0.6)	—

	38.3%	39.1%	39.2%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2009	2008
Deferred Tax Liabilities:
Accelerated Depreciation	$170,218	$150,633
Prepaid Costs Currently Deductible	4,220	5,542
Deferred Revenues	3,424	12
Other	741	—

Total Deferred Tax Liabilities	178,603	156,187
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	5,476	6,022
Allowance for Doubtful Accounts	660	517
Stock Based Compensation	4,997	3,670
Other	—	388

Total Deferred Tax Assets	11,133	10,597

Deferred Income Taxes, net	$167,470	$145,590

In 2009, 2008 and 2007 the Company obtained an excess tax benefit of $0.4 million, $0.1 million and $1.4 million respectively, from the exercise of non-qualified options and early disposition of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2009 and 2008. In addition, there have been no material changes in unrecognized benefits during 2009, 2008 and 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant.

NOTE 6.	BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards previously granted under the 1998 Plan, were reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The 2007 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other rights and benefits. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaced the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan (the “2000 Plan”).

Stock Options

As of December 31, 2009, a cumulative total of 5,853,500 shares subject to options have been granted with exercise prices ranging from $7.81 to $34.28. Of these, options have been exercised for the purchase of 1,674,831 shares, while options for 674,350 shares have been terminated, and options for 3,504,319 shares remain outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of McGrath RentCorp’s non-employee advisors. As of December 31, 2009, 1,464,450 shares remain available for issuance of awards under the stock plans.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2009 are as follows:

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	2,985,942	$23.35	2,173,346	$24.30	2,015,219	$20.72
Options granted during the year	680,000	15.62	949,000	20.83	574,000	31.27
Options exercised during the year	(86,823)	12.64	(59,354)	15.13	(285,273)	14.70
Options terminated during the year	(74,800)	23.29	(77,050)	25.64	(130,600)	20.54

Options outstanding at December 31,	3,504,319	22.09	2,985,942	23.35	2,173,346	24.30

Options exercisable at December 31,	2,011,869	23.30	1,399,817	22.82	952,846	20.56

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2009 and 2008 was $0.9 million and zero, respectively, and had a weighted average remaining contract life of 5.17 years and 5.88 years, respectively. There was no intrinsic value for options exercisable as of December 31, 2009 and 2008 which had a weighted average remaining contract life of 4.92 years and 5.66 years, respectively. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $0.6 million, $0.4 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, determined as of the date of option exercise. As of December 31, 2009, there was approximately $6.6 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 2.9 years.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$ 5–10	1,250	1.17	$9.88	1,250	$9.88
10–15	199,800	3.11	11.99	185,050	12.00
15–20	867,300	5.67	15.66	207,300	15.76
20–25	1,360,969	5.14	21.27	866,319	21.56
25–30	580,000	5.89	28.78	446,850	29.40
30–35	495,000	4.24	31.38	305,100	31.31

5–35	3,504,319	5.17	22.09	2,011,869	23.30

Restricted Stock Units

The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested as of December 31, 2008	—
Restricted stock granted during the year	40,000	$15.62
Restricted stock vested during the year	(3,200)	$15.62
Restricted stock forfeited during the year	(16,800)	$15.62

Restricted stock unvested as of December 31, 2009	20,000	$15.62

Stock-based compensation expense for restricted stock for the year ended December 31, 2009 was $0.3 million. As of December 31, 2009, the total unrecognized compensation expense net of forfeitures relate to unvested awards not yet recognized was $0.1 million and is expected to be recognized over a period of 3 months.

Employee Stock Ownership Plan

In 1985, the Company established an Employee Stock Ownership Plan. Under the terms of the plan, as amended, the Company makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $0.7 million for 2008 and $1.4 million for 2007. There was no contribution approved in 2009.

401(k) Plans

In 1995, McGrath RentCorp established a contributory retirement plan, the McGrath RentCorp 401(k) Plan, as amended, covering eligible employees of McGrath RentCorp with at least three months of service. The McGrath RentCorp 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. McGrath

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RentCorp, at its discretion, may make contributions. Contributions are expensed in the year approved. In 2009, an employer contribution of $0.9 million was approved by the Board of Directors. There were no contributions approved in 2008 and 2007.

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $43,000, $30,000 and $31,000 in 2009, 2008 and 2007, respectively.

NOTE 7.    SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in 2009. During 2008 and 2007, the Company repurchased 968,746 and 797,643 shares of common stock, respectively, for an aggregate repurchase price of $21.9 million and $20.2 million or an average price of $22.61 and $25.31 per share, respectively. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. As of December 31, 2009, 2,000,000 shares remain authorized for repurchase.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under various operating leases. Most of the lease agreements provide the Company with the option of renewing its lease at the end of the lease term, at the fair rental value. In most cases, management expects that in the normal course of business, facility leases will be renewed or replaced by other leases. Minimum payments under these leases, exclusive of property taxes and insurance, are as follows:

(in thousands)

Year Ended December 31,
2010	$1,591
2011	1,286
2012	948
2013	948
2014	620
Thereafter	2,425

$7,818

Rent expense was $1.6 million, $1.0 million and $1.1 million in 2009, 2008 and 2007, respectively.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    ACQUISITION

On December 11, 2008, the Company, through its newly created wholly-owned subsidiary Adler Tank Rentals, LLC, a Delaware limited liability company (the “Purchaser”), completed the purchase of substantially all of the assets of the liquid and solid containment tanks and boxes rental business (“Adler Tanks”) of Adler Tank Rentals, LLC, a New Jersey limited liability company. Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired Adler Tanks for a total purchase price of $91.1 million, which consisted of $88.1 million in cash, 40,000 shares of the Company’s common stock valued at $0.7 million, $1.3 million of certain liabilities relating to Adler Tanks and $1.0 million of transaction costs. The Company financed the acquisition from its $350.0 million credit facility. Adler Tanks’ results have been included in the Company’s Consolidated Statements of Income since December 11, 2008.

The acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to Adler Tanks’ assets based upon their fair value as of the date of the transaction. Based upon the allocation of the purchase price and management’s estimate of fair value based upon an independent valuation, the purchase price allocation was as follows:

(in thousands)
Rental Equipment	$43,706
Intangible Assets:
Goodwill	25,863
Customer Relationship	8,500
Trade Name	5,700
Accounts Receivable, net	5,705
Property, Plant and Equipment	2,390
Prepaid Expenses and Other Assets	300
Accounts Payable and Accrued Liabilities	(1,070)

Total Purchase Price	$91,094

A valuation of the purchased assets was performed to determine the fair value of each identifiable tangible and intangible asset and allocate the purchase price among the acquired assets and assumed liabilities. Standard valuation procedures and techniques were utilized in determining the fair values. Of the $25.9 million fair value allocated to goodwill, $25.2 million is deductible for tax purposes.

In November 2007, the Company purchased the remaining minority interest in Enviroplex Inc., a classroom manufacturing business selling modular classrooms in California. The stock purchase was for $3.8 million in cash and increased the Company’s ownership of Enviroplex Inc. from 81.1% to 100%. The purchased assets and assumed liabilities were recorded at their estimated fair values at the date of acquisition. With the exception of land, the assets and liabilities acquired had a cost basis that approximated fair value. The cost basis of the Enviroplex Inc. land was increased by $0.2 million to reflect estimated fair value.

NOTE 10.    GOODWILL AND INTANGIBLE ASSETS

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets.

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets on an annual basis regardless if there is evidence of impairment. If

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

The Company follows a two-step impairment test to identify potential impairment and measure the amount of the impairment loss to be recognized. In the first step, the fair value of the reporting unit is compared to its carrying value to determine if the goodwill and intangible assets are impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill and intangible assets.

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended 2009, 2008 or 2007. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

The following table shows the activity and balances related to goodwill from January 1, 2008:

(in thousands)
Goodwill at January 1, 2008,	$1,798
Acquisitions[1]	25,666
Adjustments	—

Goodwill at December 31, 2008	27,464
Acquisitions	—
Adjustments[2]	197

Goodwill at December 31, 2009	$27,661
1	In 2008, the Company completed the acquisition of Adler Tank, which became a wholly owned subsidiary of the Company.
2	Represents final working capital adjustments and final acquisition costs associated with the Adler Tank acquisition.

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2009	2008
Trade name	Indefinite	$5,700	$5,700
Customer Relationships	11 years	8,814	8,500

		14,514	14,200
Less Accumulated Amortization		(844)	(64)

		$13,670	$14,136

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2009 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2010 through 2014 and thereafter.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company purchased liquid and solid containment tanks totaling $14.1 million and $0.3 million, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.7 million in 2009. These payments were not significant in 2008. Amounts due to related parties at December 31, 2009 and 2008 were $1.0 million and $0.4 million, respectively.

NOTE 12.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2009 through February 26, 2010, the date these consolidated financial statements were issued. During this period the Company did not have any material subsequent events that require disclosure in these consolidated financial statements.

NOTE 13.	SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2009, 2008 and 2007, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2009
Rental Revenues	$92,331	$75,500	$18,611	$—	$186,442
Rental Related Services Revenues	25,174	1,970	6,208	—	33,352
Sales and Other Revenues	25,782	22,444	204	7,419	55,849
Total Revenues	143,287	99,914	25,023	7,419	275,643
Depreciation of Rental Equipment	13,718	40,175	3,322	—	57,215
Gross Profit	73,597	32,573	13,910	1,235	121,315
Interest Expense (Income) Allocation	4,199	2,213	893	(200)	7,105
Income (Loss) before Provision for Income Taxes	42,090	8,482	4,451	(1,049)	53,974
Rental Equipment Acquisitions	13,298	22,842	37,751	—	73,891
Accounts Receivable, net (period end)	41,165	20,578	7,313	1,541	70,597
Rental Equipment, at cost (period end)	504,415	239,152	83,891	—	827,458
Rental Equipment, net book value (period end)	368,302	101,902	80,016	—	550,220
Utilization (period end)[2]	69.0%	63.0%	67.6%
Average Utilization[2]	73.4%	61.5%	70.3%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2008
Rental Revenues	$103,236	$92,982	$1,018	$—	$197,236
Rental Related Services Revenues	31,484	2,024	572	—	34,080
Sales and Other Revenues	26,339	26,844	176	19,484	72,843
Total Revenues	161,059	121,850	1,766	19,484	304,159
Depreciation of Rental Equipment	13,311	43,599	205	—	57,115
Gross Profit	81,512	47,959	929	5,338	135,738
Interest Expense (Income) Allocation	6,694	3,663	56	(436)	9,977
Income before Provision for Income Taxes	45,537	19,062	516	2,587	67,702
Rental Equipment Acquisitions	38,437	56,631	46,432	—	141,500
Accounts Receivable, net (period end)	51,042	22,916	6,524	5,530	86,011
Rental Equipment, at cost (period end)	503,678	255,778	46,288	—	805,744
Rental Equipment, net book value (period end)	376,606	129,573	46,059	—	552,238
Utilization (period end)[2]	81.0%	64.0%	70.3%
Average Utilization[2]	81.6%	68.1%	—

2007
Rental Revenues	$100,541	$84,776	$—	$—	$185,317
Rental Related Services Revenues	32,982	1,731	—	—	34,713
Sales and Other Revenues	30,003	19,727	—	10,649	60,379
Total Revenues	163,526	106,234	—	10,649	280,409
Depreciation of Rental Equipment	12,383	39,259	—	—	51,642
Gross Profit	83,777	43,643	—	3,136	130,556
Interest Expense (Income) Allocation	7,575	3,705	—	(561)	10,719
Income before Provision for Income Taxes	49,164	19,730	—	917	69,811
Rental Equipment Acquisitions	33,752	68,230	—	—	101,982
Accounts Receivable, net (period end)	40,928	21,777	—	4,356	67,061
Rental Equipment, at cost (period end)	475,077	232,349	—	—	707,426
Rental Equipment, net book value (period end)	358,017	127,997	—	—	486,014
Utilization (period end)[2]	82.8%	69.3%	—
Average Utilization[2]	82.3%	68.3%	—
1	Gross Enviroplex sales revenues were $8,106, $21,674 and $11,755 in 2009, 2008 and 2007, respectively, which includes inter-segment sales to Mobile Modular of $687, $2,190 and $1,106, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2009, 2008 and 2007. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2009 is summarized below:

(in thousands, except per share amounts)	2009
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$48,372	$45,083	$45,898	$47,089	$186,442
Total Revenues	67,155	66,474	75,500	66,514	275,643
Gross Profit	30,380	28,951	31,634	30,350	121,315
Income from Operations	14,803	13,486	17,334	15,452	61,079
Income Before Provision for Income Taxes	12,920	11,533	15,647	13,870	53,974
Net Income	7,868	7,024	9,529	8,902	33,325
Earnings Per Share:
Basic	$0.33	$0.30	$0.40	$0.37	$1.40
Diluted	$0.33	$0.30	$0.40	$0.37	$1.40
Dividends Declared Per Share	$0.22	$0.22	$0.22	$0.22	$0.88
Shares Used in Per Share Calculations:
Basic	23,714	23,738	23,752	23,775	23,745
Diluted	23,829	23,804	23,876	23,950	23,869
Balance Sheet Data
Rental Equipment, net	$552,138	$549,880	$547,362	$550,220	$550,220
Total Assets	767,274	753,343	757,861	757,936	757,936
Notes Payable	293,666	268,583	261,500	247,334	247,334
Shareholders’ Equity	253,682	256,831	262,104	267,415	267,415

	2008
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$48,236	$48,846	$50,023	$50,131	$197,236
Total Revenues	65,415	73,953	86,315	78,476	304,159
Gross Profit	32,894	33,115	36,454	33,275	135,738
Income from Operations	19,350	18,885	21,551	17,893	77,679
Income Before Provision for Income Taxes	16,883	16,594	19,026	15,199	67,702
Net Income	10,265	10,089	11,568	9,282	41,204
Earnings Per Share:
Basic	$0.43	$0.43	$0.49	$0.39	$1.74
Diluted	$0.43	$0.42	$0.48	$0.39	$1.72
Dividends Declared Per Share	$0.20	$0.20	$0.20	$0.20	$0.80
Shares Used in Per Share Calculations:
Basic	23,978	23,641	23,663	23,677	23,740
Diluted	24,094	23,890	23,996	23,831	23,944
Balance Sheet Data
Rental Equipment, net	$493,245	$508,512	$512,141	$552,238	$552,238
Total Assets	643,189	674,730	686,920	784,497	784,497
Notes Payable	218,755	234,725	222,350	305,500	305,500
Shareholders’ Equity	229,011	235,738	244,090	249,881	249,881

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation as of December 31, 2009, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2009, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 55.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 8, 2010, which will be filed with the Securities and Exchange Commission by not later than April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 8, 2010, which will be filed with the Securities and Exchange Commission by not later than April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 8, 2010, which will be filed with the Securities and Exchange Commission by not later than April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 8, 2010, which will be filed with the Securities and Exchange Commission by not later than April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its Annual Shareholders’ Meeting to be held June 8, 2010, which will be filed with the Securities and Exchange Commission by not later than April 30, 2010.

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

Date: February 26, 2010	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 26, 2010

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 26, 2010

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 26, 2010

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman Emeritus	February 26, 2010

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 26, 2010

/s/ Ronald H. Zech RONALD H. ZECH	Chairman of the Board	February 26, 2010

McGRATH RENTCORP

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on June 4, 2008.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (filed August 7, 2008), and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005) and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 25, 2009), and incorporated herein by reference.

4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004) and incorporated herein by reference.

4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009) and incorporated herein by reference.

4.2	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008) and incorporated herein by reference.

4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008) and incorporated herein by reference.

4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.

4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.

Number	Description	Method of Filing

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 25, 2009), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 25, 2009), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.5	Asset Purchase Agreement, dated as of November 26, 2008, by and between Abrams Rentals LLC, Adler Tank Rentals, LLC each of Steve Adler and Howard Werner, and the Company.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 12, 2008) and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.