Form 10-Q
period 2010-03-31
MCGRATH RENTCORP
filed 2010-05-06
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer   ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

As of May 6, 2010, 23,917,291 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties as set forth under “Risk Factors” in this form 10-Q. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, California
May 6, 2010

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
REVENUES
Rental	$45,133	$48,372
Rental Related Services	7,116	9,137

Rental Operations	52,249	57,509
Sales	8,937	8,955
Other	544	691

Total Revenues	61,730	67,155

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	13,770	14,751
Rental Related Services	5,326	6,821
Other	8,972	8,530

Total Direct Costs of Rental Operations	28,068	30,102
Costs of Sales	5,880	6,673

Total Costs of Revenue	33,948	36,775

Gross Profit	27,782	30,380
Selling and Administrative Expenses	15,411	15,577

Income from Operations	12,371	14,803
Interest Expense	1,509	1,883

Income Before Provision for Income Taxes	10,862	12,920
Provision for Income Taxes	4,214	5,052

Net Income	$6,648	$7,868

Earnings Per Share:
Basic	$0.28	$0.33
Diluted	$0.28	$0.33

Shares Used in Per Share Calculation:
Basic	23,826	23,714
Diluted	24,075	23,829

Cash Dividends Declared Per Share	$0.225	$0.220

The accompanying notes are an integral part of these consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	March 31, 2010	December 31, 2009
ASSETS
Cash	$377	$1,187
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2010 and 2009	63,041	70,597
Income Taxes Receivable	6,251	6,251

Rental Equipment, at cost:
Relocatable Modular Buildings	506,585	504,018
Electronic Test Equipment	240,269	239,152
Liquid and Solid Containment Tanks and Boxes	92,957	80,916

	839,811	824,086
Less Accumulated Depreciation	(285,130)	(276,848)

Rental Equipment, net	554,681	547,238

Property, Plant and Equipment, net	77,103	77,092
Prepaid Expenses and Other Assets	12,364	14,240
Intangible Assets, net	13,470	13,670
Goodwill	27,661	27,661

Total Assets	$754,948	$757,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$242,047	$247,334
Accounts Payable and Accrued Liabilities	51,505	50,975
Deferred Income	19,365	24,744
Deferred Income Taxes, net	170,175	167,470

Total Liabilities	483,092	490,523

Shareholders’ Equity:
Common Stock, no par value -
Authorized – 40,000 shares
Issued and Outstanding – 23,917 shares in 2010 and 23,795 shares in 2009	54,061	50,869
Retained Earnings	217,795	216,544

Total Shareholders’ Equity	271,856	267,413

Total Liabilities and Shareholders’ Equity	$754,948	$757,936

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,648	$7,868
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,256	16,211
Provision for Doubtful Accounts	275	319
Non-Cash Stock-Based Compensation	1,019	975
Gain on Sale of Used Rental Equipment	(2,168)	(1,698)
Change In:
Accounts Receivable	7,281	12,338
Prepaid Expenses and Other Assets	1,876	2,171
Accounts Payable and Accrued Liabilities	1,058	(4,962)
Deferred Income	(5,379)	(5,844)
Deferred Income Taxes	2,705	4,570

Net Cash Provided by Operating Activities	28,571	31,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to Acquisition of Adler Tanks	—	(1,049)
Purchase of Rental Equipment	(25,063)	(20,412)
Purchase of Property, Plant and Equipment	(1,199)	(110)
Proceeds from Sale of Used Rental Equipment	5,231	4,942

Net Cash Used in Investing Activities	(21,031)	(16,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Payments Under Bank Lines of Credit	(5,287)	(11,834)
Proceeds from the Exercise of Stock Options	1,846	164
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	326	16
Payment of Dividends	(5,235)	(4,742)

Net Cash Used in Financing Activities	(8,350)	(16,396)

Net Decrease in Cash	(810)	(1,077)
Cash Balance, beginning of period	1,187	1,325

Cash Balance, end of period	$377	$248

Interest Paid, during the period	$1,219	$1,803

Income Taxes Paid, during the period	$1,161	$467

Dividends Declared, not yet paid	$5,396	$5,220

Rental Equipment Acquisitions, not yet paid	$9,740	$5,260

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the three months ended March 31, 2010 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

Certain prior period amounts have been reclassified to conform to current year presentation, including $3.0 million of net capital assets from rental equipment, net to property, plant and equipment, net. This reclassification had no impact on gross profit, net income, earnings per share or operating cash flows.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve financial reporting by enterprises involved with variable interest entities (“VIE”). This new guidance amends current GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. The Company implemented these new requirements in its first quarter of fiscal 2010. The adoption of this accounting guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on its condensed consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2010 and 2009 was 249,043 and 114,506 shares, respectively. For the three months ended March 31, 2010 and 2009, stock options to purchase 1,426,700 and 2,493,269 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the related periods and the effect would have been anti-dilutive.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

NOTE 4. RELATED PARTY TRANSACTIONS

The Company purchased liquid and solid containment tanks totaling $4.5 million during the three months ended March 31, 2010, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.2 million in the three months ended March 31, 2010. Amounts due to related parties at March 31, 2010 totaled $2.0 million.

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010. During this period the Company did not have any material subsequent events that require disclosure in these condensed consolidated financial statements.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”) and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2010 and 2009 for the Company’s reportable segments is shown in the following table:

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
Three Months Ended March 31,
2010
Rental Revenues	$20,588	$18,507	$6,038	$—	$45,133
Rental Related Services Revenues	4,926	521	1,669	—	7,116
Sales and Other Revenues	1,985	5,317	31	2,148	9,481
Total Revenues	27,499	24,345	7,738	2,148	61,730
Depreciation of Rental Equipment	3,428	9,247	1,095	—	13,770
Gross Profit	14,169	8,675	4,262	676	27,782
Selling and Administrative Expenses	6,650	5,396	2,674	691	15,411
Income (Loss) from Operations	7,519	3,279	1,588	(15)	12,371
Interest Expense (Income) Allocation	879	447	232	(49)	1,509
Income before Provision for Income Taxes	6,640	2,832	1,356	34	10,862
Rental Equipment Acquisitions	4,143	8,068	12,066	—	24,277
Accounts Receivable, net (period end)	34,734	18,608	8,224	1,475	63,041
Rental Equipment, at cost (period end)	506,585	240,269	92,957	—	839,811
Rental Equipment, net book value (period end)	367,853	98,484	88,344	—	554,681
Utilization (period end)[2]	67.6%	65.8%	63.2%
Average Utilization[2]	68.0%	64.6%	64.1%

2009
Rental Revenues	$24,855	$19,498	$4,019	$—	$48,372
Rental Related Services Revenues	7,193	471	1,473	—	9,137
Sales and Other Revenues	3,608	5,466	7	565	9,646
Total Revenues	35,656	25,435	5,499	565	67,155
Depreciation of Rental Equipment	3,430	10,640	681	—	14,751
Gross Profit	19,285	7,799	3,283	13	30,380
Selling and Administrative Expenses	7,197	5,777	1,852	751	15,577
Income (Loss) from Operations	12,088	2,022	1,431	(738)	14,803
Interest Expense (Income) Allocation	1,120	602	209	(48)	1,883
Income (Loss) before Provision for Income Taxes	10,968	1,420	1,222	(690)	12,920
Rental Equipment Acquisitions	2,800	4,273	10,822	—	17,895
Accounts Receivable, net (period end)	44,338	21,925	5,067	2,024	73,354
Rental Equipment, at cost (period end)	505,379	250,916	54,639	—	810,934
Rental Equipment, net book value (period end)	375,376	120,533	53,754	—	549,663
Utilization (period end)[2]	76.6%	59.9%	56.5%
Average Utilization[2]	78.3%	61.4%	64.5%

1.	Gross Enviroplex sales revenues were $2,148 and $565 for the three months ended March 31, 2010 and 2009, respectively. There were no inter-segment sales to Mobile Modular in those periods, which require elimination in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2010 and 2009. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010 (the “2009 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2009 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2009 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the three months ended March 31, 2010, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 61%, 26%, 13% and 0% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 85%, 11%, 9% and negative 5% for the same period in 2009. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

In 2008, the Company began operations in three new areas: (1) the portable storage business under the name Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California, which in 2009 was extended to Southern California, Texas and Florida; (2) the environmental test equipment rental business under TRS-Environmental, offering a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase; and (3) the liquid and solid containment tanks and boxes rental business through the acquisition of Adler Tank Rentals, LLC on December 11, 2008. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 1% of the Company’s total revenues in the three months ended March 31, 2010. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 1% of the Company’s total revenues in the three months ended March 31, 2010.

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

The Company’s modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2009 Annual Report and “Item 1A. Risk Factors – A significant reduction of, or delay in, funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 85% and 86% of consolidated revenues in the three months ended March 31, 2010 and 2009, respectively. Of the total rental operations revenues for the three months ended March 31, 2010, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 49%, 36% and 15%, respectively, compared to 55%, 35% and 10%, respectively, in the same period of 2009. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes that are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2010 and 2009, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 15% and 14%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2010 and 2009, Mobile Modular and Enviroplex comprised 44% and 43%, respectively, and TRS-RenTelco comprised 56% and 57%, respectively. Adler Tanks sales and other revenues for the three months ended March 31, 2010 and 2009 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

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

To supplement the Company’s financial data presented on a basis consistent with generally accepted accounting principles (“GAAP”), the Company presents Adjusted EBITDA which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate the Company’s period-to-period operating performance and evaluate the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available to operations and the performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non–GAAP measures used by other companies. Unlike EBITDA which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Since Adjusted EBITDA is a non-GAAP financial measure as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2010	2009	2010	2009
Net Income	$6,648	$7,868	$32,102	$38,806
Provision for Income Taxes	4,214	5,052	19,810	24,931
Interest	1,509	1,883	6,731	9,393

Income from Operations	12,371	14,803	58,643	73,130
Depreciation and Amortization	15,256	16,211	62,175	62,577
Non-Cash Stock-Based Compensation	1,019	975	3,647	3,810

Adjusted EBITDA[1]	$28,646	$31,989	$124,465	$139,517

Adjusted EBITDA Margin[2]	46%	48%	46%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2010	2009	2010	2009
Adjusted EBITDA[1]	$28,646	$31,989	$124,465	$139,517
Interest Paid	(1,219)	(1,803)	(6,924)	(9,715)
Income Taxes (Paid) Refunds Received	(1,161)	(467)	2,627	(4,209)
Gain on Sale of Rental Equipment	(2,168)	(1,698)	(11,362)	(10,544)
Change in certain assets and liabilities:
Accounts Receivable, net	7,556	12,338	10,313	(7,367)
Prepaid Expenses and Other Assets	1,876	2,171	3,840	(1,358)
Accounts Payable and Other Liabilities	420	(4,738)	(746)	1,421
Deferred Income	(5,379)	(5,844)	(2,845)	(3,082)

Net Cash Provided by Operating Activities	$28,571	$31,948	$119,368	$104,663

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and the senior notes. At March 31, 2010, the actual ratio for the line of credit and the senior notes was 3.21 to 1 and 3.36 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2010, the actual ratio for the line of credit and the senior notes was 1.94 to 1.

At March 31, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 24, 2010, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.225 per common share for the quarter ended March 31, 2010, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2010 Compared to

Three Months Ended March 31, 2009

Overview

Consolidated revenues for the three months ended March 31, 2010 decreased 8% to $61.7 million, from $67.2 million for the same period in 2009. Consolidated net income for the three months ended March 31, 2010 decreased 16% to $6.6 million, from $7.9 million for the same period in 2009. Earnings per diluted share decreased 15% to $0.28 for the three months ended March 31, 2010, compared to $0.33 for the same period in 2009.

For the three months ended March 31, 2010, on a consolidated basis:

•

Gross profit decreased $2.6 million, or 9%, to $27.8 million, with Mobile Modular gross profit decreasing $5.1 million, or 27%, primarily due to lower gross profit on rental revenues. Gross profit of TRS-RenTelco increased $0.9 million, or 11%, primarily due to higher gross profit on rental and sales revenues. Adler Tanks gross profit increased $1.0 million, or 30%, primarily due to higher gross profit on rental revenues. Enviroplex gross profit increased $0.7 million, primarily due to $1.4 million higher sales revenues.

•	Selling and administrative expenses decreased $0.2 million, or 1%, to $15.4 million from $15.6 million in the same period in 2009.

•

Interest expense decreased $0.4 million, or 20%, to $1.5 million from $1.9 million in same period in 2009, due to 8% lower net average interest rates (2.5% compared to 2.7% in 2009) and lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 61%, 26% and 13%, respectively, compared to 85% and 11% and 9%, respectively, for the comparable 2009 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was not significant in 2010 and was a loss of $0.7 million in 2009, or a negative contribution of 5%.

•

Adjusted EBITDA decreased 10% to $28.6 million, compared to $32.0 million in 2009, with Adjusted EBITDA for Mobile Modular and TRS-RenTelco decreasing $4.6 million and $0.1 million, respectively, and for Adler Tanks and Enviroplex increasing $0.6 million and $0.7 million, respectively.

Mobile Modular

For the three months ended March 31, 2010, Mobile Modular’s total revenues decreased $8.2 million to $27.5 million compared to the same period in 2009, primarily due to lower rental, rental related services and sales revenues. The revenue decrease and lower gross margin on rental revenues, partly offset by lower selling and administrative expenses and lower interest expense, resulted in a 39% decrease in pre-tax income to $6.6 million for the three months ended March 31, 2010, from $11.0 million for the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Q1 2010 compared to Q1 2009 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%
Revenues
Rental	$20,588	$24,855	$(4,267)	-17%
Rental Related Services	4,926	7,193	(2,267)	-32%

Rental Operations	25,514	32,048	(6,534)	-20%
Sales	1,887	3,446	(1,559)	-45%
Other	98	162	(64)	-40%

Total Revenues	$27,499	$35,656	$(8,157)	-23%

Gross Profit
Rental	$12,074	$16,401	$(4,327)	-26%
Rental Related Services	1,358	1,851	(493)	-27%

Rental Operations	13,432	18,252	(4,820)	-26%
Sales	639	871	(232)	-27%
Other	98	162	(64)	-40%

Total Gross Profit	14,169	19,285	(5,116)	-27%
Selling and Administrative Expenses	6,650	7,197	(547)	-8%

Income from Operations	7,519	12,088	(4,569)	-38%
Interest Expense Allocation	879	1,120	(241)	-22%

Pre-tax Income	$6,640	$10,968	$(4,328)	-39%

Other Information
Depreciation of Rental Equipment	$3,428	$3,430	$(2)	0%

Average Rental Equipment[1]	$486,543	$477,291	$9,252	2%
Average Rental Equipment on Rent	$330,868	$373,878	$(43,010)	-12%
Average Monthly Total Yield[2]	1.41%	1.74%		-19%
Average Utilization[3]	68.0%	78.3%		-13%
Average Monthly Rental Rate[4]	2.07%	2.22%		-7%

Period End Rental Equipment[1]	$487,374	$478,013	$9,361	2%
Period End Utilization[3]	67.6%	76.6%		-12%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2010 decreased $5.1 million, or 27%, to $14.2 million from $19.3 million for the same period in 2009. For the three months ended March 31, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues decreased $4.3 million, or 17%, compared to 2009, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 7% lower average monthly rental rates and a 12% decrease in average rental equipment on rent in 2010 as compared to 2009. As a percentage of rental revenues, depreciation was 17% and 14% in 2010 and 2009, respectively, and other direct costs were 24% in 2010 compared to 20% in 2009, which resulted in gross margin percentages of 59% in 2010 and 66% in 2009. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $4.3 million, or 26%, to $12.1 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $2.3 million, or 32%, compared to 2009. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues and amortization of associated service revenues in 2010 as compared to 2009. The lower revenues, partly offset by higher gross margin percentage of 28% in 2010 compared to 26% in 2009 resulted in rental related services gross profit decreasing 27%, to $1.4 million from $1.9 million in 2009.

•

Gross Profit on Sales – Sales revenues decreased $1.6 million, or 45%, compared to 2009. Lower sales revenues, partly offset by a higher gross margin percentage of 34% in 2010 compared with 25% in 2009, resulted in gross profit on sales decreasing 27% to $0.6 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2010, selling and administrative expenses decreased 8%, to $6.6 million from $7.2 million in the same period in 2009.

TRS-RenTelco

For the three months ended March 31, 2010, TRS-RenTelco’s total revenues decreased $1.1 million, or 4%, to $24.3 million compared to the same period in 2009, primarily due to lower rental revenues. Pre-tax income increased 99% to $2.8 million for the three months ended March 31, 2010 from $1.4 million for the same period of 2009, primarily due to higher gross profit on rental and sales revenues and lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Q1 2010 compared to Q1 2009 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%
Revenues
Rental	$18,507	$19,498	$(991)	-5%
Rental Related Services	521	471	50	11%

Rental Operations	19,028	19,969	(941)	-5%
Sales	4,883	4,944	(61)	-1%
Other	434	522	(88)	-17%

Total Revenues	$24,345	$25,435	$(1,090)	-4%

Gross Profit
Rental	$6,373	$5,853	$520	9%
Rental Related Services	124	26	98	nm

Rental Operations	6,497	5,879	618	11%
Sales	1,744	1,398	346	25%
Other	434	522	(88)	-17%

Total Gross Profit	8,675	7,799	876	11%
Selling and Administrative Expenses	5,396	5,777	(381)	-7%

Income from Operations	3,279	2,022	1,257	62%
Interest Expense Allocation	447	602	(155)	-26%

Pre-tax Income	$2,832	$1,420	$1,412	99%

Other Information
Depreciation of Rental Equipment	$9,247	$10,640	$(1,393)	-13%

Average Rental Equipment[1]	$239,371	$253,265	$(13,894)	-5%
Average Rental Equipment on Rent	$154,619	$155,411	$(792)	-1%
Average Monthly Total Yield[2]	2.58%	2.57%		0%
Average Utilization[3]	64.6%	61.4%		5%
Average Monthly Rental Rate[4]	3.99%	4.18%		-5%

Period End Rental Equipment[1]	$239,982	$249,940	$(9,958)	-4%
Period End Utilization[3]	65.8%	59.9%		10%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2010 increased 11% to $8.7 million from $7.8 million for the same period in 2009. For the three months ended March 31, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.0 million, or 5%, as compared to 2009, with depreciation expense decreasing $1.4 million, or 13%, resulting in increased gross profit on rental revenues of $0.5 million, or 9%, to $6.4 million as compared to 2009. The rental revenues decrease was due to 5% lower average monthly rental rates and 1% lower average rental equipment on rent in 2010 as compared to 2009. The rental rate decrease was due to a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment and account penetration and other competitive pressures.

•

Gross Profit on Sales – Sales revenues decreased 1% to $4.9 million in 2010 due to lower new equipment sales. Gross margin percentage was 36% in 2010, compared to 28% in 2009, primarily due to higher gross margin on new and used equipment sales resulting in gross profit on sales increasing 25% to $1.7 million from $1.4 million in 2009. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2010, selling and administrative expenses decreased $0.4 million, or 7%, to $5.4 million from $5.8 million in the same period in 2009.

Adler Tanks

For the three months ended March 31, 2010, Adler Tanks’ total revenues increased $2.2 million to $7.7 million compared to the same period in 2009, primarily due to higher rental revenues. The revenue increase, partly offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in an increase in pre-tax income of 11%, to $1.4 million for the three months ended March 31, 2010, from $1.2 million for the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Q1 2010 compared to Q1 2009 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%
Revenues
Rental	$6,038	$4,019	$2,019	50%
Rental Related Services	1,669	1,473	196	13%

Rental Operations	7,707	5,492	2,215	40%
Sales	19	—	19	nm
Other	12	7	5	71%

Total Revenues	$7,738	$5,499	$2,239	41%

Gross Profit (Loss)
Rental	$3,944	$2,837	$1,107	39%
Rental Related Services	308	439	(131)	-30%

Rental Operations	4,252	3,276	976	30%
Sales	(2)	—	(2)	nm
Other	12	7	5	71%

Total Gross Profit	4,262	3,283	979	30%
Selling and Administrative Expenses	2,674	1,852	822	44%

Income from Operations	1,588	1,431	157	11%
Interest Expense Allocation	232	209	23	11%

Pre-tax Income	$1,356	$1,222	$134	11%

Other Information
Depreciation of Rental Equipment	$1,095	$681	$414	61%

Average Rental Equipment[1]	$79,746	$47,412	$32,334	68%
Average Rental Equipment on Rent	$51,155	$30,587	$20,568	67%
Average Monthly Total Yield[2]	2.52%	2.83%		-11%
Average Utilization[3]	64.1%	64.5%		-1%
Average Monthly Rental Rate[4]	3.94%	4.38%		-10%

Period End Rental Equipment[1]	$85,746	$51,870	$33,876	65%
Period End Utilization[3]	63.2%	56.5%		12%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended March 31, 2010 increased $1.0 million, or 30%, to $4.3 million from $3.3 million for the same period in 2009. For the three months ended March 31, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.0 million, or 50%, over 2009, primarily due to the expansion into new market areas. As a percentage of rental revenues, depreciation was 18% and 17% in 2010 and 2009, respectively, and other direct costs were 17% in 2010 compared to 12% in 2009, which resulted in gross margin percentages of 65% in 2010 and 71% in 2009. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $1.1 million, or 39%, to $3.9 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.2 million, or 13%, compared to 2009. The higher revenues, offset by lower gross margin percentage of 19% in 2010 compared to 30% in 2009 resulted in rental related services gross profit decreasing 30%, to $0.3 million from $0.4 million in 2009.

For the three months ended March 31, 2010, selling and administrative expenses increased 44%, to $2.7 million from $1.9 million in the same period in 2009 due to higher personnel costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings. Cash flows for the Company for the three months ended March 31, 2010 compared to the same period in 2009 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $28.6 million, a decrease of 11% in 2010 as compared to $31.9 million in 2009. The decrease in net cash provided by operating activities was primarily attributable to a lower decrease in accounts receivable and other balance sheet changes, together with lower income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $21.0 million in 2010 compared to $16.6 million in 2009. The $4.4 million increase was primarily due to $4.7 million higher purchases of rental equipment of $25.1 million in 2010 compared to $20.4 million in 2009.

Cash Flows from Financing Activities: Net cash used in financing activities was $8.4 million in 2010, compared to $16.4 million in 2009. The $8.0 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit, partly offset by $2.0 million higher proceeds and excess tax benefit from the exercise of stock options.

Revolving Lines of Credit

In May 2008, the Company entered into a credit facility with a syndicate of banks (the “Credit Facility”). The Credit Facility provides for a $350.0 million unsecured revolving credit facility and requires the Company to pay interest determined by reference to the Consolidated Leverage Ratio (as defined). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The Credit Facility matures on May 14, 2013.

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

At March 31, 2010, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $218.0 million was outstanding, and had capacity to borrow up to an additional $137.0 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At March 31, 2010, the actual ratio was 3.21 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At March 31, 2010, the actual ratio was 2.87 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At March 31, 2010, the actual ratio was 1.94 to 1.

At March 31, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the third payment having been made on June 2, 2009, which reduced the principal balance to $24.0 million. Among other restrictions, the Note Agreement (as amended), under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At March 31, 2010, the actual ratio was 3.36 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2010, the actual ratio was 1.94 to 1.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003 (excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003). At March 31, 2010, such sum was $259.4 million and the actual tangible net worth of the Company was $270.1 million.

At March 31, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time on the Nasdaq and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the three months ended March 31, 2010 and March 31, 2009. As of March 31, 2010, 2,000,000 shares remain authorized for repurchase.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2009 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2009 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), (the Company’s principal executive officer and principal financial officer, respectively) performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

At March 31, 2010, we had $41.1 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.4 million per year for each 1% increase in the average interest rate we pay, based on the $242.0 million balance of variable rate debt outstanding at March 31, 2010. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

As of March 31 2010, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Continental Resources, Microlease and TestEquity, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from these established entities and new entrants in the market. We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

Dividends

On February 24, 2010, the Company declared a quarterly dividend of $0.225 per share on its common stock. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

ITEM 6.	EXHIBITS

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2010	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer