Form 10-Q
period 2010-06-30
MCGRATH RENTCORP
filed 2010-08-05
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No   ☒

As of August 5, 2010, 23,930,191 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of June 30, 2010, and the related condensed consolidated statements of income for the three-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Francisco, California

August 5, 2010

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

REVENUES
Rental	$47,851	$45,083	$92,984	$93,455
Rental Related Services	8,201	8,162	15,317	17,299

Rental Operations	56,052	53,245	108,301	110,754
Sales	9,958	12,580	18,895	21,535
Other	513	649	1,057	1,340

Total Revenues	66,523	66,474	128,253	133,629

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	13,786	14,358	27,556	29,109
Rental Related Services	6,060	6,319	11,386	13,140
Other	9,777	8,047	18,749	16,577

Total Direct Costs of Rental Operations	29,623	28,724	57,691	58,826
Costs of Sales	6,372	8,799	12,252	15,472

Total Costs of Revenues	35,995	37,523	69,943	74,298

Gross Profit	30,528	28,951	58,310	59,331
Selling and Administrative Expenses	16,949	15,465	32,360	31,042

Income from Operations	13,579	13,486	25,950	28,289
Interest Expense	1,506	1,953	3,015	3,836

Income Before Provision for Income Taxes	12,073	11,533	22,935	24,453
Provision for Income Taxes	4,685	4,509	8,899	9,561

Net Income	$7,388	$7,024	$14,036	$14,892

Earnings Per Share:
Basic	$0.31	$0.30	$0.59	$0.63
Diluted	$0.31	$0.30	$0.58	$0.62
Shares Used in Per Share Calculation:
Basic	23,924	23,738	23,866	23,726
Diluted	24,201	23,804	24,136	23,827

Cash Dividends Declared Per Share	$0.225	$0.220	$0.450	$0.440

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	June 30, 2010	December 31, 2009

ASSETS
Cash	$533	$1,187
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2010 and 2009	69,411	70,597
Income Taxes Receivable	1,176	6,251

Rental Equipment, at cost:
Relocatable Modular Buildings	513,004	504,018
Electronic Test Equipment	243,479	239,152
Liquid and Solid Containment Tanks and Boxes	107,886	80,916

	864,369	824,086
Less Accumulated Depreciation	(292,559)	(276,848)

Rental Equipment, net	571,810	547,238

Property, Plant and Equipment, net	78,234	77,092
Prepaid Expenses and Other Assets	15,727	14,240
Intangible Assets, net	13,269	13,670
Goodwill	27,700	27,661

Total Assets	$777,860	$757,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$263,500	$247,334
Accounts Payable and Accrued Liabilities	53,453	50,975
Deferred Income	20,777	24,744
Deferred Income Taxes, net	164,951	167,470

Total Liabilities	502,681	490,523

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 23,930 shares in 2010 and 23,795 shares in 2009	55,395	50,869
Retained Earnings	219,784	216,544

Total Shareholders’ Equity	275,179	267,413

Total Liabilities and Shareholders’ Equity	$777,860	$757,936

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,036	$14,892
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	30,588	32,041
Provision for Doubtful Accounts	844	722
Non-Cash Stock-Based Compensation	2,086	1,953
Gain on Sale of Rental Equipment	(4,745)	(5,202)
Change In:
Accounts Receivable	342	18,533
Income Taxes Receivable	5,075	5,940
Prepaid Expenses and Other Assets	(1,487)	629
Accounts Payable and Accrued Liabilities	2,900	(4,140)
Deferred Income	(3,967)	(7,700)
Deferred Income Taxes	(2,519)	7,997

Net Cash Provided by Operating Activities	43,153	65,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to Acquisition of Adler Tanks	—	(1,099)
Purchase of Rental Equipment	(59,207)	(33,673)
Purchase of Property, Plant and Equipment	(3,554)	(612)
Proceeds from Sale of Used Rental Equipment	10,965	15,175

Net Cash Used in Investing Activities	(51,796)	(20,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	28,166	(24,917)
Principal Payments on Senior Notes	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	2,087	518
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	352	34
Payment of Dividends	(10,616)	(9,962)

Net Cash Provided by (Used in) Financing Activities	7,989	(46,327)

Net Decrease in Cash	(654)	(871)
Cash Balance, beginning of period	1,187	1,325

Cash Balance, end of period	$533	$454

Interest Paid, during the period	$3,138	$4,271

Income Taxes Paid, during the period	$6,199	$1,537

Dividends Declared, not yet paid	$5,414	$5,225

Rental Equipment Acquisitions, not yet paid	$9,789	$10,876

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the six months ended June 30, 2010 and 2009 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the six months ended June 30, 2010 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

Certain prior period amounts have been reclassified to conform to current year presentation, including $3.0 million of capital assets from rental equipment, net to property, plant and equipment, net. This reclassification had no impact on gross profit, net income, earnings per share or operating cash flows.

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

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued an accounting standards update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades, should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this update to have a significant impact on its condensed consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period,

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options and other potentially dilutive securities computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options and other potentially dilutive securities on the weighted average number of shares for the three months ended June 30, 2010 and 2009 was 277,037 and 66,271 shares, respectively, and for the six months ended June 30, 2010 and 2009 was 269,299 and 101,198 shares, respectively. For the three months ended June 30, 2010 and 2009, stock options to purchase 1,092,000 and 2,456,669 shares, respectively, and for the six months ended June 30, 2010 and 2009, stock options to purchase 1,328,700 and 2,472,669 shares, respectively, of the Company’s common stock were not included in the computation of diluted EPS because the exercise price exceeded the average market price for the related periods and the effect would have been anti-dilutive.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company purchased liquid and solid containment tanks totaling $4.7 million and $9.2 million, during the three and six months ended June 30, 2010, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.1 million and $0.3 million in the three and six months ended June 30, 2010, respectively. Amounts due to related parties at June 30, 2010 totaled $1.1 million.

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010. During this period, the Company did not have any material subsequent events that require disclosure in these condensed consolidated financial statements.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s latest Form 10-K. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2010 and 2009 for the Company’s reportable segments is shown in the following table:

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated

Six Months Ended June 30,

2010
Rental Revenues	$41,006	$38,319	$13,659	$—	$92,984
Rental Related Services Revenues	10,259	1,039	4,019	—	15,317
Sales and Other Revenues	6,161	10,648	52	3,091	19,952
Total Revenues	57,426	50,006	17,730	3,091	128,253
Depreciation of Rental Equipment	6,852	18,330	2,374	—	27,556
Gross Profit	28,075	18,774	10,239	1,222	58,310
Selling and Administrative Expenses	13,904	11,453	5,664	1,339	32,360
Income (Loss) from Operations	14,171	7,321	4,575	(117)	25,950
Interest Expense (Income) Allocation	1,730	877	507	(99)	3,015
Income (Loss) before Provision for Income Taxes	12,441	6,444	4,068	(18)	22,935
Rental Equipment Acquisitions	12,465	18,879	27,004	—	58,348
Accounts Receivable, net (period end)	37,641	17,871	10,533	3,366	69,411
Rental Equipment, at cost (period end)	513,004	243,479	107,886	—	864,369
Rental Equipment, net book value (period end)	371,526	98,287	101,997	—	571,810
Utilization (period end) 2	67.9%	67.0%	70.5%
Average Utilization 2	67.9%	65.3%	65.5%

2009
Rental Revenues	$48,389	$37,301	$7,765	$—	$93,455
Rental Related Services Revenues	13,533	897	2,869	—	17,299
Sales and Other Revenues	10,785	11,258	69	763	22,875
Total Revenues	72,707	49,456	10,703	763	133,629
Depreciation of Rental Equipment	6,842	20,806	1,461	—	29,109
Gross Profit	38,505	14,817	5,999	10	59,331
Selling and Administrative Expenses	14,261	11,416	3,984	1,381	31,042
Income (Loss) from Operations	24,244	3,401	2,015	(1,371)	28,289
Interest Expense (Income) Allocation	2,274	1,215	447	(100)	3,836
Income (Loss) before Provision for Income Taxes	21,970	2,186	1,568	(1,271)	24,453
Rental Equipment Acquisitions	6,721	10,330	19,686	—	36,737
Accounts Receivable, net (period end)	40,560	20,529	4,741	926	66,756
Rental Equipment, at cost (period end)	503,137	248,069	66,095	—	817,301
Rental Equipment, net book value (period end)	371,673	113,960	64,247	—	549,880
Utilization (period end) [2]	74.1%	58.6%	54.4%
Average Utilization [2]	76.8%	60.5%	58.7%

1.	Gross Enviroplex sales revenues were $3,091 and $1,002 for the six months ended June 30, 2010 and 2009, respectively. There were no inter-segment sales to Mobile Modular in 2010, which require elimination in consolidation. In 2009 there were $239 of inter-segment sales to Mobile Modular, which were eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2010 and 2009. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the six months ended June 30, 2010, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 54%, 28%, 18% and 0% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 90%, 9%, 6% and negative 5% for the same period in 2009. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

In 2008, the Company began operations in three new areas: (1) the portable storage business, under the name Mobile Modular Portable Storage, offers portable storage units and high security portable office units for rent, lease and purchase in Northern California, which in 2009 was extended to Southern California, Texas and Florida; (2) the environmental test equipment rental business, under the name TRS-Environmental, offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase; and (3) the liquid and solid containment tanks and boxes rental business through the acquisition of Adler Tank Rentals, LLC on December 11, 2008. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 2% of the Company’s total revenues in the six months ended June 30, 2010. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the six months ended June 30, 2010.

Revenues of Mobile Modular are derived from the rental and sale of modular buildings and portable storage units to fulfill customers’ temporary and permanent classroom, office space and storage needs in California, Texas, Florida, North Carolina, Georgia, Maryland, Virginia and Washington, D.D., with a majority of revenues generated in California. The Company generates its revenue primarily from the rental of its equipment on operating leases and from sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and certain other service revenues negotiated as part of the lease agreements with the customers and related costs are recognized on a straight-line basis over the terms of the leases. Sales revenue and related costs are recognized upon delivery and installation of the equipment to customers. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds usually recover a high percentage of its capitalized cost.

The Company’s modular revenues are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2009 Annual Report and “Item 1A. Risk Factors – A significant reduction of, or delay in, funding to public schools could cause the demand for our modular classroom units to decline, which could result in a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”) and vacuum containers, dewatering containers and roll off containers (collectively referred to as “boxes”). These tanks and boxes are rented to a broad range of industries and applications including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 84% and 83% of consolidated revenues in the six months ended June 30, 2010 and 2009, respectively. Of the total rental operations revenues for the six months ended June 30, 2010, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 47%, 37% and 16%, respectively, compared to 56%, 34% and 10%, respectively, in the same period of 2009. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, that are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2010 and 2009, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 16% and 17%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2010 and 2009, Mobile Modular and Enviroplex together comprised 46% and 50%, respectively, and TRS-RenTelco comprised 54% and 50%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2010 and 2009 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include non-cash stock-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP in the United States or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(dollar amounts in thousands)	2010	2009	2010	2009	2010	2009
Net Income	$7,388	$7,024	$14,036	$14,892	$32,467	$35,741
Provision for Income Taxes	4,685	4,509	8,899	9,561	19,985	22,936
Interest	1,506	1,953	3,015	3,836	6,284	9,055

Income from Operations	13,579	13,486	25,950	28,289	58,736	67,732
Depreciation and Amortization	15,332	15,830	30,588	32,041	61,678	63,708
Non-Cash Stock-Based Compensation	1,067	978	2,086	1,953	3,736	3,801

Adjusted EBITDA [1]	$29,978	$30,294	$58,624	$62,283	$124,150	$135,241

Adjusted EBITDA Margin [2]	45%	46%	46%	47%	46%	45%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(dollar amounts in thousands)	2010	2009	2010	2009	2010	2009

Adjusted EBITDA [1]	$29,978	$30,294	$58,624	$62,283	$124,150	$135,241
Interest Paid	(1,919)	(2,468)	(3,138)	(4,271)	(6,375)	(9,285)
Net Income Taxes Paid	(4,807)	(1,070)	(5,967)	(1,537)	(7,049)	(3,703)
Gain on Sale of Used Rental Equipment	(2,577)	(3,504)	(4,745)	(5,202)	(10,435)	(11,563)
Change in certain assets and liabilities:
Accounts Receivable, net	(6,370)	6,598	1,186	19,255	(2,655)	7,571
Income Taxes Receivable	5,075	5,940	5,075	5,940	5,075	5,940
Prepaid Expenses and Other Assets	(3,401)	(1,543)	(1,487)	629	1,786	258
Accounts Payable and Other Liabilities	(2,808)	1,321	(2,428)	(3,732)	(5,359)	(1,751)
Deferred Income	1,412	(1,856)	(3,967)	(7,700)	423	(3,667)

Net Cash Provided by Operating Activities	$14,583	$33,712	$43,153	$65,665	$99,561	$119,041

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and the senior notes. At June 30, 2010, the actual ratio for the line of credit and the senior notes was 2.98 to 1 and 2.68 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At June 30, 2010, the actual ratio for the line of credit and the senior notes was 2.12 to 1.

At June 30, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On July 26, 2010, the Board of Directors of the Company created a new director position and elected M. Richard Smith to serve as a director of the Company. Mr. Smith’s election brings the total membership of the Board of Directors to seven.

On June 8, 2010, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.225 per common share for the quarter ended June 30, 2010, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2010 Compared to

Three Months Ended June 30, 2009

Overview

Consolidated revenues for the three months ended June 30, 2010 were $66.5 million, which was comparable to the same period in 2009. Consolidated net income for the three months ended June 30, 2010 increased 5% to $7.4 million, from $7.0 million for the same period in 2009. Earnings per diluted share increased 3% to $0.31 for the three months ended June 30, 2010, compared to $0.30 for the same period in 2009.

For the three months ended June 30, 2010, on a consolidated basis:

•

Gross profit increased $1.6 million, or 5%, to $30.5 million, with Adler Tanks gross profit increasing $3.3 million, or 120%, primarily due to higher gross profit on rental revenues. TRS-RenTelco gross profit increased $3.1 million, or 44%, primarily due to higher gross profit on rental and sales revenues. Enviroplex gross profit increased $0.5 million, primarily due to $0.7 million higher sales revenues. Gross profit of Mobile Modular decreased $5.3 million, or 28%, primarily due to lower gross profit on rental and sales revenues.

•	Selling and administrative expenses increased $1.5 million, or 10%, to $16.9 million from $15.5 million in the same period in 2009, primarily due to higher personnel and employee benefit costs.

•	Interest expense decreased $0.4 million, or 23%, to $1.5 million, due to 13% lower net average interest rates (2.4% compared to 2.7% in 2009) and lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 54%, 28% and 18%, respectively, compared to 95% and 7% and 3%, respectively, for the comparable 2009 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was not significant in 2010 and was a loss of $1.2 million in 2009, or a negative contribution of 5%.

•

Adjusted EBITDA decreased 1% to $30.0 million, compared to $30.3 million in 2009, with Adjusted EBITDA for Mobile Modular decreasing $5.4 million, and for Adler Tanks, TRS-RenTelco and Enviroplex increasing $3.0 million, 1.6 million and $0.5 million, respectively.

Mobile Modular

For the three months ended June 30, 2010, Mobile Modular’s total revenues decreased $7.1 million to $29.9 million compared to the same period in 2009, primarily due to lower rental, rental related services and sales revenues. The revenue decrease, lower gross margin on rental and sales revenues and higher selling and administrative expenses, partly offset by lower interest expense, resulted in a 47% decrease in pre-tax income to $5.8 million for the three months ended June 30, 2010, from $11.0 million for the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Q2 2010 compared to Q2 2009 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$20,418	$23,534	$(3,116)	-13%
Rental Related Services	5,333	6,340	(1,007)	-16%

Rental Operations	25,751	29,874	(4,123)	-14%
Sales	4,056	7,034	(2,978)	-42%
Other	120	143	(23)	-16%

Total Revenues	$29,927	$37,051	$(7,124)	-19%

Gross Profit
Rental	$11,249	$15,394	$(4,145)	-27%
Rental Related Services	1,643	1,551	92	6%

Rental Operations	12,892	16,945	(4,053)	-24%
Sales	894	2,132	(1,238)	-58%
Other	120	143	(23)	-16%

Total Gross Profit	13,906	19,220	(5,314)	-28%
Selling and Administrative Expenses	7,254	7,064	190	3%

Income from Operations	6,652	12,156	(5,504)	-45%
Interest Expense Allocation	851	1,154	(303)	-26%

Pre-tax Income	$5,801	$11,002	$(5,201)	-47%

Other Information
Depreciation of Rental Equipment	$3,424	$3,412	$12	0%

Average Rental Equipment [1]	$488,754	$476,314	$12,440	3%
Average Rental Equipment on Rent	$330,697	$358,404	$(27,707)	-8%
Average Monthly Total Yield [2]	1.39%	1.65%		-15%
Average Utilization [3]	67.7%	75.3%		-10%
Average Monthly Rental Rate [4]	2.06%	2.19%		-6%

Period End Rental Equipment [1]	$490,553	$475,136	$15,417	3%
Period End Utilization [3]	67.9%	74.1%		-8%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2010 decreased $5.3 million, or 28%, to $13.9 million from $19.2 million for the same period in 2009. For the three months ended June 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues decreased $3.1 million, or 13%, compared to 2009, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 6% lower average monthly rental rates and an 8% decrease in average rental equipment on rent in 2010 as compared to 2009. As a percentage of rental revenues, depreciation was 17% and 15% in 2010 and 2009, respectively, and other direct costs were 28% in 2010 compared to 20% in 2009, which resulted in gross margin percentages of 55% in 2010 and 65% in 2009. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $4.1 million, or 27%, to $11.2 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.0 million, or 16%, compared to 2009. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues and amortization of associated service revenues in 2010 as compared to 2009. The lower revenues, offset by higher gross margin percentage of 31% in 2010 compared to 24% in 2009 resulted in rental related services gross profit increasing $0.1 million, or 6%, compared with the same period in 2009.

•

Gross Profit on Sales – Sales revenues decreased $3.0 million, or 42%, compared to 2009. Lower sales revenues combined with lower gross margin percentage of 22% in 2010 compared with 30% in 2009, due to higher mix of new building sales having lower gross margin, resulted in gross profit on sales decreasing 58% to $0.9 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2010, selling and administrative expenses increased 3%, to $7.3 million from $7.1 million in the same period in 2009.

TRS-RenTelco

For the three months ended June 30, 2010, TRS-RenTelco’s total revenues increased $1.6 million, or 7%, to $25.7 million compared to the same period in 2009, primarily due to higher rental revenues. Pre-tax income increased $2.8 million to $3.6 million for the three months ended June 30, 2010 from $0.8 million for the same period in 2009, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Q2 2010 compared to Q2 2009 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$19,812	$17,803	$2,009	11%
Rental Related Services	518	426	92	22%

Rental Operations	20,330	18,229	2,101	12%
Sales	4,951	5,294	(343)	-6%
Other	380	498	(118)	-24%

Total Revenues	$25,661	$24,021	$1,640	7%

Gross Profit (Loss)
Rental	$7,620	$4,970	$2,650	53%
Rental Related Services	(45)	(85)	40	47%

Rental Operations	7,575	4,885	2,690	55%
Sales	2,144	1,635	509	31%
Other	380	498	(118)	-24%

Total Gross Profit	10,099	7,018	3,081	44%
Selling and Administrative Expenses	6,057	5,639	418	7%

Income from Operations	4,042	1,379	2,663	193%
Interest Expense Allocation	430	613	(183)	-30%

Pre-tax Income	$3,612	$766	$2,846	nm

Other Information
Depreciation of Rental Equipment	$9,083	$10,166	$(1,083)	-11%

Average Rental Equipment [1]	$241,545	$248,580	$(7,035)	-3%

Average Rental Equipment on Rent	$159,793	$147,876	$11,917	8%
Average Monthly Total Yield [2]	2.73%	2.39%		14%
Average Utilization [3]	66.2%	59.5%		11%
Average Monthly Rental Rate [4]	4.13%	4.01%		3%

Period End Rental Equipment [1]	$243,337	$247,180	$(3,843)	-2%
Period End Utilization [3]	67.0%	58.6%		14%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2010 increased 44% to $10.1 million from $7.0 million for the same period in 2009. For the three months ended June 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.0 million, or 11%, as compared to 2009, with depreciation expense decreasing $1.1 million, or 11%, resulting in increased gross profit on rental revenues of $2.7 million, or 53%, to $7.6 million as compared to 2009. The rental revenues increase was due to 3% higher average monthly rental rates and 8% higher average rental equipment on rent in 2010 as compared to 2009. The rental rate increase was primarily due to improved market conditions.

•

Gross Profit on Sales – Sales revenues decreased 6% to $5.0 million in 2010 due to lower new equipment sales. Gross margin percentage was 43% in 2010, compared to 31% in 2009, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing 31% to $2.1 million from $1.6 million in 2009. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2010, selling and administrative expenses increased 7%, to $6.1 million from $5.6 million in the same period in 2009 primarily due to higher marketing and advertising costs and higher bad debt expense.

Adler Tanks

For the three months ended June 30, 2010, Adler Tanks’ total revenues increased $4.8 million, or 92%, to $10.0 million compared to the same period in 2009, primarily due to higher rental revenues. The revenue increase, combined with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a $2.4 million increase in pre-tax income to $2.7 million for the three months ended June 30, 2010, compared to the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Q2 2010 compared to Q2 2009 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$7,621	$3,746	$3,875	103%
Rental Related Services	2,350	1,396	954	68%

Rental Operations	9,971	5,142	4,829	94%
Sales	8	54	(46)	-85%
Other	13	8	5	63%

Total Revenues	$9,992	$5,204	$4,788	92%

Gross Profit
Rental	$5,419	$2,314	$3,105	134%
Rental Related Services	543	377	166	44%

Rental Operations	5,962	2,691	3,271	122%
Sales	2	17	(15)	-88%
Other	13	8	5	63%

Total Gross Profit	5,977	2,716	3,261	120%
Selling and Administrative Expenses	2,990	2,132	858	40%

Income from Operations	2,987	584	2,403	nm
Interest Expense Allocation	275	238	37	16%

Pre-tax Income	$2,712	$346	$2,366	nm

Other Information
Depreciation of Rental Equipment	$1,279	$780	$499	64%

Average Rental Equipment [1]	$93,414	$55,468	$37,946	68%
Average Rental Equipment on Rent	$61,796	$29,537	$32,259	109%
Average Monthly Total Yield [2]	2.72%	2.25%		21%
Average Utilization [3]	66.2%	53.3%		24%
Average Monthly Rental Rate [4]	4.11%	4.23%		-3%

Period End Rental Equipment [1]	$101,973	$58,826	$43,147	73%
Period End Utilization [3]	70.5%	54.4%		30%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended June 30, 2010 increased $3.3 million, or 120%, to $6.0 million from $2.7 million for the same period in 2009. For the three months ended June 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.9 million, or 103%, compared to 2009, primarily due to the expansion into new market areas. As a percentage of rental revenues, depreciation was 17% and 21% in 2010 and 2009, respectively, and other direct costs were 12% in 2010 compared to 17% in 2009, which resulted in gross margin percentages of 71% in 2010 and 62% in 2009. The higher rental revenues, combined with higher rental margins, resulted in gross profit on rental revenues increasing $3.1 million, or 134%, to $5.4 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.0 million, or 68%, compared to 2009. The higher revenues, partly offset by lower gross margin percentage of 23% in 2010 compared to 27% in 2009 resulted in rental related services gross profit increasing 44%, to $0.5 million from $0.4 million in 2009.

For the three months ended June 30, 2010, selling and administrative expenses increased 40%, to $3.0 million from $2.1 million in the same period in 2009 primarily due to higher personnel and benefit costs.

Six Months Ended June 30, 2010 Compared to

Six Months Ended June 30, 2009

Overview

Consolidated revenues for the six months ended June 30, 2010 decreased 4%, to $128.3 million from $133.6 million for the same period in 2009. Consolidated net income for the six months ended June 30, 2010 decreased $0.9 million, or 6% to $14.0 million, or $0.58 per diluted share, from $14.9 million, or $0.62 per diluted share, for the same period in 2009.

For the six months ended June 30, 2010, on a consolidated basis:

•

Gross profit decreased $1.0 million, or 2%, to $58.3 million from $59.3 million for the same period in 2009, with gross profit of Mobile Modular decreasing $10.4 million, or 27%, due to lower gross profit on rental, rental related services and sales revenues. TRS-RenTelco gross profit increased $4.0 million, or 27%, due to higher gross profit on rental and sales revenues. Adler Tanks’ gross profit increased $4.2 million, or 71%, due to higher gross profit on rental revenues. Enviroplex gross profit increased $1.2 million primarily due to $2.3 million higher sales revenues.

•	Selling and administrative expenses increased 4% to $32.4 million from $31.0 million for the same period in 2009 primarily due to higher personnel and employee benefit costs.

•	Interest expense decreased $0.8 million, or 21%, to $3.0 million, primarily due to 8% lower average interest rates (2.4% in 2010 compared to 2.6% in 2009) and lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 54%, 28% and 18%, respectively, compared to 90%, 9% and 6%, respectively, for the comparable 2009 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was not significant in 2010 and was negative contribution of 5% in 2009.

•

Adjusted EBITDA decreased $3.7 million, or 6%, to $58.6 million compared to $62.3 million in 2009, with Mobile Modular decreasing $10.1 million, Adler Tanks’ increasing $3.7 million, TRS-RenTelco increasing $1.5 million, and Enviroplex increasing $1.2 million.

Mobile Modular

For the six months ended June 30, 2010, Mobile Modular’s total revenues decreased $15.3 million, or 21%, to $57.4 million compared to the same period in 2009, primarily due to lower rental, rental related services and sales revenues during the period. The revenue decrease and lower gross margin resulted in pre-tax income of $12.4 million for the six months ended June 30, 2010, a decrease of 43% compared to the pre-tax income for the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/10 compared to Six Months Ended 6/30/09 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$41,006	$48,389	$(7,383)	-15%
Rental Related Services	10,259	13,533	(3,274)	-24%

Rental Operations	51,265	61,922	(10,657)	-17%
Sales	5,943	10,480	(4,537)	-43%
Other	218	305	(87)	-29%

Total Revenues	$57,426	$72,707	$(15,281)	-21%

Gross Profit
Rental	$23,323	$31,795	$(8,472)	-27%
Rental Related Services	3,001	3,402	(401)	-12%

Rental Operations	26,324	35,197	(8,873)	-25%
Sales	1,533	3,003	(1,470)	-49%
Other	218	305	(87)	-29%

Total Gross Profit	28,075	38,505	(10,430)	-27%
Selling and Administrative Expenses	13,904	14,261	357	-2%

Income from Operation	14,171	24,244	(10,073)	-42%
Interest Expense Allocation	1,730	2,274	(544)	-24%

Pre-tax Income	$12,441	$21,970	$(9,529)	-43%

Other Information
Depreciation of Rental Equipment	$6,852	$6,842	$10	0%

Average Rental Equipment [1]	$487,688	$476,629	$11,059	2%
Average Rental Equipment on Rent [1]	$331,002	$366,133	$(35,131)	-10%
Average Monthly Total Yield [2]	1.40%	1.69%		-17%
Average Utilization [3]	67.9%	76.8%		-12%
Average Monthly Rental Rate [4]	2.06%	2.20%		-6%

Period End Rental Equipment [1]	$490,553	$475,136	$15,417	3%
Period End Utilization [3]	67.9%	74.1%		-8%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2010 decreased $10.4 million, to $28.1 million from $38.5 million for the same period in 2009. For the six months ended June 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues decreased $7.4 million, or 15%, over 2009, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 6% lower average monthly rental rates and 10% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2010 and 14% in 2009 and other direct costs were 26% in 2010 compared to 20% in 2009, which resulted in gross margin percentage of 57% in 2010 and 66% in 2009. The lower rental revenues, combined with lower rental margins, resulted in gross profit on rental revenues decreasing $8.5 million, or 27%, to $23.3 million from $31.8 million in 2009.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $3.3 million, or 24%, compared to 2009. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and lower revenues from services rendered during the lease. The lower revenues, partly offset by higher gross margin percentage of 29% in 2010 compared to 25% in 2009, resulted in rental related services gross profit decreasing 12%, to $3.0 million from $3.4 million in 2009.

•

Gross Profit on Sales – Sales revenues decreased $4.5 million, or 43%, compared to 2009. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Lower sales revenues combined with lower gross margin percentage of 26% in 2010 compared with 29% in 2009, resulted in sales gross profit decreasing 49%, to $1.5 million from $3.0 million in 2009.

For the six months ended June 30, 2010, selling and administrative expenses decreased $0.4 million, or 2%, to $13.9 million from $14.3 million in the same period in 2009.

TRS-RenTelco

For the six months ended June 30, 2010, TRS-RenTelco’s total revenues increased $0.6 million, or 1%, to $50.0 million compared to the same period in 2009, due to higher rental and rental related services revenues, partly offset by lower sales revenues. Pre-tax income increased 195% to $6.4 million for the six months ended June 30, 2010 compared to $2.2 million for the same period in 2009, primarily due to higher gross profit on rental and sales revenues, and lower allocated interest expense.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/10 compared to Six Months Ended 6/30/09 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$38,319	$37,301	$1,018	3%
Rental Related Services	1,039	897	142	16%

Rental Operations	39,358	38,198	1,160	3%
Sales	9,834	10,238	(404)	-4%
Other	814	1,020	(206)	-20%

Total Revenues	$50,006	$49,456	$550	1%

Gross Profit (Loss)
Rental	$13,993	$10,823	$3,170	29%
Rental Related Services	79	(59)	138	nm

Rental Operations	14,072	10,764	3,308	31%
Sales	3,888	3,033	855	28%
Other	814	1,020	(206)	-20%

Total Gross Profit	18,774	14,817	3,957	27%
Selling and Administrative Expenses	11,453	11,416	37	0%

Income from Operations	7,321	3,401	3,920	115%
Interest Expense Allocation	877	1,215	(338)	-28%

Pre-tax Income	$6,444	$2,186	$4,658	195%

Other Information
Depreciation of Rental Equipment	$18,330	$20,806	$(2,476)	-12%

Average Rental Equipment [1]	$240,526	$251,063	$(10,537)	-4%
Average Rental Equipment on Rent [1]	$157,096	$151,908	$5,188	3%

Average Monthly Total Yield [2]	2.66%	2.48%		7%
Average Utilization [3]	65.3%	60.5%		8%
Average Monthly Rental Rate [4]	4.07%	4.09%		-1%

Period End Rental Equipment [1]	$243,337	$247,180	$(3,843)	-2%
Period End Utilization [3]	67.0%	58.6%		14%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2010 increased $4.0 million, or 27%, to $18.8 million from $14.8 million for the same period in 2009. For the six months ended June 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.0 million, or 3%, as compared to 2009, with depreciation expenses decreasing $2.5 million, or 12%, resulting in increased gross profit on rental revenues of $3.2 million, or 29%, to $14.0 million as compared to the same period in 2009. The rental revenues increase was due to 3% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates compared to 2009.

•

Gross Profit on Sales – Sales revenues decreased 4% to $9.8 million in 2010, compared to $10.2 million in 2009. Gross margin percentage was 40% in 2010, compared to 30% in 2009, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $0.9 million, or 28%, to $3.9 million from $3.0 million in 2009. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2010, selling and administrative expenses increased $0.1 million, to $11.5 million from $11.4 million in the same period in 2009.

Adler Tanks

For the six months ended June 30, 2010, Adler Tanks’ total revenues increased $7.0 million, or 66%, to $17.7 million compared to the same period in 2009, primarily due to higher rental and rental related services revenues during the period. The revenue increase and higher gross margin on rental revenues resulted in pre-tax income of $4.1 million for the six months ended June 30, 2010, an increase of 159% compared to the pre-tax income for the same period in 2009.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/10 compared to Six Months Ended 6/30/09 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$13,659	$7,765	$5,894	76%
Rental Related Services	4,019	2,869	1,150	40%

Rental Operations	17,678	10,634	7,044	66%
Sales	27	54	(27)	-50%
Other	25	15	10	67%

Total Revenues	$17,730	$10,703	$7,027	66%

Gross Profit
Rental	$9,363	$5,151	$4,212	82%
Rental Related Services	851	816	35	4%

Rental Operations	10,214	5,967	4,247	71%
Sales	—	17	(17)	-100%
Other	25	15	10	67%

Total Gross Profit	10,239	5,999	4,240	71%
Selling and Administrative Expenses	5,664	3,984	1,680	42%

Income from Operations	4,575	2,015	2,560	127%
Interest Expense Allocation	507	447	60	13%

Pre-tax Income	$4,068	$1,568	$2,500	159%

Other Information
Depreciation of Rental Equipment	$2,374	$1,461	$913	62%

Average Rental Equipment [1]	$86,699	$51,379	$35,320	69%
Average Rental Equipment on Rent [1]	$56,781	$30,170	$26,611	88%
Average Monthly Total Yield [2]	2.63%	2.52%		4%
Average Utilization [3]	65.5%	58.7%		12%
Average Monthly Rental Rate [4]	4.01%	4.29%		-7%

Period End Rental Equipment [1]	$101,973	$58,826	$43,147	73%
Period End Utilization [3]	70.5%	54.4%		30%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period nm = not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2010 increased $4.2 million, or 71%, to $10.2 million from $6.0 million for the same period in 2009. For the six months ended June 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.9 million, or 76%, compared to 2009, primarily due to the expansion into new market areas. As a percentage of rental revenues, depreciation was 17% and 19% in 2010 and 2009, respectively, and other direct costs were 14% in 2010 compared to 15% in 2009, which resulted in gross margin percentages of 69% in 2010 and 66% in 2009. The higher rental revenues, combined with higher rental margins resulted in gross profit on rental revenues increasing $4.2 million, or 82%, to $9.4 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 40%, compared to 2009. The higher revenues, partly offset by lower gross margin percentage of 21% in 2010 compared to 28% in 2009 resulted in rental related services gross profit increasing 4%, to $0.9 million from $0.8 million in 2009.

For the six months ended June 30, 2010, selling and administrative expenses increased 42%, to $5.7 million from $4.0 million in the same period in 2009 primarily due to higher personnel and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the six months ended June 30, 2010 compared to the same period in 2009 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $43.2 million, a decrease of 34% in 2010, compared to $65.7 million in 2009. The decrease in net cash provided by operating activities was primarily attributable to a lower decrease in accounts receivable and other balance sheet changes, together with lower income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $51.8 million in 2010, compared to $20.2 million in 2009. The $31.6 million increase was primarily due to $25.5 million higher purchases of rental equipment of $59.2 million in 2010, compared to $33.7 million in 2009 and $4.2 million lower proceeds from sale of used rental equipment.

Cash Flows from Financing Activities: Net cash provided by financing activities was $8.0 million in 2010, compared to net cash used in financing activities of $46.3 million in 2009. The $54.3 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit, combined with $1.6 million higher proceeds and excess tax benefit from the exercise of stock options.

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

At June 30, 2010, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $251.5.0 million was outstanding, and had capacity to borrow up to an additional $103.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At June 30, 2010, the actual ratio was 2.98 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At June 30, 2010, the actual ratio was 2.73 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At June 30, 2010, the actual ratio was 2.12 to 1.

At June 30, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the fourth payment having been made on June 2, 2010, which reduced the principal balance to $12.0 million. Among other restrictions, the Note Agreement (as amended), under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At June 30, 2010, the actual ratio was 2.68 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At June 30, 2010, the actual ratio was 2.12 to 1.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003 (excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003). At June 30, 2010, such sum was $263.3 million and the actual tangible net worth of the Company was $273.4 million.

At June 30, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time on the Nasdaq and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the six months ended June 30, 2010 and June 30, 2009. As of June 30, 2010, 2,000,000 shares remain authorized for repurchase.

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

We had no material off-balance sheet arrangements as of June 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2009 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2010, we had $41.0 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.6 million per year for each 1% increase in the average interest rate we pay, based on the $263.5 million balance of variable rate debt outstanding at June 30, 2010. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

As of June 30, 2010, 56% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

Significant increases in raw material and labor costs could increase our acquisition cost of new modular rental units and repair and maintenance costs of our fleet, which would increase our operating costs and harm our profitability.

We incur labor costs and purchase raw materials, including lumber, siding and roofing and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our modular units. The volume, timing and mix of maintenance and repair work on our rental equipment may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will also increase the acquisition cost of new modular units and increase the repair and maintenance costs of our fleet. We also maintain a fleet of service trucks and use subcontractor companies for the delivery, set-up, return delivery and dismantle of modulars for our customers. We rely on our subcontractor service companies to meet customer demands for timely shipment and return, and the loss or inadequate number of subcontractor service companies may cause prices to increase, while negatively impacting our reputation and operating performance. During periods of rising prices for labor, raw materials or fuel, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new modular units and incur higher operating costs that we may not be able to recoup from our customers, which would reduce our profitability.

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

SPECIFIC RISKS RELATED TO OUR LIQUID AND SOLID CONTAINMENT TANKS AND BOXES BUSINESS SEGMENT:

We may be brought into tort or environmental litigation or held responsible for cleanup of spills if the customer fails to perform, or an accident occurs in the use of our rental products or which could materially adversely affect our business, future operating results or financial position.

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

In the event of a spill or accident, we may be brought into a lawsuit or enforcement action by either our customer or a third party on numerous potential grounds, including that an inherent flaw in a tank or box contributed to the accident or that the tank had suffered some undiscovered harm from a previous customer’s prior use. In the event of a spill caused by our customers, we may be held responsible for cleanup under environmental laws and regulations concerning obligations of suppliers of rental products to effect remediation. In addition, applicable environmental laws and regulations may impose liability on us for conduct of third parties, or for actions that complied with applicable regulations when taken, regardless of negligence or fault. Substantial damage awards have also been made in certain jurisdictions against lessors of industrial equipment based upon claims of personal injury, property damage, and resource damage caused by the use of various products. While we try to take reasonable precautions that our rental equipment is in good and safe condition prior to rental and carry insurance to protect against certain risks of loss or accidents, liability could adversely impact our profitability.

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

Market risk, commodity price volatility, changes, or interruptions, in regulations, and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our products resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand for renting Adler Tank’s products. In addition, oil and gas exploration and extraction are subject to numerous local, state and federal regulations. Changes, or interruptions, in these regulations could limit, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Also, a continued U.S. recession may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

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

Dividends

On June 8, 2010, the Company declared a quarterly dividend of $0.225 per share on its common stock. Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

Addition to Board of Directors

On July 26, 2010, the Board of Directors of the Company created a new director position and elected M. Richard Smith to serve as a director of the Company. Mr. Smith’s election brings the total membership of the Board of Directors to seven.

ITEM 6.	EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2010	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer