Form 10-Q
period 2010-09-30
MCGRATH RENTCORP
filed 2010-11-01
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐    No   ☒

As of November 1, 2010, 23,955,841 shares of Registrant’s Common Stock were outstanding.

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

Forward-looking statements are made only as of the date of this Form 10-Q and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Except as otherwise required by law, we are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2010, and the related condensed consolidated statements of income for the three-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of income and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Francisco, California

November 1, 2010

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

REVENUES
Rental	$52,674	$45,898	$145,658	$139,353
Rental Related Services	10,401	9,159	25,718	26,458

Rental Operations	63,075	55,057	171,376	165,811
Sales	19,640	19,875	38,535	41,410
Other	489	568	1,546	1,908

Total Revenues	83,204	75,500	211,457	209,129

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14,109	14,113	41,665	43,222
Rental Related Services	8,335	6,488	19,721	19,628
Other	12,097	8,486	30,846	25,063

Total Direct Costs of Rental Operations	34,541	29,087	92,232	87,913
Costs of Sales	14,613	14,779	26,865	30,251

Total Costs of Revenues	49,154	43,866	119,097	118,164

Gross Profit	34,050	31,634	92,360	90,965
Selling and Administrative Expenses	16,569	14,300	48,929	45,342

Income from Operations	17,481	17,334	43,431	45,623
Interest Expense	1,632	1,687	4,647	5,523

Income Before Provision for Income Taxes	15,849	15,647	38,784	40,100
Provision for Income Taxes	6,149	6,118	15,048	15,679

Net Income	$9,700	$9,529	$23,736	$24,421

Earnings Per Share:
Basic	$0.41	$0.40	$0.99	$1.03
Diluted	$0.40	$0.40	$0.98	$1.02
Shares Used in Per Share Calculation:
Basic	23,936	23,752	23,884	23,735
Diluted	24,173	23,876	24,138	23,844

Cash Dividends Declared Per Share	$0.225	$0.220	$0.675	$0.660

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	September 30, 2010	December 31, 2009

ASSETS
Cash	$496	$1,187
Accounts Receivable, net of allowance for doubtful accounts of $1,600 in 2010 and $1,700 in 2009	88,912	70,597
Income Taxes Receivable	1,104	6,251

Rental Equipment, at cost:
Relocatable Modular Buildings	514,597	504,018
Electronic Test Equipment	250,063	239,152
Liquid and Solid Containment Tanks and Boxes	122,382	80,916

	887,042	824,086
Less Accumulated Depreciation	(299,893)	(276,848)

Rental Equipment, net	587,149	547,238

Property, Plant and Equipment, net	78,635	77,092
Prepaid Expenses and Other Assets	15,586	14,240
Intangible Assets, net	13,069	13,670
Goodwill	27,700	27,661

Total Assets	$812,651	$757,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$272,500	$247,334
Accounts Payable and Accrued Liabilities	58,128	50,975
Deferred Income	32,140	24,744
Deferred Income Taxes, net	168,931	167,470

Total Liabilities	531,699	490,523

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 23,956 shares in 2010 and 23,795 shares in 2009	56,874	50,869
Retained Earnings	224,078	216,544

Total Shareholders’ Equity	280,952	267,413

Total Liabilities and Shareholders’ Equity	$812,651	$757,936

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,736	$24,421
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	46,269	47,611
Provision for Doubtful Accounts	1,225	1,099
Non-Cash Stock-Based Compensation	3,155	2,709
Gain on Sale of Used Rental Equipment	(8,144)	(8,024)
Change In:
Accounts Receivable	(19,540)	7,263
Income Taxes Receivable	5,147	5,940
Prepaid Expenses and Other Assets	(1,346)	3,692
Accounts Payable and Accrued Liabilities	6,750	(8,130)
Deferred Income	7,396	(656)
Deferred Income Taxes	1,461	13,612

Net Cash Provided by Operating Activities	66,109	89,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments related to Acquisition of Adler Tanks	—	(1,488)
Purchase of Rental Equipment	(93,408)	(51,375)
Purchase of Property, Plant and Equipment	(5,197)	(1,365)
Proceeds from Sale of Used Rental Equipment	19,791	22,066

Net Cash Used in Investing Activities	(78,814)	(32,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	37,166	(32,000)
Principal Payments on Senior Notes	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	2,454	711
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	395	58
Payment of Dividends	(16,001)	(15,186)

Net Cash Provided by (Used in) Financing Activities	12,014	(58,417)

Net Decrease in Cash	(691)	(1,042)
Cash Balance, beginning of period	1,187	1,325

Cash Balance, end of period	$496	$283

Interest Paid, during the period	$4,530	$5,554

Net Income Taxes Paid, during the period	$8,030	$2,016

Dividends Declared, not yet paid	$5,435	$5,228

Rental Equipment Acquisitions, not yet paid	$10,592	$8,545

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the nine months ended September 30, 2010 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period,

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options and other potentially dilutive securities computed using the treasury stock method and the average share price for the reported period. The table below presents the weighted-average common stock used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Weighted-average common stock for calculating basic earnings per share	23,936	23,752	23,884	23,735
Effect of potentially dilutive securities from equity-based compensation	237	124	254	109

Weighted-average common stock for calculating diluted earnings per share	24,173	23,876	24,138	23,844

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Options to purchase common stock	1,359	2,440	1,349	2,456

NOTE 4. RELATED PARTY TRANSACTIONS

The Company purchased liquid and solid containment tanks totaling $3.8 million and $13.0 million, during the three and nine months ended September 30, 2010, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.1 million and $0.4 million in the three and nine months ended September 30, 2010, respectively. Amounts due to related parties at September 30, 2010 totaled $1.5 million.

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2010. During this period, the Company did not have any material subsequent events that require disclosure in these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I—Item 1, “Business”, and the accounting policies of the segments are described in “Note 2—Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2010 and 2009 for the Company’s reportable segments is shown in the following table:

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated

Nine Months Ended September 30,

2010
Rental Revenues	$61,889	$60,083	$23,686	$—	$145,658
Rental Related Services Revenues	17,206	1,622	6,890	—	25,718
Sales and Other Revenues	15,487	15,607	122	8,865	40,081
Total Revenues	94,582	77,312	30,698	8,865	211,457
Depreciation of Rental Equipment	10,291	27,527	3,847	—	41,665
Gross Profit	41,126	30,631	18,404	2,199	92,360
Selling and Administrative Expenses	21,239	16,798	8,750	2,142	48,929
Income from Operations	19,887	13,833	9,654	57	43,431
Interest Expense (Income) Allocation	2,664	1,349	782	(148)	4,647
Income before Provision for Income Taxes	17,223	12,484	8,872	205	38,784
Rental Equipment Acquisitions	19,070	32,613	41,539	—	93,222
Accounts Receivable, net (period end)	49,721	19,865	13,267	6,059	88,912
Rental Equipment, at cost (period end)	514,597	250,063	122,382	—	887,042
Rental Equipment, net book value (period end)	370,971	101,157	115,021	—	587,149
Utilization (period end) [2]	67.4%	67.4%	77.4%
Average Utilization [2]	67.8%	66.1%	73.1%

2009
Rental Revenues	$70,867	$55,769	$12,717	$—	$139,353
Rental Related Services Revenues	20,393	1,498	4,567	—	26,458
Sales and Other Revenues	21,400	16,034	78	5,806	43,318
Total Revenues	112,660	73,301	17,362	5,806	209,129
Depreciation of Rental Equipment	10,264	30,622	2,336	—	43,222
Gross Profit	57,323	22,909	9,786	947	90,965
Selling and Administrative Expenses	20,994	16,124	6,266	1,958	45,342
Income (Loss) from Operations	36,329	6,785	3,520	(1,011)	45,623
Interest Expense (Income) Allocation	3,272	1,734	666	(149)	5,523
Income (Loss) before Provision for Income Taxes	33,057	5,051	2,854	(862)	40,100
Rental Equipment Acquisitions	9,539	16,346	26,746	—	52,631
Accounts Receivable, net (period end)	48,603	20,816	6,117	2,113	77,649
Rental Equipment, at cost (period end)	502,643	245,972	73,008	—	821,623
Rental Equipment, net book value (period end)	368,971	108,190	70,201	—	547,362
Utilization (period end) [2]	69.5%	61.8%	68.8%
Average Utilization [2]	74.8%	60.6%	64.1%

1.	Gross Enviroplex sales revenues were $9,150 and $6,489 for the nine months ended September 30, 2010 and 2009, respectively, which includes inter-segment sales to Mobile Modular of $285 and $683, respectively, which require elimination in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2010 and 2009. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In the nine months ended September 30, 2010, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 44%, 32%, 23% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 82%, 13%, 7% and negative 2% for the same period in 2009. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

In 2008, the Company began operations in three new areas: (1) the portable storage business, under the name Mobile Modular Portable Storage, offers portable storage units and high security portable office units for rent, lease and purchase in Northern California, which in 2009 was extended to Southern California, Texas and Florida; (2) the environmental test equipment rental business, under the name TRS-Environmental, offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase; and (3) the liquid and solid containment tanks and boxes rental business through the acquisition of Adler Tank Rentals, LLC on December 11, 2008. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 2% of the Company’s total revenues in the nine months ended September 30, 2010. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the nine months ended September 30, 2010.

Revenues of Mobile Modular are derived from the rental and sale of modular buildings and portable storage units to fulfill customers’ temporary and permanent classroom, office space and storage needs in California, Texas, Florida, North Carolina, Georgia, Maryland, Virginia and Washington, D.C., with a majority of revenues generated in California. The Company generates its revenue primarily from the rental of its equipment on operating leases and from sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and certain other service revenues negotiated as part of the lease agreements with the customers and related costs are recognized on a straight-line basis over the terms of the leases. Sales revenue and related costs are recognized upon delivery and installation of the equipment to customers. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds usually recover a high percentage of its capitalized cost.

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

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”) and vacuum containers, dewatering containers and roll-off containers (collectively referred to as “boxes”). These tanks and boxes are rented to a broad range of industries and applications including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% and 79% of consolidated revenues in the nine months ended September 30, 2010 and 2009, respectively. Of the total rental operations revenues for the nine months ended September 30, 2010, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 46%, 36% and 18%, respectively, compared to 55%, 35% and 10%, respectively, in the same period of 2009. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the nine months ended September 30, 2010 and 2009, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 19% and 21%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2010 and 2009, Mobile Modular and Enviroplex together comprised 61% and 63%, respectively, and TRS-RenTelco comprised 39% and 37%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2010 and 2009 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2010	2009	2010	2009	2010	2009
Net Income	$9,700	$9,529	$23,736	$24,421	$32,637	$33,702
Provision for Income Taxes	6,149	6,118	15,048	15,679	20,016	21,595
Interest	1,632	1,687	4,647	5,523	6,230	8,216

Income from Operations	17,481	17,334	43,431	45,623	58,883	63,513
Depreciation and Amortization	15,681	15,571	46,269	47,611	61,788	63,884
Non-Cash Stock-Based Compensation	1,069	756	3,155	2,709	4,049	3,645

Adjusted EBITDA [1]	$34,231	$33,661	$92,855	$95,943	$124,720	$131,042

Adjusted EBITDA Margin [2]	41%	45%	44%	46%	45%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2010	2009	2010	2009	2010	2009

Adjusted EBITDA [1]	$34,231	$33,661	$92,855	$95,943	$124,720	$131,042
Interest Paid	(1,392)	(1,284)	(4,530)	(5,554)	(6,483)	(8,700)
Net Income Taxes Paid	(2,063)	(6,419)	(8,030)	(2,016)	(8,634)	(3,185)
Gain on Sale of Used Rental Equipment	(3,399)	(2,822)	(8,144)	(8,024)	(11,013)	(10,419)
Change in certain assets and liabilities:
Accounts Receivable, net	(19,501)	(10,893)	(18,315)	8,362	(11,263)	3,877
Income Taxes Receivable	72	5,940	5,147	5,940	5,147	5,940
Prepaid Expenses and Other Assets	141	3,064	(1,346)	3,692	(1,139)	4,910
Accounts Payable and Other Liabilities	3,504	(4,420)	1,076	(8,150)	2,844	(10,153)
Deferred Income	11,363	7,044	7,396	(656)	4,742	(6,314)

Net Cash Provided by Operating Activities	$22,956	$23,871	$66,109	$89,537	$98,921	$106,998

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and the senior notes. At September 30, 2010, the actual ratio for the line of credit and the senior notes was 2.94 to 1 and 2.59 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At September 30, 2010, the actual ratio for the line of credit and the senior notes was 2.18 to 1.

At September 30, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On October 4, 2010, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.225 per common share for the quarter ended September 30, 2010, an increase of 2% over the prior year’s comparable quarter.

On July 26, 2010, the Board of Directors of the Company created a new director position and elected M. Richard Smith to serve as a director of the Company. Mr. Smith’s election brings the total membership of the Board of Directors to seven.

Results of Operations

Three Months Ended September 30, 2010 Compared to

Three Months Ended September 30, 2009

Overview

Consolidated revenues for the three months ended September 30, 2010 increased 10% to $83.2 million, from $75.5 million for the same period in 2009. Consolidated net income for the three months ended September 30, 2010 increased 2% to $9.7 million, from $9.5 million for the same period in 2009. Earnings per diluted share remained flat at $0.40 for the three months ended September 30, 2010 compared to the same period in 2009.

For the three months ended September 30, 2010, on a consolidated basis:

•

Gross profit increased $2.4 million or 8%, to $34.1 million, with Adler Tanks gross profit increasing $4.4 million, or 116%, primarily due to higher gross profit on rental revenues. TRS-RenTelco gross profit increased $3.8 million, or 47%, primarily due to higher gross profit on rental and sales revenues. Enviroplex gross profit increased 4%, primarily due to $0.7 million higher sales revenues. Gross profit of Mobile Modular decreased $5.8 million, or 31%, due to lower gross profit on rental, rental related services and sales revenues.

•	Selling and administrative expenses increased $2.3 million, or 16%, to $16.6 million from $14.3 million in the same period in 2009, primarily due to higher personnel and employee benefit costs.

•	Interest expense decreased $0.1 million, or 3%, to $1.6 million, due to 4% lower net average interest rates (2.4% compared to 2.5% in 2009) partly offset by higher average debt levels.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 30%, 38% and 31%, respectively, compared to 71% and 18% and 8%, respectively, for the comparable 2009 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 1% compared to 3% in 2009.

•	Adjusted EBITDA increased 2% to $34.2 million, compared to $33.7 million in 2009.

Mobile Modular

For the three months ended September 30, 2010, Mobile Modular’s total revenues decreased $2.8 million to $37.2 million compared to the same period in 2009, primarily due to lower rental and sales revenues. The revenue decrease, lower gross margin on rental, rental related services and sales revenues and higher selling and administrative expenses resulted in a 57% decrease in pre-tax income to $4.8 million for the three months ended September 30, 2010, from $11.1 million for the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/10 compared to Three Months Ended 9/30/09 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$20,883	$22,478	$(1,595)	-7%
Rental Related Services	6,947	6,860	87	1%

Rental Operations	27,830	29,338	(1,508)	-5%
Sales	9,199	10,471	(1,272)	-12%
Other	127	144	(17)	-12%

Total Revenues	$37,156	$39,953	$(2,797)	-7%

Gross Profit
Rental	$9,772	$13,974	$(4,202)	-30%
Rental Related Services	1,305	2,135	(830)	-39%

Rental Operations	11,077	16,109	(5,032)	-31%
Sales	1,847	2,565	(718)	-28%
Other	127	144	(17)	-12%

Total Gross Profit	13,051	18,818	(5,767)	-31%
Selling and Administrative Expenses	7,335	6,733	602	9%

Income from Operations	5,716	12,085	(6,369)	-53%
Interest Expense Allocation	934	998	(64)	-6%

Pre-tax Income	$4,782	$11,087	$(6,305)	-57%

Other Information
Depreciation of Rental Equipment	$3,439	$3,422	$17	0%

Average Rental Equipment [1]	$493,553	$477,175	$16,378	3%
Average Rental Equipment on Rent	$334,529	$339,317	$(4,788)	-1%
Average Monthly Total Yield [2]	1.41%	1.57%		-10%
Average Utilization [3]	67.8%	71.1%		-5%
Average Monthly Rental Rate [4]	2.08%	2.21%		-6%

Period End Rental Equipment [1]	$495,333	$480,053	$15,280	3%
Period End Utilization [3]	67.4%	69.5%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2010 decreased 31%, to $13.1 million from $18.8 million for the same period in 2009. For the three months ended September 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.6 million, or 7%, compared to 2009, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 6% lower average monthly rental rates and a 1% decrease in average rental equipment on rent in 2010 as compared to 2009. As a percentage of rental revenues, depreciation was 16% and 15% in 2010 and 2009, respectively, and other direct costs were 37% in 2010 compared to 23% in 2009, which resulted in gross margin percentages of 47% in 2010 and 62% in 2009. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $4.2 million, or 30%, to $9.8 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues of $6.9 million were comparable to 2009. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The comparable revenues, offset by a lower gross margin percentage of 19% in 2010 compared to 31% in 2009 resulted in rental related services gross profit decreasing $0.8 million, or 39%.

•

Gross Profit on Sales – Sales revenues decreased $1.3 million, or 12%, compared to 2009. Lower sales revenues combined with a lower gross margin percentage of 20% in 2010 compared with 25% in 2009, due to lower margins on sales of new and used equipment, resulted in gross profit on sales decreasing 28% to $1.8 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2010, selling and administrative expenses increased 9%, to $7.3 million from $6.7 million in the same period in 2009 as a result of investment in Mid-Atlantic and Portable Storage growth initiatives.

TRS-RenTelco

For the three months ended September 30, 2010, TRS-RenTelco’s total revenues increased $3.5 million, or 15%, to $27.3 million compared to the same period in 2009, primarily due to higher rental revenues. Pre-tax income increased 111% to $6.0 million for the three months ended September 30, 2010 from $2.9 million for the same period in 2009, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/10 compared to Three Months Ended 9/30/09 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$21,764	$18,468	$3,296	18%
Rental Related Services	583	601	(18)	-3%

Rental Operations	22,347	19,069	3,278	17%
Sales	4,612	4,361	251	6%
Other	347	415	(68)	-16%

Total Revenues	$27,306	$23,845	$3,461	15%

Gross Profit
Rental	$9,226	$5,960	$3,266	55%
Rental Related Services	89	123	(34)	-28%

Rental Operations	9,315	6,083	3,232	53%
Sales	2,195	1,594	601	38%
Other	347	415	(68)	-16%

Total Gross Profit	11,857	8,092	3,765	47%
Selling and Administrative Expenses	5,345	4,708	637	14%

Income from Operations	6,512	3,384	3,128	92%
Interest Expense Allocation	472	519	(47)	-9%

Pre-tax Income	$6,040	$2,865	$3,175	111%

Other Information
Depreciation of Rental Equipment	$9,197	$9,816	$(619)	-6%

Average Rental Equipment [1]	$245,706	$246,927	$(1,221)	-1%

Average Rental Equipment on Rent	$166,290	$149,073	$17,217	12%
Average Monthly Total Yield [2]	2.95%	2.49%		18%
Average Utilization [3]	67.7%	60.4%		12%
Average Monthly Rental Rate [4]	4.36%	4.13%		6%

Period End Rental Equipment [1]	$248,247	$245,999	$2,248	1%
Period End Utilization [3]	67.4%	61.8%		9%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2010 increased 47% to $11.9 million from $8.1 million for the same period in 2009. For the three months ended September 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.3 million, or 18%, as compared to 2009, with depreciation expense decreasing $0.6 million, or 6%, resulting in increased gross profit on rental revenues of $3.3 million, or 55%, to $9.2 million as compared to 2009. The rental revenues increase was due to 6% higher average monthly rental rates and 12% higher average rental equipment on rent in 2010 as compared to 2009. The rental rate increase was primarily due to improved market conditions.

•

Gross Profit on Sales – Sales revenues increased 6% to $4.6 million in 2010 due to higher used equipment sales. Gross margin percentage was 48% in 2010, compared to 37% in 2009, primarily due to higher margins on used equipment sales resulting in gross profit on sales increasing 38% to $2.2 million from $1.6 million in 2009. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2010, selling and administrative expenses increased 14%, to $5.3 million from $4.7 million in the same period in 2009 primarily due to investment in the TRS-Environmental growth initiative, higher bad debt expense and increased advertising and marketing costs.

Adler Tanks

For the three months ended September 30, 2010, Adler Tanks’ total revenues increased $6.3 million, or 95%, to $13.0 million compared to the same period in 2009, primarily due to higher rental and rental related services revenues. The revenue increase, combined with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a $3.5 million increase in pre-tax income to $4.8 million for the three months ended September 30, 2010, compared to the same period in 2009.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/10 compared to Three Months Ended 9/30/09 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$10,027	$4,952	$5,075	102%
Rental Related Services	2,871	1,698	1,173	69%

Rental Operations	12,898	6,650	6,248	94%
Sales	55	—	55	nm
Other	15	9	6	67%

Total Revenues	$12,968	$6 ,659	$6,309	95%

Gross Profit
Rental	$7,470	$3,365	$4,105	122%
Rental Related Services	672	413	259	63%

Rental Operations	8,142	3,778	4,364	116%
Sales	8	—	8	nm
Other	15	9	6	67%

Total Gross Profit	8,165	3,787	4,378	116%
Selling and Administrative Expenses	3,086	2,282	804	35%

Income from Operations	5,079	1,505	3,574	238%
Interest Expense Allocation	275	219	56	26%

Pre-tax Income	$4,804	$1,286	$3,518	274%

Other Information
Depreciation of Rental Equipment	$1,473	$875	$598	68%

Average Rental Equipment [1]	$109,157	$62,933	$46,224	73%
Average Rental Equipment on Rent	$85,429	$40,980	$44,449	109%
Average Monthly Total Yield [2]	3.06%	2.62%		17%
Average Utilization [3]	78.3%	65.1%		20%
Average Monthly Rental Rate [4]	3.91%	4.03%		-3%

Period End Rental Equipment [1]	$116,987	$67,121	$49,866	74%
Period End Utilization [3]	77.4%	68.8%		13%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2010 increased $4.4 million, or 116%, to $8.2 million from $3.8 million for the same period in 2009. For the three months ended September 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.1 million, or 102%, compared to 2009, primarily due to the expansion into new market areas. As a percentage of rental revenues, depreciation was 14% and 18% in 2010 and 2009, respectively, and other direct costs were 11% in 2010 compared to 14% in 2009, which resulted in gross margin percentages of 75% in 2010 and 68% in 2009. The higher rental revenues, combined with higher rental margins, resulted in gross profit on rental revenues increasing $4.1 million, or 122%, to $7.5 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 69%, compared to 2009. The higher revenues, partly offset by a lower gross margin percentage of 23% in 2010 compared to 24% in 2009 resulted in rental related services gross profit increasing 63%, to $0.7 million from $0.4 million in 2009.

For the three months ended September 30, 2010, selling and administrative expenses increased 35%, to $3.1 million from $2.3 million in the same period in 2009 primarily due to higher personnel and benefit costs and higher advertising and marketing costs.

Nine Months Ended September 30, 2010 Compared to

Nine Months Ended September 30, 2009

Overview

Consolidated revenues for the nine months ended September 30, 2010 increased 1%, to $211.5 million from $209.1 million for the same period in 2009. Consolidated net income for the nine months ended September 30, 2010 decreased $0.7 million, or 3% to $23.7 million, or $0.98 per diluted share, from $24.4 million, or $1.02 per diluted share, for the same period in 2009.

For the nine months ended September 30, 2010, on a consolidated basis:

•

Gross profit increased $1.4 million, or 2%, to $92.4 million from $91.0 million for the same period in 2009, with gross profit of TRS-RenTelco increasing $7.7 million, or 34%, due to higher gross profit on rental and sales revenues. Adler Tanks’ gross profit increased $8.6 million, or 88%, due to higher gross profit on rental revenues. Enviroplex gross profit increased $1.3 million, or 132%, primarily due to $3.1 million higher sales revenues. Mobile Modular gross profit decreased $16.2 million, or 28%, due to lower gross profit on rental, rental related services and sales revenues.

•	Selling and administrative expenses increased 8% to $48.9 million from $45.3 million for the same period in 2009 primarily due to higher personnel and employee benefit costs.

•	Interest expense decreased $0.9 million, or 16%, to $4.6 million, primarily due to 6% lower average interest rates (2.4% in 2010 compared to 2.6% in 2009) and lower average debt levels.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 44%, 32% and 23%, respectively, compared to 82%, 13% and 7%, respectively, for the comparable 2009 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 1% in 2010 compared to negative 2% in 2009.

•	Adjusted EBITDA decreased $3.0 million, or 3%, to $92.9 million compared to $95.9 million in 2009.

Mobile Modular

For the nine months ended September 30, 2010, Mobile Modular’s total revenues decreased $18.1 million, or 16%, to $94.6 million compared to the same period in 2009, primarily due to lower rental, rental related services and sales revenues during the period. The revenue decrease and lower gross margin on rental, rental related services and sales revenues resulted in pre-tax income of $17.2 million for the nine months ended September 30, 2010, a decrease of 48% compared to the pre-tax income for the same period in 2009.

The following table summarizes nine months results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/10 compared to Nine Months Ended 9/30/09 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$61,889	$70,867	$(8,978)	-13%
Rental Related Services	17,206	20,393	(3,187)	-16%

Rental Operations	79,095	91,260	(12,165)	-13%
Sales	15,142	20,951	(5,809)	-28%
Other	345	449	(104)	-23%

Total Revenues	$94,582	$112,660	$(18,078)	-16%

Gross Profit
Rental	$33,095	$45,769	$(12,674)	-28%
Rental Related Services	4,306	5,537	(1,231)	-22%

Rental Operations	37,401	51,306	(13,905)	-27%
Sales	3,380	5,568	(2,188)	-39%
Other	345	449	(104)	-23%

Total Gross Profit	41,126	57,323	(16,197)	-28%
Selling and Administrative Expenses	21,239	20,994	247	1%

Income from Operation	19,887	36,329	(16,444)	-45%
Interest Expense Allocation	2,664	3,272	(608)	-19%

Pre-tax Income	$17,223	$33,057	$(15,836)	-48%

Other Information
Depreciation of Rental Equipment	$10,291	$10,264	$27	0%

Average Rental Equipment [1]	$489,748	$476,997	$12,751	3%
Average Rental Equipment on Rent [1]	$332,204	$356,804	$(24,600)	-7%
Average Monthly Total Yield [2]	1.40%	1.65%		-15%
Average Utilization [3]	67.8%	74.8%		-9%
Average Monthly Rental Rate [4]	2.07%	2.21%		-6%

Period End Rental Equipment [1]	$495,333	$480,053	$15,280	3%
Period End Utilization [3]	67.4%	69.5%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2010 decreased $16.2 million, to $41.1 million from $57.3 million for the same period in 2009. For the nine months ended September 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues decreased $9.0 million, or 13%, over 2009, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 6% lower average monthly rental rates and 7% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2010 and 14% in 2009 and other direct costs were 30% in 2010 compared to 21% in 2009, which resulted in gross margin percentage of 53% in 2010 and 65% in 2009. The lower rental revenues, combined with lower rental margins, resulted in gross profit on rental revenues decreasing $12.7 million, or 28%, to $33.1 million from $45.8 million in 2009.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $3.2 million, or 16%, compared to 2009. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term and lower revenues from services rendered during the lease. The lower revenues, combined with a lower gross margin percentage of 25% in 2010 compared to 27% in 2009, resulted in rental related services gross profit decreasing $1.2 million, or 22%, to $4.3 million from $5.5 million in 2009.

•

Gross Profit on Sales – Sales revenues decreased $5.8 million, or 28%, compared to 2009. Lower sales revenues combined with a lower gross margin percentage of 22% in 2010 compared with 27% in 2009, resulted in sales gross profit decreasing 39%, to $3.4 million from $5.6 million in 2009. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2010, selling and administrative expenses increased $0.2 million, or 1%, to $21.2 million from $21.0 million in the same period in 2009.

TRS-RenTelco

For the nine months ended September 30, 2010, TRS-RenTelco’s total revenues increased $4.0 million, or 5%, to $77.3 million compared to the same period in 2009, due to higher rental revenues, partly offset by lower sales and other revenues. Pre-tax income increased 147% to $12.5 million for the nine months ended September 30, 2010 compared to $5.1 million for the same period in 2009, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes nine months results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/10 compared to Nine Months Ended 9/30/09 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$60,083	$55,769	$4,314	8%
Rental Related Services	1,622	1,498	124	8%

Rental Operations	61,705	57,267	4,438	8%
Sales	14,446	14,599	(153)	-1%
Other	1,161	1,435	(274)	-19%

Total Revenues	$77,312	$73,301	$4,011	5%

Gross Profit
Rental	$23,219	$16,783	$6,436	38%
Rental Related Services	168	64	104	163%

Rental Operations	23,387	16,847	6,540	39%
Sales	6,083	4,627	1,456	31%
Other	1,161	1,435	(274)	-19%

Total Gross Profit	30,631	22,909	7,722	34%
Selling and Administrative Expenses	16,798	16,124	674	4%

Income from Operations	13,833	6,785	7,048	104%
Interest Expense Allocation	1,349	1,734	(385)	-22%

Pre-tax Income	$12,484	$5,051	$7,433	147%

Other Information
Depreciation of Rental Equipment	$27,527	$30,622	$(3,095)	-10%

Average Rental Equipment [1]	$242,317	$249,797	$(7,480)	-3%
Average Rental Equipment on Rent [1]	$160,192	$151,489	$8,703	6%

Average Monthly Total Yield [2]	2.76%	2.48%		11%
Average Utilization [3]	66.1%	60.6%		9%
Average Monthly Rental Rate [4]	4.17%	4.09%		2%

Period End Rental Equipment [1]	$248,247	$245,999	$2,248	1%
Period End Utilization [3]	67.4%	61.8%		9%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2010 increased $7.7 million, or 34%, to $30.6 million from $22.9 million for the same period in 2009. For the nine months ended September 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.3 million, or 8%, as compared to 2009, with depreciation expenses decreasing $3.1 million, or 10%, resulting in increased gross profit on rental revenues of $6.4 million, or 38%, to $23.2 million as compared to the same period in 2009. The rental revenues increase was due to 6% higher average rental equipment on rent and 2% higher average monthly rental rates compared to 2009.

•

Gross Profit on Sales – Sales revenues decreased 1% to $14.4 million in 2010, compared to $14.6 million in 2009. Gross margin percentage was 42% in 2010, compared to 32% in 2009, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $1.5 million, or 31%, to $6.1 million from $4.6 million in 2009. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2010, selling and administrative expenses increased $0.7 million, to $16.8 million from $16.1 million in the same period in 2009 primarily due to investment in the TRS-Environmental growth initiative and higher bad debt expense.

Adler Tanks

For the nine months ended September 30, 2010, Adler Tanks’ total revenues increased $13.3 million, or 77%, to $30.7 million compared to the same period in 2009, primarily due to higher rental and rental related services revenues during the period. The revenue increase and higher gross margin on rental revenues resulted in pre-tax income of $8.9 million for the nine months ended September 30, 2010, an increase of 211% compared to the pre-tax income for the same period in 2009.

The following table summarizes nine month results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Nine Months Ended 9/30/10 compared to Nine Months Ended 9/30/09 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2010	2009	$	%

Revenues
Rental	$23,686	$12,717	$10,969	86%
Rental Related Services	6,890	4,567	2,323	51%

Rental Operations	30,576	17,284	13,292	77%
Sales	82	54	28	52%
Other	40	24	16	67%

Total Revenues	$30,698	$17,362	$13,336	77%

Gross Profit
Rental	$16,833	$8,516	$8,317	98%
Rental Related Services	1,523	1,229	294	24%

Rental Operations	18,356	9,745	8,611	88%
Sales	8	17	(9)	-53%
Other	40	24	16	67%

Total Gross Profit	18,404	9,786	8,618	88%
Selling and Administrative Expenses	8,750	6,266	2,484	40%

Income from Operations	9,654	3,520	6,134	174%
Interest Expense Allocation	782	666	116	17%

Pre-tax Income	$8,872	$2,854	$6,018	211%

Other Information
Depreciation of Rental Equipment	$3,847	$2,336	$1,511	65%

Average Rental Equipment [1]	$94,155	$55,255	$38,900	70%
Average Rental Equipment on Rent [1]	$68,862	$35,418	$33,444	94%
Average Monthly Total Yield [2]	2.80%	2.56%		9%
Average Utilization [3]	73.1%	64.1%		14%
Average Monthly Rental Rate [4]	3.82%	3.99%		-4%

Period End Rental Equipment [1]	$116,987	$67,121	$49,866	74%
Period End Utilization [3]	77.4%	68.8%		13%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period

Adler Tanks’ gross profit for the nine months ended September 30, 2010 increased $8.6 million, or 88%, to $18.4 million from $9.8 million for the same period in 2009. For the nine months ended September 30, 2010 compared to the same period in 2009:

•

Gross Profit on Rental Revenues – Rental revenues increased $11.0 million, or 86%, compared to 2009, primarily due to the expansion into new market areas. As a percentage of rental revenues, depreciation was 16% and 18% in 2010 and 2009, respectively, and other direct costs were 13% in 2010 compared to 15% in 2009, which resulted in gross margin percentages of 71% in 2010 and 67% in 2009. The higher rental revenues, combined with higher rental margins resulted in gross profit on rental revenues increasing $8.3 million, or 98%, to $16.8 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.3 million, or 51%, compared to 2009. The higher revenues, partly offset by a lower gross margin percentage of 22% in 2010 compared to 27% in 2009 resulted in rental related services gross profit increasing 24%, to $1.5 million from $1.2 million in 2009.

For the nine months ended September 30, 2010, selling and administrative expenses increased 40%, to $8.7 million from $6.3 million in the same period in 2009 primarily due to higher personnel and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the nine months ended September 30, 2010 compared to the same period in 2009 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $66.1 million, a decrease of 26% in 2010, compared to $89.5 million in 2009. The decrease in net cash provided by operating activities was primarily attributable to increased accounts receivable in 2010, primarily due to higher business levels at Adler Tanks and Enviroplex, partly offset by other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $78.8 million in 2010, compared to $32.2 million in 2009. The $46.6 million increase was primarily due to $42.0 million higher purchases of rental equipment of $93.4 million in 2010, compared to $51.4 million in 2009, $2.3 million lower proceeds from sale of used rental equipment and $3.8 million higher purchase of property and equipment.

Cash Flows from Financing Activities: Net cash provided by financing activities was $12.0 million in 2010, compared to net cash used in financing activities of $58.4 million in 2009. The $70.4 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit, combined with $2.1 million higher proceeds and excess tax benefit from the exercise of stock options.

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

At September 30, 2010, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $260.5 million was outstanding, and had capacity to borrow up to an additional $94.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At September 30, 2010, the actual ratio was 2.94 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At September 30, 2010, the actual ratio was 2.77 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At September 30, 2010, the actual ratio was 2.18 to 1.

At September 30, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the fourth payment having been made on June 2, 2010, which reduced the principal balance to $12.0 million. Among other restrictions, the Note Agreement (as amended), under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At September 30, 2010, the actual ratio was 2.59 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At September 30, 2010, the actual ratio was 2.18 to 1.

•

Permit tangible net worth calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003 (excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003). At September 30, 2010, such sum was $268.5 million and the actual tangible net worth of the Company was $279.2 million.

At September 30, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, 2,000,000 shares remain authorized for repurchase.

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

We had no material off-balance sheet arrangements as of September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2009 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

The U.S. economy has been impacted by a severe recession. Demand for our rental products depends on continued industrial and business activity and state government funding. The slow recovery from the U.S. recession and general global economic downturn could adversely affect our customers, including local school districts, which could result in decreased demand for the products we rent. Reduced demand for our rental products and deflation could increase price competition. This lowered demand and price pressure could have a material adverse effect on our revenue and profitability.

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

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to:

•	our operating performance and the performance of our competitors, and in particular any variations in our operating results or dividend rate from our stated guidance or from investors’ expectations;

•	changes in general conditions in the economy, the industries in which we operate or the financial markets;

•	investor’s reaction to our press releases, public announcements or filings with the SEC;

•	the stock price performance of competitors or other comparable companies;

•	changes in research analysts’ coverage, recommendations or earnings estimates for us or for the stocks of other companies in our industry;

•	sales of common stock by our directors, executive officers and our other large shareholders, particularly in light of the limited trading volume of our stock;

•	any merger and acquisition activity that involves us or our competitors; and

•	other announcements or developments affecting us, our industry, customers, suppliers or competitors.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	costs associated with the launching or integration of new or acquired businesses;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	the volume, timing and mix of maintenance and repair work on our rental equipment;

•	our equipment mix, availability, utilization and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in, and application of, accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

As a result of these factors, our historical financial results are not necessarily indicative of our future results.

Our ability to retain our executive management and to recruit, retain and motivate key employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, and in particular, Dennis Kakures, our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs. Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel when turnover occurs.

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

In connection with acquisitions we may;

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

At September 30, 2010, we had $40.8 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

If we do not effectively manage our credit risk, collect on our accounts receivable or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally sell to customers on 30-day terms, individually perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and, in each of the last five years have been less than 1% of total revenues. If economic conditions worsen, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of equipment, particularly electronic test equipment. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit and equipment losses would increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.6 million per year for each 1% increase in the average interest rate we pay, based on the $260.5 million balance of variable rate debt outstanding at September 30, 2010. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in a significant increase in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. The recent economic recession has caused state and local budget shortfalls, which have placed pressure on school districts’ ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

As of September 30, 2010, 57% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the electronic test equipment rented by us. We experienced this in 2002, as a result of a significant and prolonged downturn in the telecommunications industry, and recorded non-cash impairment charges of $24.1 million resulting from the depressed and low projected demand for the rental products coupled with high inventory levels, especially communications equipment. We expect the recent U.S. recession and global economic downturn will continue to have an adverse effect on these industries’ demand for equipment in 2010, including the electronic test equipment rented by us. In addition, the severity and length of any downturn in an industry may also affect overall access to capital, which could adversely affect our customers. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to shorten, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products, the introduction of new technologies, and acquire equipment that will be marketable to our current and prospective customers, however, an economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes of our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges and may negatively impact operating results and cash flows.

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

The liquid and solid storage and containment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to rent, or sell, equipment at favorable prices.

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

Market risk, commodity price volatility, changes, or interruptions, in regulations and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our products resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand for renting Adler Tank’s products. In addition, oil and gas exploration and extraction are subject to numerous local, state and federal regulations. Changes, or interruptions, in these regulations could limit, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

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

Significant increases in raw material, fuel and labor costs could increase our acquisition and operating costs of rental equipment, which would increase operating costs and decrease profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of McGrath RentCorp.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2010	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer