Form 10-K
period 2010-12-31
MCGRATH RENTCORP
filed 2011-02-25
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of June 30, 2010 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2010): $504,958,770.

As of February 25, 2011, 24,250,275 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2011Annual Meeting of Shareholders to be held on June 8, 2011 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2010, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 85

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (this “Form 10-K”) which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, regarding McGrath RentCorp’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes,” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties as set forth under “Risk Factors” in this Annual Report on Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

Forward-looking statements are made only as of the date of this Annual Report on Form 10-K and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Except as otherwise required by law, we are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.	BUSINESS.

General Overview

McGrath RentCorp is a California corporation organized in 1979 with corporate offices located in Livermore, California. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “MGRC”. References in this report to the “Company”, “we”, “us”, and “ours” refer to McGrath RentCorp and its subsidiaries, unless the context requires otherwise.

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

In 2008, the Company began operations in three new areas: (1) the portable storage business under the name Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase in Northern California, and in 2009 expanded to Southern California, Texas and Florida; (2) the environmental test equipment rental business under TRS-Environmental, offering a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase; and (3) the liquid and solid containment tanks and boxes rental business through the acquisition of Adler Tank Rentals, LLC on December 11, 2008. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 2% of the Company’s 2010 total revenues. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s 2010 total revenues.

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

•

Generally, we believe the Company’s customers have a short-term need for our rental products. The customer’s rental requirement may be driven by a number of factors including time, budget or capital constraints, future uncertainty impacting their ongoing requirements, equipment availability, specific project requirements, peak periods of demand or the customer may want to eliminate the burdens and risks of ownership. For modulars, in some cases a customer’s initial short-term rental becomes part of the customer’s ongoing infrastructure and turns into a long-term rental.

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

•

Typically, we believe short-term rental rates recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental inventory. For modulars the original investment is recovered in approximately five years and in approximately three years for electronic test equipment and liquid and solid containment tanks and boxes.

•

When a product is sold from rental inventory, a significant portion of the original investment is recovered. Effective asset management is a critical element to each of the rental businesses and the residuals realized when product is sold from inventory. Modular asset management requires designing and building the product for a long life, coupled with ongoing repair and maintenance investments, to ensure its long useful rental life and generally, higher residuals upon sale. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand and, once invested, proactively managing the equipment at the model level for optimum utilization through its technology life cycle to maximize the rental revenues and residuals realized. Liquid and solid containment tanks and boxes asset management requires selecting and purchasing quality product and making ongoing repair and maintenance investments to ensure its long rental life.

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

Employees

As of December 31, 2010, the Company had 655 employees, of whom 61 were primarily administrative and executive personnel, with 321, 141, 68 and 64 in the operations of Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

We make the Company’s Securities and Exchange Commission (“SEC”) filings available, free of charge, at our website www.mgrc.com. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Information included on our web site is not incorporated by reference to this Annual Report on Form 10-K. Furthermore, all reports the Company files with the SEC are available, free of charge, through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

We also have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained free of charge at our website www.mgrc.com.

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities, office space, and for a variety of other purposes and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular units. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Units are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2010, Mobile Modular purchased 38% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from two regional sales and inventory centers in California, one in Texas, and one in Florida, serving large geographic areas in these states, and sales offices serving North Carolina, Georgia, Maryland, Virginia and Washington, DC. The California, Texas and Florida operations have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. Mobile Modular believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this insures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 12 years old with sale proceeds above its net book value.

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

Expertise—The Company believes that over the 30 years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern the modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

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

At December 31, 2010, Mobile Modular owned 32,644 new or previously rented modulars and portable storage containers with an aggregate cost of $514.5 million including accessories, or an average cost per unit of $15,800. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2010, fleet utilization was 67.2% and average fleet utilization during 2010 was 67.7%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits an orderly turnover of older units. During 2010, Mobile Modular’s largest sale was for modular classrooms to a Florida school district for approximately $2.3 million. This sale represented approximately 11% of Mobile Modular’s sales, 4% of the Company’s consolidated sales, and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms, Williams Scotsman International, Inc. and Modspace, Inc., are engaged in the rental of modulars, have many offices throughout the country and we believe may have greater financial resources than Mobile Modular. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, Texas, Florida, and beginning late in 2007 in North Carolina and Georgia and beginning in 2008 in Virginia, Maryland and Washington, DC. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. The Company believes that part of the strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates continued intense competition and believes it must continue to improve its products and services to remain competitive in the market for modulars.

Classroom Rentals and Sales to Public Schools (K-12)

Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. Mobile Modular rents and sells classrooms in California, Florida, Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C. Enviroplex sells classrooms in the California market. California is Mobile Modular’s largest educational market. Historically, demand in this market has been fueled by shifting and fluctuating student population, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities and the phasing out of portable classrooms no longer compliant with current building codes. The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years, that rentals and sales to these schools constitute:

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2010	2009	2008	2007	2006
Modular Rental Revenues (Mobile Modular)	48%	51%	51%	50%	50%
Modular Sales Revenues (Mobile Modular & Enviroplex)	54%	64%	60%	59%	65%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	49%	54%	54%	53%	55%
Consolidated Rental and Sales Revenues[1]	22%	28%	30%	30%	33%
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

Legislation

In California (where most of the Company’s educational rentals have occurred), school districts are permitted to purchase only portable classrooms built to the requirements of the California Division of State Architect (“DSA”). However, school districts may rent classrooms that meet either the Department of Housing and Community Development (“DOH”) or DSA requirements. In 1988, California adopted a law which limited the term for which school districts may rent portable classrooms built to DOH standards for up to three years (under a waiver process), and also required the school board to indemnify the State against any claims arising out of the use of such classrooms. Prior to 1988, the majority of the classrooms in the Company’s rental fleet were built to the DOH requirements, and since 1988 almost all new classrooms have been built to the DSA requirements. During the 1990’s additional legislation was passed extending the use of these DOH classroom buildings under the waiver process through September 30, 2000. In 2000, new California legislation was passed allowing for DOH classroom buildings already in use for classroom purposes as of May 1, 2000 to be utilized until September 30, 2007, provided various upgrades were made to their foundation and ceiling systems. In February 2006, new legislation was passed extending the use of these classroom buildings from September 30, 2007 to September 30, 2015. Currently, regulations and policies are in place that allow for the ongoing use of DOH classrooms from the Company’s inventory to meet shorter term space needs of school districts for periods up to 24 months, provided they receive a “Temporary Certification” or “Temporary Exemption” from the DSA. As a consequence, the tendency is for school districts to rent the DOH classrooms for shorter periods and to rent the DSA classrooms for longer periods. There can be no assurance that these regulations and policies that allow for the continuing rental of DOH classrooms for new public school projects will remain in place. At December 31, 2010, the net book value of DOH classrooms represented less than 1.5% of the net book value of the Company’s modular rental equipment and less than 1.0% of the total assets of the Company, and the utilization of these DOH classrooms was 45.3%.

In 2002, Florida passed a state constitutional amendment setting limits for the maximum allowable number of students in a class for pre-kindergarten through grade twelve. In 2007, school districts were required to meet class size limits based upon the average number of students per class at the school level. By 2010, school districts were required to meet the class size requirements at the individual classroom level. Due to the shortfall of state funds in 2010, school districts received a reprieve from meeting the individual classroom level requirements, and the proposal to remove the requirements was submitted to voters as a proposed amendment to the Florida state Constitution in November 2010 but was defeated. While school districts continue to be required to meet the individual classroom level requirements, their ability to comply is partly dependent on state funding and the health of the state economy.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from its Grapevine, Texas (Dallas Area) and Dollard-des-Ormeaux, Canada (Montreal Area) facilities. TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2010, the original cost of electronic test equipment inventory was comprised of 66% general-purpose electronic test equipment, 32% communications electronic test equipment and 2% environmental test equipment. In January 2008, the Company launched online ordering for its electronic test equipment rental business.

Engineers, technicians and scientists utilize general purpose electronic test equipment in developing products, controlling manufacturing processes, completing field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Agilent Technologies and Tektronix, a division of Danaher Corporation, have manufactured the majority of TRS-RenTelco’s general purpose electronic test equipment.

Communications test equipment, including fiber optic test equipment, is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, to install fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. These instruments are rented primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers. To date, Agilent has manufactured a significant portion of TRS-RenTelco’s communications test equipment, with the remainder acquired from over 50 other manufacturers.

TRS-RenTelco’s general purpose test equipment rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications test equipment rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. Agilent Technologies and Tektronix manufacture the majority of the general purpose inventory and the communications test equipment inventory includes equipment from over 50 different manufacturers. TRS-RenTelco also occasionally rents electronic test equipment from other rental companies and re-rents the equipment to customers.

Competitive Strengths

Market Leadership—The Company believes that TRS-RenTelco is one of the largest electronic test equipment rental and leasing companies offering a broad and deep selection of general purpose and communications test equipment for rent in North America.

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

Asset Management—TRS-RenTelco’s rental equipment inventory is serviced by an ISO 9001-2008 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customers’ needs. TRS-RenTelco’s team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle. The Company believes this enables it to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment. TRS-RenTelco strives to maintain strong relationships with equipment manufacturers, which enables it to leverage those relationships to gain rental opportunities.

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

TRS-RenTelco markets its electronic test equipment throughout the United States, Canada, and, to a limited extent, other countries. TRS-RenTelco attracts customers through its outside sales force, website at www.TRS-RenTelco.com, telemarketing program, trade show participation and electronic mail campaigns. A key part of the sales process is TRS-RenTelco’s knowledgeable inside sales engineering team that effectively matches test equipment solutions to meet specific customer’s requirements.

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

At December 31, 2010, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $250.1 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 64.3% as of December 31, 2010 and averaged 66.0% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. In 2010, approximately 20% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2010 represented approximately 3.0% of electronic test equipment sales, 1.2% of the Company’s consolidated sales and 0.2% of consolidated revenues.

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

LIQUID AND SOLID CONTAINMENT TANKS AND BOXES

Description

Adler Tanks’ rental inventory is comprised of tanks and boxes used for various containment solutions to store hazardous and non-hazardous liquids and solids in applications such as: oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services. The tanks and boxes are comprised of the following products:

•

fixed axle steel tanks (“tanks”) for the storage of groundwater, wastewater, volatile organic liquids, sewage, slurry and bio sludge, oil and water mixtures and chemicals, which are available in a variety of sizes including 21,000 gallon, 16,000 gallon and 8,000 gallon sizes;

•

vacuum containers (“boxes”), which provide secure containment of sludge and solid materials and may be used for additional on-site storage or for transporting materials off-site enabling vacuum trucks to remain in operation;

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, there can be rental terms up to a year or greater. Monthly rates typically range from 2% to 10% of the equipment’s original acquisition cost. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 84.9% at December 31, 2010.

Seasonality

The Company does not believe the liquid and solid containment rental industry to be highly seasonal, except for the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies. Some of our national competitors, notably BakerCorp and Rain For Rent, are significantly larger than we are and may have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability. We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2010	2009	2008	2007	2006
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$82,648	$92,331	$103,236	$100,541	$91,124
Rental Related Services	22,947	25,174	31,484	32,982	29,913

Total Modular Rental Operations	105,595	117,505	134,720	133,523	121,037

Sales—Mobile Modular	20,685	25,201	25,796	29,349	34,209
Sales—Enviroplex	11,695	7,419	19,484	10,649	12,393

Total Modular Sales	32,380	32,621	45,280	39,998	46,602

Other	432	581	543	654	729

Total Modular Revenues	$138,407	$150,706	$180,543	$174,175	$168,368

Percentage of Rental Revenues	41.2%	49.5%	52.3%	54.3%	53.9%
Percentage of Total Revenues	47.5%	54.7%	59.3%	62.1%	63.0%
Rental Equipment, at cost (year-end)	$514,548	$504,018	$503,678	$475,077	$451,828
Rental Equipment, net book value (year-end)	$369,195	$367,939	$376,606	$358,017	$343,590
Number of Units (year-end)	32,644	29,074	28,373	27,151	26,467
Utilization (year-end)[1]	67.2%	69.0%	81.0%	82.8%	81.4%
Average Utilization[1]	67.7%	73.4%	81.6%	82.3%	82.9%
Average Rental Equipment, at cost[2]	$491,364	$478,764	$461,848	$427,859	$385,630
Annual Yield on Average Rental Equipment, at cost	16.8%	19.3%	22.4%	23.5%	23.6%
Gross Margin on Rental Revenues	55.4%	64.8%	63.2%	64.5%	62.2%
Gross Margin on Sales	23.5%	24.2%	26.5%	27.5%	27.9%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$82,540	$75,500	$92,982	$84,776	$77,816
Rental Related Services	2,240	1,970	2,024	1,731	1,686

Total Electronics Rental Operations	84,780	77,470	95,006	86,507	79,502
Sales	21,443	20,586	24,948	17,831	17,483
Other	1,513	1,858	1,896	1,896	1,713

Total Electronics Revenues	$107,736	$99,914	$121,850	$106,234	$98,698

Percentage of Rental Revenues	41.1%	40.5%	47.1%	45.7%	46.1%
Percentage of Total Revenues	37.0%	36.2%	40.1%	37.9%	37.0%
Rental Equipment, at cost (year-end)	$250,125	$239,152	$255,778	$232,349	$186,673
Rental Equipment, net book value (year-end)	$98,444	$101,902	$129,573	$127,997	$107,752
Utilization (year-end)[1]	64.3%	63.1%	64.0%	69.3%	66.3%
Average Utilization[1]	66.0%	61.5%	68.1%	68.3%	69.6%
Average Rental Equipment, at cost[3]	$244,425	$247,743	$250,173	$209,546	$170,705
Annual Yield on Average Rental Equipment, at cost	33.8%	30.5%	37.2%	40.5%	45.6%
Gross Margin on Rental Revenues	39.9%	31.6%	40.3%	41.8%	42.8%
Gross Margin on Sales	40.9%	33.0%	33.8%	35.0%	37.8%

Product Highlights (Continued)
(dollar amounts in thousands)	Year Ended December 31,
	2010	2009	2008	2007	2006

Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)[4]
Revenues
Rental	$35,427	$18,611	$1,018	n/a	n/a
Rental Related Services	9,515	6,208	572	n/a	n/a

Total Tanks and Boxes Rental Operations	44,942	24,819	1,590	n/a	n/a
Sales	232	170	176	n/a	n/a
Other	57	34	—	n/a	n/a

Total Tanks and Boxes Revenues	$45,231	$25,023	$1,766	n/a	n/a

Percentage of Rental Revenues	17.7%	10.0%	0.5%	n/a	n/a
Percentage of Total Revenues	15.5%	9.1%	0.6%	n/a	n/a
Rental Equipment, at cost (year-end)	$133,095	$80,916	$46,288	n/a	n/a
Rental Equipment, net book value (year-end)	$123,941	$77,397	$46,059	n/a	n/a
Utilization (year-end)[1]	84.9%	67.6%	70.3%	n/a	n/a
Average Utilization[1]	76.0%	62.9%	n/a	n/a	n/a
Average Rental Equipment, at cost[2]	$101,263	$59,276	n/a	n/a	n/a
Annual Yield on Average Rental Equipment, at cost	35.0%	31.4%	n/a	n/a	n/a
Gross Margin on Rental Revenues	71.8%	66.4%	66.3%	n/a	n/a
Gross Margin on Sales	22.2%	2.9%	4.5%	n/a	n/a
Total Revenues	$291,374	$275,643	$304,159	$280,409	$267,066
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
4	Represents Adler Tanks’ results since its acquisition on December 11, 2008.

ITEM 1A.	RISK FACTORS

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

The U.S. economy has been impacted by a severe recession. Demand for our rental products depends on continued industrial and business activity and state government funding. The effects of the U.S. recession and general global economic downturn have adversely affected our customers, including local school districts that are subject to budgetary constraints, which could result in decreased demand for the products we rent. Reduced demand for our rental products and deflation could increase price competition. This lowered demand and price pressure could have a material adverse effect on our revenue and profitability.

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

Our stock price has fluctuated and may continue to fluctuate in the future, which may result in a decline in the value of your investment in our common stock.

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to:

•	our operating performance and the performance of our competitors, and in particular any variations in our operating results or dividend rate from our stated guidance or from investors’ expectations;

•	any changes in general conditions in the economy, the industries in which we operate or the financial markets;

•	investor’s reaction to our press releases, public announcements or filings with the SEC;

•	the stock price performance of competitors or other comparable companies;

•	any changes in research analysts’ coverage, recommendations or earnings estimates for us or for the stocks of other companies in our industry;

•	any sales of common stock by our directors, executive officers and our other large shareholders, particularly in light of the limited trading volume of our stock;

•	any merger and acquisition activity that involves us or our competitors; and

•	other announcements or developments affecting us, our industry, customers, suppliers or competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. More recently, the global credit crisis adversely affected the prices of publicly traded stocks across the board as many stockholders have become more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure. These broad market fluctuations and any negative economic trends may cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we rent and sell our products;

•	legislative and educational policies where we rent and sell our products;

•	the budgetary constraints of our customers;

•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;

•	costs associated with the launching or integration of new or acquired businesses;

•	the timing and type of equipment purchases, rentals and sales;

•	the nature and duration of the equipment needs of our customers;

•	the timing of new product introductions by us, our suppliers and our competitors;

•	the volume, timing and mix of maintenance and repair work on our rental equipment;

•	our equipment mix, availability, utilization and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	rental equipment impairment from excess, obsolete or damaged equipment;

•	movements in interest rates or tax rates;

•	changes in, and application of, accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

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

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Although in general we make advance purchases of some products to help ensure an adequate supply, currently we do not have any long-term purchase contracts with any third-party supplier. We may experience supply problems as a result of financial or operating difficulties or failure of our suppliers. We may also experience supply problems as a result of shortages, and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

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

In 2004, we acquired TRS, an electronic test equipment rental business and in 2008 we acquired Adler Tanks, a liquid and solid containment rental business. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	difficulties in complying with regulations, such as environmental regulations, and managing risks related to an acquired business;

•	timely completion of necessary financing and required amendments, if any, to existing agreements;

•	an inability to implement uniform standards, controls, procedures and policies;

•	undiscovered and unknown problems, defects, liabilities, or other issues related to any acquisition that become known to us only after the acquisition;

•	negative reactions from our customers to an acquisition;

•	disruptions among employees which may erode employee morale; and

•	potential loss of key employees, including costly litigation resulting from the termination of those employees.

In connection with acquisitions we may;

•	assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	become subject to litigation.

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use, to the extent available, a substantial portion of our credit line. If we increase the amount borrowed against our available credit line, we would increase the risk of breaching the covenants under our credit facilities with our lenders. In addition, it would limit our ability to make other investments, or we may be required to seek additional debt or equity financing.

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

At December 31, 2010, we had $40.6 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.5 million per year for each 1% increase in the average interest rate we pay, based on the $253.6 million balance of variable rate debt outstanding at December 31, 2010. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, DC, recent expansion into the portable storage and environmental test equipment businesses and in 2008 our expansion into the liquid and solid containment business through the acquisition of Adler Tanks. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2010 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

SPECIFIC RISKS RELATED TO OUR RELOCATABLE MODULAR BUILDINGS BUSINESS SEGMENT:

Significant reductions of, or delays in, funding to public schools have caused the demand for our modular classroom units to decline, which has resulted in a reduction in our revenues and profitability.

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

As a consequence of the recent economic recession, many states and local governments have experienced large budget deficits resulting in severe budgetary constraints among public school districts. To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, a lack or insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products. Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

Public policies that create demand for our products and services may change.

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. The recent economic recession has caused state and local budget shortfalls, which have placed pressure on school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

We have established modular operations in California, Texas and Florida. We launched operations in North Carolina and Georgia in late 2007 and in Maryland, Virginia and Washington, DC during 2008. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may be affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

A significant portion of the modular sale and rental revenues is derived from the educational market. Typically, during each calendar year, our highest numbers of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions.

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

We may not be able to quickly redeploy modular units returning from leases.

As of December 31, 2010, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2010, Mobile Modular purchased 38% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Our rental test equipment may become obsolete, which could result in an impairment charge, or may no longer be supported by a manufacturer.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to shorten, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products and the introduction of new technologies, and we acquire equipment that will be marketable to our current and prospective customers. However, an economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes to our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges and may negatively impact operating results and cash flows.

If we do not effectively compete in the rental equipment market, our operating results will be materially and adversely affected.

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Continental Resources, Microlease and TestEquity, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from these established entities and new entrants in the market. We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

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

SPECIFIC RISKS RELATED TO OUR LIQUID AND SOLID CONTAINMENT TANKS AND BOXES BUSINESS SEGMENT:

We may be brought into tort or environmental litigation or held responsible for cleanup of spills if the customer fails to perform, or an accident occurs in the use of our rental products, which could materially adversely affect our business, future operating results or financial position.

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

Market risk, commodity price volatility, regulatory changes or interruptions and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our products resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

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

Liquid and Solid Containment Tanks and Boxes—The Company’s liquid and solid containment tank and boxes rental business is headquartered in Newark, New Jersey and operates from branch offices serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. All of our branch offices, except for the Deer Park, Texas office, are leased and have remaining lease terms of one to three years, or are leased on a month to month basis. We believe satisfactory alternative properties can be found in all of our markets if we do not renew our existing leased properties.

Enviroplex—The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its facility in Stockton, California (San Francisco Bay Area).

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2010.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Relocatable Modular Buildings
Livermore, California1, 2, [6]	137.2	7,680	53,440	61,120
Tracy, California[4]	10.0	—	—	—
Mira Loma, California[6]	78.5	7,920	45,440	53,360
Riverside, California[5]	16.6	—	—	—
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[6]	122.5	8,400	95,902	104,302
Charlotte, North Carolina[7]	—	2,640	—	2,640
Lexington, North Carolina[8]	5.0	—	—	—
Perris, California[4]	6.0	—	—	—
Electronic Test Equipment
Grapevine, Texas[9]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[10]	—	12,500	—	12,500
Liquid and Solid Containment Tanks and Boxes
Newark, New Jersey[11]	0.8	3,000	7,000	10,000
Deer Park, Texas	10.2	3,448	5,353	8,801
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076

	448.3	151,044	419,788	570,832

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.

2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party on a month to month basis and 33.3 acres currently under development.
3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2011 and 19,929 square feet are leased to a third party through September 2012.
4	This facility is leased on a month to month basis
5	Multiple parcels of land leased through March – July of 2011.
6	Adler Tanks also operates out of this facility.
7	This facility is leased through November 2011.
8	This facility is leased through December 2012.
9	This facility is leased through November 2018.
10	This facility is leased through August 2011.
11	This facility is leased through December 2013.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2010				2009
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$29.21	$24.95	$27.41	$25.33	$23.20	$22.78	$24.76	$24.05
Low	$23.29	$19.93	$20.89	$20.38	$19.27	$17.01	$15.08	$12.01
Close	$26.22	$23.96	$22.78	$24.23	$22.36	$21.27	$19.06	$15.76
Dividends Declared	$0.225	$0.225	$0.225	$0.225	$0.220	$0.220	$0.220	$0.220

As of February 25, 2011, the Company’s common stock was held by approximately 60 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2010 and 2009 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in 2010 and 2009. During 2008, the Company repurchased 968,746 shares of its common stock, for an aggregate repurchase price of $21.9 million or an average price of $22.61 per share. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. As of February 25, 2011, 2,000,000 shares remain authorized for repurchase under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2010 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation”.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008	2007	2006
Operations Data
Revenues
Rental	$200,615	$186,442	$197,236	$185,317	$168,940
Rental Related Services	34,702	33,352	34,080	34,713	31,599

Rental Operations	235,317	219,794	231,316	220,030	200,539
Sales	54,055	53,376	70,404	57,829	64,085
Other	2,002	2,473	2,439	2,550	2,442

Total Revenues	291,374	275,643	304,159	280,409	267,066

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	56,399	57,215	57,115	51,642	45,353
Rental Related Services	26,542	25,271	24,728	24,257	21,830
Other	40,007	33,147	36,661	33,363	33,576

Total Direct Costs of Rental Operations	122,948	115,633	118,504	109,262	100,759
Costs of Sales	37,637	38,695	49,917	40,591	44,481

Total Costs of Revenues	160,585	154,328	168,421	149,853	145,240

Gross Profit	130,789	121,315	135,738	130,556	121,826
Selling and Administrative Expenses	65,553	60,236	58,059	50,026	45,499

Income from Operations	65,236	61,079	77,679	80,530	76,327
Interest Expense	6,186	7,105	9,977	10,719	10,760

Income before Provision for Income Taxes	59,050	53,974	67,702	69,811	65,567
Provision for Income Taxes	22,571	20,649	26,498	27,337	24,209

Income before Minority Interest	36,479	33,325	41,204	42,474	41,358
Minority Interest in Income of Subsidiary	—	—	—	64	280

Net Income	$36,479	$33,325	$41,204	$42,410	$41,078

Earnings Per Share:
Basic	$1.52	$1.40	$1.74	$1.68	$1.65
Diluted	$1.50	$1.40	$1.72	$1.67	$1.63
Shares Used in Per Share Calculations:
Basic	23,944	23,745	23,740	25,231	24,948
Diluted	24,289	23,869	23,944	25,443	25,231
Balance Sheet Data (at period end)
Rental Equipment, at cost	$897,768	$827,458	$805,744	$707,426	$638,501
Rental Equipment, net	$591,580	$550,220	$552,238	$486,014	$451,342
Total Assets	$813,562	$757,936	$784,497	$642,236	$585,542
Notes Payable	$265,640	$247,334	$305,500	$197,729	$165,557
Shareholders’ Equity	$294,977	$267,413	$249,880	$244,031	$230,792
Shares Issued and Outstanding	24,235	23,795	23,709	24,578	25,090
Book Value Per Share	$12.17	$11.24	$10.54	$9.93	$9.20
Debt (Total Liabilities) to Equity	1.76	1.83	2.11	1.63	1.54
Debt (Notes Payable) to Equity	0.90	0.92	1.22	0.81	0.72
Return on Average Equity	13.0%	12.7%	17.1%	17.2%	19.2%
Cash Dividends Declared Per Common Share	$0.90	$0.88	$0.80	$0.72	$0.64

To supplement the Company’s financial data presented on a basis consistent with Generally Accepted Accounting Principles (“GAAP”), the Company presents Adjusted EBITDA, which is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate the Company’s period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes, and to evaluate the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available to operations and the performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2010	2009	2008	2007	2006
Net Income	$36,479	$33,325	$41,204	$42,410	$41,078
Minority Interest in Income of Subsidiary[1]	—	—	—	64	280
Provision for Income Taxes	22,571	20,649	26,498	27,337	24,209
Interest Expense	6,186	7,105	9,977	10,719	10,760

Income from Operations	65,236	61,079	77,679	80,530	76,327
Depreciation and Amortization	62,577	63,130	60,416	54,002	47,461
Non-Cash Stock-Based Compensation	4,227	3,598	3,766	3,457	3,125

Adjusted EBITDA[2]	$132,040	$127,807	$141,861	$137,989	$126,913

Adjusted EBITDA Margin[3]	45%	46%	47%	49%	48%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2010	2009	2008	2007	2006
Adjusted EBITDA[2]	$132,040	$127,807	$141,861	$137,989	$126,913
Interest Paid	(6,306)	(7,412)	(10,073)	(10,718)	(10,511)
Net Income Taxes (Paid) Refunds Received	(9,342)	3,321	(4,581)	(14,424)	(17,248)
Gain on Sale of Rental Equipment	(11,728)	(10,892)	(11,185)	(10,027)	(9,747)
Change in certain assets and liabilities:
Accounts Receivable, net	(5,891)	15,510	(13,341)	(7,227)	4,590
Income Taxes Receivable	120	1,676	—	—	—
Prepaid Expenses and Other Assets	296	4,079	(2,475)	(1,721)	148
Accounts Payable and Other Liabilities	2,363	(8,378)	(575)	(2,076)	7,254
Deferred Income	(954)	(3,311)	(893)	3,096	(2,280)

Net Cash Provided by Operating Activities	$100,598	$122,400	$98,738	$94,892	$99,119

1	In November of 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California.
2	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock-based compensation and non-cash impairment charges.
3	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At December 31, 2010 the actual ratio for the line of credit and the senior notes was 3.10 and 2.70, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2010 the actual ratio was 2.01.

At December 31, 2010, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2010, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 43%, 33%, 24% and 0%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 78%, 16%, 8% and negative 2%, respectively, for 2009. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% of the Company’s total revenues in 2010 and 79% of the Company’s total revenues for the three years ended December 31, 2010. Over the past three years modulars comprised approximately 52%, electronic test equipment comprised approximately 38% and tanks and boxes comprised approximately 10% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modular, electronic test equipment and tanks and boxes have comprised approximately 19% and 21% of the Company’s consolidated revenues in 2010 and over the last three years, respectively. During these three years, modulars comprised approximately 61% and electronics represented approximately 39% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 22%, 28% and 30% of the Company’s consolidated rental and sales revenues for 2010, 2009 and 2008, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Related Party Transactions

During the years ended December 31, 2010 and 2009, the Company purchased liquid and solid containment tanks totaling $16.8 million and $14.1 million, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.6 million and $0.7 million in 2010 and 2009, respectively. Amounts due to related parties at December 31, 2010 and 2009 were $0.5 million and $1.0 million, respectively.

In December 2010, the Company purchased real property located in Deer Park, Texas used as an operating facility for Adler Tanks from a company controlled by the President of Adler Tanks. The purchase price was $2.7 million which was paid in cash.

Recent Developments

In February 2011, the Company announced that its board of directors declared a cash dividend of $0.23 per common share for the quarter ended March 31, 2011, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years 2010–2008	Year Ended December 31,			2010 over 2009	2009 over 2008
		2010	2009	2008
Revenues
Rental	67%	69%	68%	65%	8%	-5%
Rental Related Services	12	12	12	11	4	-2

Rental Operations	79	81	80	76	7	-5
Sales	20	19	19	23	1	-24
Other	1	—	1	1	-19	1

Total Revenues	100%	100%	100%	100%	6%	-9%

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	20	19	21	19	-1	0
Rental Related Services	9	9	9	8	5	2
Other	12	14	12	12	21	-10

Total Direct Costs of Rental Operations	41	42	42	39	6	-2
Cost of Sales	14	13	14	16	-3	-22

Total Costs	55	55	56	55	4	-8

Gross Profit	45	45	44	45	8	-11
Selling and Administrative	22	23	22	20	9	4

Income from Operations	23	22	22	25	7	-21
Interest Expense	2	2	2	3	-13	-29

Income before Provision for Income Taxes	21	20	20	22	9	-20
Provision for Income Taxes	8	7	8	8	9	-22

Net Income	13%	13%	12%	14%	9%	-19%

Twelve Months Ended December 31, 2010 Compared to

Twelve Months Ended December 31, 2009

Overview

The Company’s total revenues in 2010 increased 6%, to $291.4 million from $275.6 million in 2009. The Company’s total net income in 2010 increased 9%, to $36.5 million, or $1.50 per diluted share, from $33.3 million, or $1.40 per diluted share, in 2009. The Company’s year over year total revenue increase was due to higher rental, rental related services and sales revenues as more fully described below.

For 2010 compared to 2009, on a consolidated basis,

•

Gross profit increased $9.5 million, or 8%, to $130.8 million, which was comprised of an increase in Adler Tanks’ gross profit of $13.8 million or 99% due to higher gross profit on rents, an increase in TRS-RenTelco’s gross profit of $10.9 million or 33% due to higher gross profit on rental and sales revenues and an increase in Enviroplex’s gross profit of $1.5 million primarily due to $4.3 million higher sales revenues, offset by a decrease in Mobile Modular’s gross profit of $16.7 million or 23% due to lower gross profit on rental, rental related services and sales revenues.

•

Selling and administrative expenses increased $5.3 million, or 9% to $65.6 million, with the increase primarily due to increased personnel and employee benefit costs and higher facility rental expenses.

•

Interest expense decreased $0.9 million, to $6.2 million from $7.1 million in 2009 primarily due to lower net average interest rates (2.4% in 2010 compared to 2.5% in 2009) and lower average debt levels of the Company.

•

Pretax income contributions were 43%, 33% and 24% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2010, compared to 78%, 16% and 8%, respectively, in 2009. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex improved to zero from negative 2% in 2009.

•

Provision for income taxes resulted in an effective tax rate of 38.2%, down from 38.3% in 2009. Looking forward, the Company estimates an effective tax rate of 39.2% in 2011, based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which could cause the Company’s effective tax rate to change.

•

Adjusted EBITDA increased $4.2 million, or 3%, to $132.0 million compared to $127.8 million in 2009 resulting primarily from higher income from operations of TRS-RenTelco, Adler Tanks and Enviroplex, partly offset by lower income from operations of Mobile Modular. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

Mobile Modular

For 2010, Mobile Modular’s total revenues decreased $16.6 million, or 12%, to $126.7 million compared to 2009, primarily due to lower rental, rental related services and sales revenues. The revenue decrease, together with lower gross margin on rental revenues and higher selling and administrative expenses, partly offset by lower interest expense, resulted in a decrease in pre-tax income of $17.0 million, or 40%, to $25.1 million in 2010.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2010 compared to 2009
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues
Rental	$82,648	$92,331	$(9,683)	-10%
Rental Related Services	22,947	25,174	(2,227)	-9%

Rental Operations	105,595	117,505	(11,910)	-10%
Sales	20,685	25,201	(4,516)	-18%
Other	432	581	(149)	-26%

Total Revenues	$126,712	$143,287	$(16,575)	-12%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	$13,734	$13,718	$16	0%
Rental Related Services	17,156	18,676	(1,520)	-8%
Other	23,087	18,748	4,339	23%

Total Direct Costs of Rental Operations	53,977	51,142	2,835	5%
Costs of Sales	15,833	18,548	(2,715)	-15%

Total Costs of Revenues	$69,810	$69,690	$120	0%

Gross Profit
Rental	$45,827	$59,865	$(14,038)	-23%
Rental Related Services	5,791	6,498	(707)	-11%

Rental Operations	51,618	66,363	(14,745)	-22%
Sales	4,852	6,653	(1,801)	-27%
Other	432	581	(149)	-26%

Total Gross Profit	56,902	73,597	(16,695)	-23%
Selling and Administrative Expenses	28,309	27,308	1,001	4%

Income from Operations	28,593	46,289	(17,696)	-38%
Interest Expense Allocation	3,513	4,199	(686)	-16%

Pre-tax Income	$25,080	$42,090	$(17,010)	-40%

Other Information
Average Rental Equipment[1]	$491,364	$478,764	$12,600	3%
Average Rental Equipment on Rent[1]	$332,807	$351,515	$(18,708)	-5%
Average Monthly Total Yield[2]	1.40%	1.61%		-13%
Average Utilization[3]	67.7%	73.4%		-8%
Average Monthly Rental Rate[4]	2.07%	2.19%		-5%
Period End Rental Equipment[1]	$496,653	$485,943	$10,710	2%
Period End Utilization[3]	67.2%	69.0%		-3%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2010 decreased $16.7 million to $56.9 million from $73.6 million in 2009. For the year ended December 31, 2010 compared to the year ended December 31, 2009:

•

Gross Profit on Rental Revenues—Mobile Modular’s rental revenues decreased $9.7 million, or 10%, compared to 2009, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 5% lower average monthly rental rates and 5% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2010 and 15% in 2009 and other direct costs were 28% in 2010 compared to 20% in 2009, which resulted in gross margin percentage of 55% in 2010 and 65% in 2009. The lower rental revenues, together with lower rental margins, resulted in gross profit on rental revenues decreasing $14.0 million, or 23%, to $45.8 million from $59.9 million in 2009.

•

Gross Profit on Rental Related Services—Mobile Modular’s rental related services revenues decreased $2.2 million, or 9%, compared to 2009. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to changes in the mix of leases and the amortization of associated service revenues in 2010 as compared to 2009. The lower revenues combined with lower gross margin percentage of 25% in 2010 compared to 26% in 2009 resulted in rental related services gross profit decreasing $0.7 million, or 11%, to $5.8 million from $6.5 million in 2009.

•

Gross Profit on Sales—Mobile Modular’s sales revenues decreased $4.5 million, or 18%, compared to 2009 resulting in lower sales gross profit of $4.9 million in 2010 compared to $6.7 million in 2009. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2010, Mobile Modular’s selling and administrative expenses increased $1.0 million, or 4%, to $28.3 million from $27.3 million in 2009, primarily due to higher personnel and employee benefit costs related to the expansion of our portable storage initiative and higher facility rental expenses, and represented 34% of Mobile Modular’s rental revenues in 2010 compared to 30% in 2009.

TRS-RenTelco

For 2010, TRS-RenTelco’s total revenues increased $7.8 million, or 8%, to $107.7 million compared to 2009, primarily due to higher rental and sales revenues. Pre-tax income increased $10.8 million to $19.3 million for 2010 from $8.5 million for 2009, primarily due to higher gross profit on rental and sales revenues and lower interest expense, partly offset by higher selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2010 compared to 2009
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues
Rental	$82,540	$75,500	$7,040	9%
Rental Related Services	2,240	1,970	270	14%

Rental Operations	84,780	77,470	7,310	9%
Sales	21,443	20,586	857	4%
Other	1,513	1,858	(345)	-19%

Total Revenues	$107,736	$99,914	$7,822	8%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	$37,017	$40,175	$(3,158)	-8%
Rental Related Services	2,001	1,898	103	5%
Other	12,587	11,470	1,117	10%

Total Direct Costs of Rental Operations	51,605	53,543	(1,938)	-4%
Costs of Sales	12,682	13,798	(1,116)	-8%

Total Costs of Revenues	$64,287	$67,341	$(3,054)	-4%

Gross Profit
Rental	$32,936	$23,855	$9,081	38%
Rental Related Services	239	72	167	232%

Rental Operations	33,175	23,927	9,248	39%
Sales	8,761	6,788	1,973	29%
Other	1,513	1,858	(345)	-19%

Total Gross Profit	43,449	32,573	10,876	33%
Selling and Administrative Expenses	22,395	21,878	517	2%

Income from Operations	21,054	10,695	10,359	97%
Interest Expense Allocation	1,791	2,213	(422)	-19%

Pre-tax Income	$19,263	$8,482	$10,781	127%

Other Information
Average Rental Equipment[1]	$244,425	$247,743	$(3,318)	-1%
Average Rental Equipment on Rent[1]	$161,419	$152,234	$9,185	6%
Average Monthly Total Yield[2]	2.81%	2.54%		11%
Average Utilization[3]	66.0%	61.4%		8%
Average Monthly Rental Rate[4]	4.26%	4.13%		3%
Period End Rental Equipment[1]	$249,814	$238,934	$10,880	5%
Period End Utilization[3]	64.3%	63.1%		2%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2010 increased 33%, to $43.4 million from $32.6 million in 2009. For the year ended December 31, 2010 compared to the year ended December 31, 2009:

•

Gross Profit on Rental Revenues—TRS-RenTelco’s rental revenues increased $7.0 million, or 9%, while depreciation expense decreased $3.2 million, or 8%, resulting in an increase of $9.1 million, or 38%, in gross profit on rental revenues to $32.9 million in 2010. The rental revenues increase was due to 3% higher average monthly rental rates and 6% higher average rental equipment on rent.

•

Gross Profit on Sales—TRS-RenTelco’s sales revenues increased $0.9 million, or 4%, compared to 2009. Gross margin percentage was 41% in 2010, compared to 33% in 2009, primarily due to higher gross margin on new and used equipment sales resulting in gross profit on sales increasing $2.0 million, or 29%, to $8.8 million from $6.8 million in 2009. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2010, TRS-RenTelco’s selling and administrative expenses increased $0.5 million, or 2%, to $22.4 million from $21.9 million in 2009, primarily due to investment in the TRS-Environmental growth initiative and higher bad debt expense. TRS-RenTelco’s selling and administrative expenses as a percentage of TRS-RenTelco’s rental revenues were 27% in 2010 and 29% in 2009.

Adler Tanks

For 2010, Adler Tanks’ total revenues increased $20.2 million, or 81%, to $45.2 million compared to 2009, primarily due to higher rental and rental related services revenues during 2010. The revenue increase and higher gross margin on rental revenues resulted in pre-tax income increase of $10.0 million to $14.4 million for the year ended December 31, 2010, an increase of 225% compared to the pre-tax income for the year ended December 31, 2009.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks—2010 compared to 2009
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues
Rental	$35,427	$18,611	$16,816	90%
Rental Related Services	9,515	6,208	3,307	53%

Rental Operations	44,942	24,819	20,123	81%
Sales	232	170	62	37%
Other	57	34	23	68%

Total Revenues	$45,231	$25,023	$20,208	81%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	$5,648	$3,322	$2,326	70%
Rental Related Services	7,385	4,697	2,688	57%
Other	4,333	2,929	1,404	48%

Total Direct Costs of Rental Operations	17,366	10,948	6,418	59%
Costs of Sales	180	165	15	9%

Total Costs of Revenues	$17,546	$11,113	$6,433	58%

Gross Profit
Rental	$25,446	$12,360	$13,086	106%
Rental Related Services	2,130	1,511	619	41%

Rental Operations	27,576	13,871	13,705	99%
Sales	52	5	47	nm
Other	57	34	23	68%

Total Gross Profit	27,685	13,910	13,775	99%
Selling and Administrative Expenses	12,161	8,566	3,595	42%

Income from Operations	15,524	5,344	10,180	190%
Interest Expense Allocation	1,080	893	187	21%

Pre-tax Income	$14,444	$4,451	$9,993	225%

Other Information
Average Rental Equipment[1]	$101,263	$59,276	$41,987	71%
Average Rental Equipment on Rent[1]	$76,949	$39,333	$37,616	96%
Average Monthly Total Yield[2]	2.92%	2.62%		11%
Average Utilization[3]	76.0%	66.4%		15%
Average Monthly Rental Rate[4]	3.84%	3.94%		-3%
Period End Rental Equipment[1]	$129,114	$74,867	$54,247	73%
Period End Utilization[3]	84.9%	71.2%		19%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful.

Adler Tanks’ gross profit for the 2010 increased $13.8 million, or 99%, to $27.7 million from $13.9 million for the same period in 2009. For the year ended December 31, 2010 compared to year ended December 31, 2009:

Gross Profit on Rental Revenues—Adler Tanks’ rental revenues increased $16.8 million, or 90%, primarily due to increased market demand and the expansion into new market areas. As a percentage of rental revenues, depreciation was 16% and 18% in 2010 and 2009, respectively, and other direct costs were 13% in 2010 compared to 15% in 2009, which resulted in gross margin percentages of 71% in 2010 and 67% in 2009. The higher rental revenues, combined with higher rental margins resulted in gross profit on rental revenues increasing $13.1 million, or 106%, to $25.4 million in 2010.

Gross Profit on Rental Related Services—Adler Tanks’ rental related services revenues increased $3.3 million, or 53%, compared to 2009. The higher revenues, partly offset by a lower gross margin percentage of 22% in 2010 compared to 24% in 2009 resulted in rental related services gross profit increasing $0.6 million or 41%, to $2.1 million from $1.5 million in 2009.

For 2010, Adler Tanks’ selling and administrative expenses increased 42%, to $12.2 million from $8.6 million in the same period in 2009 primarily due to higher personnel and benefit costs.

Twelve Months Ended December 31, 2009 Compared to

Twelve Months Ended December 31, 2008

Overview

The Company’s total revenues in 2009 decreased 9%, to $275.6 million from $304.2 million in 2008. The Company’s net income in 2009 decreased 20%, to $33.3 million, or $1.40 per diluted share, from $41.2 million, or $1.72 per diluted share, in 2008. The Company’s year over year total revenue decrease was due to lower rental and sales revenues from rental operations and lower sales revenues.

For 2009 compared to 2008, on a consolidated basis,

•

Gross profit decreased $14.4 million, or 11%, to $121.3 million, with gross profit of TRS-RenTelco decreasing $15.4 million or 32% due to lower gross profit on rental and sales revenues. Mobile Modular’s gross profit decreased $7.9 million or 10% due to lower gross profit on rental, rental related service and sales revenues. Enviroplex’s gross profit decreased $4.1 million primarily due to $12.1 million lower sales revenues. Adler Tanks’ gross profit was $13.9 million in 2009.

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

•

Provision for income taxes resulted in an effective tax rate of 38.3%, down from 39.1% in 2008 due to higher business levels outside of California in states with lower tax rates, primarily resulting from the first full year of the acquired Adler Tanks’ operations.

•

Adjusted EBITDA decreased $14.1 million, or 10%, to $127.8 million compared to $141.9 million in 2008 resulting primarily from lower income from operations of Mobile Modular, TRS-RenTelco and Enviroplex. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

Mobile Modular

For 2009, Mobile Modular’s total revenues decreased $17.8 million, or 11%, to $143.3 million compared to 2008, primarily due to lower rental and rental related services revenues. The revenue decrease, partly offset by higher gross margin on rental revenues, lower selling and administrative expenses and lower interest expense, resulted in a decrease in pre-tax income of $3.4 million, or 8%, to $42.1 million in 2009.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2009 compared to 2008
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$92,331	$103,236	$(10,905)	-11%
Rental Related Services	25,174	31,484	(6,310)	-20%

Rental Operations	117,505	134,720	(17,215)	-13%
Sales	25,201	25,796	(595)	-2%
Other	581	543	38	7%

Total Revenues	$143,287	$161,059	$(17,772)	-11%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	$13,718	$13,311	$407	3%
Rental Related Services	18,676	22,492	(3,816)	-17%
Other	18,748	24,647	(5,899)	-24%

Total Direct Costs of Rental Operations	51,142	60,450	(9,308)	-15%
Costs of Sales	18,548	19,097	(549)	-3%

Total Costs of Revenues	$69,690	$79,547	$(9,857)	-12%

Gross Profit
Rental	$59,865	$65,278	$(5,413)	-8%
Rental Related Services	6,498	8,992	(2,494)	-28%

Rental Operations	66,363	74,270	(7,907)	-11%
Sales	6,653	6,699	(46)	-1%
Other	581	543	38	-7%

Total Gross Profit	73,597	81,512	(7,915)	-10%
Selling and Administrative Expenses	27,308	29,281	(1,973)	-7%

Income from Operations	46,289	52,231	(5,942)	-11%
Interest Expense Allocation	4,199	6,694	(2,495)	-37%

Pre-tax Income	$42,090	$45,537	$(3,447)	-8%

Other Information
Average Rental Equipment[1]	$478,764	$461,848	$16,916	4%
Average Rental Equipment on Rent[1]	$351,515	$376,909	$(25,394)	-7%
Average Monthly Total Yield[2]	1.61%	1.86%		-14%
Average Utilization[3]	73.4%	81.6%		-10%
Average Monthly Rental Rate[4]	2.19%	2.28%		-4%
Period End Rental Equipment[1]	$485,943	$476,368	$9,575	2%
Period End Utilization[3]	69.0%	81.0%		-15%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2009 decreased $7.9 million to $73.6 million from $81.5 million in 2008. For the year ended December 31, 2009 compared to the year ended December 31, 2008:

•

Gross Profit on Rental Revenues—Mobile Modular’s rental revenues decreased $10.9 million, or 11%, compared to 2008, primarily due to the decline in demand for commercial buildings and higher returns of classroom buildings in our education markets. The rental revenues decrease was due to 4% lower average monthly rental rates and 7% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 15% in 2009 and 13% in 2008 and other direct costs were 20% in 2009 compared to 24% in 2008, which resulted in gross margin percentage of 65% in 2009 and 63% in 2008. The lower rental revenues, partly offset by higher rental margins, resulted in gross profit on rental revenues decreasing $5.4 million, or 8%, to $59.9 million from $65.3 million in 2008.

•

Gross Profit on Rental Related Services—Mobile Modular’s rental related services revenues decreased $6.3 million, or 20%, compared to 2008. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to changes in the mix of leases and the amortization of associated service revenues in 2009 as compared to 2008. The lower revenues combined with lower gross margin percentage of 26% in 2009 compared to 29% in 2008 resulted in rental related services gross profit decreasing $2.5 million, or 28%, to $6.5 million from $9.0 million in 2008.

•

Gross Profit on Sales—Mobile Modular’s sales revenues decreased $0.6 million, or 2%, compared to 2008 resulting in comparable sales gross profit of $6.7 million in each of 2009 and 2008. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2009, Mobile Modular’s selling and administrative expenses decreased $2.0 million, or 7%, to $27.3 million from $29.3 million in 2008, primarily due to lower personnel costs, partly offset by increased depreciation expense, and represented 30% of Mobile Modular’s rental revenues in 2009 compared to 28% in 2008.

TRS-RenTelco

For 2009, TRS-RenTelco’s total revenues decreased $21.9 million, or 18%, to $99.9 million compared to 2008, primarily due to lower rental and sales revenues. Pre-tax income decreased $10.6 million to $8.5 million for 2009 from $19.1 million for 2008, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses and lower interest expense.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2009 compared to 2008
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%
Revenues
Rental	$75,500	$92,982	$(17,482)	-19%
Rental Related Services	1,970	2,024	(54)	-3%

Rental Operations	77,470	95,006	(17,536)	-18%
Sales	20,586	24,948	(4,362)	-17%
Other	1,858	1,896	(38)	-2%

Total Revenues	$99,914	$121,850	$(21,936)	-18%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	$40,175	$43,599	$(3,424)	-8%
Rental Related Services	1,898	1,907	(9)	0%
Other	11,470	11,876	(406)	-3%

Total Direct Costs of Rental Operations	53,543	57,382	(3,839)	-7%
Costs of Sales	13,798	16,506	(2,708)	-16%

Total Costs of Revenues	$67,341	$73,888	$(6,547)	-9%

Gross Profit
Rental	$23,855	$37,507	$(13,652)	-36%
Rental Related Services	72	117	(45)	-38%

Rental Operations	23,927	37,624	(13,697)	-36%
Sales	6,788	8,442	(1,654)	-20%
Other	1,858	1,896	(38)	-2%

Total Gross Profit	32,573	47,962	(15,389)	-32%
Selling and Administrative Expenses	21,878	25,237	(3,359)	-13%

Income from Operations	10,695	22,725	(12,030)	-53%
Interest Expense Allocation	2,213	3,663	(1,450)	-40%

Pre-tax Income	$8,482	$19,062	$(10,580)	-56%

Other Information
Average Rental Equipment[1]	$247,743	$250,173	$(2,430)	-1%
Average Rental Equipment on Rent[1]	$152,234	$170,388	$(18,154)	-11%
Average Monthly Total Yield[2]	2.54%	3.10%		-18%
Average Utilization[3]	61.4%	68.1%		-10%
Average Monthly Rental Rate[4]	4.13%	4.55%		-9%
Period End Rental Equipment[1]	$238,934	$255,420	$(16,486)	-6%
Period End Utilization[3]	63.1%	64.0%		-1%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2009 decreased 32%, to $32.6 million from $48.0 million in 2008. For the year ended December 31, 2009 compared to year ended December 31, 2008:

•

Gross Profit on Rental Revenues—Compared to 2008, TRS-RenTelco’s rental revenues decreased $17.5 million, or 19%, while depreciation expense decreased $3.4 million, or 8%, resulting in a decrease of $13.7 million, or 36%, in gross profit on rental revenues of to $23.9 million in 2009. The rental revenues decrease was due to 9% lower average monthly rental rates and 11% lower average rental equipment on rent as compared to 2008. The rental rate decrease was due to account penetration and other competitive pressures, and to a lesser extent the phasing out of TRS acquired equipment having lower original cost compared to new equipment purchases and a greater mix of general purpose test equipment that typically has lower rental rates, but longer depreciable lives, compared to communications test equipment.

•

Gross Profit on Sales—TRS-RenTelco’s sales revenues decreased $4.4 million, or 17%, compared to 2008. Gross margin percentage was 33% in 2009, compared to 34% in 2008, primarily due to lower gross margin on new and used equipment sales resulting in gross profit on sales decreasing 20%, to $6.8 million from $8.4 million in 2008. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2009, TRS-RenTelco’s selling and administrative expenses decreased $3.3 million, or 13% to $21.9 million from $25.2 million in 2008, primarily attributable to lower personnel costs. TRS-RenTelco’s selling and administrative expenses as a percentage of TRS-RenTelco’s rental revenues were 29% in 2009 and 27% in 2008.

Adler Tanks

For 2009, Adler Tanks reported pre-tax income of $4.5 million, which resulted from rental revenues of $18.6 million, with gross profit on rental revenues of $12.4 million. Adler Tanks’ sales revenues in the year ended December 31, 2009 were $0.2 million. Adler Tanks’ selling and administrative expenses were $8.6 million in 2009.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks—2009 compared to 2008
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008[5]	$	%
Revenues
Rental	$18,611	$1,018	$17,593	nm
Rental Related Services	6,208	572	5,636	nm

Rental Operations	24,819	1,590	23,229	nm
Sales	170	176	(6)	nm
Other	34	—	34	nm

Total Revenues	$25,023	$1,766	$23,257	nm

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	$3,322	$205	$3,117	nm
Rental Related Services	4,697	329	4,368	nm
Other	2,929	138	2,791	nm

Total Direct Costs of Rental Operations	10,948	672	10,276	nm
Costs of Sales	165	168	(3)	nm

Total Costs of Revenues	$11,113	840	$10,273	nm

Gross Profit
Rental	$12,360	$675	$11,685	nm
Rental Related Services	1,511	243	1,268	nm

Rental Operations	13,871	918	12,953	nm
Sales	5	8	(3)	nm
Other	34	—	34	nm

Total Gross Profit	13,910	926	12,984	nm
Selling and Administrative Expenses	8,566	354	8,212	nm

Income from Operations	5,344	572	4,772	nm
Interest Expense Allocation	893	56	837	nm

Pre-tax Income	$4,451	$516	$3,935	nm

Other Information
Average Rental Equipment[1]	$59,276	nm
Average Rental Equipment on Rent[1]	$39,333	nm
Average Monthly Total Yield[2]	2.62%	nm
Average Utilization[3]	66.4%	nm
Average Monthly Rental Rate[4]	3.94%	nm
Period End Rental Equipment[1]	$74,867	$43,679	$31,188	71%
Period End Utilization[3]	71.2%	70.3%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.
5	Represents Adler Tanks results since its acquisition on December 11, 2008 through December 31, 2008.

nm = not meaningful.

Liquidity and Capital Resources

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See the statements at the beginning of this Item for cautionary information with respect to such forward-looking statements.

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2010 as compared to 2009 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $100.6 million for 2010, a decrease of 18%, as compared to $122.4 million in 2009. The $21.8 million decrease in net cash provided by operating activities was primarily due to increased accounts receivable in 2010, primarily due to higher business levels at Adler Tanks and Enviroplex, partly offset by other balance sheet changes and higher income from operations.

Cash Flows from Investing Activities:    Net cash used in investing activities was $106.2 million for 2010 as compared to $45.5 million in 2009. The $60.7 million increase in net cash used in investing activities was primarily due to $52.2 million higher purchases of rental equipment at Adler Tanks and TRS-RenTelco and $9.9 million higher purchases of property, plant and equipment in 2010 consisting primarily of $3.7 million related to information technology projects, $2.7 million related to the acquisition of a real property in Deer Park, Texas and $2.4 million related to the expansion of the Company’s inventory center in Livermore, California.

Cash Flows from Financing Activities:    Net cash provided by financing activities was $5.4 million in 2010, compared to net cash used in financing activities of $77.1 million in 2009. The $82.5 million change in net cash flow from financing activities was primarily due to net borrowings of $18.3 million in 2010 compared to net repayments of $58.2 million in 2009 and $6.4 million higher proceeds from the exercise of stock options in 2010.

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

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2010	2009	2008
Cash Provided by Operating Activities	$100,598	$122,400	$98,738	$321,736
Proceeds from the Sale of Rental Equipment	28,694	29,255	29,346	87,295

Cash Available for Purchase of Rental Equipment	129,292	151,655	128,084	409,031
Purchases of Rental Equipment	(122,749)	(70,479)	(95,823)	(289,051)

Cash Available for Other Uses	$6,543	$81,176	$32,261	$119,980

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $12.1 million in 2010, $2.2 million in 2009, and $13.6 million in 2008, and has used cash to provide returns to its shareholders, both in the form of cash dividends and stock repurchases. The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2010 and 2009, the Company did not repurchase any of its common stock. During the year ended December 31, 2008, the Company repurchased $21.9 million of its common stock representing 968,746 shares at an average price of $22.61 per share. As of February 25, 2011, 2,000,000 shares of the Company’s common stock remain authorized for repurchase. The following table summarizes the dividends paid and the repurchases of the Company’s common stock during the past three years.

Dividend and Repurchase Summary
(amounts in thousands, except per share data)	Year Ended December 31,			Three Year Totals
	2010	2009	2008
Cash Dividends Paid	$21,390	$20,414	$18,568	$60,372
Shares Repurchased	—	—	969	969
Average Price Per Share	—	—	$22.61	$22.61
Aggregate Repurchase Price	—	—	$21,900	$21,900
Total Cash Returned to Shareholders	$21,390	$20,414	$40,468	$82,272

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

At December 31, 2010, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $253.6 million was outstanding and had capacity to borrow up to an additional $101.4 million. During the year ended December 31, 2010 the highest and average amounts outstanding under the Credit Facility were $269.3 million and $243.5 million, respectively. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At December 31, 2010 the actual ratio was 3.10 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At December 31, 2010 the actual ratio was 2.83 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At December 31, 2010 the actual ratio was 2.01 to 1.

At December 31, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the fourth payment made on June 2, 2010 which reduced the principal balance to $12.0 million. Among other restrictions, the note agreement under which the senior notes were sold contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At December 31, 2010 the actual ratio was 2.70 to 1.

•

Permit the consolidated leverage ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2010 the actual ratio was 2.01 to 1.

•

Permit tangible net worth (as defined, which includes the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At December 31, 2010, such sum was $279.3 million and the actual tangible net worth (as defined) of the Company was $293.0 million.

At December 31, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company is currently exploring completing a new issuance of senior notes that would, when completed, secure access to an additional source of capital and convert a portion of our current variable interest rate debt to fixed interest rate debt. This issuance of senior notes would likely increase the Company’s average interest rate in 2011, while also providing greater interest rate certainty for 2011 and future years. The Company expects to complete the issuance of senior notes during the first half of 2011; however, we cannot guarantee that the issuance will be successfully finalized during this time frame.

Contractual Obligations and Commitments

At December 31, 2010, the Company’s material contractual obligations and commitments consist of outstanding borrowings under our credit facility expiring in 2013, outstanding amounts under our 5.08% senior notes due in 2011, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2010 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving Lines of Credit	$253,640	$—	$253,640	$—	$—
5.08% Senior Notes due in 2011	12,305	12,305	—	—	—
Operating Leases for Facilities	5,679	1,162	1,394	1,271	1,852

Total Contractual Obligations	$271,624	$13,467	$255,034	$1,271	$1,852

The Company believes that its needs for working capital and capital expenditures through 2011 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 63 for a more detailed presentation of the sources and uses of the Company’s cash.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting policies upon which its financial status depends. The Company determined its critical accounting policies by considering those policies that involve the most complex or subjective decisions or assessments. The Company has identified that its most critical accounting policies are those related to depreciation, maintenance and repair, and impairment of rental equipment. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

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

Off Balance Sheet Transactions

As of December 31, 2010, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to our 5.08% senior notes due in 2011 and our revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2010. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value our 5.08% senior notes due in 2011 and our revolving lines of credit as of December 31, 2010.

(dollar amounts in thousands)	2011	2012	2013	2014	2015	Total	Estimated Fair Value
5.08% Senior Notes due in 2011	$12,000	$—	$—	$—	$—	$12,000	$12,172
Weighted Average Interest Rate	5.08%	—	—	—	—	5.08%
Revolving Lines of Credit	$—	—	$253,640	$—	$—	$253,640	$253,640
Weighted Average Interest Rate	1.78%	—	—	—	—	1.78%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 2 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2010, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal control over financial reporting, as well as accounting and financial reporting matters. The independent auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). McGrath RentCorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on McGrath RentCorp and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2010 and 2009 and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

San Francisco, California

February 25, 2011

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion theron.

/S/    GRANT THORNTON LLP

San Francisco, California

February 25, 2011

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
Assets
Cash	$990	$1,187
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2010 and 2009	76,488	70,597
Income Taxes Receivable	6,131	6,251

Rental Equipment, at cost:
Relocatable Modular Buildings	514,548	504,018
Electronic Test Equipment	250,125	239,152
Liquid and Solid Containment Tanks and Boxes	133,095	80,916

	897,768	824,086
Less Accumulated Depreciation	(306,188)	(276,848)

Rental Equipment, net	591,580	547,238

Property, Plant and Equipment, net	83,861	77,092
Prepaid Expenses and Other Assets	13,944	14,240
Intangible Assets, net	12,868	13,670
Goodwill	27,700	27,661

Total Assets	$813,562	$757,936

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$265,640	$247,334
Accounts Payable and Accrued Liabilities	49,612	50,975
Deferred Income	23,790	24,744
Deferred Income Taxes, net	179,543	167,470

Total Liabilities	518,585	490,523

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common Stock, no par value—
Authorized—40,000 shares
Issued and Outstanding—24,235 shares in 2010 and 23,795 shares in 2009	63,623	50,869
Retained Earnings	231,354	216,544

Total Shareholders’ Equity	294,977	267,413

Total Liabilities and Shareholders’ Equity	$813,562	$757,936

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Revenues
Rental	$200,615	$186,442	$197,236
Rental Related Services	34,702	33,352	34,080

Rental Operations	235,317	219,794	231,316
Sales	54,055	53,376	70,404
Other	2,002	2,473	2,439

Total Revenues	291,374	275,643	304,159

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	56,399	57,215	57,115
Rental Related Services	26,542	25,271	24,728
Other	40,007	33,147	36,661

Total Direct Costs of Rental Operations	122,948	115,633	118,504
Cost of Sales	37,637	38,695	49,917

Total Costs of Revenues	160,585	154,328	168,421

Gross Profit	130,789	121,315	135,738
Selling and Administrative Expenses	65,553	60,236	58,059

Income from Operations	65,236	61,079	77,679
Interest Expense	6,186	7,105	9,977

Income before Provision for Income Taxes	59,050	53,974	67,702
Provision for Income Taxes	22,571	20,649	26,498

Net Income	$36,479	$33,325	$41,204

Earnings Per Share:
Basic	$1.52	$1.40	$1.74
Diluted	$1.50	$1.40	$1.72
Shares Used in Per Share Calculations:
Basic	23,944	23,745	23,740
Diluted	24,289	23,869	23,944
Cash Dividends Declared Per Share	$0.90	$0.88	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2007	24,578	$41,917	$202,114	$244,031
Net Income	—	—	41,204	41,204
Repurchase of Common Stock	(969)	(1,663)	(20,237)	(21,900)
Non-Cash Stock-Based Compensation	—	3,766	—	3,766
Issuance of Common Stock	40	696	—	696
Exercise of Stock Options	60	898	—	898
Excess Tax Benefit from the Exercise of Stock Options	—	140	—	140
Dividends Declared of $0.80 Per Share	—	—	(18,954)	(18,954)
Balance at December 31, 2008	23,709	$45,754	$204,127	$249,881
Net Income	—	—	33,325	33,325
Non-Cash Stock-Based Compensation	—	3,598	—	3,598
Exercise of Stock Options	86	1,098	—	1,098
Excess Tax Benefit from the Exercise of Stock Options	—	419	—	419
Dividends Declared of $0.88 Per Share	—	—	(20,908)	(20,908)
Balance at December 31, 2009	23,795	$50,869	$216,544	$267,413
Net Income	—	—	36,479	36,479
Non-Cash Stock-Based Compensation	—	4,227	—	4,227
Exercise of Stock Options and Issuance of Restricted Stock	440	7,506	—	7,506
Excess Tax Benefit from the Exercise of Stock Options	—	1,021	—	1,021
Dividends Declared of $0.90 Per Share	—	—	(21,669)	(21,669)
Balance at December 31, 2010	24,235	$63,623	$231,354	$294,977

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$36,479	$33,325	$41,204
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	62,577	63,130	60,416
Provision for Doubtful Accounts	1,494	1,389	1,761
Non-Cash Stock-Based Compensation	4,227	3,598	3,766
Gain on Sale of Used Rental Equipment	(11,728)	(10,892)	(11,185)
Change In:
Accounts Receivable	(7,385)	14,121	(15,102)
Income Taxes Receivable	120	1,676	(7,927)
Prepaid Expenses and Other Assets	296	4,079	(2,475)
Accounts Payable and Accrued Liabilities	3,399	(6,595)	(531)
Deferred Income	(954)	(3,311)	(893)
Deferred Income Taxes	12,073	21,880	29,704

Net Cash Provided by Operating Activities	100,598	122,400	98,738

Cash Flows from Investing Activities:
Payments Related to Acquisition of Adler Tanks	(39)	(2,100)	(88,297)
Purchase of Rental Equipment	(122,749)	(70,479)	(95,823)
Purchase of Property, Plant and Equipment	(12,144)	(2,151)	(13,552)
Proceeds from Sale of Used Rental Equipment	28,694	29,255	29,346

Net Cash Used in Investing Activities	(106,238)	(45,475)	(168,326)

Cash Flows from Financing Activities:
Net Borrowings (Payments) Under Bank Lines of Credit	30,306	(46,166)	119,771
Principal Payments on Senior Notes	(12,000)	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	7,506	1,098	898
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,021	419	140
Repurchase of Common Stock	—	—	(24,418)
Payment of Dividends	(21,390)	(20,414)	(18,568)

Net Cash Provided by (Used in) Financing Activities	5,443	(77,063)	65,823

Net Decrease in Cash	(197)	(138)	(3,765)
Cash Balance, beginning of period	1,187	1,325	5,090

Cash Balance, end of period	$990	$1,187	$1,325

Interest Paid, during the period	$6,306	$7,412	$10,073

Net Income Taxes Paid (Refunds Received), during the period	$9,342	$(3,321)	$4,581

Dividends Declared, not yet paid	$5,513	$5,235	$4,742

Rental Equipment Acquisitions, not yet paid	$5,388	$10,429	$8,329

Common Stock Issued for the Acquisition of Adler Tanks	$—	$—	$696

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental products; relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: its modular building division (“Mobile Modular”), its electronic test equipment division (“TRS-RenTelco”), its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”) and its classroom manufacturing business selling modular classrooms in California (“Enviroplex”).

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

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond month end are recorded as deferred income and are recognized as earned. Rental related services revenue is primarily associated with relocatable modular building leases and consists of billings to customers for modifications, delivery, installation, building, additional site related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with customers and is recognized on a straight-line basis over the term of the lease.

Sales revenue is recognized upon delivery and installation of the equipment to customers. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its sale considering current market conditions. Impairment loss, if any, for identifiable indefinite lived intangible assets is determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2010, 2009 and 2008.

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

Warranty Reserves

Sales of new relocatable modular buildings, portable storage containers, electronic test equipment and related accessories and liquid and solid containment tanks and boxes not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2010	2009
Land	Indefinite	$28,151	$26,046
Land improvements	20 – 50	31,821	31,732
Buildings	30	17,508	16,873
Furniture, Office and Computer Equipment	5 – 10	17,347	16,738
Machinery and Service Equipment	5 – 20	8,686	6,772

		103,513	98,161
Less Accumulated Depreciation		(26,051)	(21,527)

		77,462	76,634
Construction In Progress		6,399	458

		$83,861	$77,092

Construction in progress at December 31, 2010 consisted primarily of $3.7 million related to information technology projects and $2.4 million related to the expansion of the inventory center in Livermore, California. Construction in progress at December 31, 2009 consisted primarily of costs related to information technology projects.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Goodwill and Intangible Assets

Goodwill and intangible assets primarily consists of intangible assets of $39.9 million from the 2008 acquisition of Adler Tanks. Intangible assets related to customer relationships are amortized over eleven years. Intangible assets related to goodwill and trade name are not amortized, but are evaluated for impairment at least annually. At December 31, 2010 and 2009, goodwill and trade name intangible assets which have indefinite lives totaled $33.4 milion. (See Note 10)

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

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

(in thousands)	Year Ended December 30,
	2010	2009	2008
Weighted-average common stock for calculating basic earnings per share	23,944	23,745	23,740
Effect of potentially dilutive securities from equity-based compensation	345	124	204

Weighted-average common stock for calculating diluted earnings per share	24,289	23,869	23,944

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 30,
	2010	2009	2008
Options to purchase common stock	1,066	2,436	1,077

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of Mobile Modular end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services were $17.0 million and $17.8 million at December 31, 2010 and 2009, respectively. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2010	2009
Beginning Balance, January 1	$1,700	$1,400
Acquired Adler Tanks Reserve (see Note 9)	—	53
Provision for doubtful accounts	1,494	1,389
Write-offs, net of recoveries	(1,494)	(1,141)

Ending Balance, December 31	$1,700	$1,700

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $12.2 million and $24.8 million compared to the recorded value of $12.0 million and $24.0 million as of December 31, 2010 and 2009, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Stock-Based Compensation

The Company measures stock-based compensation expense based on grant date fair value and recognizes that expense in earnings over the service period of each award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the expected number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation amounts recognized in the Consolidated Statements of Income.

For the years ended December 31, 2010, 2009 and 2008, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $4.2 million, $3.6 million and $3.8 million, before provision for income taxes, respectively. The Company recorded a tax benefit of approximately $1.6 million, $1.4 million and $1.5 million related to the aforementioned stock-based compensation expenses. For the years ended December 31, 2010, 2009 and 2008, the stock-based compensation expenses, net of taxes, reduced net income by $2.6 million, $2.2 million and $2.3 million, respectively or $0.11, $0.09, and $0.10 per diluted share for each period, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected term (in years)	5.2	5.0	5.0
Expected volatility	51.2%	45.2%	33.3%
Expected dividend yields	3.8%	5.6%	3.8%
Risk-free interest rates	2.2%	2.0%	2.8%

The Company monitors option exercise behavior to determine the appropriate homogenous groups for estimation purposes. Currently, the Company’s option activity is separated into two categories: directors and employees. The expected term of the options represents the estimated period of time until exercised and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future employee behavior. Expected stock volatility is based on historical stock price volatility of the Company and the risk-free interest rates are based on U.S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding. The expected dividend yield is based upon the current dividend annualized as a percentage of the grant exercise price.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value per share of grants at grant dates was $8.12, $3.91 and $4.69 during the years ended 2010, 2009 and 2008, respectively.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve financial reporting by enterprises involved with variable interest entities (“VIE”). This new guidance amends current GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. The Company implemented these new requirements in its first quarter of fiscal year 2010. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and requires the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company implemented these new requirements in its third quarter of fiscal year 2010. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standards update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades, should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2010	2009
Gross minimum lease payments receivable	$2,850	$3,148
Less – unearned interest	(261)	(356)

Net investment in sales type lease receivables	$2,589	$2,792

As of December 31, 2010, the future minimum lease payments under non-cancelable sales-type leases to be received in 2011 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2011	$2,301
2012	543
2013	6
2014 and thereafter	—

Total minimum future lease payments	$2,850

NOTE 4.	NOTES PAYABLE

Notes Payable consists of the following:

(in thousands)	December 31,
	2010	2009
5.08% Senior Notes due in 2011	$12,000	$24,000
Unsecured Revolving Lines of Credit	253,640	223,334

	$265,640	$247,334

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the fourth payment made on June 2, 2010 which reduced the principal balance to $12.0 million. Among other restrictions, the note agreement under which the senior notes were sold contains financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At December 31, 2010 the actual ratio was 2.70 to 1.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2010 the actual ratio was 2.01 to 1.

•

Permit tangible net worth (as defined to include the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003, excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003. At December 31, 2010, such sum was $279.3 million and the actual tangible net worth of the Company was $293.0 million.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2010, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $253.6 million was outstanding, leaving capacity to borrow up to an additional $101.4 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At December 31, 2010 the actual ratio was 3.10 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At December 31, 2010 the actual ratio was 2.83 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At December 31, 2010 the actual ratio was 2.01 to 1.

At December 31, 2010, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2010	2009
Maximum amount outstanding	$269,267	$272,500
Average amount outstanding	$243,542	$249,622
Weighted average interest rate, during the period	2.15%	2.22%
Weighted average interest rate, end of period	1.78%	1.76%
Prime interest rate, end of period	3.25%	3.25%

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2010	2009	2008
Current	$8,754	$(1,231)	$(3,206)
Deferred	13,817	21,880	29,704

	$22,571	$20,649	$26,498

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	3.6	4.7
Other	(1.0)	(0.3)	(0.6)

	38.2%	38.3%	39.1%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2010	2009
Deferred Tax Liabilities:
Accelerated Depreciation	$195,804	$$170,218
Prepaid Costs Currently Deductible	4,253	4,220
Deferred Revenues	830	3,424
Other	—	741

Total Deferred Tax Liabilities	200,887	178,603
Deferred Tax Assets:
Accrued Costs Not Yet Deductible	5,359	5,476
Allowance for Doubtful Accounts	661	660
Net Operating Loss Carry Forwards	8,248	—
Stock Based Compensation	6,301	4,997
Other	775	—

Total Deferred Tax Assets	21,344	11,133

Deferred Income Taxes, net	$179,543	$167,470

In 2010, 2009 and 2008 the Company obtained an excess tax benefit of $1.0 million, $0.4 million and $0.1 million respectively, from the exercise of non-qualified stock options and early dispositions of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

As of December 31, 2010, the Company’s federal net operating losses for tax return purposes were $23.0 million. If not utilized, these carry forwards will begin to expire in 2031. As of December 31, 2010, the Company had state tax credits carry forwards of $0.3 million, majority of which will not expire.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2010 and 2009. In addition, there have been no material changes in unrecognized benefits during 2010, 2009 and 2008.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant.

NOTE 6.     BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The 2007 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other rights and benefits. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaced the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan.

Stock Options

As of December 31, 2010, a cumulative total of 6,135,500 shares subject to options have been granted with exercise prices ranging from $11.26 to $34.28. Of these, options have been exercised for the purchase of 2,096,900 shares, while options for 694,150 shares have been terminated, and options for 3,344,450 shares remain outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of McGrath RentCorp’s non-employee advisors. As of December 31, 2010, 956,250 shares remain available for issuance of awards under the stock plans.

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2010 are as follows:

	Year Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	3,504,319	$22.09	2,985,942	$23.35	2,173,346	$24.30
Options granted during the year	282,000	23.72	680,000	15.62	949,000	20.83
Options exercised during the year	(422,069)	17.78	(86,823)	12.64	(59,354)	15.13
Options terminated during the year	(19,800)	22.03	(74,800)	23.29	(77,050)	25.64

Options outstanding at December 31,	3,344,450	22.80	3,504,319	22.09	2,985,942	23.35

Options exercisable at December 31,	2,148,100	23.91	2,011,869	23.30	1,399,817	22.82

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2010 and 2009 was $11.4 million and $0.9 million, respectively, and had a weighted average remaining contract life of 4.33 years and 5.17 years, respectively. The intrinsic value for options exercisable as of December 31, 2010 and 2009 was $5.0 million and zero,

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, and had a weighted average remaining contract life of 4.10 years and 4.92 years, respectively. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $3.6 million, $0.6 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, determined as of the date of option exercise. As of December 31, 2010, there was approximately $5.8 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$10–15	126,500	2.28	$12.11	117,250	$12.13
15–20	704,931	4.79	15.59	282,431	15.54
20–25	1,445,019	4.54	21.71	832,519	21.47
25–30	578,000	5.02	29.36	532,750	29.42
30–35	490,000	3.24	31.38	383,150	31.33

10–35	3,344,450	4.33	22.80	2,148,100	23.91

Restricted Stock Units

The following table summarizes the activity of the Company’s restricted stock units for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested as of January 1,	23,200	$15.62	—	—
Restricted stock granted during the year	106,200	23.91	40,000	$15.62
Restricted stock vested during the year	(17,850)	15.62	—	15.62
Restricted stock forfeited during the year	(1,350)	15.62	(16,800)	15.62

Restricted stock unvested as of December 31,	110,200	23.61	23,200	15.62

Stock-based compensation expense for restricted stock for the year ended December 31, 2010 and 2009 was $1.2 million and $0.3 million, respectively. As of December 31, 2010, the total unrecognized compensation expense net of forfeitures related to unvested restricted stock awards not yet recognized was $1.4 million and is expected to be recognized over a period of 55 months.

Employee Stock Ownership Plan

In 1985, the Company established a non-leveraged Employee Stock Ownership Plan (“Plan”). Under the terms of the Plan, as amended, the Company makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. Employees of the Company are generally eligible to participate in the Plan on the January 1st, or

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 1st, immediately following the completion of the minimum of 1,000 hours and twelve months of service. The amount of the contribution is determined annually by the Board of Directors. Contributions are expensed in the year approved and were $0.7 million for 2008. There was no contribution approved in 2009 or 2010. Contributions to the Plan are allocated to participants following a formula based upon years of service and covered compensation. Dividends paid to Plan participants are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the years ended December 31, 2010, 2009 and 2008, dividends deducted by the Company were $0.5 million each year, which resulted in a tax benefit of approximately $0.2 million each year. Plan shares outstanding at December 31, 2010 were 479,467, or 2% of total common shares outstanding, and are included in basic and diluted earnings per share calculations.

401(k) Plans

In 1995, McGrath RentCorp established a contributory retirement plan, the McGrath RentCorp 401(k) Plan, as amended, covering eligible employees of McGrath RentCorp with at least three months of service. The McGrath RentCorp 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. McGrath RentCorp, at its discretion, may make contributions. Contributions are expensed in the year approved. In 2009, an employer contribution of $0.9 million was approved by the Board of Directors. There were no contributions approved in 2010 or 2008.

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $43,000 and $30,000 in 2009 and 2008, respectively. There was no matching contribution in 2010.

NOTE 7.     SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. There were no repurchases of common stock in 2010 and 2009. During 2008, the Company repurchased 968,746 shares of common stock, for an aggregate repurchase price of $21.9 million or an average price of $22.61 per share. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. As of December 31, 2010, 2,000,000 shares remain authorized for repurchase.

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

(in thousands)

Year Ended December 31,
2011	$1,162
2012	717
2013	677
2014	635
2015	635
Thereafter	1,853

$5,679

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was $2.3 million, $1.6 million and $1.0 million in 2010, 2009 and 2008, respectively.

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

NOTE 9.     ACQUISITION

On December 11, 2008, the Company, through its newly created wholly-owned subsidiary Adler Tank Rentals, LLC, a Delaware limited liability company (the “Purchaser”), completed the purchase of substantially all of the assets of the liquid and solid containment tanks and boxes rental business of Adler Tank Rentals, LLC, a New Jersey limited liability company (“Adler Tanks”). Pursuant to the terms and conditions of the Asset Purchase Agreement, the Purchaser acquired Adler Tanks for a total purchase price of $91.1 million, which consisted of $88.1 million in cash, 40,000 shares of the Company’s common stock valued at $0.7 million, $1.3 million of certain liabilities relating to Adler Tanks and $1.0 million of transaction costs. The Company financed the acquisition from its $350.0 million credit facility. Adler Tanks’ results have been included in the Company’s Consolidated Statements of Income since December 11, 2008.

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

(in thousands)
Rental Equipment	$43,706
Intangible Assets:
Goodwill	25,863
Customer Relationship	8,500
Trade Name	5,700
Accounts Receivable, net	5,705
Property, Plant and Equipment	2,390
Prepaid Expenses and Other Assets	299
Accounts Payable and Accrued Liabilities	(1,070)

Total Purchase Price	$91,093

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets on an annual basis regardless if there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended 2010, 2009 or 2008. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

The following table shows the activity and balances related to goodwill from January 1, 2009:

(in thousands)
Goodwill at January 1, 2009,	$27,464
Acquisitions	—
Adjustments[1]	197

Goodwill at December 31, 2009	27,661
Acquisitions	—
Adjustments[1]	39

Goodwill at December 31, 2010	$27,700
1	Represents working capital and acquisition costs adjustments associated with the Adler Tank acquisition.

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2010	2009
Trade name	Indefinite	$5,700	$5,700
Customer Relationships	11	8,814	8,814

		14,514	14,514
Less Accumulated Amortization		(1,646)	(844)

		$12,868	$13,670

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2010 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2011 through 2015 and thereafter.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company purchased liquid and solid containment tanks totaling $16.8 million and $14.1 million, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, the Company leases two operating facilities and receives certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.6 million and $0.7 million in 2010 and 2009, respectively. Amounts due to related parties at December 31, 2010 and 2009 were $0.5 million and $1.0 million, respectively.

In December 2010, the Company purchased real property located in Deer Park, Texas used as an operating facility for Adler Tanks from a company controlled by the President of Adler Tanks. The purchase price was $2.7 million which was paid in cash.

NOTE 12.    SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2010. During this period, the Company did not have any material subsequent events that require disclosure in these consolidated financial statements.

NOTE 13.    SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated between Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2010, 2009 and 2008, for the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2010
Rental Revenues	$82,648	$82,540	$35,427	$—	$200,615
Rental Related Services Revenues	22,947	2,240	9,515	—	34,702
Sales and Other Revenues	21,117	22,956	289	11,695	56,057
Total Revenues	126,712	107,736	45,231	11,695	291,374
Depreciation of Rental Equipment	13,734	37,017	5,648	—	56,399
Gross Profit	56,902	43,449	27,685	2,753	130,789
Interest Expense (Income) Allocation	3,513	1,791	1,080	(198)	6,186
Income before Provision for Income Taxes	25,080	19,263	14,444	263	59,050
Rental Equipment Acquisitions	22,948	42,406	52,353	—	117,707
Accounts Receivable, net (period end)	39,041	20,620	14,751	2,076	76,488
Rental Equipment, at cost (period end)	514,548	250,125	133,095	—	897,768
Rental Equipment, net book value (period end)	369,195	98,444	123,941	—	591,580
Utilization (period end)[2]	67.2%	64.3%	84.9%
Average Utilization[2]	67.7%	66.0%	76.0%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEGMENT DATA (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2009
Rental Revenues	$92,331	$75,500	$18,611	$—	$186,442
Rental Related Services Revenues	25,174	1,970	6,208	—	33,352
Sales and Other Revenues	25,782	22,444	204	7,419	55,849
Total Revenues	143,287	99,914	25,023	7,419	275,643
Depreciation of Rental Equipment	13,718	40,175	3,322	—	57,215
Gross Profit	73,597	32,573	13,910	1,235	121,315
Interest Expense (Income) Allocation	4,199	2,213	893	(200)	7,105
Income before Provision for Income Taxes	42,090	8,482	4,451	(1,049)	53,974
Rental Equipment Acquisitions	13,298	22,842	37,751	—	73,891
Accounts Receivable, net (period end)	41,165	20,578	7,313	1,541	70,597
Rental Equipment, at cost (period end)	504,018	239,152	80,916	—	824,086
Rental Equipment, net book value (period end)	367,939	101,902	77,397	—	547,238
Utilization (period end)[2]	69.0%	63.0%	67.6%
Average Utilization[2]	73.4%	61.5%	70.3%

2008
Rental Revenues	$103,236	$92,982	$1,018	$—	$197,236
Rental Related Services Revenues	31,484	2,024	572	—	34,080
Sales and Other Revenues	26,339	26,844	176	19,484	72,843
Total Revenues	161,059	121,850	1,766	19,484	304,159
Depreciation of Rental Equipment	13,311	43,599	205	—	57,115
Gross Profit	81,512	47,962	926	5,338	135,738
Interest Expense (Income) Allocation	6,694	3,663	56	(436)	9,977
Income before Provision for Income Taxes	45,537	19,062	516	2,587	67,702
Rental Equipment Acquisitions	38,437	56,631	46,432	—	141,500
Accounts Receivable, net (period end)	51,042	22,916	6,524	5,530	86,011
Rental Equipment, at cost (period end)	503,678	255,778	46,288	—	805,744
Rental Equipment, net book value (period end)	376,606	129,573	46,059	—	552,238
Utilization (period end)[2]	81.0%	64.0%	70.3%
Average Utilization[2]	81.6%	68.1%	—
1	Gross Enviroplex sales revenues were $12,321, $8,106 and $21,674 in 2010, 2009 and 2008, respectively, which includes inter-segment sales to Mobile Modular of $626, $687 and $2,190, which are eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2010, 2009 and 2008. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2010 is summarized below:

(in thousands, except per share amounts)	2010
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$45,133	$47,851	$52,674	$54,957	$200,615
Total Revenues	61,730	66,523	83,204	79,917	291,374
Gross Profit	27,782	30,528	34,050	38,429	130,789
Income from Operations	12,371	13,579	17,481	21,805	65,236
Income Before Provision for Income Taxes	10,862	12,073	15,849	20,266	59,050
Net Income	6,648	7,388	9,700	12,743	36,479
Earnings Per Share:
Basic	$0.28	$0.31	$0.41	$0.53	$1.52
Diluted	$0.28	$0.31	$0.40	$0.52	$1.50
Dividends Declared Per Share	$0.225	$0.225	$0.225	$0.225	$0.90
Shares Used in Per Share Calculations:
Basic	23,826	23,924	23,936	24,085	23,944
Diluted	24,075	24,201	24,173	24,500	24,289
Balance Sheet Data
Rental Equipment, net	$554,681	$571,810	$587,149	$591,580	$591,580
Total Assets	754,948	777,860	812,651	813,562	813,562
Notes Payable	242,047	263,500	272,500	265,640	265,640
Shareholders’ Equity	271,856	275,179	280,952	294,977	294,977

	2009
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$48,372	$45,083	$45,898	$47,089	$186,442
Total Revenues	67,155	66,474	75,500	66,514	275,643
Gross Profit	30,380	28,951	31,634	30,350	121,315
Income from Operations	14,803	13,486	17,334	15,452	61,079
Income Before Provision for Income Taxes	12,920	11,533	15,647	13,870	53,974
Net Income	7,868	7,024	9,529	8,902	33,325
Earnings Per Share:
Basic	$0.33	$0.30	$0.40	$0.37	$1.40
Diluted	$0.33	$0.30	$0.40	$0.37	$1.40
Dividends Declared Per Share	$0.22	$0.22	$0.22	$0.22	$0.88
Shares Used in Per Share Calculations:
Basic	23,714	23,738	23,752	23,775	23,745
Diluted	23,829	23,804	23,876	23,950	23,869
Balance Sheet Data
Rental Equipment, net	$552,138	$549,880	$547,362	$547,238	$547,238
Total Assets	767,274	753,343	757,861	757,936	757,936
Notes Payable	293,666	268,583	261,500	247,334	247,334
Shareholders’ Equity	253,682	256,831	262,104	267,415	267,415

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2010, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2011Annual Meeting of Shareholders to be held on June 8, 2011, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2011Annual Meeting of Shareholders to be held on June 8, 2011, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2011Annual Meeting of Shareholders to be held on June 8, 2011, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2011Annual Meeting of Shareholders to be held on June 8, 2011, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2011Annual Meeting of Shareholders to be held on June 8, 2011, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

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

Date: February 25, 2011	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 25, 2011

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 25, 2011

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 25, 2011

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman Emeritus	February 25, 2011

/s/ M. Richard Smith M. RICHARD SMITH	Director	February 25, 2011

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 25, 2011

/s/ Ronald H. Zech RONALD H. ZECH	Chairman of the Board	February 25, 2011

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on July 26, 2010.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010(filed November 1, 2010), and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.

4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009), and incorporated herein by reference.

4.2	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.

4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.

4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.

4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008), and incorporated herein by reference.

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

Number	Description	Method of Filing

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.5	Asset Purchase Agreement, dated as of November 26, 2008, by and between Abrams Rentals LLC, Adler Tank Rentals, LLC each of Steve Adler and Howard Werner, and the Company.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 12, 2008), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.