Form 10-Q
period 2011-03-31
MCGRATH RENTCORP
filed 2011-05-05
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐    No   ☒

As of May 5, 2011, 24,301,246 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Francisco, California

May 5, 2011

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
REVENUES

Rental	$54,026	$45,133
Rental Related Services	8,492	7,116

Rental Operations	62,518	52,249
Sales	9,934	8,937
Other	521	544

Total Revenues	72,973	61,730

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	14,595	13,770
Rental Related Services	6,741	5,326
Other	9,540	8,972

Total Direct Costs of Rental Operations	30,876	28,068
Costs of Sales	6,245	5,880

Total Costs of Revenue	37,121	33,948

Gross Profit	35,852	27,782
Selling and Administrative Expenses	18,558	15,411

Income from Operations	17,294	12,371
Interest Expense	1,482	1,509

Income Before Provision for Income Taxes	15,812	10,862
Provision for Income Taxes	6,198	4,214

Net Income	$9,614	$6,648

Earnings Per Share:
Basic	$0.40	$0.28
Diluted	$0.39	$0.28
Shares Used in Per Share Calculation:
Basic	24,258	23,826
Diluted	24,660	24,075
Cash Dividends Declared Per Share	$0.230	$0.225

The accompanying notes are an integral part of these consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands)	2011	2010

ASSETS
Cash	$2,250	$990
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2011 and 2010	74,923	76,488
Income Taxes Receivable	—	6,131

Rental Equipment, at cost:
Relocatable Modular Buildings	518,652	514,548
Electronic Test Equipment	253,230	250,125
Liquid and Solid Containment Tanks and Boxes	145,705	133,095

	917,587	897,768
Less Accumulated Depreciation	(309,472)	(306,188)

Rental Equipment, net	608,115	591,580

Property, Plant and Equipment, net	89,462	83,861
Prepaid Expenses and Other Assets	16,887	13,944
Intangible Assets, net	12,695	12,868
Goodwill	27,700	27,700

Total Assets	$832,032	$813,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$265,771	$265,640
Accounts Payable and Accrued Liabilities	52,689	49,612
Deferred Income	28,311	23,790
Deferred Income Taxes, net	184,285	179,543

Total Liabilities	531,056	518,585

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,301 shares in 2011 and 24,235 shares in 2010	65,634	63,623
Retained Earnings	235,342	231,354

Total Shareholders’ Equity	300,976	294,977

Total Liabilities and Shareholders’ Equity	$832,032	$813,562

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,614	$6,648
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	16,174	15,256
Provision for Doubtful Accounts	406	275
Non-Cash Stock-Based Compensation	1,024	1,019
Gain on Sale of Used Rental Equipment	(3,055)	(2,168)
Change In:
Accounts Receivable	1,159	7,281
Income Taxes Receivable	6,131	—
Prepaid Expenses and Other Assets	(2,943)	1,876
Accounts Payable and Accrued Liabilities	(2,373)	1,058
Deferred Income	4,521	(5,379)
Deferred Income Taxes	4,742	2,705

Net Cash Provided by Operating Activities	35,400	28,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(29,946)	(25,063)
Purchase of Property, Plant and Equipment	(6,972)	(1,199)
Proceeds from Sale of Used Rental Equipment	7,114	5,231

Net Cash Used in Investing Activities	(29,804)	(21,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	131	(5,287)
Proceeds from the Exercise of Stock Options	802	1,846
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	185	326
Payment of Dividends	(5,454)	(5,235)

Net Cash Used in Financing Activities	(4,336)	(8,350)

Net Increase (Decrease) in Cash	1,260	(810)
Cash Balance, beginning of period	990	1,187

Cash Balance, end of period	$2,250	$377

Interest Paid, during the period	$1,335	$1,219

Net Income Taxes Paid (Refunds Received), during the period	$(5,067)	$1,161

Dividends Declared, not yet paid	$5,590	$5,396

Rental Equipment Acquisitions, not yet paid	$10,631	$9,740

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the three months ended March 31, 2011 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board issued an accounting standards update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades, should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company implemented these new requirements in its first quarter of fiscal 2011. The adoption of this accounting guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted-average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from the number of dilutive options and are computed using the treasury stock method and the average share price for the reported period. The table below presents the weighted-average number of shares of common stock used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2011	2010
Weighted-average number of shares of common stock for calculating basic earnings per share	24,258	23,826
Effect of potentially dilutive securities from equity-based compensation	402	249

Weighted-average number of shares of common stock for calculating diluted earnings per share	24,660	24,075

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2011	2010
Options to purchase shares of common stock	1,297	1,427

NOTE 4. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $3.7 million during the three months ended March 31, 2011, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leases one operating facility and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.1 million in the three months ended March 31, 2011. Amounts due to related parties at March 31, 2011 totaled $0.5 million.

NOTE 5. SUBSEQUENT EVENTS

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Notes”) to the Purchaser. The Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. Proceeds form the offering were used to repay outstanding borrowings under the Company’s revolving credit facilities. In addition, the Company authorized the issue and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of $100 million, to be dated the date of issue thereof, to mature, in case of each Shelf Note so issued, no more than 12 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 10 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I—Item 1, “Business”, and the accounting policies of the segments are described in “Note 2—Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2010. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2011 and 2010 for the Company’s reportable segments is shown in the following table:

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,

2011
Rental Revenues	$19,775	$22,058	$12,193	$—	$54,026
Rental Related Services Revenues	5,540	617	2,335	—	8,492
Sales and Other Revenues	3,971	6,307	132	45	10,455
Total Revenues	29,286	28,982	14,660	45	72,973
Depreciation of Rental Equipment	3,419	9,391	1,785	—	14,595
Gross Profit	13,353	12,814	9,638	47	35,852
Selling and Administrative Expenses	7,757	6,334	3,604	863	18,558
Income (loss) from Operations	5,596	6,480	6,034	(816)	17,294
Interest Expense (Income) Allocation	808	423	302	(51)	1,482
Income (Loss) before Provision for Income Taxes	4,788	6,057	5,732	(765)	15,812
Rental Equipment Acquisitions	6,438	16,056	12,695	—	35,189
Accounts Receivable, net (period end)	35,067	20,881	15,798	3,177	74,923
Rental Equipment, at cost (period end)	518,652	253,230	145,705	—	917,587
Rental Equipment, net book value (period end)	370,723	102,616	134,776	—	608,115
Utilization (period end) [2]	66.7%	66.2%	89.4%
Average Utilization [2]	66.8%	65.2%%	86.0%

2010
Rental Revenues	$20,588	$18,507	$6,038	$—	$45,133
Rental Related Services Revenues	4,926	521	1,669	—	7,116
Sales and Other Revenues	1,985	5,317	31	2,148	9,481
Total Revenues	27,499	24,345	7,738	2,148	61,730
Depreciation of Rental Equipment	3,428	9,247	1,095	—	13,770
Gross Profit	14,169	8,675	4,262	676	27,782
Selling and Administrative Expenses	6,650	5,396	2,674	691	15,411
Income (Loss) from Operations	7,519	3,279	1,588	(15)	12,371
Interest Expense (Income) Allocation	879	447	232	(49)	1,509
Income before Provision for Income Taxes	6,640	2,832	1,356	34	10,862
Rental Equipment Acquisitions	4,143	8,068	12,066	—	24,277
Accounts Receivable, net (period end)	34,734	18,608	8,224	1,475	63,041
Rental Equipment, at cost (period end)	506,585	240,269	92,957	—	839,811
Rental Equipment, net book value (period end)	367,853	98,484	88,344	—	554,681
Utilization (period end) [2]	67.6%	65.8%	66.4%
Average Utilization [2]	68.0%	64.6%%	67.9%

1.	Gross Enviroplex sales revenues were $45 and $2,148 for the three months ended March 31, 2011 and 2010, respectively. There were no inter-segment sales to Mobile Modular in these periods, which require elimination in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2011 and 2010. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 25, 2011 (the “2010 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2010 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The Mobile Modular segment includes the results of operation of Mobile Modular Portable Storage, which represented less than 2% of the Company’s total revenues in the three months ended March 31, 2011. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represents less than 2% of the Company’s total revenues in the three months ended March 31, 2011. TRS-Environmental commenced operations in 2008 and offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. In the three months ended March 31, 2011, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 30%, 38%, 36% and negative 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 61%, 26%, 13% and 0% for the same period in 2010. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

Revenues of Mobile Modular are derived from the rental and sale of modular buildings (under the Mobile Modular trade name) and portable storage units (under the Mobile Modular Portable Storage trade name) to fulfill customers’ temporary and permanent classroom, office space and storage needs in California, Texas, Florida, North Carolina, Georgia, Maryland, Virginia and Washington, D.C., with a majority of revenues generated in California. The Company generates its revenue primarily from the rental of its equipment on operating leases and from sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and certain other service revenues negotiated as part of lease agreements with customers and related costs are recognized on a straight-line basis over the terms of the leases. Sales revenue and related costs are recognized upon delivery and installation of the equipment to customers. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds usually recover a high percentage of its capitalized cost.

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the level of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2010 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand for our modular classroom units to decline, which has resulted in a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”) and vacuum containers, dewatering containers and roll-off containers (collectively referred to as “boxes”). These tanks and boxes are rented to a broad range of industries and applications including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids. The liquid and solid containment tanks and boxes rental business was acquired through the acquisition of Adler Tank Rentals, LLC on December 11, 2008.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 86% and 85% of consolidated revenues in the three months ended March 31, 2011 and 2010, respectively. Of the total rental operations revenues for the three months ended March 31, 2011, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 41%, 36% and 23%, respectively, compared to 49%, 36% and 15%, respectively, in the same period of 2010. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the three months ended March 31, 2011 and 2010, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 14% and 15%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2011 and 2010, Mobile Modular and Enviroplex together comprised 39% and 44%, respectively, and TRS-RenTelco comprised 60% and 56%, respectively. Adler Tanks sales and other revenues for the three months ended March 31, 2011 and 2010 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Net Income	$9,614	$6,648	$39,446	$32,102
Provision for Income Taxes	6,198	4,214	24,555	19,810
Interest	1,482	1,509	6,159	6,731

Income from Operations	17,294	12,371	70,160	58,643
Depreciation and Amortization	16,174	15,256	63,494	62,175
Non-Cash Stock-Based Compensation	1,024	1,019	4,231	3,647

Adjusted EBITDA [1]	$34,492	$28,646	$137,885	$124,465

Adjusted EBITDA Margin [2]	47%	46%	46%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
Adjusted EBITDA [1]	$34,492	$28,646	$137,885	$124,465
Interest Paid	(1,335)	(1,219)	(6,421)	(6,924)
Net Income Taxes Paid	(1,064)	(1,161)	(9,366)	2,627
Gain on Sale of Rental Equipment	(3,055)	(2,168)	(12,615)	(11,362)
Change in certain assets and liabilities:
Accounts Receivable, net	1,565	7,556	(11,882)	10,313
Income Taxes Receivable	6,131	—	6,251	—
Prepaid Expenses and Other Assets	(2,943)	1,876	(4,562)	3,840
Accounts Payable and Other Liabilities	(2,912)	420	(846)	(746)
Deferred Income	4,521	(5,379)	8,945	(2,845)

Net Cash Provided by Operating Activities	$35,400	$28,571	$107,389	$119,368

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and the senior notes. At March 31, 2011, the actual ratio for the line of credit and the senior notes was 3.39 to 1 and 3.22 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2011, the actual ratio for the line of credit and the senior notes was 1.93 to 1.

At March 31, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

In February 2011, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.23 per common share for the quarter ended March 31, 2011, an increase of 2% over the prior year’s comparable quarter.

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Notes”) to the Purchaser. The Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. Proceeds form the offering were used to repay outstanding borrowings under the Company’s revolving credit facilities. In addition, the Company authorized the issue and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of $100 million, to be dated the date of issue thereof, to mature, in case of each Shelf Note so issued, no more than 12 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 10 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement.

Results of Operations

Three Months Ended March 31, 2011 Compared to

Three Months Ended March 31, 2010

Overview

Consolidated revenues for the three months ended March 31, 2011 increased 18% to $73.0 million, from $61.7 million for the same period in 2010. Consolidated net income for the three months ended March 31, 2011 increased 45% to $9.6 million, from $6.6 million for the same period in 2010. Earnings per diluted share for the three months ended March 31, 2011 increased 39% to $0.39 from $0.28 for the same period in 2010.

For the three months ended March 31, 2011, on a consolidated basis:

•

Gross profit increased $8.1 million, or 29%, to $35.9 million, which was comprised of an increase in Adler Tanks gross profit of $5.4 million, or 126%, primarily due to higher gross profit on rental revenues, and an increase in TRS-RenTelco gross profit of $4.1 million, or 48%, primarily due to higher gross profit on rental and sales revenues. Gross profit of Mobile Modular decreased $0.8 million, or 6%, due to lower gross profit on rental and rental related services, partly offset by higher gross profit on sales revenues, and Enviroplex gross profit decreased $0.6 million, or 93%, primarily due to $2.1 million lower sales revenues.

•	Selling and administrative expenses increased 20% to $18.6 million from $15.4 million in the same period in 2010, primarily due to higher personnel and employee benefit costs.

•	Interest expense remained flat at $1.5 million, as 10% lower net average interest rates (2.2% compared to 2.4% in 2010) was offset by higher average debt levels.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 30%, 38% and 36%, respectively, compared to 61%, 26% and 13%, respectively, for the comparable 2010 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 4% and not significant in 2010.

•	Adjusted EBITDA increased 20% to $34.5 million, compared to $28.6 million in 2010.

Mobile Modular

For the three months ended March 31, 2011, Mobile Modular’s total revenues increased $1.8 million to $29.3 million compared to the same period in 2010, primarily due to higher sales and rental related services revenues, partly offset by lower rental revenues. The revenue increase, offset by lower gross margin on rental, rental related services and sales revenues and higher selling and administrative expenses, resulted in a 28% decrease in pre-tax income to $4.8 million for the three months ended March 31, 2011, from $6.6 million for the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/11 compared to Three Months Ended 3/31/10 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$19,775	$20,588	$(813)	-4%
Rental Related Services	5,540	4,926	614	12%

Rental Operations	25,315	25,514	(199)	-1%
Sales	3,873	1,887	1,986	105%
Other	98	98	—	0%

Total Revenues	29,286	27,499	1,787	6%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,419	3,428	(9)	0%
Rental Related Services	4,216	3,568	648	18%
Other	5,403	5,086	317	6%

Total Direct Costs of Rental Operations	13,038	12,082	956	8%
Costs of Sales	2,895	1,248	1,647	132%

Total Costs of Revenues	15,933	13,330	2,603	20%

Gross Profit
Rental	10,953	12,074	(1,121)	-9%
Rental Related Services	1,324	1,358	(34)	-2%

Rental Operations	12,277	13,432	(1,155)	-9%
Sales	978	639	339	53%
Other	98	98	—	0%

Total Gross Profit	13,353	14,169	(816)	-6%
Selling and Administrative Expenses	7,757	6,650	1,107	17%

Income from Operations	5,596	7,519	(1,923)	-26%
Interest Expense Allocation	808	879	(71)	-8%

Pre-tax Income	$4,788	$6,640	$(1,852)	-28%

Other Information
Average Rental Equipment [1]	$497,104	$486,543	$10,561	2%
Average Rental Equipment on Rent	$332,265	$330,868	$1,397	0%
Average Monthly Total Yield [2]	1.33%	1.41%		-6%
Average Utilization [3]	66.8%	68.0%		-2%
Average Monthly Rental Rate [4]	1.98%	2.07%		-4%

Period End Rental Equipment [1]	$497,725	$487,374	$10,351	2%
Period End Utilization [3]	66.7%	67.6%		-1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2011 decreased 6%, to $13.4 million from $14.2 million for the same period in 2010. For the three months ended March 31, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.8 million, or 4%, compared to 2010, primarily due to higher returns of classroom buildings compared to shipments in our education markets. The rental revenues decrease was due to 4% lower average monthly rental rates, partly offset by a slight increase in average rental equipment on rent in 2011 as compared to 2010. As a percentage of rental revenues, depreciation was 17% in 2011 and 2010, and other direct costs were 28% in 2011 compared to 24% in 2010, which resulted in gross margin percentages of 55% in 2011 and 59% in 2010. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $1.1 million, or 9%, to $11.0 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.6 million, or 12%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the change in the mix of leases and amortization of associated service revenues in 2011 as compared to 2010. The higher revenues, offset by a lower gross margin percentage of 24% in 2011 compared to 28% in 2010 resulted in rental related services gross profit decreasing by 2%.

•

Gross Profit on Sales – Sales revenues increased $2.0 million, or 105%, compared to 2010. Higher sales revenues, partly offset by lower gross margin percentage of 25% in 2011 compared with 34% in 2010, due to lower margins on sales of used equipment, resulted in gross profit on sales increasing 53% to $1.0 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2011, selling and administrative expenses increased 17%, to $7.8 million from $6.7 million in the same period in 2010, as a result of increased investment in our Portable Storage growth initiative and increased salary and benefit costs.

TRS-RenTelco

For the three months ended March 31, 2011, TRS-RenTelco’s total revenues increased $4.6 million, or 19%, to $29.0 million compared to the same period in 2010, primarily due to higher rental and sales revenues. Pre-tax income increased 114% to $6.1 million for the three months ended March 31, 2011 from $2.8 million for the same period in 2010, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/11 compared to Three Months Ended 3/31/10 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$22,058	$18,507	$3,551	19%
Rental Related Services	617	521	96	18%

Rental Operations	22,675	19,028	3,647	19%
Sales	5,913	4,883	1,030	21%
Other	394	434	(40)	-9%

Total Revenues	28,982	24,345	4,637	19%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,391	9,247	144	2%
Rental Related Services	501	397	104	26%
Other	2,999	2,887	112	4%

Total Direct Costs of Rental Operations	12,891	12,531	360	3%
Costs of Sales	3,277	3,139	138	4%

Total Costs of Revenues	16,168	15,670	498	3%

Gross Profit
Rental	9,668	6,373	3,295	52%
Rental Related Services	116	124	(8)	-6%

Rental Operations	9,784	6,497	3,287	51%
Sales	2,636	1,744	892	51%
Other	394	434	(40)	-9%

Total Gross Profit	12,814	8,675	4,139	48%
Selling and Administrative Expenses	6,334	5,396	938	17%

Income from Operations	6,480	3,279	3,201	98%
Interest Expense Allocation	423	447	(24)	-5%

Pre-tax Income	$6,057	$2,832	$3,225	114%

Other Information
Average Rental Equipment [1]	$251,477	$239,371	$12,106	5%
Average Rental Equipment on Rent	$164,068	$154,619	$9,449	6%
Average Monthly Total Yield [2]	2.92%	2.58%		13%
Average Utilization [3]	65.2%	64.6%		1%
Average Monthly Rental Rate [4]	4.48%	3.99%		12%

Period End Rental Equipment [1]	$252,274	$239,982	$12,292	5%
Period End Utilization [3]	66.2%	65.8%		1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2011 increased 48% to $12.8 million from $8.7 million for the same period in 2010. For the three months ended March 31, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.6 million, or 19%, as compared to 2010, with depreciation expense increasing $0.1 million, or 2%, resulting in increased gross profit on rental revenues of $3.3 million, or 52%, to $9.7 million as compared to 2010. The rental revenues increase was due to 12% higher average monthly rental rates and 6% higher average rental equipment on rent in 2011 as compared to 2010.

•

Gross Profit on Sales – Sales revenues increased 21% to $5.9 million in 2011, primarily due to higher used equipment sales. Gross margin percentage was 45% in 2011, compared to 36% in 2010, primarily due to higher margins on used equipment sales resulting in gross profit on sales increasing 51% to $2.6 million from $1.7 million in 2010. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2011, selling and administrative expenses increased 17%, to $6.3 million from $5.4 million in the same period in 2010, primarily due to increased salary and benefit costs.

Adler Tanks

For the three months ended March 31, 2011, Adler Tanks’ total revenues increased $6.9 million, or 89%, to $14.7 million compared to the same period in 2010, primarily due to higher rental and rental related services revenues. The revenue increase, combined with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a $4.4 million increase in pre-tax income to $5.7 million for the three months ended March 31, 2011, compared to the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/11 compared to Three Months Ended 3/31/10 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%

Revenues
Rental	$12,193	$6,038	$6,155	102%
Rental Related Services	2,335	1,669	666	40%

Rental Operations	14,528	7,707	6,821	89%
Sales	103	19	84	nm
Other	29	12	17	142%

Total Revenues	14,660	7,738	6,922	89%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	1,785	1,095	690	63%
Rental Related Services	2,024	1,361	663	49%
Other	1,138	999	139	14%

Total Direct Costs of Rental Operations	4,947	3,455	1,492	43%
Costs of Sales	75	21	54	257%

Total Costs of Revenues	5,022	3,476	1,546	44%

Gross Profit
Rental	9,270	3,944	5,326	135%
Rental Related Services	311	308	3	1%

Rental Operations	9,581	4,252	5,329	125%
Sales	28	(2)	30	nm
Other	29	12	17	142%

Total Gross Profit	9,638	4,262	5,376	126%
Selling and Administrative Expenses	3,604	2,674	930	35%

Income from Operations	6,034	1,588	4,446	280%
Interest Expense Allocation	302	232	70	30%

Pre-tax Income	$5,732	$1,356	$4,376	323%

Other Information
Average Rental Equipment [1]	$133,862	$79,746	$54,116	68%
Average Rental Equipment on Rent	$115,079	$54,179	$60,900	112%
Average Monthly Total Yield [2]	3.04%	2.52%		20%
Average Utilization [3]	86.0%	67.9%		26%
Average Monthly Rental Rate [4]	3.53%	3.71%		-5%

Period End Rental Equipment [1]	$139,551	$85,746	$53,805	63%
Period End Utilization [3]	89.4%	66.4%		35%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended March 31, 2011 increased 126% to $9.6 million from $4.3 million for the same period in 2010. For the three months ended March 31, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.2 million, or 102%, compared to 2010, primarily due to the broad based growth across our market areas. As a percentage of rental revenues, depreciation was 15% and 18% in 2011 and 2010, respectively, and other direct costs were 9% in 2011 compared to 17% in 2010, which resulted in gross margin percentages of 76% in 2011 and 65% in 2010. The higher rental revenues, combined with higher rental margins, resulted in gross profit on rental revenues increasing $5.3 million, or 135%, to $9.3 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.7 million, or 40%, compared to 2010. The higher revenues, offset by a lower gross margin percentage of 13% in 2010 compared to 19% in 2010 resulted in rental related services gross profit remaining flat at $0.3 million in 2011.

For the three months ended March 31, 2011, selling and administrative expenses increased 35%, to $3.6 million from $2.7 million in the same period in 2010 primarily due to increased salary and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the three months ended March 31, 2011 compared to the same period in 2010 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $35.4 million, an increase of 24% in 2011, compared to $28.6 million in 2010. The increase in net cash provided by operating activities was primarily attributable to decreased income taxes receivable in 2011 and higher income from operations, partly offset by other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $29.8 million in 2011, compared to $21.0 million in 2010. The $8.8 million increase was primarily due to $4.8 million higher purchases of rental equipment of $29.9 million in 2011, compared to $25.1 million in 2010, and $5.8 million higher purchase of property, plant and equipment (consisting primarily of the acquisition of an operating facility in New Jersey, information technology projects, and the expansion of the Company’s inventory center in Livermore, California), partly offset by $1.9 million higher proceeds from sale of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $4.3 million in 2011, compared to $8.4 million in 2010. The $4.1 million change in net cash flows from financing activities was primarily due to $5.4 million lower net payments on the Company’s bank lines of credit, combined with $1.2 million lower proceeds and excess tax benefit from the exercise of stock options.

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

At March 31, 2011, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $253.8 million was outstanding, and had capacity to borrow up to an additional $101.2 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At March 31, 2011, the actual ratio was 3.39 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At March 31, 2011, the actual ratio was 2.91 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At March 31, 2011, the actual ratio was 1.93 to 1.

At March 31, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the fourth payment having been made on June 2, 2010, which reduced the principal balance to $12.0 million. Among other restrictions, the note agreement, under which the senior notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At March 31, 2011, the actual ratio was 3.22 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2011, the actual ratio was 1.93 to 1.

•

Permit tangible net worth (as defined, which includes the intangible assets of Adler Tanks) calculated as of the last day of each fiscal quarter to be less than the sum of $127.5 million, plus 50% of net income for such fiscal quarter, plus 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2003 (excluding the first $2.0 million of such proceeds from the exercise of stock options after December 31, 2003). At March 31, 2011, such sum was $285.0 million and the actual tangible net worth of the Company was $299.2 million.

At March 31, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the three months ended March 31, 2011 and 2010. As of March 31, 2011, 2,000,000 shares remain authorized for repurchase.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2010 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2010 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At March 31, 2011, we had $40.4 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our 5.08% senior notes due in 2011, the 4.03% Senior Notes due in 2018 issued April 21, 2011 and our unsecured revolving line of credit facility contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $2.5 million per year for each 1% increase in the average interest rate we pay, based on the $253.8 million balance of variable rate debt outstanding at March 31, 2011. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as our organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, D.C., recent expansion into the portable storage and environmental test equipment businesses and in 2008 our expansion into the liquid and solid containment business through the acquisition of Adler Tanks. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of March 31, 2011 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Our expansions of our modular operations into new markets will affect our operating results.

We have established modular operations in California, Texas and Florida. We launched operations in North Carolina and Georgia in late 2007 and in Maryland, Virginia and Washington, D.C. during 2008. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in these markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may be affected by local economic and market conditions. Expansion of our operations into these new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets.

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

As of March 31, 2011, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand for renting Adler Tank’s products. In addition, oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shell) are subject to numerous local, state and federal regulations. Changes, or interruptions, in these regulations could limit, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

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

Increases in raw material costs such as steel and labor to manufacture liquid and solid storage containment tanks and boxes would increase the cost of acquiring new equipment. These price increases could materially adversely impact our financial condition and results of operations if we were not able to recoup these increases through higher rental revenues. In addition, a significant amount of revenues are generated from the transport of rental equipment to and from customers. We own delivery trucks, employ drivers and utilize subcontractors to provide these services. The price of fuel can be unpredictable and beyond our control. We have not always been able to mitigate the expense impact of higher fuel costs through surcharges, and do not intend to do so in the future. During periods of rising fuel and labor costs, and in particular when prices increase rapidly, we may not be able recoup these costs from our customers, which would reduce our profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.6	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., dated April 21, 2011. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 21, 2011, and incorporated herein by reference)

10.7	Amendment and Waiver to Credit Agreement dated March 11, 2011, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lenders and L/C Issuers, and the Other Lenders Party Thereto.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2011	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer