Form 10-Q
period 2011-06-30
MCGRATH RENTCORP
filed 2011-08-04
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No  ☒

As of August 4, 2011, 24,360,963 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Francisco, California

August 4, 2011

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
REVENUES
Rental	$57,118	$47,851	$111,144	$92,984
Rental Related Services	9,387	8,201	17,879	15,317

Rental Operations	66,505	56,052	129,023	108,301
Sales	12,489	9,958	22,423	18,895
Other	536	513	1,057	1,057

Total Revenues	79,530	66,523	152,503	128,253

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	14,842	13,786	29,437	27,556
Rental Related Services	7,139	6,060	13,880	11,386
Other	10,665	9,777	20,205	18,749

Total Direct Costs of Rental Operations	32,646	29,623	63,522	57,691
Costs of Sales	7,525	6,372	13,770	12,252

Total Costs of Revenues	40,171	35,995	77,292	69,943

Gross Profit	39,359	30,528	75,211	58,310
Selling and Administrative Expenses	18,645	16,949	37,203	32,360

Income from Operations	20,714	13,579	38,008	25,950
Interest Expense	1,954	1,506	3,436	3,015

Income Before Provision for Income Taxes	18,760	12,073	34,572	22,935
Provision for Income Taxes	7,354	4,685	13,552	8,899

Net Income	$11,406	$7,388	$21,020	$14,036

Earnings Per Share:
Basic	$0.47	$0.31	$0.87	$0.59
Diluted	$0.46	$0.31	$0.85	$0.58
Shares Used in Per Share Calculation:
Basic	24,340	23,924	24,299	23,866
Diluted	24,742	24,201	24,700	24,136
Cash Dividends Declared Per Share	$0.230	$0.225	$0.460	$0.450

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands)	2011	2010

ASSETS
Cash	$437	$990
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2011 and 2010	78,830	76,488
Income Taxes Receivable	—	6,131

Rental Equipment, at cost:
Relocatable Modular Buildings	529,056	514,548
Electronic Test Equipment	260,563	250,125
Liquid and Solid Containment Tanks and Boxes	159,756	133,095

	949,375	897,768
Less Accumulated Depreciation	(316,857)	(306,188)

Rental Equipment, net	632,518	591,580

Property, Plant and Equipment, net	91,908	83,861
Prepaid Expenses and Other Assets	22,765	13,944
Intangible Assets, net	12,542	12,868
Goodwill	27,700	27,700

Total Assets	$866,700	$813,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$270,500	$265,640
Accounts Payable and Accrued Liabilities	66,238	49,612
Deferred Income	30,981	23,790
Deferred Income Taxes, net	189,659	179,543

Total Liabilities	557,378	518,585

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,361 shares in 2011 and 24,235 shares in 2010	68,217	63,623
Retained Earnings	241,105	231,354

Total Shareholders’ Equity	309,322	294,977

Total Liabilities and Shareholders’ Equity	$866,700	$813,562

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,020	$14,036
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	32,636	30,588
Provision for Doubtful Accounts	825	844
Non-Cash Stock-Based Compensation	2,127	2,086
Gain on Sale of Rental Equipment	(6,496)	(4,745)
Change In:
Accounts Receivable	(3,167)	342
Income Taxes Receivable	6,131	5,075
Prepaid Expenses and Other Assets	(8,821)	(1,487)
Accounts Payable and Accrued Liabilities	9,887	2,900
Deferred Income	7,191	(3,967)
Deferred Income Taxes	10,116	(2,519)

Net Cash Provided by Operating Activities	71,449	43,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(71,160)	(59,207)
Purchase of Property, Plant and Equipment	(10,828)	(3,554)
Proceeds from Sale of Used Rental Equipment	13,703	10,965

Net Cash Used in Investing Activities	(68,285)	(51,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	(83,140)	28,166
Borrowings Under Private Placement	100,000	—
Principal Payments on Senior Notes	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	1,770	2,087
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	696	352
Payment of Dividends	(11,043)	(10,616)

Net Cash Provided by (Used in) Financing Activities	(3,717)	7,989

Net Decrease in Cash	(553)	(654)
Cash Balance, beginning of period	990	1,187

Cash Balance, end of period	$437	$533

Interest Paid, during the period	$2,658	$3,138

Income Taxes Paid (Refunds Received), during the period	$(3,598)	$6,199

Dividends Declared, not yet paid	$5,605	$5,414

Rental Equipment Acquisitions, not yet paid	$11,812	$9,789

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated results for the six months ended June 30, 2011 should not be considered as necessarily indicative of the consolidated results for the entire year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Weighted-average number of shares of common stock for calculating basic earnings per share	24,340	23,924	24,299	23,866
Effect of potentially dilutive securities from equity-based compensation	402	277	401	270

Weighted-average number of shares of common stock for calculating diluted earnings per share	24,742	24,201	24,700	24,136

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Options to purchase shares of common stock	1,280	1,092	1,288	1,329

NOTE 4. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $5.3 million and $9.0 million, during the three and six months ended June 30, 2011, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leases one operating facility and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.1 million and $0.2 million in the three and six months ended June 30, 2011, respectively. Amounts due to the aforementioned related parties at June 30, 2011 totaled $0.9 million.

NOTE 5. NOTES PAYABLE

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Notes”) to the Purchaser. The Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. Proceeds from the offering were used to repay outstanding borrowings under the Company’s revolving credit facilities. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2011. During this period, the Company did not have any material subsequent events that require disclosure in these condensed consolidated financial statements.

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I — Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 — Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2011 and 2010 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,

2011
Rental Revenues	$39,566	$45,611	$25,967	$—	$111,144
Rental Related Services Revenues	11,321	1,402	5,156	—	17,879
Sales and Other Revenues	8,241	13,119	170	1,950	23,480
Total Revenues	59,128	60,132	31,293	1,950	152,503
Depreciation of Rental Equipment	6,849	18,836	3,752	—	29,437
Gross Profit	26,429	27,001	21,177	604	75,211
Selling and Administrative Expenses	15,599	12,606	7,317	1,681	37,203
Income (Loss) from Operations	10,830	14,395	13,860	(1,077)	38,008
Interest Expense (Income) Allocation	1,854	972	717	(107)	3,436
Income (Loss) before Provision for Income Taxes	8,976	13,423	13,143	(970)	34,572
Rental Equipment Acquisitions	18,910	31,927	26,745	—	77,582
Accounts Receivable, net (period end)	36,591	21,711	16,882	3,646	78,830
Rental Equipment, at cost (period end)	529,056	260,563	159,756	—	949,375
Rental Equipment, net book value (period end)	378,689	106,970	146,859	—	632,518
Utilization (period end) [2]	67.7%	65.4%	86.4%
Average Utilization [2]	67.2%	65.3%	85.4%

2010
Rental Revenues	$41,006	$38,319	$13,659	$—	$92,984
Rental Related Services Revenues	10,259	1,039	4,019	—	15,317
Sales and Other Revenues	6,161	10,648	52	3,091	19,952
Total Revenues	57,426	50,006	17,730	3,091	128,253
Depreciation of Rental Equipment	6,852	18,330	2,374	—	27,556
Gross Profit	28,075	18,774	10,239	1,222	58,310
Selling and Administrative Expenses	13,904	11,453	5,664	1,339	32,360
Income (Loss) from Operations	14,171	7,321	4,575	(117)	25,950
Interest Expense (Income) Allocation	1,730	877	507	(99)	3,015
Income (Loss) before Provision for Income Taxes	12,441	6,444	4,068	(18)	22,935
Rental Equipment Acquisitions	12,465	18,879	27,004	—	58,348
Accounts Receivable, net (period end)	37,641	17,871	10,533	3,366	69,411
Rental Equipment, at cost (period end)	513,004	243,479	107,886	—	864,369
Rental Equipment, net book value (period end)	371,526	98,287	101,997	—	571,810
Utilization (period end) [2]	67.9%	67.0%	70.5%
Average Utilization [2]	67.9%	65.3%	65.5%

1	Gross Enviroplex sales revenues were $1,952 and $3,091 for the six months ended June 30, 2011 and 2010, respectively. In 2011, there were $2 of inter-segment sales to Mobile Modular, which were eliminated in consolidation. There were no inter-segment sales to Mobile Modular in 2010, which require elimination in consolidation.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and, for Mobile Modular and Adler Tanks, excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2011 and 2010. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 2% of the Company’s total revenues in the six months ended June 30, 2011. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the six months ended June 30, 2011. TRS-Environmental commenced operations in 2008 and offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. In the six months ended June 30, 2011, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 26%, 39%, 38% and negative 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 54%, 28%, 18% and 0% for the same period in 2010. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 85% and 84% of consolidated revenues in the six months ended June 30, 2011 and 2010, respectively. Of the total rental operations revenues for the six months ended June 30, 2011, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 39%, 37% and 24%, respectively, compared to 47%, 37% and 16%, respectively, in the same period of 2010. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. For the six months ended June 30, 2011 and 2010, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 15% and 16%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2011 and 2010, Mobile Modular and Enviroplex together comprised 44% and 46%, respectively, and TRS-RenTelco comprised 56% and 54%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2011 and 2010 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents Adjusted EBITDA which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non–GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Net Income	$11,406	$7,388	$21,020	$14,036	$43,462	$32,467
Provision for Income Taxes	7,354	4,685	13,552	8,899	27,224	19,985
Interest	1,954	1,506	3,436	3,015	6,607	6,284

Income from Operations	20,714	13,579	38,008	25,950	77,293	58,736
Depreciation and Amortization	16,462	15,332	32,636	30,588	64,624	61,678
Non-Cash Stock-Based Compensation	1,103	1,067	2,127	2,086	4,268	3,736

Adjusted EBITDA [1]	$38,279	$29,978	$72,771	$58,624	$146,185	$124,150

Adjusted EBITDA Margin [2]	48%	45%	48%	46%	46%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA [1]	$38,279	$29,978	$72,771	$58,624	$146,185	$124,150
Interest Paid	(1,323)	(1,919)	(2,658)	(3,138)	(5,826)	(6,375)
Net Income Taxes Paid	(1,469)	(4,807)	(2,533)	(5,967)	(5,908)	(7,049)
Gain on Sale of Used Rental Equipment	(3,441)	(2,577)	(6,496)	(4,745)	(13,479)	(10,435)
Change in certain assets and liabilities:
Accounts Receivable, net	(3,907)	(6,370)	(2,342)	1,186	(9,419)	(2,655)
Income Taxes Receivable	—	5,075	6,131	5,075	1,176	5,075
Prepaid Expenses and Other Assets	(5,878)	(3,401)	(8,821)	(1,487)	(7,039)	1,786
Accounts Payable and Other Liabilities	11,119	(2,808)	8,206	(2,428)	12,999	(5,359)
Deferred Income	2,670	1,412	7,191	(3,967)	10,204	423

Net Cash Provided by Operating Activities	$36,050	$14,583	$71,449	$43,153	$128,893	$99,561

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and 2.50 to 1 under the senior notes. At June 30, 2011, the actual ratio for the line of credit and the senior notes was 3.62 to 1 and 4.19 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At June 30, 2011, the actual ratio for the line of credit and the senior notes was 1.85 to 1.

At June 30, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 8, 2011, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.23 per common share for the quarter ended June 30, 2011, an increase of 2% over the prior year’s comparable quarter.

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Notes”) to the Purchaser. The Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. Proceeds from the offering were used to repay outstanding borrowings under the Company’s revolving credit facilities. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.

Results of Operations

Three Months Ended June 30, 2011 Compared to

Three Months Ended June 30, 2010

Overview

Consolidated revenues for the three months ended June 30, 2011 increased 20% to $79.5 million, from $66.5 million for the same period in 2010. Consolidated net income for the three months ended June 30, 2011 increased 54% to $11.4 million, from $7.4 million for the same period in 2010. Earnings per diluted share for the three months ended June 30, 2011 increased 48% to $0.46 from $0.31 for the same period in 2010.

For the three months ended June 30, 2011, on a consolidated basis:

•

Gross profit increased $8.8 million, or 29%, to $39.4 million, with an increase in the gross profit of Adler Tanks of $5.6 million, or 93%, primarily due to higher gross profit on rental revenues and an increase in TRS-RenTelco gross profit of $4.1 million, or 40%, primarily due to higher gross profit on rental and sales revenues. Enviroplex gross profit was flat at $0.5 million despite $1.0 million higher sales revenues, due to lower gross margins. Gross profit of Mobile Modular decreased $0.8 million, or 6%, primarily due to lower gross profit on rental and sales revenues.

•

Selling and administrative expenses increased $1.7 million, or 10%, to $18.6 million from $16.9 million in the same period in 2010, primarily due to higher personnel, salary and employee benefit costs.

•	Interest expense increased 30% to $2.0 million, due to 21% higher net average interest rates (2.9% in 2011 compared to 2.4% in 2010) and higher average debt levels of the Company.

•

Pre-tax income contributions by Mobile Modular, TRS-RenTelco and Adler Tanks were 22%, 39% and 40%, respectively, compared to 54% and 28% and 18%, respectively, for the comparable 2010 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% in 2011, and was not significant in 2010.

•	Adjusted EBITDA increased 28% to $38.3 million, compared to $30.0 million in 2010.

Mobile Modular

For the three months ended June 30, 2011, Mobile Modular’s total revenues decreased $0.1 million to $29.8 million compared to the same period in 2010, primarily due to lower rental revenues, partly offset by higher rental related services and sales revenues. The revenue decrease, lower gross margin on rental and rental related services, higher selling and administrative expenses and higher interest expense, partly offset by higher gross margin on sales revenues, resulted in a 28% decrease in pre-tax income to $4.2 million for the three months ended June 30, 2011, from $5.8 million for the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/11 compared to Three Months Ended 6/30/10 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$19,791	$20,418	$(627)	-3%
Rental Related Services	5,781	5,333	448	8%

Rental Operations	25,572	25,751	(179)	0%
Sales	4,163	4,056	107	3%
Other	107	120	(13)	-11%

Total Revenues	29,842	29,927	(85)	0%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,430	3,424	6	0%
Rental Related Services	4,457	3,690	767	21%
Other	5,987	5,745	242	4%

Total Direct Costs of Rental Operations	13,874	12,859	1,015	8%
Costs of Sales	2,892	3,162	(270)	9%

Total Costs of Revenues	16,766	16,021	745	5%

Gross Profit
Rental	10,374	11,249	(875)	-8%
Rental Related Services	1,324	1,643	(319)	-19%

Rental Operations	11,698	12,892	(1,194)	-9%
Sales	1,271	894	377	42%
Other	107	120	(13)	-11%

Total Gross Profit	13,076	13,906	(830)	-6%
Selling and Administrative Expenses	7,842	7,254	588	8%

Income from Operations	5,234	6,652	(1,418)	-21%
Interest Expense Allocation	1,046	851	195	23%

Pre-tax Income	$4,188	$5,801	$(1,613)	-28%

Other Information
Average Rental Equipment [1]	$499,984	$488,754	$11,230	2%
Average Rental Equipment on Rent	$337,171	$330,697	$6,474	2%
Average Monthly Total Yield [2]	1.32%	1.39%		-5%
Average Utilization [3]	67.4%	67.7%		-1%
Average Monthly Rental Rate [4]	1.96%	2.06%		-5%
Period End Rental Equipment [1]	$501,916	$490,553	$11,363	2%
Period End Utilization [3]	67.7%	67.9%		-1%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2011 decreased $0.8 million, or 6%, to $13.1 million from $13.9 million for the same period in 2010. For the three months ended June 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.6 million, or 3%, primarily due to higher returns of classroom buildings compared to shipments in our education markets. The rental revenues decrease was due to 5% lower average monthly rental rates, partly offset by a 2% increase in average rental equipment on rent in 2011. As a percentage of rental revenues, depreciation was 17% in 2011 and 2010, and other direct costs were 31% in 2011 compared to 28% in 2010, which resulted in gross margin percentages of 52% in 2011 and 55% in 2010. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $0.9 million, or 8%, to $10.4 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 8%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues and amortization of associated service revenues in 2011 as compared to 2010. The higher revenues, offset by lower gross margin percentage of 23% in 2011 compared to 31% in 2010 resulted in rental related services gross profit decreasing $0.3 million, or 19%, to $1.3 million in 2011.

•

Gross Profit on Sales – Sales revenues increased $0.1 million, or 3%, compared to 2010. Higher sales revenues combined with higher gross margin percentage of 31% in 2011 compared with 22% in 2010, primarily due to higher margins on new building sales resulting in gross profit on sales increasing 42% to $1.3 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2011, selling and administrative expenses increased 8%, to $7.8 million from $7.3 million in the same period in 2010, primarily as a result of increased investment in our portable storage growth initiative.

TRS-RenTelco

For the three months ended June 30, 2011, TRS-RenTelco’s total revenues increased $5.5 million, or 21%, to $31.2 million compared to the same period in 2010, primarily due to higher rental and sales revenues. Pre-tax income increased $3.8 million to $7.4 million for the three months ended June 30, 2011 from $3.6 million for the same period in 2010, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/11 compared to Three Months Ended 6/30/10 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$23,553	$19,812	$3,741	19%
Rental Related Services	785	518	267	52%

Rental Operations	24,338	20,330	4,008	20%
Sales	6,421	4,951	1,470	30%
Other	391	380	11	3%

Total Revenues	31,150	25,661	5,489	21%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,445	9,083	362	4%
Rental Related Services	657	563	94	17%
Other	3,576	3,109	467	15%

Total Direct Costs of Rental Operations	13,678	12,755	923	7%
Costs of Sales	3,285	2,807	478	17%

Total Costs of Revenues	16,963	15,562	1,401	9%

Gross Profit (Loss)
Rental	10,532	7,620	2,912	38%
Rental Related Services	128	(45)	173	nm

Rental Operations	10,660	7,575	3,085	41%
Sales	3,136	2,144	992	46%
Other	391	380	11	3%

Total Gross Profit	14,187	10,099	4,088	40%
Selling and Administrative Expenses	6,272	6,057	215	4%

Income from Operations	7,915	4,042	3,873	96%
Interest Expense Allocation	549	430	119	28%

Pre-tax Income	$7,366	$3,612	$3,754	104%

Other Information
Average Rental Equipment [1]	$255,741	$241,545	$14,196	6%
Average Rental Equipment on Rent	$167,754	$159,793	$7,961	5%
Average Monthly Total Yield [2]	3.07%	2.73%		12%
Average Utilization [3]	65.6%	66.2%		-1%
Average Monthly Rental Rate [4]	4.68%	4.13%		13%
Period End Rental Equipment [1]	$260,595	$243,337	$17,258	7%
Period End Utilization [3]	65.4%	67.0%		-2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.
nm =	not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2011 increased 40% to $14.2 million from $10.1 million for the same period in 2010. For the three months ended June 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.7 million, or 19%, with depreciation expense increasing $0.4 million, or 4%, and other direct costs increasing $0.5 million, or 15%, resulting in increased gross profit on rental revenues of $2.9 million, or 38%, to $10.5 million. As a percentage of rental revenues, depreciation was 40% in 2011 compared to 46% in 2010 and other direct costs were 15% in 2011 compared to 16% in 2010, which resulted in gross margin percentage of 45% in 2011 and 38% in 2010. The rental revenues increase was due to 13% higher average monthly rental rates and 5% higher average rental equipment on rent in 2011. The rental rate increase was primarily due to improved market conditions.

•

Gross Profit on Sales – Sales revenues increased 30% to $6.4 million in 2011 due to higher new and used equipment sales. Gross margin percentage was 49% in 2011, compared to 43% in 2010, due to higher margins on new and used equipment sales resulting in gross profit on sales increasing 46% to $3.1 million from $2.1 million in 2010. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2011, selling and administrative expenses increased 4%, to $6.3 million from $6.1 million in the same period in 2010, primarily due to increased salary and benefit costs.

Adler Tanks

For the three months ended June 30, 2011, Adler Tanks’ total revenues increased $6.6 million, or 66%, to $16.6 million compared to the same period in 2010, primarily due to higher rental revenues. The revenue increase, combined with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a $4.7 million increase in pre-tax income to $7.4 million for the three months ended June 30, 2011, compared to the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Three Months Ended 6/30/11 compared to Three Months Ended 6/30/10 (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$13,774	$7,621	$6,153	81%
Rental Related Services	2,821	2,350	471	20%

Rental Operations	16,595	9,971	6,624	66%
Sales	—	8	(8)	-100%
Other	38	13	25	192%

Total Revenues	16,633	9,992	6,641	66%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	1,967	1,279	688	54%
Rental Related Services	2,025	1,807	218	12%
Other	1,102	923	179	19%

Total Direct Costs of Rental Operations	5,094	4,009	1,085	27%
Costs of Sales	—	6	(6)	-100%

Total Costs of Revenues	5,094	4,015	1,079	27%

Gross Profit
Rental	10,705	5,419	5,286	98%
Rental Related Services	796	543	253	47%

Rental Operations	11,501	5,962	5,539	93%
Sales	—	2	(2)	-100%
Other	38	13	25	192%

Total Gross Profit	11,539	5,977	5,562	93%
Selling and Administrative Expenses	3,713	2,990	723	24%

Income from Operations	7,826	2,987	4,839	162%
Interest Expense Allocation	415	275	140	51%

Pre-tax Income	$7,411	$2,712	$4,699	173%

Other Information
Average Rental Equipment [1]	$148,022	$93,414	$54,608	58%
Average Rental Equipment on Rent	$126,937	$66,339	$60,598	91%
Average Monthly Total Yield [2]	3.10%	2.72%		14%
Average Utilization [3]	85.8%	71.0%		21%
Average Monthly Rental Rate [4]	3.62%	3.83%		-5%
Period End Rental Equipment [1]	$156,256	$101,973	$54,283	53%
Period End Utilization [3]	86.4%	76.7%		12%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Adler Tanks’ gross profit for the three months ended June 30, 2011 increased 93%, to $11.5 million from $6.0 million for the same period in 2010. For the three months ended June 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.2 million, or 81%, primarily due to the broad based growth across our market areas. As a percentage of rental revenues, depreciation was 14% and 17% in 2011 and 2010, respectively, and other direct costs were 8% in 2011 compared to 12% in 2010, which resulted in gross margin percentages of 78% in 2011 and 71% in 2010. The higher rental revenues, combined with higher rental margins, resulted in gross profit on rental revenues increasing $5.3 million, or 98%, to $10.7 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 20%, compared to 2010. The higher revenues and higher gross margin percentage of 28% in 2011 compared to 23% in 2010 resulted in rental related services gross profit increasing 47%, to $0.8 million from $0.5 million in 2010.

For the three months ended June 30, 2011, selling and administrative expenses increased 24%, to $3.7 million from $3.0 million in the same period in 2010 primarily due to higher personnel and benefit costs.

Six Months Ended June 30, 2011 Compared to

Six Months Ended June 30, 2010

Overview

Consolidated revenues for the six months ended June 30, 2011 increased 19%, to $152.5 million from $128.3 million for the same period in 2010. Consolidated net income for the six months ended June 30, 2011 increased 50% to $21.0 million, from $14.0 million for the same period in 2010. Earnings per diluted share for the six months ended June 30, 2011 increased 47% to $0.85 from $0.58 for the same period in 2010.

For the six months ended June 30, 2011, on a consolidated basis:

•

Gross profit increased $16.9 million, or 29%, to $75.2 million from $58.3 million for the same period in 2010. Adler Tanks gross profit increased 107% to $21.2 from $10.2 for the same period in 2010, primarily due to higher gross profit on rental revenues. TRS-RenTelco gross profit increased $8.2 million, or 44%, due to higher gross profit on rental and sales revenues. Gross profit of Mobile Modular decreased $1.6 million, or 6%, due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues. Enviroplex gross profit decreased $0.6 million primarily due to $1.1 million lower sales revenues.

•	Selling and administrative expenses increased 15% to $37.2 million from $32.4 million for the same period in 2010, primarily due to higher personnel, salary and employee benefit costs.

•

Interest expense increased $0.4 million, or 14%, to $3.4 million, primarily due to 4% higher average interest rates (2.5% in 2011 compared to 2.4% in 2010) and higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 26%, 39% and 38%, respectively, compared to 54%, 28% and 18%, respectively, for the comparable 2010 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 3% in 2011 and was not significant in 2010.

•	Adjusted EBITDA increased $14.1 million, or 24%, to $72.8 million compared to $58.6 million in 2010.

Mobile Modular

For the six months ended June 30, 2011, Mobile Modular’s total revenues increased $1.7 million, or 3%, to $59.1 million compared to the same period in 2010, primarily due to higher rental related services and sales revenues, partly offset by lower rental revenues during the period. The revenue increase offset by lower gross margin on rental and rental related services, partly offset by higher gross margin on sales revenues and higher selling and administrative expenses, resulted in a 28% decrease in pre-tax income to $9.0 million for the six months ended June 30, 2011, from $12.4 million for the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/11 compared to Six Months Ended 6/30/10 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$	%

Revenues
Rental	$39,566	$41,006	$(1,440)	-4%
Rental Related Services	11,321	10,259	1,062	10%

Rental Operations	50,887	51,265	(378)	-1%
Sales	8,036	5,943	2,093	35%
Other	205	218	(13)	-6%

Total Revenues	59,128	57,426	1,702	3%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	6,849	6,852	(3)	0%
Rental Related Services	8,673	7,258	1,415	19%
Other	11,390	10,831	559	5%

Total Direct Costs of Rental Operations	26,912	24,941	1,971	8%
Costs of Sales	5,787	4,410	1,377	31%

Total Costs of Revenues	32,699	29,351	3,348	11%

Gross Profit
Rental	21,327	23,323	(1,996)	-9%
Rental Related Services	2,648	3,001	(353)	-12%

Rental Operations	23,975	26,324	(2,349)	-9%
Sales	2,249	1,533	716	47%
Other	205	218	(13)	-6%

Total Gross Profit	26,429	28,075	(1,646)	-6%
Selling and Administrative Expenses	15,599	13,904	1,695	12%

Income from Operations	10,830	14,171	(3,341)	-24%
Interest Expense Allocation	1,854	1,730	124	7%

Pre-tax Income	$8,976	$12,441	$(3,465)	-28%

Other Information
Average Rental Equipment [1]	$498,661	$487,688	$10,973	2%
Average Rental Equipment on Rent	$335,137	$331,002	$4,135	1%
Average Monthly Total Yield [2]	1.32%	1.40%		-6%
Average Utilization [3]	67.2%	67.9%		-1%
Average Monthly Rental Rate [4]	1.97%	2.06%		-5%

Period End Rental Equipment [1]	$501,916	$490,553	$11,636	2%
Period End Utilization [3]	67.7%	67.9%		-1%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2011 decreased $1.6 million, to $26.4 million from $28.1 million for the same period in 2010. For the six months ended June 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.4 million, or 4%, primarily due to higher returns of classroom buildings compared to shipments in our education markets. The rental revenues decrease was due to 5% lower average monthly rental rates, partly offset by 1% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2011 and 2010 and other direct costs were 29% in 2011 compared to 26% in 2010, which resulted in gross margin percentage of 54% in 2011 and 57% in 2010. The lower rental revenues, combined with lower rental margins, resulted in gross profit on rental revenues decreasing $2.0 million, or 9%, to $21.3 million from $23.3 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.1 million, or 10%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term. The higher revenues, offset by lower gross margin percentage of 23% in 2011 compared to 29% in 2010, resulted in rental related services gross profit decreasing 12%, to $2.6 million from $3.0 million in 2010.

•

Gross Profit on Sales – Sales revenues increased $2.1 million, or 35%, compared to 2010. Higher sales revenues combined with higher gross margin percentage of 28% in 2011 compared with 26% in 2010, resulted in sales gross profit increasing 47%, to $2.2 million from $1.5 million in 2010. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding

For the six months ended June 30, 2011, selling and administrative expenses increased $1.7 million, or 12%, to $15.6 million from $13.9 million in the same period in 2010, primarily as a result of increased investment in our portable storage growth initiative.

TRS-RenTelco

For the six months ended June 30, 2011, TRS-RenTelco’s total revenues increased $10.1 million, or 20%, to $60.1 million compared to the same period in 2010, due to higher rental, rental related services revenues and sales revenues. Pre-tax income increased 108% to $13.4 million for the six months ended June 30, 2011 compared to $6.4 million for the same period in 2010, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/11 compared to Six Months Ended 6/30/10 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$	%

Revenues
Rental	$45,611	$38,319	$7,292	19%
Rental Related Services	1,402	1,039	363	35%

Rental Operations	47,013	39,358	7,655	19%
Sales	12,334	9,834	2,500	25%
Other	785	814	(29)	-4%

Total Revenues	60,132	50,006	10,126	20%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	18,836	18,330	506	3%
Rental Related Services	1,158	960	198	21%
Other	6,575	5,996	579	10%

Total Direct Costs of Rental Operations	26,569	25,286	1,283	5%
Costs of Sales	6,562	5,946	616	10%

Total Costs of Revenues	33,131	31,232	1,899	6%

Gross Profit
Rental	20,200	13,993	6,207	44%
Rental Related Services	244	79	165	209%

Rental Operations	20,444	14,072	6,372	45%
Sales	5,772	3,888	1,884	48%
Other	785	814	(29)	-4%

Total Gross Profit	27,001	18,774	8,227	44%
Selling and Administrative Expenses	12,606	11,453	1,153	10%

Income from Operations	14,395	7,321	7,074	97%
Interest Expense Allocation	972	877	95	11%

Pre-tax Income	$13,423	$6,444	$6,979	108%

Other Information
Average Rental Equipment [1]	$253,800	$240,526	$13,274	6%
Average Rental Equipment on Rent	$165,771	$157,096	$8,675	6%
Average Monthly Total Yield [2]	3.00%	2.66%		13%
Average Utilization [3]	65.3%	65.3%		0%
Average Monthly Rental Rate [4]	4.59%	4.07%		13%

Period End Rental Equipment [1]	$260,595	$243,337	$17,258	7%
Period End Utilization [3]	65.4%	67.0%		-2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the six months ended June 30, 2011 increased $8.2 million, or 44%, to $27.0 million from $18.8 million for the same period in 2010. For the six months ended June 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $7.3 million, or 19%, with depreciation expenses increasing $0.5 million, or 3%, and other direct costs increasing $0.6 million, or 10%, resulting in increased gross profit on rental revenues of $6.2 million, or 44%, to $20.2 million. As a percentage of rental revenues, depreciation was 41% in 2011 compared to 48% in 2010 and other direct costs were 15% in 2011 and 2010, which resulted in gross margin percentage of 44% in 2011 and 37% in 2010. The rental revenues increase was due to 6% higher average rental equipment on rent and 13% higher average monthly rental rates compared to 2010.

•

Gross Profit on Sales – Sales revenues increased 25% to $12.3 million in 2011, compared to $9.8 million in 2010. Gross margin percentage was 47% in 2011, compared to 40% in 2010, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $1.9 million, or 48%, to $5.8 million from $3.9 million in 2010. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2011, selling and administrative expenses increased 10%, to $12.6 million from $11.5 million in the same period in 2010, primarily due to increased salary and benefit costs.

Adler Tanks

For the six months ended June 30, 2011, Adler Tanks’ total revenues increased $13.6 million, or 76%, to $31.3 million compared to the same period in 2010, primarily due to higher rental and rental related services revenues during the period. The revenue increase and higher gross margin on rental revenues resulted in pre-tax income of $13.1 million for the six months ended June 30, 2011, an increase of 223% compared to the pre-tax income for the same period in 2010.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/11 compared to Six Months Ended 6/30/10 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$	%

Revenues
Rental	$25,967	$13,659	$12,308	90%
Rental Related Services	5,156	4,019	1,137	28%

Rental Operations	31,123	17,678	13,445	76%
Sales	103	27	76	nm
Other	67	25	42	168%

Total Revenues	31,293	17,730	13,563	76%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,752	2,374	1,378	58%
Rental Related Services	4,049	3,168	881	28%
Other	2,240	1,922	318	17%

Total Direct Costs of Rental Operations	10,041	7,464	2,577	35%
Costs of Sales	75	27	48	177%

Total Costs of Revenues	10,116	7,491	2,625	35%

Gross Profit
Rental	19,975	9,363	10,612	113%
Rental Related Services	1,107	851	256	30%

Rental Operations	21,082	10,214	10,868	106%
Sales	28	—	28	nm
Other	67	25	42	168%

Total Gross Profit	21,177	10,239	10,938	107%
Selling and Administrative Expenses	7,317	5,664	1,653	29%

Income from Operations	13,860	4,575	9,285	203%
Interest Expense Allocation	717	507	210	41%

Pre-tax Income	$13,143	$4,068	$9,075	223%

Other Information
Average Rental Equipment [1]	$141,141	$86,669	$54,442	63%
Average Rental Equipment on Rent	$120,466	$60,738	$59,728	98%
Average Monthly Total Yield [2]	3.07%	2.63%		17%
Average Utilization [3]	85.4%	70.1%		22%
Average Monthly Rental Rate [4]	3.59%	3.75%		-4%

Period End Rental Equipment [1]	$156,256	$101,973	$54,283	53%
Period End Utilization [3]	86.4%	76.7%		13%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2011 increased 107% to $21.2 million from $10.2 million for the same period in 2010. For the six months ended June 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $12.3 million, or 90%, primarily due to the broad based growth across our market areas. As a percentage of rental revenues, depreciation was 14% and 17% in 2011 and 2010, respectively, and other direct costs were 9% in 2011 compared to 14% in 2010, which resulted in gross margin percentages of 77% in 2011 and 69% in 2010. The higher rental revenues, combined with higher rental margins resulted in gross profit on rental revenues increasing $10.6 million, or 113%, to $20.0 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.1 million, or 28%, compared to 2010. The higher revenues and higher gross margin percentage of 22% in 2011 compared to 21% in 2010 resulted in rental related services gross profit increasing 30%, to $1.1 million from $0.9 million in 2010.

For the six months ended June 30, 2011, selling and administrative expenses increased 29%, to $7.3 million from $5.7 million in the same period in 2010, primarily due to higher personnel and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the six months ended June 30, 2011 compared to the same period in 2010 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $71.4 million, an increase of 66% in 2011, compared to $43.2 million in 2010. The increase in net cash provided by operating activities was primarily attributable to increased deferred taxes in 2011 and other balance sheet changes, together with higher income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $68.3 million in 2011, compared to $51.8 million in 2010. The $16.5 million increase was primarily due to $12.0 million higher purchases of rental equipment of $71.2 million in 2011, compared to $59.2 million in 2010, and $7.3 million higher purchase of property, plant and equipment (consisting primarily of the acquisition of an operating facility in New Jersey, information technology projects, and the expansion of the Company’s inventory center in Livermore, California), partly offset by $2.7 million higher proceeds from sale of used rental equipment.

Cash Flows from Financing Activities: Net cash used by financing activities was $3.7 million in 2011, compared to net cash provided by financing activities of $8.0 million in 2010. The $11.7 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit. On April 21, 2011, the Company issued $100.0 million of 4.03% Senior Notes, the proceeds of which were used to repay outstanding borrowings under the Company’s bank lines of credit.

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

At June 30, 2011, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $170.5 million was outstanding, and had capacity to borrow up to an additional $184.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At June 30, 2011, the actual ratio was 3.62 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At June 30, 2011, the actual ratio was 2.97 to 1.

•

Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At June 30, 2011, the actual ratio was 1.85 to 1.

At June 30, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined) minus the provision for income taxes to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2011, the actual ratio was 4.19 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At June 30, 2011, the actual ratio was 1.85 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At June 30, 2011, such sum was $235.8 million and the actual tangible net worth of the Company was $307.5 million.

At June 30, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. With the final $12.0 million principal payments made in June 2011, there were no further financial obligations as of June 30, 2011.

The Company has in the past made purchases of shares of its common stock from time to time on the Nasdaq and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the six months ended June 30, 2011 and June 30, 2010. As of June 30, 2011, 2,000,000 shares remain authorized for repurchase.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2010 Annual Report, except for the issuance of the 4.03% senior notes due in 2018 explained above.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2010 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2011, we had $40.2 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our 4.03% Senior Notes due in 2018 issued April 21, 2011 and our unsecured revolving line of credit facility contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.7 million per year for each 1% increase in the average interest rate we pay, based on the $170.5 million balance of variable rate debt outstanding at June 30, 2011. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of June 30, 2011 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As of June 30, 2011, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop, exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2011	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer