Form 10-Q
period 2011-09-30
MCGRATH RENTCORP
filed 2011-11-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐    No  ☒

As of November 3, 2011, 24,368,353 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and Subsidiaries as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Francisco, California

November 3, 2011

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
REVENUES
Rental	$60,964	$52,674	$172,108	$145,658
Rental Related Services	10,737	10,401	28,616	25,718

Rental Operations	71,701	63,075	200,724	171,376
Sales	32,783	19,640	55,206	38,535
Other	477	489	1,534	1,546

Total Revenues	104,961	83,204	257,464	211,457

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	15,357	14,109	44,794	41,665
Rental Related Services	8,321	8,335	22,201	19,721
Other	10,274	12,097	30,479	30,846

Total Direct Costs of Rental Operations	33,952	34,541	97,474	92,232
Costs of Sales	23,622	14,613	37,392	26,865

Total Costs of Revenues	57,574	49,154	134,866	119,097

Gross Profit	47,387	34,050	122,598	92,360
Selling and Administrative Expenses	20,081	16,569	57,284	48,929

Income from Operations	27,306	17,481	65,314	43,431
Interest Expense	2,051	1,632	5,487	4,647

Income Before Provision for Income Taxes	25,255	15,849	59,827	38,784
Provision for Income Taxes	9,900	6,149	23,452	15,048

Net Income	$15,355	$9,700	$36,375	$23,736

Earnings Per Share:
Basic	$0.63	$0.41	$1.50	$0.99
Diluted	$0.62	$0.40	$1.47	$0.98
Shares Used in Per Share Calculation:
Basic	24,362	23,936	24,320	23,884
Diluted	24,719	24,173	24,702	24,138
Cash Dividends Declared Per Share	$0.230	$0.225	$0.690	$0.675

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands)	2011	2010

ASSETS
Cash	$652	$990
Accounts Receivable, net of allowance for doubtful accounts of $1,500 in 2011 and $1,700 in 2010	89,641	76,488
Income Taxes Receivable	—	6,131

Rental Equipment, at cost:
Relocatable Modular Buildings	534,109	514,548
Electronic Test Equipment	266,354	250,125
Liquid and Solid Containment Tanks and Boxes	178,805	133,095

	979,268	897,768
Less Accumulated Depreciation	(323,414)	(306,188)

Rental Equipment, net	655,854	591,580

Property, Plant and Equipment, net	94,717	83,861
Prepaid Expenses and Other Assets	14,053	13,944
Intangible Assets, net	12,527	12,868
Goodwill	27,700	27,700

Total Assets	$895,144	$813,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$289,573	$265,640
Accounts Payable and Accrued Liabilities	60,786	49,612
Deferred Income	25,431	23,790
Deferred Income Taxes, net	198,944	179,543

Total Liabilities	574,734	518,585

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,366 shares in 2011 and 24,235 shares in 2010	69,589	63,623
Retained Earnings	250,821	231,354

Total Shareholders’ Equity	320,410	294,977

Total Liabilities and Shareholders’ Equity	$895,144	$813,562

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,375	$23,736
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	49,746	46,269
Provision for Doubtful Accounts	1,373	1,225
Non-Cash Stock-Based Compensation	3,709	3,155
Gain on Sale of Rental Equipment	(9,713)	(8,144)
Change In:
Accounts Receivable	(14,526)	(19,540)
Income Taxes Receivable	6,131	5,147
Prepaid Expenses and Other Assets	(109)	(1,346)
Accounts Payable and Accrued Liabilities	10,467	6,750
Deferred Income	1,641	7,396
Deferred Income Taxes	19,401	1,461

Net Cash Provided by Operating Activities	104,495	66,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(120,699)	(93,408)
Purchase of Property, Plant and Equipment	(15,181)	(5,197)
Proceeds from Sale of Used Rental Equipment	21,502	19,791

Net Cash Used in Investing Activities	(114,378)	(78,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Bank Lines of Credit	(64,067)	37,166
Borrowings Under Private Placement	100,000	—
Principal Payments on Senior Notes	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	1,848	2,454
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	408	395
Payment of Dividends	(16,644)	(16,001)

Net Cash Provided by Financing Activities	9,545	12,014

Net Decrease in Cash	(338)	(691)
Cash Balance, beginning of period	990	1,187

Cash Balance, end of period	$652	$496

Interest Paid, during the period	$3,705	$4,530

Income Taxes Paid (Refunds Received), during the period	$(2,696)	$8,030

Dividends Accrued	$5,772	$5,435

Rental Equipment Acquisitions, not yet paid	$5,545	$10,592

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2011 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 25, 2011.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this update to have a significant impact on its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Weighted-average number of shares of common stock for calculating basic earnings per share	24,362	23,936	24,320	23,884
Effect of potentially dilutive securities from equity-based compensation	357	237	382	254

Weighted-average number of shares of common stock for calculating diluted earnings per share	24,719	24,173	24,702	24,138

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Options to purchase shares of common stock	1,175	1,359	1,168	1,349

NOTE 4. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $9.2 million and $18.3 million, during the three and nine months ended September 30, 2011, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company leased one operating facility and receives certain support services from companies controlled by the President of Adler Tank Rentals, LLC, which totaled $0.1 million and $0.2 million in the three and nine months ended September 30, 2011, respectively. Amounts due to the aforementioned related parties at September 30, 2011 totaled $0.4 million.

NOTE 5. NOTES PAYABLE

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Notes”) to the Purchaser. The Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. Proceeds from the offering were used to repay outstanding borrowings under the Company’s revolving credit facilities. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2011. During this period, the Company did not have any material subsequent events that require disclosure in these condensed consolidated financial statements.

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I — Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 — Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2011 and 2010 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,

2011
Rental Revenues	$59,689	$70,370	$42,049	$—	$172,108
Rental Related Services Revenues	17,886	2,273	8,457	—	28,616
Sales and Other Revenues	16,835	19,149	341	20,415	56,740
Total Revenues	94,410	91,792	50,847	20,415	257,464
Depreciation of Rental Equipment	10,306	28,561	5,927	—	44,794
Gross Profit	40,970	41,561	35,053	5,014	122,598
Selling and Administrative Expenses	24,027	18,966	11,704	2,587	57,284
Income from Operations	16,943	22,595	23,349	2,427	65,314
Interest Expense (Income) Allocation	2,935	1,544	1,174	(166)	5,487
Income before Provision for Income Taxes	14,008	21,051	22,175	2,593	59,827
Rental Equipment Acquisitions	27,556	47,454	45,846	—	120,856
Accounts Receivable, net (period end)	45,199	22,409	18,839	3,194	89,641
Rental Equipment, at cost (period end)	534,109	266,354	178,805	—	979,268
Rental Equipment, net book value (period end)	381,669	110,444	163,741	—	655,854
Utilization (period end) [2]	67.0%	66.3%	90.5%
Average Utilization [2]	67.1%	65.4%	86.4%

2010
Rental Revenues	$61,889	$60,083	$23,686	$—	$145,658
Rental Related Services Revenues	17,206	1,622	6,890	—	25,718
Sales and Other Revenues	15,487	15,607	122	8,865	40,081
Total Revenues	94,582	77,312	30,698	8,865	211,457
Depreciation of Rental Equipment	10,291	27,527	3,847	—	41,665
Gross Profit	41,126	30,631	18,404	2,199	92,360
Selling and Administrative Expenses	21,239	16,798	8,750	2,142	48,929
Income from Operations	19,887	13,833	9,654	57	43,431
Interest Expense (Income) Allocation	2,664	1,349	782	(148)	4,647
Income before Provision for Income Taxes	17,223	12,484	8,872	205	38,784
Rental Equipment Acquisitions	19,070	32,613	41,539	—	93,222
Accounts Receivable, net (period end)	49,721	19,865	13,267	6,059	88,912
Rental Equipment, at cost (period end)	514,597	250,063	122,382	—	887,042
Rental Equipment, net book value (period end)	370,971	101,157	115,021	—	587,149
Utilization (period end) [2]	67.4%	67.4%	77.4%
Average Utilization [2]	67.8%	66.1%	73.1%

1	Gross Enviroplex sales revenues were $20,512 and $9,150 for the nine months ended September 30, 2011 and 2010, respectively, which includes inter-segment sales to Mobile Modular of $97 and $285, respectively, which have been eliminated in consolidation.
2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and, for Mobile Modular and Adler Tanks, excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2011 and 2010. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under the federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011 (the “2010 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 2% of the Company’s total revenues in the nine months ended September 30, 2011. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the nine months ended September 30, 2011. TRS-Environmental commenced operations in 2008 and offers a wide variety of environmental monitoring, environmental sampling and field and safety supplies for rent, lease or purchase. In the nine months ended September 30, 2011, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 24%, 35%, 37% and 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 44%, 32%, 23% and 1% for the same period in 2010. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, planned programs to increase the number of classrooms, such as those that the Company provides, may be postponed or terminated. However, decreased expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. The Company believes that any future interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2010 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand for our modular classroom units to decline, which has resulted in a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

Revenues of TRS-RenTelco are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies primarily in the electronics, communications, aerospace and defense industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, as well as communication infrastructure installation and maintenance.

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”) and vacuum containers, dewatering containers and roll-off containers (collectively referred to as “boxes”). These tanks and boxes are rented to a broad range of industries and applications including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, heavy and commercial building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, as well as waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids. The liquid and solid containment tanks and boxes rental business was acquired through the acquisition of Adler Tank Rentals, LLC on December 11, 2008.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 78% and 81% of consolidated revenues in the nine months ended September 30, 2011 and 2010, respectively. Of the total rental operations revenues for the nine months ended September 30, 2011, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 39%, 36% and 25%, respectively, compared to 46%, 36% and 18%, respectively, in the same period of 2010. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2011 and 2010, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 22% and 19%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2011 and 2010, Mobile Modular and Enviroplex together comprised 66% and 61%, respectively, and TRS-RenTelco comprised 34% and 39%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2011 and 2010 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA

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

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes and the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non–GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2011	2010	2011	2010	2011	2010
Net Income	$15,355	$9,700	$36,375	$23,736	$49,118	$32,637
Provision for Income Taxes	9,900	6,149	23,452	15,048	30,975	20,016
Interest	2,051	1,632	5,487	4,647	7,026	6,230

Income from Operations	27,306	17,481	65,314	43,431	87,119	58,883
Depreciation and Amortization	17,110	15,681	49,746	46,269	66,054	61,788
Non-Cash Stock-Based Compensation	1,582	1,069	3,709	3,155	4,781	4,049

Adjusted EBITDA [1]	$45,998	$34,231	$118,769	$92,855	$157,954	$124,720

Adjusted EBITDA Margin [2]	44%	41%	46%	44%	47%	45%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(dollar amounts in thousands)	2011	2010	2011	2010	2011	2010
Adjusted EBITDA [1]	$45,998	$34,231	$118,769	$92,855	$157,954	$124,720
Interest Paid	(1,048)	(1,392)	(3,705)	(4,530)	(5,481)	(6,483)
Net Income Taxes (Paid) Refunds Received	(902)	(2,063)	2,696	(8,030)	1,384	(8,634)
Gain on Sale of Used Rental Equipment	(3,217)	(3,399)	(9,713)	(8,144)	(13,296)	(11,013)
Change in certain assets and liabilities:
Accounts Receivable, net	(10,811)	(19,501)	(13,153)	(18,315)	(730)	(11,263)
Income Taxes Receivable	—	72	6,131	5,147	1,103	5,147
Prepaid Expenses and Other Assets	8,712	141	(109)	(1,346)	1,536	(1,139)
Accounts Payable and Other Liabilities	(136)	3,504	1,938	1,076	3,186	2,844
Deferred Income	(5,550)	11,363	1,641	7,396	(6,710)	4,742

Net Cash Provided by Operating Activities	$33,046	$22,956	$104,495	$66,109	$138,946	$98,921

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA (as defined in the Credit facility and Note Purchase Agreement discussed below) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and 2.50 to 1 under the senior notes. At September 30, 2011, the actual ratio for the line of credit and the senior notes was 5.48 to 1 and 4.37 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA (as defined in the Credit Facility and Note Purchase Agreement discussed below) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At September 30, 2011, the actual ratio for the line of credit and the senior notes was 1.83 to 1.

At September 30, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

Recent Developments

On September 14, 2011, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.23 per common share for the quarter ended September 30, 2011, an increase of 2% over the prior year’s comparable quarter.

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Notes”) to the Purchaser. The Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. Proceeds from the offering were used to repay outstanding borrowings under the Company’s revolving credit facilities. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.

Results of Operations

Three Months Ended September 30, 2011 Compared to

Three Months Ended September 30, 2010

Overview

Consolidated revenues for the three months ended September 30, 2011 increased 26% to $105.0 million, from $83.2 million for the same period in 2010. Consolidated net income for the three months ended September 30, 2011 increased 58% to $15.4 million, from $9.7 million for the same period in 2010. Earnings per diluted share for the three months ended September 30, 2011 increased 55% to $0.62 from $0.40 for the same period in 2010.

For the three months ended September 30, 2011, on a consolidated basis:

•

Gross profit increased $13.3 million, or 39%, to $47.4 million, with an increase in the gross profit of Adler Tanks of $5.7 million, or 70%, primarily due to higher gross profit on rental revenues and an increase in TRS-RenTelco gross profit of $2.7 million, or 23%, primarily due to higher gross profit on rental and sales revenues. Enviroplex gross profit increased more than threefold from $1.0 million to $4.4 million, primarily due to higher sales revenues. Gross profit of Mobile Modular increased $1.5 million, or 11%, primarily due to higher gross profit on rental and sales revenues.

•

Selling and administrative expenses increased $3.5 million, or 21%, to $20.1 million from $16.6 million in the same period in 2010, primarily due to higher personnel, salary and employee benefit costs.

•	Interest expense increased 26% to $2.1 million, due to 21% higher net average interest rates (2.9% in 2011 compared to 2.4% in 2010) and higher average debt levels of the Company.

•

Pre-tax income contributions by Mobile Modular, TRS-RenTelco and Adler Tanks were 20%, 30% and 36%, respectively, compared to 30% and 38% and 31%, respectively, for the comparable 2010 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 14% compared to 1% in 2010.

•	Adjusted EBITDA increased 34% to $46.0 million, compared to $34.2 million in 2010.

Mobile Modular

For the three months ended September 30, 2011, Mobile Modular’s total revenues decreased $1.9 million to $35.3 million compared to the same period in 2010, primarily due to lower rental, rental related services and sales revenues. The revenue decrease, higher selling and administrative expenses and higher interest expense, offset by higher gross margin on rental, rental related services and sales revenues, resulted in a 5% increase in pre-tax income to $5.0 million for the three months ended September 30, 2011, from $4.8 million for the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/11 compared to Three Months Ended 9/30/10 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$20,123	$20,883	$(760)	-4%
Rental Related Services	6,565	6,947	(382)	-5%

Rental Operations	26,688	27,830	(1,142)	-4%
Sales	8,485	9,199	(714)	-8%
Other	109	127	(18)	-14%

Total Revenues	35,282	37,156	(1,874)	-5%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,457	3,439	18	1%
Rental Related Services	5,115	5,642	(527)	-9%
Other	5,873	7,672	(1,799)	-23%

Total Direct Costs of Rental Operations	14,445	16,753	(2,308)	-14%
Costs of Sales	6,296	7,352	(1,056)	-14%

Total Costs of Revenues	20,741	24,105	(3,364)	-14%

Gross Profit
Rental	10,793	9,772	1,021	10%
Rental Related Services	1,450	1,305	145	11%

Rental Operations	12,243	11,077	1,166	11%
Sales	2,189	1,847	342	19%
Other	109	127	(18)	-14%

Total Gross Profit	14,541	13,051	1,490	11%
Selling and Administrative Expenses	8,428	7,335	1,093	15%

Income from Operations	6,113	5,716	397	7%
Interest Expense Allocation	1,081	934	147	16%

Pre-tax Income	$5,032	$4,782	$250	5%

Other Information
Average Rental Equipment [1]	$506,130	$493,553	$12,557	3%
Average Rental Equipment on Rent	$339,594	$334,529	$5,065	2%
Average Monthly Total Yield [2]	1.33%	1.41%		-6%
Average Utilization [3]	67.1%	67.8%		-1%
Average Monthly Rental Rate [4]	1.98%	2.08%		-5%
Period End Rental Equipment [1]	$508,669	$495,333	$13,336	3%
Period End Utilization [3]	67.0%	67.4%		-1%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2011 increased 11%, to $14.5 million from $13.1 million for the same period in 2010. For the three months ended September 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.8 million, or 4%, primarily due to higher returns of classroom buildings compared to shipments in our education markets. This decrease was due to 5% lower average monthly rental rates, partly offset by a 2% increase in average rental equipment on rent in 2011. As a percentage of rental revenues, depreciation was 17% and 16% in 2011 and 2010, respectively, and other direct costs were 29% in 2011 compared to 37% in 2010, which resulted in gross margin percentages of 54% in 2011 and 47% in 2010. The higher rental margins, partly offset by lower rental revenues, resulted in gross profit on rental revenues increasing $1.0 million, or 10%, to $10.8 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.4 million, or 5%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to fewer services performed during the lease as compared to 2010. The higher gross margin percentage of 22% in 2011 compared to 19% in 2010, partly offset by lower revenues, resulted in rental related services gross profit increasing $0.1 million, or 11%, to $1.5 million in 2011.

•

Gross Profit on Sales – Sales revenues decreased $0.7 million, or 8%, compared to 2010. Higher gross margin percentage of 26% in 2011 compared with 20% in 2010, primarily due to higher margins on new building sales, partly offset by lower sales revenues resulted in gross profit on sales increasing 19% to $2.2 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2011, selling and administrative expenses increased 15%, to $8.4 million from $7.3 million in the same period in 2010, primarily as a result of increased investment in our portable storage growth initiative.

TRS-RenTelco

For the three months ended September 30, 2011, TRS-RenTelco’s total revenues increased $4.4 million, or 16%, to $31.7 million compared to the same period in 2010, primarily due to higher rental and sales revenues. Pre-tax income increased $1.6 million, or 26%, to $7.6 million for the three months ended September 30, 2011 from $6.0 million for the same period in 2010, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/11 compared to Three Months Ended 9/30/10 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$24,759	$21,764	$2,995	14%
Rental Related Services	871	583	288	49%

Rental Operations	25,630	22,347	3,283	15%
Sales	5,699	4,612	1,087	24%
Other	331	347	(16)	-5%

Total Revenues	31,660	27,306	4,354	16%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,725	9,197	528	6%
Rental Related Services	856	494	362	73%
Other	3,327	3,341	(14)	0%

Total Direct Costs of Rental Operations	13,908	13,032	876	7%
Costs of Sales	3,192	2,417	775	32%

Total Costs of Revenues	17,100	15,449	1,651	11%

Gross Profit
Rental	11,707	9,226	2,481	27%
Rental Related Services	15	89	(74)	-83%

Rental Operations	11,722	9,315	2,407	26%
Sales	2,507	2,195	312	14%
Other	331	347	(16)	-5%

Total Gross Profit	14,560	11,857	2,703	23%
Selling and Administrative Expenses	6,360	5,345	1,015	19%

Income from Operations	8,200	6,512	1,688	26%
Interest Expense Allocation	572	472	100	21%

Pre-tax Income	$7,628	$6,040	$1,588	26%

Other Information
Average Rental Equipment [1]	$264,980	$245,706	$19,274	8%
Average Rental Equipment on Rent	$173,439	$166,290	$7,149	4%
Average Monthly Total Yield [2]	3.11%	2.95%		6%
Average Utilization [3]	65.5%	67.7%		-3%
Average Monthly Rental Rate [4]	4.76%	4.36%		9%
Period End Rental Equipment [1]	$268,351	$248,247	$20,104	8%
Period End Utilization [3]	66.3%	67.4%		-2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2011 increased 23% to $14.6 million from $11.9 million for the same period in 2010. For the three months ended September 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.0 million, or 14%, with depreciation expense increasing $0.5 million, or 6%, and other direct costs were flat at $3.3 million, resulting in increased gross profit on rental revenues of $2.5 million, or 27%, to $11.7 million. As a percentage of rental revenues, depreciation was 39% in 2011 compared to 42% in 2010 and other direct costs were 14% in 2011 compared to 16% in 2010, which resulted in gross margin percentage of 47% in 2011 and 42% in 2010. The rental revenues increase was due to 9% higher average monthly rental rates and 4% higher average rental equipment on rent in 2011. The rental rate increase was primarily due to improved market conditions.

•

Gross Profit on Sales – Sales revenues increased 24% to $5.7 million in 2011 due to higher new and used equipment sales. Gross margin percentage was 44% in 2011, compared to 48% in 2010, due to lower margins on new and used equipment sales resulting in gross profit on sales increasing 14% to $2.5 million from $2.2 million in 2010. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2011, selling and administrative expenses increased 19%, to $6.4 million from $5.3 million in the same period in 2010, primarily due to increased salary and benefit costs.

Adler Tanks

For the three months ended September 30, 2011, Adler Tanks’ total revenues increased $6.6 million, or 51%, to $19.6 million compared to the same period in 2010, primarily due to higher rental revenues. The revenue increase, combined with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a $4.2 million increase in pre-tax income to $9.0 million for the three months ended September 30, 2011, compared to the same period in 2010.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Three Months Ended 9/30/11 compared to Three Months Ended 9/30/10 (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%
Revenues
Rental	$16,082	$10,027	$6,055	60%
Rental Related Services	3,301	2,871	430	15%

Rental Operations	19,383	12,898	6,485	50%
Sales	134	55	79	144%
Other	37	15	22	147%

Total Revenues	19,554	12,968	6,586	51%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	2,175	1,473	702	48%
Rental Related Services	2,350	2,199	151	7%
Other	1,074	1,084	(10)	-1%

Total Direct Costs of Rental Operations	5,599	4,756	843	18%
Costs of Sales	79	47	32	68%

Total Costs of Revenues	5,678	4,803	875	18%

Gross Profit
Rental	12,833	7,470	5,363	72%
Rental Related Services	951	672	279	42%

Rental Operations	13,784	8,142	5,642	69%
Sales	55	8	47	nm
Other	37	15	22	147%

Total Gross Profit	13,876	8,165	5,711	70%
Selling and Administrative Expenses	4,387	3,086	1,301	42%

Income from Operations	9,489	5,079	4,410	87%
Interest Expense Allocation	457	275	182	66%

Pre-tax Income	$9,032	$4,804	$4,228	88%

Other Information
Average Rental Equipment [1]	$164,415	$109,157	$55,258	51%
Average Rental Equipment on Rent	$144,728	$85,429	$59,299	69%
Average Monthly Total Yield [2]	3.26%	3.06%		7%
Average Utilization [3]	88.0%	78.3%		13%
Average Monthly Rental Rate [4]	3.70%	3.91%		-5%
Period End Rental Equipment [1]	$173,926	$116,987	$56,939	49%
Period End Utilization [3]	90.5%	77.4%		17%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2011 increased 70%, to $13.9 million from $8.2 million for the same period in 2010. For the three months ended September 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.1 million, or 60%, primarily due to the broad based growth across our market areas. As a percentage of rental revenues, depreciation was 13% and 14% in 2011 and 2010, respectively, and other direct costs were 7% in 2011 compared to 11% in 2010, which resulted in gross margin percentages of 80% in 2011 and 75% in 2010. The higher rental revenues, combined with higher rental margins, resulted in gross profit on rental revenues increasing $5.4 million, or 72%, to $12.8 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 15%, compared to 2010. The higher revenues and higher gross margin percentage of 29% in 2011 compared to 23% in 2010 resulted in rental related services gross profit increasing 42%, to $1.0 million from $0.7 million in 2010.

For the three months ended September 30, 2011, selling and administrative expenses increased 42%, to $4.4 million from $3.1 million in the same period in 2010 primarily due to higher personnel and benefit costs and bad debt expense.

Nine Months Ended September 30, 2011 Compared to

Nine Months Ended September 30, 2010

Overview

Consolidated revenues for the nine months ended September 30, 2011 increased 22%, to $257.5 million from $211.5 million for the same period in 2010. Consolidated net income for the nine months ended September 30, 2011 increased 53% to $36.4 million, from $23.7 million for the same period in 2010. Earnings per diluted share for the nine months ended September 30, 2011 increased 50% to $1.47 from $0.98 for the same period in 2010.

For the nine months ended September 30, 2011, on a consolidated basis:

•

Gross profit increased $30.2 million, or 33%, to $122.6 million from $92.4 million for the same period in 2010. Adler Tanks gross profit increased $16.6 million, or 90% to $35.1 million, primarily due to higher gross profit on rental revenues. TRS-RenTelco gross profit increased $10.9 million, or 36%, due to higher gross profit on rental and sales revenues. Enviroplex gross profit increased $2.8 million, or 128%, primarily due to $11.6 million higher sales revenues. Gross profit of Mobile Modular decreased $0.1 million due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues.

•

Selling and administrative expenses increased 17% to $57.3 million from $48.9 million for the same period in 2010, primarily due to higher personnel, salary and employee benefit costs and increased information technology licensing, consulting and maintenance expenses.

•

Interest expense increased $0.8 million, or 18%, to $5.5 million, primarily due to 12% higher average interest rates (2.7% in 2011 compared to 2.4% in 2010) and higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 24%, 35% and 37%, respectively, compared to 44%, 32% and 23%, respectively, for the comparable 2010 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 4% in 2011 compared to 1% in 2010.

•	Adjusted EBITDA increased $25.9 million, or 28%, to $118.8 million compared to $92.9 million in 2010.

Mobile Modular

For the nine months ended September 30, 2011, Mobile Modular’s total revenues decreased $0.2 million to $94.4 million compared to the same period in 2010, primarily due to lower rental revenues, partly offset by higher sales and rental related services revenues during the period. The revenue decrease, combined with higher selling and administrative expenses, and lower gross margin on rental related services, partly offset by higher gross margin on sales revenues, resulted in a 19% decrease in pre-tax income to $14.0 million for the nine months ended September 30, 2011, from $17.2 million for the same period in 2010.

The following table summarizes nine month results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/11 compared to Nine Months Ended 9/30/10 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%

Revenues
Rental	$59,689	$61,889	$(2,200)	-4%
Rental Related Services	17,886	17,206	680	4%

Rental Operations	77,575	79,095	(1,520)	-2%
Sales	16,521	15,142	1,379	9%
Other	314	345	(31)	-9%

Total Revenues	94,410	94,582	(172)	0%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,306	10,291	15	0%
Rental Related Services	13,788	12,900	888	7%
Other	17,263	18,503	(1,240)	-7%

Total Direct Costs of Rental Operations	41,357	41,694	(337)	0%
Costs of Sales	12,083	11,762	321	3%

Total Costs of Revenues	53,440	53,456	(16)	0%

Gross Profit
Rental	32,120	33,095	(975)	-3%
Rental Related Services	4,098	4,306	(208)	-5%

Rental Operations	36,218	37,401	(1,183)	-3%
Sales	4,438	3,380	1,058	31%
Other	314	345	(31)	-9%

Total Gross Profit	40,970	41,126	(156)	0%
Selling and Administrative Expenses	24,027	21,239	2,788	13%

Income from Operations	16,943	19,887	(2,944)	-15%
Interest Expense Allocation	2,935	2,664	271	10%

Pre-tax Income	$14,008	$17,223	$(3,215)	-19%

Other Information
Average Rental Equipment [1]	$501,323	$489,748	$11,575	2%
Average Rental Equipment on Rent	$336,468	$332,204	$4,264	1%
Average Monthly Total Yield [2]	1.32%	1.40%		-6%
Average Utilization [3]	67.1%	67.8%		-1%
Average Monthly Rental Rate [4]	1.97%	2.07%		-5%

Period End Rental Equipment [1]	$508,669	$495,333	$13,336	3%
Period End Utilization [3]	67.0%	67.4%		-1%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2011 decreased $0.1 million, to $41.0 million from $41.1 million for the same period in 2010. For the nine months ended September 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.2 million, or 4%, primarily due to higher returns of classroom buildings compared to shipments in our education markets. The rental revenues decrease was due to 5% lower average monthly rental rates, partly offset by 1% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2011 and 2010 and other direct costs were 29% in 2011 compared to 30% in 2010, which resulted in gross margin percentage of 54% in 2011 compared to 53% in 2010. The lower rental revenues, partly offset by higher rental margins, resulted in gross profit on rental revenues decreasing $1.0 million, or 3%, to $32.1 million from $33.1 million in 2010.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.7 million, or 4%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the mix of leases and associated service revenues within the initial lease term. The lower gross margin percentage of 23% in 2011 compared to 25% in 2010, partly offset by higher revenues, resulted in rental related services gross profit decreasing 5%, to $4.1 million from $4.3 million in 2010.

•

Gross Profit on Sales – Sales revenues increased $1.4 million, or 9%, compared to 2010. Higher sales revenues combined with higher gross margin percentage of 27% in 2011 compared with 22% in 2010, resulted in sales gross profit increasing 31%, to $4.4 million from $3.4 million in 2010. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding

For the nine months ended September 30, 2011, selling and administrative expenses increased $2.8 million, or 13%, to $24.0 million from $21.2 million in the same period in 2010, primarily as a result of increased investment in our portable storage growth initiative.

TRS-RenTelco

For the nine months ended September 30, 2011, TRS-RenTelco’s total revenues increased $14.5 million, or 19%, to $91.8 million compared to the same period in 2010, due to higher rental, rental related services and sales revenues. Pre-tax income increased 69% to $21.1 million for the nine months ended September 30, 2011 compared to $12.5 million for the same period in 2010, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes nine month results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/11 compared to Nine Months Ended 9/30/10 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%

Revenues
Rental	$70,370	$60,083	$10,287	17%
Rental Related Services	2,273	1,622	651	40%

Rental Operations	72,643	61,705	10,938	18%
Sales	18,033	14,446	3,587	25%
Other	1,116	1,161	(45)	-4%

Total Revenues	91,792	77,312	14,480	19%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	28,561	27,527	1,034	4%
Rental Related Services	2,014	1,454	560	39%
Other	9,902	9,337	565	6%

Total Direct Costs of Rental Operations	40,477	38,318	2,159	6%
Costs of Sales	9,754	8,363	1,391	17%

Total Costs of Revenues	50,231	46,681	3,550	8%

Gross Profit
Rental	31,907	23,219	8,688	37%
Rental Related Services	259	168	91	54%

Rental Operations	32,166	23,387	8,779	38%
Sales	8,279	6,083	2,196	36%
Other	1,116	1,161	(45)	-4%

Total Gross Profit	41,561	30,631	10,930	36%
Selling and Administrative Expenses	18,966	16,798	2,168	13%

Income from Operations	22,595	13,833	8,762	63%
Interest Expense Allocation	1,544	1,349	195	14%

Pre-tax Income	$21,051	$12,484	$8,567	69%

Other Information
Average Rental Equipment [1]	$257,593	$242,317	$15,276	6%
Average Rental Equipment on Rent	$168,379	$160,192	$8,187	5%
Average Monthly Total Yield [2]	3.04%	2.76%		10%
Average Utilization [3]	65.4%	66.1%		-1%
Average Monthly Rental Rate [4]	4.64%	4.17%		11%

Period End Rental Equipment [1]	$268,351	$248,247	$20,104	8%
Period End Utilization [3]	66.3%	67.4%		-2%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2011 increased 36% to $41.6 million from $30.6 million for the same period in 2010. For the nine months ended September 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $10.3 million, or 17%, with depreciation expenses increasing $1.0 million, or 4%, and other direct costs increasing $0.6 million, or 6%, resulting in increased gross profit on rental revenues of $8.7 million, or 37%, to $31.9 million. As a percentage of rental revenues, depreciation was 41% in 2011 compared to 46% in 2010 and other direct costs was 14% in 2011 and 15% in 2010, which resulted in gross margin percentage of 45% in 2011 and 39% in 2010. The rental revenues increase was due to 11% higher average monthly rental rates and 5% higher average rental equipment on rent compared to 2010.

•

Gross Profit on Sales – Sales revenues increased 25% to $18.0 million in 2011, compared to $14.4 million in 2010. Gross margin percentage was 46% in 2011, compared to 42% in 2010, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales increasing $2.2 million, or 36%, to $8.3 million from $6.1 million in 2010. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2011, selling and administrative expenses increased 13%, to $19.0 million from $16.8 million in the same period in 2010, primarily due to increased salary and benefit costs.

Adler Tanks

For the nine months ended September 30, 2011, Adler Tanks’ total revenues increased $20.1 million, or 66%, to $50.8 million compared to the same period in 2010, primarily due to higher rental and rental related services revenues during the period. The revenue increase and higher gross margin on rental revenues resulted in pre-tax income of $22.2 million for the nine months ended September 30, 2011, an increase of 150% compared to the pre-tax income for the same period in 2010.

The following table summarizes nine month results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/11 compared to Nine Months Ended 9/30/10 (Unaudited)

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2011	2010	$	%

Revenues
Rental	$42,049	$23,686	$18,363	78%
Rental Related Services	8,457	6,890	1,567	23%

Rental Operations	50,506	30,576	19,930	65%
Sales	237	82	155	190%
Other	104	40	64	160%

Total Revenues	50,847	30,698	20,149	66%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	5,927	3,847	2,080	54%
Rental Related Services	6,399	5,367	1,032	19%
Other	3,314	3,006	308	10%

Total Direct Costs of Rental Operations	15,640	12,220	3,420	28%
Costs of Sales	154	74	80	108%

Total Costs of Revenues	15,794	12,294	3,500	28%

Gross Profit
Rental	32,808	16,833	15,975	95%
Rental Related Services	2,058	1,523	535	35%

Rental Operations	34,866	18,356	16,510	90%
Sales	83	8	75	nm
Other	104	40	64	160%

Total Gross Profit	35,053	18,404	16,649	90%
Selling and Administrative Expenses	11,704	8,750	2,954	34%

Income from Operations	23,349	9,654	13,695	142%
Interest Expense Allocation	1,174	782	392	50%

Pre-tax Income	$22,175	$8,872	$13,303	150%

Other Information
Average Rental Equipment [1]	$148,939	$94,155	$54,784	58%
Average Rental Equipment on Rent	$128,721	$68,862	$59,859	87%
Average Monthly Total Yield [2]	3.14%	2.80%		12%
Average Utilization [3]	86.4%	73.1%		18%
Average Monthly Rental Rate [4]	3.63%	3.82%		-5%

Period End Rental Equipment [1]	$173,926	$116,987	$56,939	49%
Period End Utilization [3]	90.5%	77.4%		17%

1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2011 increased 90% to $35.1 million from $18.4 million for the same period in 2010. For the nine months ended September 30, 2011 compared to the same period in 2010:

•

Gross Profit on Rental Revenues – Rental revenues increased $18.4 million, or 78%, primarily due to the broad based growth across our market areas. As a percentage of rental revenues, depreciation was 14% and 16% in 2011 and 2010, respectively, and other direct costs were 8% in 2011 compared to 13% in 2010, which resulted in gross margin percentages of 78% in 2011 and 71% in 2010. The higher rental revenues, combined with higher rental margins resulted in gross profit on rental revenues increasing $16.0 million, or 95%, to $32.8 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.6 million, or 23%, compared to 2010. The higher revenues and higher gross margin percentage of 24% in 2011 compared to 22% in 2010 resulted in rental related services gross profit increasing 35%, to $2.1 million from $1.5 million in 2010.

For the nine months ended September 30, 2011, selling and administrative expenses increased 34%, to $11.7 million from $8.8 million in the same period in 2010, primarily due to higher personnel and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the nine months ended September 30, 2011 compared to the same period in 2010 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $104.5 million, an increase of 58% in 2011, compared to $66.1 million in 2010. The increase in net cash provided by operating activities was primarily attributable to increased deferred taxes in 2011 and other balance sheet changes, together with higher income from operations. The increased deferred taxes were primarily due to the impact of additional federal bonus depreciation deductions related to the Company’s capital expenditures in 2011.

Cash Flows from Investing Activities: Net cash used in investing activities was $114.4 million in 2011, compared to $78.8 million in 2010. The $35.6 million increase was primarily due to $27.3 million higher purchases of rental equipment of $120.7 million in 2011, compared to $93.4 million in 2010, primarily as a result of increased purchases at TRS-RenTelco and Adler Tanks to meet market demand, partly offset by $1.7 million higher proceeds from sale of used rental equipment. In addition, purchase of property, plant and equipment increased $10.0 million in 2011, primarily due to the acquisition of an operating facility in New Jersey, information technology projects and the expansion of the Company’s inventory center in Livermore, California.

Cash Flows from Financing Activities: Net cash provided by financing activities was $9.5 million in 2011, compared to $12.0 million in 2010. The $2.5 million change in net cash flows from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit. On April 21, 2011, the Company issued $100.0 million of 4.03% Senior Notes, the proceeds of which were used to repay outstanding borrowings under the Company’s bank lines of credit.

Revolving Lines of Credit

In May 2008, the Company entered into a credit facility with a syndicate of banks (the “Credit Facility”). The Credit Facility provides for a $350.0 million unsecured revolving credit facility and requires the Company to pay interest determined by reference to the Consolidated Leverage Ratio (as defined in the Credit Facility). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The Credit Facility matures on May 14, 2013.

In September 2008, the Company entered into a Credit Facility Letter Agreement with Union Bank, N.A. and a Credit Line Note in favor of Union Bank, N.A., extending its $5.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 14, 2013, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services.

At September 30, 2011, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $189.6 million was outstanding, and had capacity to borrow up to an additional $165.4 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At September 30, 2011, the actual ratio was 5.48 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At September 30, 2011, the actual ratio was 2.90 to 1.

•

Permit the Consolidated Leverage Ratio (as defined in the Credit Facility) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At September 30, 2011, the actual ratio was 1.83 to 1.

At September 30, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2011, the actual ratio was 4.37 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At September 30, 2011, the actual ratio was 1.83 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At September 30, 2011, such sum was $239.7 million and the actual tangible net worth of the Company was $318.3 million.

At September 30, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60 million of 5.08% senior notes due in 2011. The final principal payments of $12.0 million was made in June 2011, and the balance is zero as of September 30, 2011.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Repurchase

The Company has in the past made purchases of shares of its common stock from time to time on the Nasdaq and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock. In connection with this authorization, the Board of Directors terminated its previous share repurchase authorization announced on March 21, 2003. There were no repurchases of common stock during the nine months ended September 30, 2011 and September 30, 2010. As of September 30, 2011, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2010 Annual Report, except for the issuance of the 4.03% senior notes due in 2018 explained above.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2010 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2011, we had $40.2 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities will be reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations will increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay, based on the $189.6 million balance of variable rate debt outstanding at September 30, 2011. If interest rates rise in the future, and particularly, if they rise significantly, our income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of September 30, 2011 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida, a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. The recent economic recession has caused state and local budget shortfalls, which have reduced school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand for our products and services may decline, not grow as quickly as or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. Also, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback contract” refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of “piggyback” contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

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

As of September 30, 2011, 59% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2011	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer