Form 10-K
period 2011-12-31
MCGRATH RENTCORP
filed 2012-02-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number: (925) 606-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of June 30, 2011 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2011): $636,120,080.

As of February 29, 2012, 24,623,354 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2012 Annual Meeting of Shareholders to be held on June 6, 2012 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2011, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

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

The Company is a diversified business to business rental company with three rental divisions: relocatable modular buildings, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: (1) Mobile Modular Management Corporation (“Mobile Modular”), which includes our modular building rental division and our portable storage business (“Mobile Modular Portable Storage”); (2) our electronic test equipment rental division (‘TRS-RenTelco”), which also includes our environmental test equipment rental business (“TRS-Environmental”); (3) Adler Tank Rentals, LLC, our wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) Enviroplex, Inc., our wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). Mobile Modular Portable Storage and TRS-Environmental each represent less than 2% of the Company’s 2011 total revenues.

No single customer has accounted for more than 10% of the Company’s total revenues generated in any given year. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets in all years presented.

Business Model

The Company invests capital in rental products and generally has recovered its original investment through rents less operating expenses in a relatively short period of time compared to the product’s rental life. When the Company’s rental products are sold, the proceeds generally have covered a high percentage of the original investment. With these characteristics, a significant base of rental assets on rent generate a considerable amount of operating cash flows to support continued rental asset growth. The Company’s rental products have the following characteristics:

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

•

All of the Company’s rental products have long useful lives relative to the typical rental term. Modulars have an estimated life of eighteen years compared to the typical rental term of twelve to twenty-four months, electronic test equipment has an estimated life range of one to eight years (depending on the type of product) compared to a typical rental term of one to six months, and liquid and solid containment tanks and boxes have an estimated life of twenty years compared to typical rental terms of one to six months.

•

We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental inventory. For modulars the original investment is recovered in approximately six years, and in approximately three years for both electronic test equipment and liquid and solid containment tanks and boxes.

•

When a product is sold from our rental inventory, a significant portion of the original investment is usually recovered. Effective asset management is a critical element to each of the rental businesses and the residuals realized when product is sold from inventory. Modular asset management requires designing and building the product for a long life, coupled with ongoing repair and maintenance investments, to ensure its long useful rental life and generally higher residuals upon sale. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand and, once invested, proactively managing the equipment at the model level for optimum utilization through its technology life cycle to maximize the rental revenues and residuals realized. Liquid and solid containment tanks and boxes asset management requires selecting and purchasing quality product and making ongoing repair and maintenance investments to ensure its long rental life.

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profits on rents are the best measures of the health of each of our rental businesses. Additionally, we believe our business model and results are enhanced with operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronic test equipment, as well as shared senior management and back office functions for financing, human resources, insurance, and operating and accounting systems.

Employees

As of December 31, 2011, the Company had 742 employees, of whom 66 were primarily administrative and executive personnel, with 378, 153, 84 and 61 in the operations of Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

We make the Company’s Securities and Exchange Commission (“SEC”) filings available, free of charge, at our website www.mgrc.com. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the

SEC. Information included on our web site is not incorporated by reference to this Form 10-K. Furthermore, all reports the Company files with the SEC are available, free of charge, through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

We also have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained free of charge at our website www.mgrc.com.

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities, office space, and for a variety of other purposes and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular complexes. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Units are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of our principal suppliers are affiliated with the Company. During 2011, Mobile Modular purchased 29% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from two regional sales and inventory centers in California, one in Texas, and one in Florida, serving large geographic areas in these states, and sales offices serving North Carolina, Georgia, Maryland, Virginia and Washington, D.C. The California, Texas and Florida regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 12 years old with sale proceeds above its net book value.

Competitive Strengths

Market Leadership—The Company believes Mobile Modular is the largest supplier in California, and a significant supplier in Florida and Texas, of modular educational facilities for rental to both public and private schools. Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where Mobile Modular operates, which enables Mobile Modular to meet its customers’ specific project requirements.

Expertise—The Company believes that over the more than 30 years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

Operating Structure—Part of the Company’s strategy for Mobile Modular is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. Mobile Modular achieves this by building regional sales and inventory centers designed to serve a broad geographic area and a large installed customer base under a single overhead structure, thereby reducing its cost per transaction. The Company’s regional facilities and related infrastructure enable Mobile Modular to maximize its modular inventory utilization through efficient and cost effective in-house repair, maintenance and refurbishment for quick redeployment of equipment to meet its customers’ needs.

Asset Management—The Company believes Mobile Modular markets high quality, well-constructed and attractive modulars. Mobile Modular requires manufacturers to build to its specifications, which enables Mobile Modular to maintain a standardized quality fleet. In addition, through its ongoing repair, refurbishment and maintenance programs, the Company believes Mobile Modular’s buildings are the best maintained in the industry. The Company depreciates its modular buildings over an 18 year estimated useful life to a 50% residual value. Older buildings continue to be productive primarily because of Mobile Modular’s focus on ongoing fleet maintenance. Also, as a result of Mobile Modular’s maintenance programs, when a modular unit is sold, a high percentage of the equipment’s capitalized cost is recovered. In addition, the fleet’s utilization is regionally optimized by managing inventory through estimates of market demand, fulfillment of current rental and sale order activity, modular returns and capital purchases.

Customer Service—The Company believes the modular rental industry to be service intensive and locally based. The Company strives to provide excellent service by meeting its commitments to its customers, being proactive in resolving project issues and seeking to continuously improve the customers’ experience. Mobile Modular is committed to offering quick response to requests for information, providing experienced assistance, on time delivery and preventative maintenance of its units. Mobile Modular’s goal is to continuously improve its procedures, processes and computer systems to enhance internal operational efficiency. The Company believes this dedication to customer service results in high levels of customer loyalty and repeat business.

Market

Management estimates renting relocatable modular buildings is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $4.0 billion. Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C. Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate offices, and California, Texas and Florida regional sales and inventory center offices are housed in various sizes of modular units.

Since most of Mobile Modular’s customer requirements are to fill temporary space needs, Mobile Modular’s marketing emphasis is on rentals rather than sales. Mobile Modular attracts customers through its website at www.mobilemodularrents.com, internet advertising and direct mail. Customers are encouraged to visit a regional sales and inventory center to view different models on display and to see a regional office, which is a working example of a modular application.

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

Rentals

Rental periods range from one month to several years with a typical initial contract term between twelve and twenty-four months. In general, monthly rental rates are determined by a number of factors including length of term, market demand, product availability and product type. Upon expiration of the initial term, or any extensions, rental rates are reviewed, and when appropriate, are adjusted based on current market conditions. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms management believes to be attractive to Mobile Modular.

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

At December 31, 2011, Mobile Modular owned 35,639 new or previously rented modulars and portable storage containers with an aggregate cost of $539.1 million including accessories, or an average cost per unit of $15,100. Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2011, fleet utilization was 67.3% and average fleet utilization during 2011 was 67.1%. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 2% of the Company’s 2011 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits turnover of older units. During 2011 Mobile Modular’s largest sale represented approximately 14% of Mobile Modular’s sales, 4% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms, Williams Scotsman International, Inc. and Modspace, Inc., are engaged in the rental of modulars, have many offices throughout the country and we believe may have greater financial resources than Mobile Modular. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, Texas, Florida, North Carolina, Georgia, Virginia, Maryland and Washington, D.C. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

Classroom Rentals and Sales to Public Schools (K-12)

Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. Mobile Modular rents and sells classrooms in California, Florida, Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C. Enviroplex sells classrooms in the California market. California is Mobile Modular’s largest educational market. Historically, demand in this market has been fueled by shifting and fluctuating student populations, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities and the phasing out of portable classrooms no longer compliant with current building codes. The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years, that rentals and sales to these schools constitute:

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2011	2010	2009	2008	2007
Modular Rental Revenues (Mobile Modular)	44%	48%	51%	51%	50%
Modular Sales Revenues (Mobile Modular & Enviroplex)	33%	54%	64%	60%	59%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	40%	49%	54%	54%	53%
Consolidated Rental and Sales Revenues[1]	16%	22%	28%	30%	30%
1. Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

School Facility Funding

Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, operating budgets, developer fees, various taxes including parcel and sales taxes levied to support school operating budgets, and lottery funds. The Company has experienced interruption in the passage of facility bonds, contraction or elimination of class size reduction programs, a lack of fiscal funding, and a significant reduction of funding from other sources to public schools that has had a material adverse effect on both rental and sales revenues of the Company.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located in Grapevine, Texas (the Dallas facility) and Dollard-des-Ormeaux, Canada (the Montreal facility). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2011, the original cost of electronic test equipment inventory was comprised of 63% general-purpose electronic test equipment, 34% communications electronic test equipment and 3% environmental test equipment.

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

Expertise—The Company believes that its knowledge of products, technology and applications expertise provides it with a competitive advantage over others in the industry. Customer requirements are supported by application engineers and technicians that are knowledgeable about the equipment’s uses to ensure the right equipment is selected to meet the customer’s needs. This knowledge can be attributed to the experience of TRS-RenTelco’s management, sales and operational teams.

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

Market

Renting electronic test equipment is a market which we estimate has equipment on rent worldwide or available for rent with an aggregate original cost in excess of $1 billion. There is a broad customer base for the rental of such instruments, including aerospace, communications, defense, electrical contractor, electronics, industrial, installer contractor, network systems, research and environmental companies.

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

Rentals

TRS-RenTelco rents electronic test equipment typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer. Monthly rental rates typically are between 2% and 10% of the current manufacturers’ list price. TRS-RenTelco depreciates its equipment over 1 to 8 years with no residual value.

At December 31, 2011, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $258.6 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 67.1% as of December 31, 2011 and averaged 66.0% during the year. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s 2011 total revenues.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. In 2011, approximately 20% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2011 represented approximately 4.0% of electronic test equipment sales, 1.5% of the Company’s consolidated sales and 0.3% of consolidated revenues.

Seasonality

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

LIQUID AND SOLID CONTAINMENT TANKS AND BOXES

Description

Adler Tanks’ rental inventory is comprised of tanks and boxes used for various containment solutions to store hazardous and non-hazardous liquids and solids in applications such as: oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services. The tanks and boxes are comprised of the following products:

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

Expertise and Customer Service—The Company believes that Adler Tanks has highly experienced operating management and branch employees. Adler Tanks employees are knowledgeable about the operation of its rental equipment and customer applications. Adler Tanks believes that it provides a superior level of customer service due to its strong relationship building skills and the quality of its responsiveness.

Asset Management—The Company believes that Adler Tanks markets a high quality, well constructed and well maintained rental product. The Company depreciates its tanks and boxes over a 20 year estimated useful life to 0% residual value. We believe that if maintained, older tanks and boxes will continue to produce similar rental rates as newer equipment. The fleet’s utilization is regionally optimized by understanding customer demand, expected returns and manufacturer’s production capacity.

Market

Renting liquid and solid containment equipment in the U.S. is a market which we estimate has $1.4 billion of annual rental revenues. There are a large and diverse number of market segments including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services.

The tank and box rental products that Adler Tanks builds may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer. Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 79.8% at December 31, 2011 and averaged 86.2% during the year.

Seasonality

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

OPERATING SEGMENTS

For segment information regarding the Company’s four operating segments: Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, see “Note 12. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2011	2010	2009	2008	2007
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$79,969	$82,648	$92,331	$103,236	$100,541
Rental Related Services	24,063	22,947	25,174	31,484	32,982

Total Modular Rental Operations	104,032	105,595	117,505	134,720	133,523

Sales—Mobile Modular	20,152	20,685	25,201	25,796	29,349
Sales—Enviroplex	20,788	11,695	7,419	19,484	10,649

Total Modular Sales	40,940	32,380	32,621	45,280	39,998

Other	425	432	581	543	654

Total Modular Revenues	$145,397	$138,407	$150,706	$180,543	$174,175

Percentage of Rental Revenues	34.0%	41.2%	49.5%	52.3%	54.3%
Percentage of Total Revenues	42.4%	47.5%	54.7%	59.3%	62.1%
Rental Equipment, at cost (year-end)	$539,147	$514,548	$504,018	$503,678	$475,077
Rental Equipment, net book value (year-end)	$383,621	$369,195	$367,939	$376,606	$358,017
Number of Units (year-end)	35,639	32,644	29,074	28,373	27,151
Utilization (year-end)[1]	67.3%	67.2%	69.0%	81.0%	82.8%
Average Utilization[1]	67.1%	67.7%	73.4%	81.6%	82.3%
Average Rental Equipment, at cost[2]	$504,276	$491,364	$478,764	$461,848	$427,859
Annual Yield on Average Rental Equipment, at cost	15.9%	16.8%	19.3%	22.4%	23.5%
Gross Margin on Rental Revenues	55.3%	55.4%	64.8%	63.2%	64.5%
Gross Margin on Sales	26.3%	23.5%	24.2%	26.5%	27.5%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$95,694	$82,540	$75,500	$92,982	$84,776
Rental Related Services	3,133	2,240	1,970	2,024	1,731

Total Electronics Rental Operations	98,827	84,780	77,470	95,006	86,507
Sales	25,164	21,443	20,586	24,948	17,831
Other	1,324	1,539	2,048	1,308	2,210

Total Electronics Revenues	$125,315	$107,762	$100,104	$121,262	$106,548

Percentage of Rental Revenues	40.7%	41.1%	40.5%	47.1%	45.7%
Percentage of Total Revenues	36.6%	37.0%	36.2%	40.1%	37.9%
Rental Equipment, at cost (year-end)	$258,586	$250,125	$239,152	$255,778	$232,349
Rental Equipment, net book value (year-end)	$105,565	$98,444	$101,902	$129,573	$127,997
Utilization (year-end)[1]	67.1%	64.3%	63.1%	64.0%	69.3%
Average Utilization[1]	66.0%	66.0%	61.5%	68.1%	68.3%
Average Rental Equipment, at cost[3]	$258,995	$244,425	$247,743	$250,173	$209,546
Annual Yield on Average Rental Equipment, at cost	36.9%	33.8%	30.5%	37.2%	40.5%
Gross Margin on Rental Revenues	46.4%	39.9%	31.6%	40.3%	41.8%
Gross Margin on Sales	44.0%	40.9%	33.0%	33.8%	35.0%

Product Highlights (Continued)
(dollar amounts in thousands)	Year Ended December 31,
	2011	2010	2009	2008	2007

Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)[4]
Revenues
Rental	$59,243	$35,427	$18,611	$1,018	n/a
Rental Related Services	12,290	9,515	6,208	572	n/a

Total Tanks and Boxes Rental Operations	71,533	44,942	24,819	1,590	n/a
Sales	278	232	170	176	n/a
Other	147	57	34	—	n/a

Total Tanks and Boxes Revenues	$71,958	$45,231	$25,023	$1,766	n/a

Percentage of Rental Revenues	25.2%	17.7%	10.0%	0.5%	n/a
Percentage of Total Revenues	21.0%	15.5%	9.1%	0.6%	n/a
Rental Equipment, at cost (year-end)	$201,456	$133,095	$80,916	$46,288	n/a
Rental Equipment, net book value (year-end)	$183,960	$123,941	$77,397	$46,059	n/a
Utilization (year-end)[1]	79.8%	84.9%	67.6%	70.3%	n/a
Average Utilization[1]	86.2%	76.0%	62.9%	n/a	n/a
Average Rental Equipment, at cost[2]	$157,917	$101,263	$59,276	n/a	n/a
Annual Yield on Average Rental Equipment, at cost	37.5%	35.0%	31.4%	n/a	n/a
Gross Margin on Rental Revenues	78.0%	71.8%	66.4%	66.3%	n/a
Gross Margin on Sales	-13.4%	22.2%	2.9%	4.5%	n/a

Total Revenues	$342,670	$291,400	$275,833	$303,571	$280,723
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
4	Represents Adler Tanks’ results since its acquisition on December 11, 2008.

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

The effects of a recession and tightened credit markets in the U.S. and other countries may adversely impact our business and financial condition and may negatively impact our ability to access financing.

Demand for our rental products depends on continued industrial and business activity and state government funding. The effects of a U.S. recession and general global economic downturn may adversely affect our customers, including local school districts that are subject to budgetary constraints, which could result in decreased demand for the products we rent. Reduced demand for our rental products and deflation could increase price competition. This lowered demand and price pressure could have a material adverse effect on our revenue and profitability. In 2011 we experienced decreased demand and lower pricing in our California modular operations.

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

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner.

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

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use, to the extent available, a substantial portion of our credit facility. If we increase the amount borrowed against our available credit line, we would increase the risk of breaching the covenants under our credit facilities with our lenders. In addition, it would limit our ability to make other investments, or we may be required to seek additional debt or equity financing.

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

At December 31, 2011, we had $40.0 million of goodwill and intangible assets, net on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our modular, electronics and liquid and solid containment rental products have long useful lives and managing those assets is a critical element to each of our rental businesses. Generally, we design units and find manufacturers to build them to our specifications for our modulars and liquid and solid containment tanks and boxes. Modular asset management requires designing and building the product for a long life that anticipates the needs of our customers, including anticipating changes in legislation, regulations, building codes and local permitting in the various markets in which the Company operates. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand, including anticipating technological advances and changes in manufacturers’ selling prices. Liquid and solid containment asset management requires designing and building the product for a long life, using quality components and repairing and maintaining the products to prevent leaks. For each of our modular, electronic test equipment and liquid and solid containment assets, we must successfully maintain and repair this equipment cost-effectively to maximize the useful life of the products and the level of proceeds from the sale of such products.

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

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters. In particular, our headquarters, three operating facilities, and certain of our rental equipment are located in areas of California, with above average seismic activity and could be subject to a catastrophic loss caused by an earthquake. Our rental equipment and facilities in Texas, Florida, North Carolina and Georgia are located in areas subject to hurricanes and other tropical storms. In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance. We believe our insurance policies are adequate with the appropriate limits and deductibles to mitigate the potential loss exposure of our business. We do not have financial reserves for policy deductibles and we do have exclusions under our insurance policies that are customary for our industry, including earthquakes, flood and terrorism. If any of our facilities or a significant amount or our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could expose our operating results and cash flows to periodic fluctuations. Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay, based on the $196.5 million balance of variable rate debt outstanding at December 31, 2011. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as the organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, D.C., recent expansion into the portable storage and environmental test equipment businesses and our expansion into the liquid and solid containment business. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2011 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

SPECIFIC RISKS RELATED TO OUR RELOCATABLE MODULAR BUILDINGS BUSINESS SEGMENT:

Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has resulted in a reduction in our revenues and profitability.

Rentals and sales of modular buildings to public school districts for use as classrooms, restroom buildings, and administrative offices for K-12 represent a significant portion of Mobile Modular’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of facility bond measures and believe these are essential to our business.

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

As a consequence of the recent economic recession, many states and local governments have experienced large budget deficits resulting in severe budgetary constraints among public school districts. To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, an insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products. Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

Public policies that create demand for our products and services may change.

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida, a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades. The recent economic recession has caused state and local budget shortfalls, which have reduced school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

Building codes are generally reviewed every three years. All aspects of a given code are subject to change including, but not limited to, such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. These results could impact our existing modular equipment, and affect the future construction of our modular product.

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

As of December 31, 2011, 58% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2011, Mobile Modular purchased 29% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

Failure to properly design, manufacture, repair and maintain the modular product may result in impairment charges, potential litigation and reduction of our operating results and cash flows.

We estimate the useful life of the modular product to be 18 years with a residual value of 50%. However, proper design, manufacture, repairs and maintenance of the modular product during our ownership is required for the product to reach the estimated useful life of 18 years with a residual value of 50%. If we do not appropriately manage the design, manufacture, repair and maintenance of our modular product, or otherwise delay or defer such repair or maintenance, we may be required to incur impairment charges for equipment that is beyond economic repair or incur significant capital expenditures to acquire new modular product to serve demand. In addition, these failures may result in personal injury or property damage claims, including claims based on presence of mold, and termination of leases or contracts by customers. Costs of contract performance, potential litigation, and profits lost from termination could accordingly reduce our future operating results and cash flows.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to become shorter, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products and the introduction of new technologies, and we acquire equipment that will be marketable to our current and prospective customers. However, an economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes to our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges and may negatively impact operating results and cash flows.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue. Over time, we anticipate the amount of our international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political, economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, import/export and other trade compliance regulations, together with any unexpected changes in such regulations;

•	greater difficulty in our ability to recover rental equipment and obtain payment of the related trade receivables;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	difficulty with the integration of foreign operations;

•	longer payment cycles;

•	currency fluctuations; and

•	potential adverse tax consequences.

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

Our rental tanks and boxes are used by our customers to store non hazardous and certain hazardous liquids on the customer’s site. Our customers are generally responsible for proper operation of our tank and box rental equipment while on rent and returning a cleaned and undamaged container upon completion of use, but exceptions may be granted and we cannot always assure that these responsibilities are fully met in all cases. Although we require the customer to carry commercial general liability insurance in a minimum amount of $5,000,000, such policies often contain pollution exclusions and other exceptions. Furthermore, we cannot be sure our liability insurance will always be sufficient. In addition, if an accident were to occur involving our rental equipment or a spill of substances were to occur when the tank or box was in transport or on rent with our customer, a claim could be made against us as owner of the rental equipment.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity, which may also adversely affect our business.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

We believe that in recent years growing demand related to hydraulic fracturing has increased the total market size and accounted for approximately one third or more of total market rental revenue in 2011. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products.

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

The Company’s four business segments currently conduct operations from the following locations:

Mobile Modular—Four inventory centers, at which relocatable modular buildings are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area), Pasadena, Texas (Houston Area) and in Auburndale, Florida (Orlando Area). The inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product. The Company also has a modular sales office in Charlotte, North Carolina from which the states of North Carolina, Georgia, Virginia and Maryland are served.

TRS-RenTelco—Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area).

Adler Tanks—Adler Tanks is headquartered in South Plainfield, New Jersey and operates from branch offices serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. A number of our branch offices are leased and have remaining lease terms of one to three years, or are leased on a month to month basis. We believe satisfactory alternative properties can be found in all of our markets if we do not renew our existing leased properties.

Enviroplex—The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its facility in Stockton, California (San Francisco Bay Area).

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2011.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Mobile Modular
Livermore, California1, 2, [6]	137.2	7,680	53,440	61,120
Mira Loma, California[6]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[6]	122.5	8,400	95,902	104,302
Charlotte, North Carolina[7]	—	2,640	—	2,640
Lexington, North Carolina[8]	5.0	—	—	—
Perris, California[4]	6.0	—	—	—
San Diego, California[5]	2.5
Miami, Florida[4]	4.1
TRS-RenTelco
Grapevine, Texas[9]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[10]	—	12,500	—	12,500
Adler Tanks
South Plainfield, New Jersey	3.5	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076

	436.4	150,579	424,620	575,199

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices and modulars branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through June 2014.
3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2013 and 19,929 square feet are leased to a third party through September 2012.

4	This facility is leased on a month to month basis.
5	This facility is leased through August 2013.
6	Adler Tanks also operates out of this facility.
7	This facility is leased through November 2012.
8	This facility is leased through December 2012.
9	This facility is leased through November 2018.
10	This facility is leased through August 2012.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2011				2010
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$29.65	$29.08	$28.73	$28.24	$29.21	$24.95	$27.41	$25.33
Low	$22.31	$21.61	$24.61	$24.76	$23.29	$19.93	$20.89	$20.38
Close	$28.99	$23.79	$28.08	$27.27	$26.22	$23.96	$22.78	$24.23
Dividends Declared	$0.230	$0.230	$0.230	$0.230	$0.225	$0.225	$0.225	$0.225

As of February 29, 2012, the Company’s common stock was held by approximately 50 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2011 and 2010 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions as authorized by the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2011 and 2010. As of February 29, 2012, 2,000,000 shares remain authorized for repurchase under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2011 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8 Financial Statements and Supplementary Data and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation”.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Operations Data
Revenues
Rental	$234,906	$200,615	$186,442	$197,236	$185,317
Rental Related Services	39,486	34,702	33,352	34,080	34,713

Rental Operations	274,392	235,317	219,794	231,316	220,030
Sales	66,382	54,055	53,376	70,404	57,829
Other	1,896	2,028	2,663	1,851	2,864

Total Revenues	342,670	291,400	275,833	303,571	280,723

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	60,187	56,399	57,215	57,115	51,642
Rental Related Services	30,692	26,542	25,271	24,728	24,257
Other	39,859	40,007	33,147	36,661	33,363

Total Direct Costs of Rental Operations	130,738	122,948	115,633	118,504	109,262
Costs of Sales	45,141	37,637	38,695	49,917	40,591

Total Costs of Revenues	175,879	160,585	154,328	168,421	149,853

Gross Profit	166,791	130,815	121,505	135,150	130,870
Selling and Administrative Expenses	78,127	65,579	60,426	57,471	50,340

Income from Operations	88,664	65,236	61,079	77,679	80,530
Interest Expense	7,606	6,186	7,105	9,977	10,719

Income before Provision for Income Taxes	81,058	59,050	53,974	67,702	69,811
Provision for Income Taxes	31,456	22,571	20,649	26,498	27,337

Income before Minority Interest	49,602	36,479	33,325	41,204	42,474
Minority Interest in Income of Subsidiary	—	—	—	—	64

Net Income	$49,602	$36,479	$33,325	$41,204	$42,410

Earnings Per Share:
Basic	$2.04	$1.52	$1.40	$1.74	$1.68
Diluted	$2.00	$1.50	$1.40	$1.72	$1.67
Shares Used in Per Share Calculations:
Basic	24,349	23,944	23,745	23,740	25,231
Diluted	24,760	24,289	23,869	23,944	25,443

Balance Sheet Data (at period end)
Rental Equipment, at cost	$999,189	$897,768	$824,086	$805,744	$707,426
Rental Equipment, net	$673,146	$591,580	$550,220	$552,238	$486,014
Total Assets	$918,929	$813,562	$757,936	$784,497	$642,236
Notes Payable	$296,500	$265,640	$247,334	$305,500	$197,729
Shareholders’ Equity	$333,142	$294,977	$267,413	$249,880	$244,031
Shares Issued and Outstanding	24,576	24,235	23,795	23,709	24,578
Book Value Per Share	$13.56	$12.17	$11.24	$10.54	$9.93
Debt (Total Liabilities) to Equity	1.76	1.76	1.83	2.11	1.63
Debt (Notes Payable) to Equity	0.89	0.90	0.92	1.22	0.81
Return on Average Equity	16.0%	13.0%	12.7%	17.1%	17.2%
Cash Dividends Declared Per Common Share	$0.92	$0.90	$0.88	$0.80	$0.72

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”), the Company presents Adjusted EBITDA, which is defined by the Company as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP in the U.S. or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non—GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include stock-based compensation charges. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the Securities and Exchange Commission, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2011	2010	2009	2008	2007
Net Income	$49,602	$36,479	$33,325	$41,204	$42,410
Minority Interest in Income of Subsidiary[1]	—	—	—	—	64
Provision for Income Taxes	31,456	22,571	20,649	26,498	27,337
Interest Expense	7,606	6,186	7,105	9,977	10,719

Income from Operations	88,664	65,236	61,079	77,679	80,530
Depreciation and Amortization	67,395	62,577	63,130	60,416	54,002
Non-Cash Stock-Based Compensation	5,221	4,227	3,598	3,766	3,457

Adjusted EBITDA[2]	$161,280	$132,040	$127,807	$141,861	$137,989

Adjusted EBITDA Margin[3]	47%	45%	46%	47%	49%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2011	2010	2009	2008	2007
Adjusted EBITDA[2]	$161,280	$132,040	$127,807	$141,861	$137,989
Interest Paid	(6,877)	(6,306)	(7,412)	(10,073)	(10,718)
Net Income Taxes (Paid) Refunds Received	1,480	(9,342)	3,321	(4,581)	(14,424)
Gain on Sale of Used Rental Equipment	(12,444)	(11,728)	(10,892)	(11,185)	(10,027)
Change in certain assets and liabilities:
Accounts Receivable, net	(16,183)	(5,891)	15,510	(13,341)	(7,227)
Prepaid Expenses and Other Assets	(3,226)	296	4,079	(2,475)	(1,721)
Accounts Payable and Other Liabilities	4,004	2,483	(6,702)	(575)	(2,076)
Deferred Income	1,277	(954)	(3,311)	(893)	3,096

Net Cash Provided by Operating Activities	$129,311	$100,598	$122,400	$98,738	$94,892

1	In November of 2007, the Company purchased the remaining minority interest in Enviroplex, a classroom manufacturing business selling modular classrooms in California.
2	Adjusted EBITDA is defined as net income before minority interest in income of subsidiary, interest expense, provision for income taxes, depreciation, amortization, non-cash stock-based compensation and non-cash impairment charges.
3	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the consolidated fixed charge coverage ratio of Adjusted EBITDA (as defined) to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1. At December 31, 2011 the actual ratio for the line of credit and the senior notes was 5.45 to 1 and 4.35 to 1, respectively.

•

Permit the consolidated leverage ratio of funded debt to Adjusted EBITDA (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2011 the actual ratio was 1.84 to 1.

At December 31, 2011, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2011, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 24%, 36%, 38% and 2%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 43%, 33%, 24% and 0%, respectively, for 2010. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates the majority of its revenue from the rental of relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and other services negotiated as part of the lease agreement with the customer and related costs are recognized on a straight-line basis over the term of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customer. Sales revenues are less predictable and can fluctuate from period to period depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s rental life and when sold, sale proceeds are usually above its net book value. The Company’s growth in rental assets has been primarily funded through internal cash flow and conventional bank financing.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% of the Company’s total revenues in 2011 and total revenues for the three years ended December 31, 2011. Over the past three years modulars comprised approximately 45%, electronic test equipment comprised approximately 36% and tanks and boxes comprised approximately 19% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modular, electronic test equipment and tanks and boxes have comprised approximately 20% of the Company’s consolidated revenues in 2011 and over the last three years. During these three years, modulars comprised approximately 60% and electronics represented approximately 40% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 16%, 22% and 28% of the Company’s consolidated rental and sales revenues for 2011, 2010 and 2009, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Related Party Transactions

During the years ended December 31, 2011 and 2010, the Company acquired liquid and solid containment tanks totaling $30.3 million and $16.8 million, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, the Company leased two operating facilities and received certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.2 million and $0.6 million in 2011 and 2010, respectively. Amounts due to aforementioned related parties at December 31, 2011 and 2010 were $3.0 million and $0.5 million, respectively.

In December 2010, the Company purchased real property located in Deer Park, Texas used as an operating facility for Adler Tanks from a company controlled by the President of Adler Tanks. The purchase price was $2.7 million, which was paid in cash. At December 31, 2011, the Company no longer leased operating facilities from companies controlled by the President of Adler Tanks.

Recent Developments

In February 2012, the Company announced that its board of directors declared a cash dividend of $0.235 per common share for the quarter ended March 31, 2012, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years 2011–2009	Year Ended December 31,			2011 over 2010	2010 over 2009
		2011	2010	2009
Revenues
Rental	68%	69%	69%	68%	17%	8%
Rental Related Services	12	12	12	12	14	4

Rental Operations	80	81	81	80	17	7
Sales	19	19	19	19	23	1
Other	1	—	—	1	-7	-19

Total Revenues	100	100	100	100	18	6

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	19	18	19	21	7	-1
Rental Related Services	9	9	9	9	16	5
Other	13	11	14	12	—	21

Total Direct Costs of Rental Operations	41	38	42	42	6	6
Cost of Sales	13	13	13	14	20	-3

Total Costs	54	51	55	56	10	4

Gross Profit	46	49	45	44	28	8
Selling and Administrative	22	23	23	22	19	9

Income from Operations	24	26	22	22	36	7
Interest Expense	3	2	2	2	23	-13

Income before Provision for Income Taxes	21	24	20	20	37	9
Provision for Income Taxes	8	10	7	8	39	9

Net Income	13%	14%	13%	12%	36%	9%

Twelve Months Ended December 31, 2011 Compared to

Twelve Months Ended December 31, 2010

Overview

The Company’s total revenues in 2011 increased 18%, to $342.7 million from $291.4 million in 2010. The Company’s total net income in 2011 increased 36%, to $49.6 million, or $2.00 per diluted share, from $36.5 million, or $1.50 per diluted share, in 2010. The Company’s year over year total revenue increase was due to higher rental, rental related services and sales revenues as more fully described below.

For 2011 compared to 2010, on a consolidated basis,

•

Gross profit increased $36.0 million, or 28%, to $166.8 million, which was comprised of an increase in Adler Tanks’ gross profit of $21.9 million or 79% due to higher gross profit on rents and rental related services revenues, an increase in TRS-RenTelco’s gross profit of $13.6 million or 31% due to higher gross profit on rental and sales revenues and an increase in Enviroplex’s gross profit of $2.2 million primarily due to $9.1 million higher sales revenues, partly offset by a decrease in Mobile Modular’s gross profit of $1.7 million or 3% due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues.

•	Selling and administrative expenses increased $12.5 million, or 19% to $78.1 million, with the increase primarily due to increased personnel and employee benefit costs.

•

Interest expense increased $1.4 million, to $7.6 million from $6.2 million in 2010 primarily due to higher net average interest rates (2.7% in 2011 compared to 2.4% in 2010) and higher average debt levels of the Company.

•

Pretax income contributions were 39%, 36% and 23% by Adler Tanks, TRS-RenTelco and Mobile Modular, respectively, in 2011, compared to 24%, 33% and 43%, respectively, in 2010. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 2% in 2011 compared to less than one percent in 2010.

•

Provision for income taxes resulted in an effective tax rate of 38.8%, up from 38.2% in 2010. Looking forward, the Company estimates an effective tax rate of 39.2% in 2012, based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which could cause the Company’s effective tax rate to change.

•

Adjusted EBITDA increased $29.3 million, or 22%, to $161.3 million compared to $132.0 million in 2010. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 32.

Mobile Modular

For 2011, Mobile Modular’s total revenues decreased $2.1 million, or 2%, to $124.6 million compared to 2010, primarily due to lower rental and sales revenues, partly offset by higher rental related services revenues. The revenue decrease, together with lower gross margin on rental revenues, higher selling and administrative expenses and higher interest expense, resulted in a decrease in pre-tax income of $6.1 million, or 24%, to $19.0 million in 2011.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2011 compared to 2010
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Revenues
Rental	$79,969	$82,648	$(2,679)	-3%
Rental Related Services	24,063	22,947	1,116	5%

Rental Operations	104,032	105,595	(1,563)	-1%
Sales	20,152	20,685	(533)	-3%
Other	425	432	(7)	-2%

Total Revenues	124,609	126,712	(2,103)	-2%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	13,780	13,734	46	0%
Rental Related Services	18,835	17,156	1,679	10%
Other	21,940	23,087	(1,147)	-5%

Total Direct Costs of Rental Operations	54,555	53,977	578	1%
Costs of Sales	14,861	15,833	(972)	-6%

Total Costs of Revenues	69,416	69,810	(394)	-1%

Gross Profit
Rental	44,249	45,827	(1,578)	-3%
Rental Related Services	5,228	5,791	(563)	-10%

Rental Operations	49,477	51,618	(2,141)	-4%
Sales	5,291	4,852	439	9%
Other	425	432	(7)	-2%

Total Gross Profit	55,193	56,902	(1,709)	-3%
Selling and Administrative Expenses	32,131	28,309	3,822	13%

Income from Operations	23,062	28,593	(5,531)	-19%
Interest Expense Allocation	4,036	3,513	523	15%

Pre-tax Income	$19,026	$25,080	$(6,054)	-24%

Other Information
Average Rental Equipment[1]	$504,276	$491,364	$12,912	3%
Average Rental Equipment on Rent[1]	$338,546	$332,807	$5,739	2%
Average Monthly Total Yield[2]	1.32%	1.40%		-6%
Average Utilization[3]	67.1%	67.7%		-1%
Average Monthly Rental Rate[4]	1.97%	2.07%		-5%
Period End Rental Equipment[1]	$516,281	$496,653	$19,628	4%
Period End Utilization[3]	67.3%	67.2%		0%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2011 decreased $1.7 million to $55.2 million from $56.9 million in 2010. For the year ended December 31, 2011 compared to the year ended December 31, 2010:

•

Gross Profit on Rental Revenues—Mobile Modular’s rental revenues decreased $2.7 million, or 3%, compared to 2010, due to 5% lower average monthly rental rates, partly offset by 2% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2011 and 2010 and other direct costs were 28% in 2011 and 2010, which resulted in gross margin percentage of 55% in 2011 and 2010. The lower rental revenues, together with flat rental margins, resulted in gross profit on rental revenues decreasing $1.6 million, or 3%, to $44.2 million from $45.8 million in 2010.

•

Gross Profit on Rental Related Services—Mobile Modular’s rental related services revenues increased $1.1 million, or 5%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to changes in the mix of leases and the amortization of associated service revenues in 2011 as compared to 2010 and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues offset by lower gross margin percentage of 22% in 2011 compared to 25% in 2010 resulted in rental related services gross profit decreasing $0.6 million, or 10%, to $5.2 million from $5.8 million in 2010.

•

Gross Profit on Sales—Mobile Modular’s sales revenues decreased $0.5 million, or 3%, compared to 2010 and gross profit increased $0.4 million, or 9%, primarily due to higher gross margins on sales of new equipment in 2011. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2011, Mobile Modular’s selling and administrative expenses increased $3.8 million, or 13%, to $32.1 million from $28.3 million in 2010, primarily as a result of increased investment in our portable storage initiative.

TRS-RenTelco

For 2011, TRS-RenTelco’s total revenues increased $17.6 million, or 16%, to $125.3 million compared to 2010, primarily due to higher rental and sales revenues. Pre-tax income increased $9.7 million to $29.0 million for 2011 from $19.3 million for 2010, primarily due to higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2011 compared to 2010
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Revenues
Rental	$95,694	$82,540	$13,154	16%
Rental Related Services	3,133	2,240	893	40%

Rental Operations	98,827	84,780	14,047	17%
Sales	25,164	21,443	3,721	17%
Other	1,324	1,539	(215)	-14%

Total Revenues	125,315	107,762	17,553	16%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	38,039	37,017	1,022	3%
Rental Related Services	2,848	2,001	847	42%
Other	13,272	12,587	685	5%

Total Direct Costs of Rental Operations	54,159	51,605	2,554	5%
Costs of Sales	14,087	12,682	1,405	11%

Total Costs of Revenues	68,246	64,287	3,959	6%

Gross Profit
Rental	44,383	32,936	11,447	35%
Rental Related Services	285	239	46	19%

Rental Operations	44,668	33,175	11,493	35%
Sales	11,077	8,761	2,316	26%
Other	1,324	1,539	(215)	-14%

Total Gross Profit	57,069	43,475	13,594	31%
Selling and Administrative Expenses	25,921	22,421	3,500	16%

Income from Operations	31,148	21,054	10,094	48%
Interest Expense Allocation	2,124	1,791	333	19%

Pre-tax Income	$29,024	$19,263	$9,761	51%

Other Information
Average Rental Equipment[1]	$258,995	$244,425	$14,570	6%
Average Rental Equipment on Rent[1]	$171,034	$161,419	$9,615	6%
Average Monthly Total Yield[2]	3.08%	2.81%		10%
Average Utilization[3]	66.0%	66.0%		0%
Average Monthly Rental Rate[4]	4.66%	4.26%		9%
Period End Rental Equipment[1]	$258,439	$249,814	$8,625	3%
Period End Utilization[3]	67.1%	64.3%		4%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2011 increased 31% to $57.1 million from $43.5 million in 2010. For the year ended December 31, 2011 compared to the year ended December 31, 2010:

•

Gross Profit on Rental Revenues—TRS-RenTelco’s rental revenues increased $13.2 million, or 16%, with depreciation expense increasing $1.0 million, or 3%, and other direct costs increasing $0.7 million, or 5%, resulting in an increase of $11.4 million, or 35%, in gross profit on rental revenues to $44.4 million in 2011. As a percentage of rental revenues, depreciation was 40% in 2011 compared to 45% in 2010 and other direct costs was 14% in 2011 compared to 15% in 2010, which resulted in gross margin percentage of 46% in 2011 compared to 40% in 2010. The rental revenues increase was due to 9% higher average monthly rental rates and 6% higher average rental equipment on rent.

•

Gross Profit on Sales—TRS-RenTelco’s sales revenues increased $3.7 million, or 17%, compared to 2010. Gross margin percentage was 44% in 2011, compared to 41% in 2010, primarily due to higher gross margin on new and used equipment sales resulting in gross profit on sales increasing $2.3 million, or 26%, to $11.1 million from $8.8 million in 2010. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2011, TRS-RenTelco’s selling and administrative expenses increased $3.5 million, or 16%, to $25.9 million from $22.4 million in 2010, primarily due to increased salary and benefit costs.

Adler Tanks

For 2011, Adler Tanks’ total revenues increased $26.7 million, or 59%, to $72.0 million compared to 2010, primarily due to higher rental and rental related services revenues during 2011. The revenue increase and higher gross margin on rental and rental related services revenues resulted in a pre-tax income increase of $16.8 million to $31.3 million for the year ended December 31, 2011, an increase of 116% compared to the pre-tax income for the year ended December 31, 2010.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks—2011 compared to 2010
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Revenues
Rental	$59,243	$35,427	$23,816	67%
Rental Related Services	12,290	9,515	2,775	29%

Rental Operations	71,533	44,942	26,591	59%
Sales	278	232	46	20%
Other	147	57	90	158%

Total Revenues	71,958	45,231	26,727	59%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	8,368	5,648	2,720	48%
Rental Related Services	9,009	7,385	1,624	22%
Other	4,647	4,333	314	7%

Total Direct Costs of Rental Operations	22,024	17,366	4,658	27%
Costs of Sales	315	180	135	75%

Total Costs of Revenues	22,339	17,546	4,793	27%

Gross Profit (Loss)
Rental	46,228	25,446	20,782	82%
Rental Related Services	3,281	2,130	1,151	54%

Rental Operations	49,509	27,576	21,933	80%
Sales	(37)	52	(89)	-171%
Other	147	57	90	158%

Total Gross Profit	49,619	27,685	21,934	79%
Selling and Administrative Expenses	16,698	12,161	4,537	37%

Income from Operations	32,921	15,524	17,397	112%
Interest Expense Allocation	1,659	1,080	579	54%

Pre-tax Income	$31,262	$14,444	$16,818	116%

Other Information
Average Rental Equipment[1]	$157,917	$101,263	$56,654	56%
Average Rental Equipment on Rent[1]	$136,170	$76,949	$59,221	77%
Average Monthly Total Yield[2]	3.13%	2.92%		7%
Average Utilization[3]	86.2%	76.0%		13%
Average Monthly Rental Rate[4]	3.63%	3.84%		-5%
Period End Rental Equipment[1]	$193,854	$129,114	$64,740	50%
Period End Utilization[3]	79.8%	84.9%		-6%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Adler Tanks’ gross profit for 2011 increased $21.9 million, or 79%, to $49.6 million from $27.7 million for the same period in 2010. For the year ended December 31, 2011 compared to year ended December 31, 2010:

Gross Profit on Rental Revenues—Adler Tanks’ rental revenues increased $23.8 million, or 67%, primarily due to the broad based growth across our market areas. As a percentage of rental revenues, depreciation was 14% and 16% in 2011 and 2010, respectively, and other direct costs were 8% in 2011 compared to 13% in 2010, which resulted in gross margin percentages of 78% in 2011 and 71% in 2010. The higher rental revenues, combined with higher rental margins resulted in gross profit on rental revenues increasing $20.8 million, or 82%, to $46.2 million in 2010.

Gross Profit on Rental Related Services—Adler Tanks’ rental related services revenues increased $2.8 million, or 29%, compared to 2010. The higher revenues and higher gross margin percentage of 27% in 2011 compared to 22% in 2010 resulted in rental related services gross profit increasing $1.2 million or 54%, to $3.3 million from $2.1 million in 2010.

For 2011, Adler Tanks’ selling and administrative expenses increased 37%, to $16.7 million from $12.2 million in the same period in 2010 primarily due to higher personnel and benefit costs.

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

•

Adjusted EBITDA increased $4.2 million, or 3%, to $132.0 million compared to $127.8 million in 2009. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 32.

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

Mobile Modular—2010 compared to 2009
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues
Rental	$82,648	$92,331	$(9,683)	-10%
Rental Related Services	22,947	25,174	(2,227)	-9%

Rental Operations	105,595	117,505	(11,910)	-10%
Sales	20,685	25,201	(4,516)	-18%
Other	432	581	(149)	-26%

Total Revenues	126,712	143,287	(16,575)	-12%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	13,734	13,718	16	0%
Rental Related Services	17,156	18,676	(1,520)	-8%
Other	23,087	18,748	4,339	23%

Total Direct Costs of Rental Operations	53,977	51,142	2,835	5%
Costs of Sales	15,833	18,548	(2,715)	-15%

Total Costs of Revenues	69,810	69,690	120	0%

Gross Profit
Rental	45,827	59,865	(14,038)	-23%
Rental Related Services	5,791	6,498	(707)	-11%

Rental Operations	51,618	66,363	(14,745)	-22%
Sales	4,852	6,653	(1,801)	-27%
Other	432	581	(149)	-26%

Total Gross Profit	56,902	73,597	(16,695)	-23%
Selling and Administrative Expenses	28,309	27,308	1,001	4%

Income from Operations	28,593	46,289	(17,696)	-38%
Interest Expense Allocation	3,513	4,199	(686)	-16%

Pre-tax Income	$25,080	$42,090	(17,010)	-40%

Other Information
Average Rental Equipment[1]	$491,364	$478,764	$12,600	3%
Average Rental Equipment on Rent[1]	$332,807	$351,515	$(18,708)	-5%
Average Monthly Total Yield[2]	1.40%	1.61%		-13%
Average Utilization[3]	67.7%	73.4%		-8%
Average Monthly Rental Rate[4]	2.07%	2.19%		-5%
Period End Rental Equipment[1]	$496,653	$485,943	$10,710	2%
Period End Utilization[3]	67.2%	69.0%		-3%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

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

TRS-RenTelco—2010 compared to 2009
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues
Rental	$82,540	$75,500	$7,040	9%
Rental Related Services	2,240	1,970	270	14%

Rental Operations	84,780	77,470	7,310	9%
Sales	21,443	20,586	857	4%
Other	1,539	1,858	(319)	-17%

Total Revenues	107,762	99,914	7,848	8%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	37,017	$40,175	(3,158)	-8%
Rental Related Services	2,001	1,898	103	5%
Other	12,587	11,470	1,117	10%

Total Direct Costs of Rental Operations	51,605	53,543	(1,938)	-4%
Costs of Sales	12,682	13,798	(1,116)	-8%

Total Costs of Revenues	64,287	67,341	(3,054)	-4%

Gross Profit
Rental	32,936	23,855	9,081	38%
Rental Related Services	239	72	167	232%

Rental Operations	33,175	23,927	9,248	39%
Sales	8,761	6,788	1,973	29%
Other	1,539	1,858	(319)	-17%

Total Gross Profit	43,475	32,573	10,902	33%
Selling and Administrative Expenses	22,421	21,878	543	2%

Income from Operations	21,054	10,695	10,359	97%
Interest Expense Allocation	1,791	2,213	(422)	-19%

Pre-tax Income	$19,263	$8,482	$10,781	127%

Other Information
Average Rental Equipment[1]	$244,425	$247,743	$(3,318)	-1%
Average Rental Equipment on Rent[1]	$161,419	$152,234	$9,185	6%
Average Monthly Total Yield[2]	2.81%	2.54%		11%
Average Utilization[3]	66.0%	61.4%		8%
Average Monthly Rental Rate[4]	4.26%	4.13%		3%
Period End Rental Equipment[1]	$249,814	$238,934	$10,880	5%
Period End Utilization[3]	64.3%	63.1%		2%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

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

Adler Tanks—2010 compared to 2009
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues
Rental	$35,427	$18,611	$16,816	90%
Rental Related Services	9,515	6,208	3,307	53%

Rental Operations	44,942	24,819	20,123	81%
Sales	232	170	62	37%
Other	57	34	23	68%

Total Revenues	45,231	25,023	20,208	81%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	5,648	3,322	2,326	70%
Rental Related Services	7,385	4,697	2,688	57%
Other	4,333	2,929	1,404	48%

Total Direct Costs of Rental Operations	17,366	10,948	6,418	59%
Costs of Sales	180	165	15	9%

Total Costs of Revenues	17,546	11,113	6,433	58%

Gross Profit
Rental	25,446	12,360	13,086	106%
Rental Related Services	2,130	1,511	619	41%

Rental Operations	27,576	13,871	13,705	99%
Sales	52	5	47	nm
Other	57	34	23	68%

Total Gross Profit	27,685	13,910	13,775	99%
Selling and Administrative Expenses	12,161	8,566	3,595	42%

Income from Operations	15,524	5,344	10,180	190%
Interest Expense Allocation	1,080	893	187	21%

Pre-tax Income	$14,444	$4,451	$9,993	225%

Other Information
Average Rental Equipment[1]	$101,263	$59,276	$41,987	71%
Average Rental Equipment on Rent[1]	$76,949	$39,333	$37,616	96%
Average Monthly Total Yield[2]	2.92%	2.62%		11%
Average Utilization[3]	76.0%	66.4%		15%
Average Monthly Rental Rate[4]	3.84%	3.94%		-3%
Period End Rental Equipment[1]	$129,114	$74,867	$54,247	73%
Period End Utilization[3]	84.9%	71.2%		19%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2011 as compared to 2010 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $129.3 million for 2011, an increase of 29%, as compared to $100.6 million in 2010. The $28.7 million increase in net cash provided by operating activities was primarily due to higher income from operations, increased deferred taxes in 2011 and other balance sheet changes. The increased deferred taxes were primarily due to the impact of additional federal bonus depreciation deductions related to the Company’s capital expenditures in 2011.

Cash Flows from Investing Activities:    Net cash used in investing activities was $143.7 million for 2011 as compared to $106.2 million in 2010. The $37.5 million increase in net cash used in investing activities was primarily due to $32.2 million higher purchases of rental equipment of $154.9 million in 2011, compared to $122.7 million in 2010, primarily as a result of increased purchases at Adler Tanks and TRS-RenTelco to meet market demand. In addition, purchase of property, plant and equipment increased $5.1 million 2011, primarily due to acquisition of an operating facility in New Jersey, information technology projects and expansion of the Company’s inventory center in Livermore, California.

Cash Flows from Financing Activities:    Net cash provided by financing activities was $14.6 million in 2011as compared to $5.4 million in 2010. The $9.2 million change in net cash flow from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit. On April 21, 2011, the Company issued $100.0 million of 4.03% Senior Notes, the proceeds of which was used to repay outstanding borrowings under the Company’s bank lines of credit.

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

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2011	2010	2009
Cash Provided by Operating Activities	$129,311	$100,598	$122,400	$352,309
Proceeds from the Sale of Used Rental Equipment	28,453	28,694	29,255	86,402

Cash Available for Purchase of Rental Equipment	157,764	129,292	151,655	438,711
Purchases of Rental Equipment	(154,963)	(122,749)	(70,479)	(348,191)

Cash Available for Other Uses	$2,801	$6,543	$81,176	$90,520

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $17.2 million in 2011, $12.1 million in 2010, and $2.2 million in 2009, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $22.3 million, $21.4 million and $20.4 million in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2011, 2010 and 2009, the Company did not repurchase any of its common stock. As of February 29, 2012, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

Unsecured Revolving Lines of Credit

As the Company’s assets have grown, it has been able to negotiate increases in the borrowing limit under its general bank lines of credit. In May 2008, the Company entered into a credit facility with a syndicate of banks (the “Credit Facility”). The Credit Facility provides for a $350.0 million unsecured revolving credit facility and requires the Company to pay interest determined by reference to the Consolidated Leverage ratio (as defined in the Credit Facility). In addition, the Company pays a commitment fee on the daily unused portion of the available facility. The Credit Facility matures on May 14, 2013.

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

At December 31, 2011, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $196.5 million was outstanding and had capacity to borrow up to an additional $158.5 million. During the year ended December 31, 2011 the highest and average amounts outstanding under the Credit Facility were $262.5 million and $206.2 million, respectively. The Credit Facility contains financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1. At December 31, 2011 the actual ratio was 5.45 to 1.

•	Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1. At December 31, 2011 the actual ratio was 2.92 to 1.

•	Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2011 the actual ratio was 1.84 to 1.

At December 31, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2011, the actual ratio was 4.35 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2011, the actual ratio was 1.84 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2011, such sum was $246.1 million and the actual tangible net worth of the Company was $331.1 million.

At December 31, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. The final principal payment of $12.0 million was made in June 2011. There was no outstanding balance as of December 31, 2011.

Contractual Obligations and Commitments

At December 31, 2011, the Company’s material contractual obligations and commitments consist of outstanding borrowings under our credit facility expiring in 2013, outstanding amounts under our 4.03% senior notes due in 2018, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2011 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving Lines of Credit	$196,500	$—	$196,500	$—	$—
4.03% Senior Notes due in 2018	118,135	4,030	27,657	66,045	20,403
Operating Leases for Facilities	4,616	940	1,316	1,205	1,155

Total Contractual Obligations	$319,251	$4,970	$225,473	$67,250	$21,558

The Company believes that its needs for working capital and capital expenditures through 2012 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 63 for a more detailed presentation of the sources and uses of the Company’s cash.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting policies upon which its financial status depends. The Company determined its critical accounting policies by considering those policies that involve the most complex or subjective decisions or assessments. The Company has identified that its most critical accounting policies are those related to depreciation, maintenance and repair, impairment of rental equipment and impairment of goodwill and intangible assets. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

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

Impairment of goodwill and intangible assets—The Company assesses the carrying amount of its recorded goodwill and intangible assets annually or in interim periods if circumstances indicate an impairment may have occurred. The impairment review is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step process requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the evaluation consists of estimating the fair value of the reporting unit based on discounted cash flows using revenue and after tax profit estimates. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill and intangible assets. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill and intangible assets.

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

Off Balance Sheet Transactions

As of December 31, 2011, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03% senior notes due in 2018 and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2011. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value the Company’s 4.03% senior notes due in 2018 and the Company’s revolving lines of credit as of December 31, 2011.

(dollar amounts in thousands)	2012	2013	2014	2015	2016 and beyond	Total	Estimated Fair Value
Revolving Lines of Credit	$—	$196,500	$—	$—	$—	$196,500	$196,500
Weighted Average Interest Rate	2.22%	2.22%	—	—	—	2.22%
4.03% Senior Notes due in 2018	$—	$—	$20,000	$20,000	$60,000	$100,000	$106,201
Weighted Average Interest Rate	4.03%	4.03%	4.03%	4.03%	4.03%	4.03%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 2 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2011, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). McGrath RentCorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on McGrath RentCorp and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, McGrath RentCorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

San Francisco, California

February 29, 2012

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McGrath RentCorp and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

San Francisco, California

February 29, 2012

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
Assets
Cash	$1,229	$990
Accounts Receivable, net of allowance for doubtful accounts of $1,500 in 2011 and $1,700 in 2010	92,671	76,488
Income Taxes Receivable	—	6,131
Rental Equipment, at cost:
Relocatable Modular Buildings	539,147	514,548
Electronic Test Equipment	258,586	250,125
Liquid and Solid Containment Tanks and Boxes	201,456	133,095

	999,189	897,768
Less Accumulated Depreciation	(326,043)	(306,188)

Rental Equipment, net	673,146	591,580

Property, Plant and Equipment, net	94,702	83,861
Prepaid Expenses and Other Assets	17,170	13,944
Intangible Assets, net	12,311	12,868
Goodwill	27,700	27,700

Total Assets	$918,929	$813,562

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$296,500	$265,640
Accounts Payable and Accrued Liabilities	58,854	49,612
Deferred Income	25,067	23,790
Deferred Income Taxes, net	205,366	179,543

Total Liabilities	585,787	518,585

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common Stock, no par value — Authorized — 40,000 shares
Issued and Outstanding — 24,576 shares in 2011 and 24,235 shares in 2010	74,878	63,623
Retained Earnings	258,264	231,354

Total Shareholders’ Equity	333,142	294,977

Total Liabilities and Shareholders’ Equity	$918,929	$813,562

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Revenues
Rental	$234,906	$200,615	$186,442
Rental Related Services	39,486	34,702	33,352

Rental Operations	274,392	235,317	219,794
Sales	66,382	54,055	53,376
Other	1,896	2,028	2,663

Total Revenues	342,670	291,400	275,833

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	60,187	56,399	57,215
Rental Related Services	30,692	26,542	25,271
Other	39,859	40,007	33,147

Total Direct Costs of Rental Operations	130,738	122,948	115,633
Cost of Sales	45,141	37,637	38,695

Total Costs of Revenues	175,879	160,585	154,328

Gross Profit	166,791	130,815	121,505
Selling and Administrative Expenses	78,127	65,579	60,426

Income from Operations	88,664	65,236	61,079
Interest Expense	7,606	6,186	7,105

Income before Provision for Income Taxes	81,058	59,050	53,974
Provision for Income Taxes	31,456	22,571	20,649

Net Income	$49,602	$36,479	$33,325

Earnings Per Share:
Basic	$2.04	$1.52	$1.40
Diluted	$2.00	$1.50	$1.40
Shares Used in Per Share Calculations:
Basic	24,349	23,944	23,745
Diluted	24,760	24,289	23,869
Cash Dividends Declared Per Share	$0.92	$0.90	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2008	23,709	$45,754	$204,127	$249,881
Net Income	—	—	33,325	33,325
Non-Cash Stock-Based Compensation	—	3,598	—	3,598
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	86	1,098	—	1,098
Excess Tax Benefit from Equity Awards	—	419	—	419
Dividends Declared of $0.88 Per Share	—	—	(20,908)	(20,908)
Balance at December 31, 2009	23,795	50,869	216,544	267,413
Net Income	—	—	36,479	36,479
Non-Cash Stock-Based Compensation	—	4,227	—	4,227
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	440	7,506	—	7,506
Excess Tax Benefit from Equity Awards	—	1,021	—	1,021
Dividends Declared of $0.90 Per Share	—	—	(21,669)	(21,669)
Balance at December 31, 2010	24,235	63,623	231,354	294,977
Net Income	—	—	49,602	49,602
Non-Cash Stock-Based Compensation	—	5,221	—	5,221
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	341	5,054	—	5,054
Excess Tax Benefit from Equity Awards	—	980	—	980
Dividends Declared of $0.92 Per Share	—	—	(22,692)	(22,692)
Balance at December 31, 2011	24,576	$74,878	$258,264	$333,142

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$49,602	$36,479	$33,325
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	67,395	62,577	63,130
Provision for Doubtful Accounts	1,755	1,494	1,389
Non-Cash Stock-Based Compensation	5,221	4,227	3,598
Gain on Sale of Used Rental Equipment	(12,444)	(11,728)	(10,892)
Change In:
Accounts Receivable	(17,938)	(7,385)	14,121
Income Taxes Receivable	6,131	120	1,676
Prepaid Expenses and Other Assets	(3,226)	296	4,079
Accounts Payable and Accrued Liabilities	5,715	3,399	(6,595)
Deferred Income	1,277	(954)	(3,311)
Deferred Income Taxes	25,823	12,073	21,880

Net Cash Provided by Operating Activities	129,311	100,598	122,400

Cash Flows from Investing Activities:
Payments Related to Acquisition of Adler Tanks	—	(39)	(2,100)
Purchase of Rental Equipment	(154,963)	(122,749)	(70,479)
Purchase of Property, Plant and Equipment	(17,204)	(12,144)	(2,151)
Proceeds from Sale of Used Rental Equipment	28,453	28,694	29,255

Net Cash Used in Investing Activities	(143,714)	(106,238)	(45,475)

Cash Flows from Financing Activities:
Net Borrowings (Payments) Under Bank Lines of Credit	(57,140)	30,306	(46,166)
Borrowings Under Private Placement	100,000	—	—
Principal Payments on Senior Notes	(12,000)	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	5,054	7,506	1,098
Excess Tax Benefit from Equity Awards	980	1,021	419
Payment of Dividends	(22,252)	(21,390)	(20,414)

Net Cash Provided by (Used in) Financing Activities	14,642	5,443	(77,063)

Net Increase (Decrease) in Cash	239	(197)	(138)
Cash Balance, beginning of period	990	1,187	1,325

Cash Balance, end of period	$1,229	$990	$1,187

Interest Paid, during the period	$6,877	$6,306	$7,412

Income Taxes Paid (Refunds Received), net during the period	$(1,480)	$9,342	$(3,321)

Dividends Accrued	$5,952	$5,513	$5,235

Rental Equipment Acquisitions, not yet paid	$8,186	$5,388	$10,429

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS

McGrath RentCorp (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental products; relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: its modular building division (“Mobile Modular”), its electronic test equipment division (“TRS-RenTelco”), its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”) and its classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

Significant risks of rental equipment ownership are borne by the Company, which include, but are not limited to, uncertainties in the market for its products over the equipment’s useful life, use limitations for modular equipment related to updated building codes or legislative changes, technological obsolescence of electronic test equipment, changes in Federal and State laws regulating liquid and solid containment storage, environmental litigation and rental equipment deterioration. The Company believes it mitigates these risks by continuing advocacy and collaboration with governing agencies and legislative bodies for continuing use of its modular products, staying abreast of technology trends in order to make good buy-sell decisions of electronic test equipment, and ongoing investment in repair and maintenance programs to ensure all types of rental equipment are maintained in good operating condition.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp and its 100% owned subsidiaries: Mobile Modular Management Corporation, Enviroplex Inc, TRS-RenTelco Inc. and Adler Tank Rentals, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized as earned. Rental related services revenue is primarily associated with relocatable modular building leases and consists of billings to customers for modifications, delivery, installation, building, additional site-related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with customers and is recognized on a straight-line basis over the term of the lease. Revenues associated with liquid and solid containment solutions consists of billings for delivery, removal and cleaning of the tanks and boxes. These revenues are recognized in the period performed.

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

Depreciation of Rental Equipment

Rental equipment is depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. The costs of major refurbishment of relocatable modular buildings and portable storage containers are capitalized to the extent the refurbishment significantly adds value to, or extends the life of the equipment. Maintenance and repairs are expensed as incurred.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings	18 years, 50% residual value
Relocatable modular accessories	3 to 18 years, no residual value
Portable storage containers	25 years, 62.5% residual value
Electronic test equipment and accessories	1 to 8 years, no residual value
Liquid and solid containment tanks and boxes and accessories	10 to 20 years, no residual value

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site-related work, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease. Costs of rental related services associated with liquid and solid containment solutions consists of costs of delivery, removal and cleaning of the tanks and boxes. These costs are recognized in the period the service is performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment. Impairment losses, if any, are determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2011, 2010 and 2009.

Other Direct Costs of Rental Operations

Other direct costs of rental operations include direct labor, supplies, repairs, insurance, property taxes, license fees and certain modular lease costs charged to customers in the negotiated rental rate, which are recognized on a straight-line basis over the term of the lease.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes. Depreciation expense is included in “Selling and Administrative Expenses” in the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2011	2010
Land	Indefinite	$30,466	$28,151
Land Improvements	20 – 50	38,470	31,821
Buildings	30	18,853	17,508
Furniture, Office and Computer Equipment	3 – 10	24,942	17,347
Machinery and Service Equipment	5 – 20	13,000	8,686

		125,731	103,513
Less Accumulated Depreciation		(31,712)	(26,051)

		94,019	77,462
Construction In Progress		683	6,399

		$94,702	$83,861

Construction in progress at December 31, 2011 consisted primarily of costs related to information technology projects. Construction in progress at December 31, 2010 consisted primarily of $3.7 million related to information technology projects and $2.4 million related to the expansion of the inventory center in Livermore, California.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $2.1 million, $1.7 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Goodwill and intangible assets consists primarily of intangible assets of $39.9 million from the 2008 acquisition of Adler Tanks. Intangible assets related to customer relationships are amortized over eleven years. At December 31, 2011 and 2010, goodwill and trade name intangible assets which have indefinite lives totaled $33.4 million.

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

The impairment review is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its carrying value to determine if the goodwill and intangible assets are impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill and intangible assets.

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended 2011, 2010 or 2009. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2011	2010	2009
Weighted-average common stock for calculating basic earnings per share	24,349	23,944	23,745
Effect of potentially dilutive securities from equity-based compensation	411	345	124

Weighted-average common stock for calculating diluted earnings per share	24,760	24,289	23,869

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	1,131	1,066	2,436

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of Mobile Modular end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return of buildings, were $17.2 million at December 31, 2011 and $17.0 million at December 31, 2010. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2011	2010
Beginning Balance, January 1	$1,700	$1,700
Provision for doubtful accounts	1,755	1,494
Write-offs, net of recoveries	(1,955)	(1,494)

Ending Balance, December 31	$1,500	$1,700

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposits Insurance limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $107.0 million and $12.2 million compared to the recorded value of $100.0 million and $12.0 million as of December 31, 2011 and 2010, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2011, 2010 and 2009, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $5.2 million, $4.2 million and $3.6 million, before provision for income taxes, respectively. The Company recorded a tax benefit of approximately $2.0 million, $1.6 million and $1.4 million related to the aforementioned stock-based compensation expenses. For the years ended December 31, 2011, 2010 and 2009, the stock-based compensation expenses, net of taxes, reduced net income by $3.2 million, $2.6 million and $2.2 million, respectively or $0.13, $0.11, and $0.09 per diluted share for each period, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	5.0	5.2	5.0
Expected volatility	51.6%	51.2%	45.2%
Expected dividend yields	3.4%	3.8%	5.6%
Risk-free interest rates	2.0%	2.2%	2.0%

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

The weighted average grant date fair value per share was $9.68, $8.12 and $3.91 during the years ended 2011, 2010 and 2009, respectively.

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

Reclassifications

In order to conform to current year presentation, certain amounts were reclassified from Selling and Administrative expenses to Other Revenues. This reclassification had no impact on net income, earnings per share or operating cash flows.

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

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2011	2010
Gross minimum lease payments receivable	$2,612	$2,850
Less – unearned interest	(226)	(261)

Net investment in sales type lease receivables	$2,386	$2,589

As of December 31, 2011, the future minimum lease payments under non-cancelable sales-type leases to be received in 2012 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2012	$2,427
2013	170
2014	15
2015 and thereafter	—

Total minimum future lease payments	$2,612

NOTE 4.	NOTES PAYABLE

Notes Payable consists of the following:

(in thousands)	December 31,
	2011	2010
Unsecured Revolving Lines of Credit	$196,500	$253,640
4.03% Senior Notes due in 2018	100,000	—
5.08% Senior Notes due in 2011	—	12,000

	$296,500	$265,640

Unsecured Revolving Lines of Credit

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $196.5 million was outstanding, leaving capacity to borrow up to an additional $158.5 million. The Credit Facility contains financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 2.00 to 1. At December 31, 2011 the actual ratio was 5.45 to 1.

•	Permit the Consolidated Asset Coverage Ratio (as defined) as of the end of any fiscal quarter to be less than 1.50 to 1. At December 31, 2011 the actual ratio was 2.92 to 1.

•	Permit the Consolidated Leverage Ratio (as defined) at any time during any period of four consecutive quarters to be greater than 2.50 to1. At December 31, 2011 the actual ratio was 1.84 to 1.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2011	2010
Maximum amount outstanding	$262,461	$269,267
Average amount outstanding	$206,227	$243,542
Weighted average interest rate, during the period	2.22%	2.15%
Weighted average interest rate, end of period	1.79%	1.78%
Prime interest rate, end of period	3.25%	3.25%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2011, the actual ratio was 4.35 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At December 31, 2011, the actual ratio was 1.84 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2011, such sum was $246.1 million and the actual tangible net worth of the Company was $331.1 million.

At December 31, 2011, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.08% Senior Notes Due in 2011

In June 2004, the Company completed a private placement of $60.0 million of 5.08% senior notes due in 2011. The final principal payment of $12.0 million was made in June 2011. There was no outstanding balance as of December 31, 2011.

NOTE 5.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2011	2010	2009
Current	$5,741	$8,754	$(1,231)
Deferred	25,715	13,817	21,880

	$31,456	$22,571	$20,649

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	4.2	3.6
Other	(0.3)	(1.0)	(0.3)

	38.8%	38.2%	38.3%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2011	2010
Deferred Tax Liabilities:
Accelerated Depreciation	$238,912	$195,804
Prepaid Costs Currently Deductible	4,178	4,253
Deferred Revenues	—	830
Other	2,414	—

Total Deferred Tax Liabilities	245,504	200,887

Deferred Tax Assets:
Accrued Costs Not Yet Deductible	6,017	5,359
Allowance for Doubtful Accounts	582	661
Net Operating Loss Carry Forwards and Credits	25,495	8,248
Deferred Revenues	243	—
Stock Based Compensation	7,801	6,301
Other	—	775

Total Deferred Tax Assets	40,138	21,344

Deferred Income Taxes, net	$205,366	$179,543

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2011, 2010 and 2009 the Company obtained an excess tax benefit of $1.0 million, $1.0 million and $0.4 million respectively, from the exercise of non-qualified stock options and early dispositions of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

As of December 31, 2011, the Company’s federal net operating losses for tax return purposes were $59.9 million. If not utilized, these carry forwards will begin to expire in 2030. As of December 31, 2011, the Company had state and foreign tax credit carry forwards of $4.6 million, which will begin to expire in 2010, if not utilized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2011 and 2010. In addition, there have been no material changes in unrecognized benefits during 2011, 2010 and 2009.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. We are currently under examination by the California Franchise Tax Board for the 2007 and 2008 tax years. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2011, 2010 and 2009.

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

Stock Options

As of December 31, 2011, a cumulative total of 6,296,100 shares subject to options have been granted with exercise prices ranging from $11.26 to $34.28. Of these, options have been exercised for the purchase of 2,406,347 shares, while options for 803,734 shares have been terminated, and options for 3,086,019 shares remain outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of McGrath RentCorp’s non-employee advisors. As of December 31, 2011, 547,834 shares remain available for issuance of awards under the stock plans.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2011 are as follows:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	3,344,450	$22.80	3,504,319	$22.09	2,985,942	$23.35
Options granted during the year	160,600	27.41	282,000	23.72	680,000	15.62
Options exercised during the year	(309,447)	17.19	(422,069)	17.78	(86,823)	12.64
Options terminated during the year	(109,584)	25.01	(19,800)	22.03	(74,800)	23.29

Options outstanding at December 31,	3,086,019	23.52	3,344,450	22.80	3,504,319	22.09

Options exercisable at December 31,	2,306,159	24.43	2,148,100	23.91	2,011,869	23.30

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2011 and 2010 was $16.9 million and $11.4 million, respectively, and had a weighted average remaining contract life of 3.52 years and 4.33 years, respectively. The intrinsic value for options exercisable as of December 31, 2011 and 2010 was $10.5 million and $5.0 million, respectively, and had a weighted average remaining contract life of 3.22 years and 4.10 years, respectively. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $3.7 million, $3.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, determined as of the date of option exercise. As of December 31, 2011, there was approximately $4.6 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 1.30 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$10–15	95,000	1.31	$12.26	91,250	$12.28
15–20	525,850	3.79	15.62	240,850	15.62
20–25	1,304,169	3.55	21.71	951,519	21.57
25–30	677,000	4.43	29.10	568,340	29.75
30–35	484,000	2.21	31.38	454,200	31.35

10–35	3,086,019	3.51	23.52	2,306,159	24.43

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity of the Company’s restricted stock units for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested as of January 1,	110,200	$23.61	23,200	$15.62
Restricted stock granted during the year	125,800	27.99	106,200	23.91
Restricted stock vested during the year	(30,755)	23.91	(17,850)	15.62
Restricted stock forfeited during the year	(17,435)	25.36	(1,350)	15.62

Restricted stock unvested as of December 31,	187,810	26.33	110,200	23.61

Stock-based compensation expense for restricted stock for the year ended December 31, 2011 and 2010 was $2.6 million and $1.2 million, respectively. As of December 31, 2011, the total unrecognized compensation expense net of forfeitures related to unvested restricted stock awards not yet recognized was $3.9 million and is expected to be recognized over a period of 4.1 years.

Employee Stock Ownership Plan

In 1985, the Company established a non-leveraged Employee Stock Ownership Plan (“Plan”). Under the terms of the Plan, as amended, the Company makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. Employees of the Company are generally eligible to participate in the Plan on the January 1st, or July 1st, immediately following the completion of the minimum of 1,000 hours and twelve months of service. The amount of the contribution is determined annually by the Board of Directors. There was no contribution approved in 2011, 2010 or 2009. Contributions to the Plan are allocated to participants following a formula based upon years of service and covered compensation. Dividends paid to Plan participants are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the years ended December 31, 2011, 2010 and 2009, dividends deducted by the Company were $0.4 million, $0.5 million and $0.5 million, respectively, which resulted in a tax benefit of approximately $0.2 million each year. Plan shares outstanding at December 31, 2011 were 448,742, or 2% of total common shares outstanding, and are included in basic and diluted earnings per share calculations.

401(k) Plans

In 1995, McGrath RentCorp established a contributory retirement plan, the McGrath RentCorp 401(k) Plan, as amended, covering eligible employees of McGrath RentCorp with at least three months of service. The McGrath RentCorp 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. McGrath RentCorp, at its discretion, may make contributions. Contributions are expensed in the year approved by the Board of Directors. There was $1.1 million expensed in 2011, zero in 2010 and $0.9 million in 2009.

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $35,000 and $43,000 in 2011 and 2009, respectively. There was no matching contribution in 2010.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.	SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2011 and 2010. As of December 31, 2011, 2,000,000 shares remain authorized for repurchase under this authorization.

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

(in thousands)

Year Ended December 31,
2012	$940
2013	714
2014	603
2015	603
2016	603
Thereafter	1,155

$4,618

Rent expense was $2.4 million, $2.3 million and $1.6 million in 2011, 2010 and 2009, respectively.

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

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from January 1, 2010:

(in thousands)
Goodwill at January 1, 2010	$27,661
Acquisitions	—
Adjustments[1]	39

Goodwill at December 31, 2010	27,700
Acquisitions	—
Adjustments	—

Goodwill at December 31, 2011	$27,700
1 Represents working capital and acquisition costs adjustments associated with the Adler Tank acquisition.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2011	2010
Trade name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	8,814

		14,800	14,514
Less Accumulated Amortization		(2,489)	(1,646)

		$12,311	$12,868

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2011 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2012 through 2016 and thereafter.

NOTE 10.	– RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $30.3 million and $16.8 million, during the years ended December 31, 2011 and 2010, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, the Company leased two operating facilities and received certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.2 million and $0.6 million in 2011 and 2010, respectively. Amounts due to aforementioned related parties at December 31, 2011 and 2010 were $3.0 million and $0.5 million, respectively.

In December 2010, the Company purchased real property located in Deer Park, Texas used as an operating facility for Adler Tanks, from a company controlled by the President of Adler Tanks. The purchase price was $2.7 million which was paid in cash. At December 31, 2011, the Company no longer leased operating facilities from companies controlled by the President of Adler Tanks.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2011, 2010 and 2009, for the Company’s reportable segments is shown in the following table:

Segment Data	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2011
Rental Revenues	$79,969	$95,694	$59,243	$—	$234,906
Rental Related Services Revenues	24,063	3,133	12,290	—	39,486
Sales and Other Revenues	20,577	26,488	425	20,788	68,278
Total Revenues	124,609	125,315	71,958	20,788	342,670
Depreciation of Rental Equipment	13,780	38,039	8,368	—	60,187
Gross Profit	55,193	57,069	49,619	4,910	166,791
Interest Expense (Income) Allocation	4,036	2,124	1,659	(213)	7,606
Income before Provision for Income Taxes	19,026	29,024	31,262	1,746	81,058
Rental Equipment Acquisitions	33,824	55,302	68,628	—	157,754
Accounts Receivable, net (period end)	44,013	24,236	19,226	5,197	92,671
Rental Equipment, at cost (period end)	539,147	258,586	201,456	—	999,189
Rental Equipment, net book value (period end)	383,621	105,565	183,960	—	673,146
Utilization (period end)[2]	67.3%	67.1%	79.8%
Average Utilization[2]	67.1%	66.0%	86.2%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2010
Rental Revenues	$82,648	$82,540	$35,427	$—	$200,615
Rental Related Services Revenues	22,947	2,240	9,515	—	34,702
Sales and Other Revenues	21,117	22,982	289	11,695	56,083
Total Revenues	126,712	107,762	45,231	11,695	291,400
Depreciation of Rental Equipment	13,734	37,017	5,648	—	56,399
Gross Profit	56,902	43,449	27,685	2,753	130,789
Interest Expense (Income) Allocation	3,513	1,791	1,080	(198)	6,186
Income before Provision for Income Taxes	25,080	19,263	14,444	263	59,050
Rental Equipment Acquisitions	22,948	42,406	52,353	—	117,707
Accounts Receivable, net (period end)	39,041	20,620	14,751	2,076	76,488
Rental Equipment, at cost (period end)	514,548	250,125	133,095	—	897,768
Rental Equipment, net book value (period end)	369,195	98,444	123,941	—	591,580
Utilization (period end)[2]	67.2%	64.3%	84.9%
Average Utilization[2]	67.7%	66.0%	76.0%

2009
Rental Revenues	$92,331	$75,500	$18,611	$—	$186,442
Rental Related Services Revenues	25,174	1,970	6,208	—	33,352
Sales and Other Revenues	25,782	22,634	204	7,419	56,039
Total Revenues	143,287	100,104	25,023	7,419	275,833
Depreciation of Rental Equipment	13,718	40,175	3,322	—	57,215
Gross Profit	73,597	32,573	13,910	1,235	121,315
Interest Expense (Income) Allocation	4,199	2,213	893	(200)	7,105
Income (Loss) before Provision for Income Taxes	42,090	8,482	4,451	(1,049)	53,974
Rental Equipment Acquisitions	13,298	22,842	37,751	—	73,891
Accounts Receivable, net (period end)	41,165	20,578	7,313	1,541	70,597
Rental Equipment, at cost (period end)	504,018	239,152	80,916	—	824,086
Rental Equipment, net book value (period end) end)	367,939	101,902	77,397	—	547,238
Utilization (period end)[2]	69.0%	63.1%	67.6%
Average Utilization[2]	73.4%	61.4%	70.3%
1	Gross Enviroplex sales revenues were $20,884, $12,321 and $8,106 in 2010, 2009 and 2008, respectively, which includes inter-segment sales to Mobile Modular of $97, $626 and $687, which have been eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2011, 2010 and 2009. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2011 is summarized below:

(in thousands, except per share amounts)	2011
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$54,026	$57,118	$60,964	$62,798	$234,906
Total Revenues	72,973	79,530	104,961	85,206	342,670
Gross Profit	35,852	39,359	47,387	44,193	166,791
Income from Operations	17,294	20,714	27,306	23,350	88,664
Income Before Provision for Income Taxes	15,812	18,760	25,255	21,231	81,058
Net Income	9,614	11,406	15,355	13,227	49,602
Earnings Per Share:
Basic	$0.40	$0.47	$0.63	$0.54	$2.04
Diluted	$0.39	$0.46	$0.62	$0.53	$2.00
Dividends Declared Per Share	$0.23	$0.23	$0.23	$0.23	$0.92
Shares Used in Per Share Calculations:
Basic	24,258	24,340	24,362	24,431	24,349
Diluted	24,660	24,742	24,719	24,892	24,760
Balance Sheet Data
Rental Equipment, net	$608,115	$632,518	$655,854	$673,146	$673,146
Total Assets	832,032	866,700	895,144	918,929	918,929
Notes Payable	265,771	270,500	289,573	296,500	296,500
Shareholders’ Equity	300,976	309,322	320,410	333,142	333,142

	2010
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$45,133	$47,851	$52,674	$54,957	$200,615
Total Revenues	61,730	66,523	83,204	79,943	291,400
Gross Profit	27,782	30,528	34,050	38,455	130,815
Income from Operations	12,371	13,579	17,481	21,805	65,236
Income Before Provision for Income Taxes	10,862	12,073	15,849	20,266	59,050
Net Income	6,648	7,388	9,700	12,743	36,479
Earnings Per Share:
Basic	$0.28	$0.31	$0.41	$0.53	$1.52
Diluted	$0.28	$0.31	$0.40	$0.52	$1.50
Dividends Declared Per Share	$0.225	$0.225	$0.225	$0.225	$0.90
Shares Used in Per Share Calculations:
Basic	23,826	23,924	23,936	24,085	23,944
Diluted	24,075	24,201	24,173	24,500	24,289
Balance Sheet Data
Rental Equipment, net	$554,681	$571,810	$587,149	$591,580	$591,580
Total Assets	754,948	777,860	812,651	813,562	813,562
Notes Payable	242,047	263,500	272,500	265,640	265,640
Shareholders’ Equity	271,856	275,179	280,952	294,977	294,977

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2011, the Company converted to a new financial system, Oracle EBS, to help manage our business, to process transactions, and to record financial activity. We have adapted our processes and procedures to reflect our use of this new financial system which is an integral element of our internal control over financial reporting. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2012Annual Meeting of Shareholders to be held on June 6, 2012, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2012Annual Meeting of Shareholders to be held on June 6, 2012, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2012Annual Meeting of Shareholders to be held on June 6, 2012, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2012Annual Meeting of Shareholders to be held on June 6, 2012, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2012Annual Meeting of Shareholders to be held on June 6, 2012, which will be filed with the Securities and Exchange Commission no later than April 30, 2012.

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

Date: February 29, 2012	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director
(Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson	Director	February 29, 2012
WILLIAM J. DAWSON

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 29, 2012

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 29, 2012

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman Emeritus	February 29, 2012

/s/ M. Richard Smith M. RICHARD SMITH	Director	February 29, 2012

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 29, 2012

/s/ Ronald H. Zech RONALD H. ZECH	Chairman of the Board	February 29, 2012

Number	Description	Method of Filing
3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.
3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.
3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on July 26, 2010.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010(filed November 1, 2010), and incorporated herein by reference.
4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.
4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.
4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009), and incorporated herein by reference.
4.2	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.2	Amendment and Waiver to Credit Agreement dated March 11, 2011, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lenders and L/C Issuers, and the Other Lenders Party Thereto.	Filed as exhibit 10.7 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2011 (filed May 5, 2011), and incorporated herein by reference.
4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.
4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008), and incorporated herein by reference.
4.4	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., dated April 21, 2011.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2011), and incorporated herein by reference.

Number	Description	Method of Filing

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.5	Asset Purchase Agreement, dated as of November 26, 2008, by and between Abrams Rentals LLC, Adler Tank Rentals, LLC each of Steve Adler and Howard Werner, and the Company.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 12, 2008), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.