Form 10-Q
period 2012-03-31
MCGRATH RENTCORP
filed 2012-05-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

As of May 2, 2012, 24,761,334 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (collectively, “the Company”) as of March 31, 2012, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McGrath RentCorp and Subsidiaries as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Jose, California

May 3, 2012

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
REVENUES
Rental	$59,520	$54,026
Rental Related Services	10,665	8,492

Rental Operations	70,185	62,518
Sales	8,106	9,934
Other	638	585

Total Revenues	78,929	73,037

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	15,401	14,595
Rental Related Services	8,553	6,741
Other	10,440	9,540

Total Direct Costs of Rental Operations	34,394	30,876
Costs of Sales	4,700	6,245

Total Costs of Revenues	39,094	37,121

Gross Profit	39,835	35,916
Selling and Administrative Expenses	21,361	18,622

Income from Operations	18,474	17,294
Interest Expense	2,173	1,482

Income Before Provision for Income Taxes	16,301	15,812
Provision for Income Taxes	6,390	6,198

Net Income	$9,911	$9,614

Earnings Per Share:
Basic	$0.40	$0.40
Diluted	$0.39	$0.39
Shares Used in Per Share Calculation:
Basic	24,639	24,258
Diluted	25,183	24,660
Cash Dividends Declared Per Share	$0.235	$0.230

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands)	2012	2011
ASSETS
Cash	$365	$1,229
Accounts Receivable, net of allowance for doubtful accounts of $1,700 in 2012 and $1,500 in 2011	84,593	92,671
Rental Equipment, at cost:
Relocatable Modular Buildings	541,357	539,147
Electronic Test Equipment	262,845	258,586
Liquid and Solid Containment Tanks and Boxes	223,797	201,456

	1,027,999	999,189
Less Accumulated Depreciation	(334,422)	(326,043)

Rental Equipment, net	693,577	673,146

Property, Plant and Equipment, net	94,616	94,702
Prepaid Expenses and Other Assets	21,326	17,170
Intangible Assets, net	12,105	12,311
Goodwill	27,700	27,700

Total Assets	$934,282	$918,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$292,118	$296,500
Accounts Payable and Accrued Liabilities	63,327	58,854
Deferred Income	27,056	25,067
Deferred Income Taxes, net	209,928	205,366

Total Liabilities	592,429	585,787

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,748 shares in 2012 and 24,576 shares in 2011	79,649	74,878
Retained Earnings	262,204	258,264

Total Shareholders’ Equity	341,853	333,142

Total Liabilities and Shareholders’ Equity	$934,282	$918,929

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,911	$9,614
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,516	16,174
Provision for Doubtful Accounts	373	406
Non-Cash Stock-Based Compensation	994	1,024
Gain on Sale of Used Rental Equipment	(3,073)	(3,055)
Change In:
Accounts Receivable	7,705	1,159
Income Taxes Receivable	—	6,131
Prepaid Expenses and Other Assets	(4,156)	(2,943)
Accounts Payable and Accrued Liabilities	(339)	(2,373)
Deferred Income	1,989	4,521
Deferred Income Taxes	4,562	4,742

Net Cash Provided by Operating Activities	35,482	35,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(35,039)	(29,946)
Purchase of Property, Plant and Equipment	(1,823)	(6,972)
Proceeds from Sale of Used Rental Equipment	6,776	7,114

Net Cash Used in Investing Activities	(30,086)	(29,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	(4,382)	131
Proceeds from the Exercise of Stock Options	3,147	802
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	630	185
Payment of Dividends	(5,655)	(5,454)

Net Cash Used in Financing Activities	(6,260)	(4,336)

Net Increase (Decrease) in Cash	(864)	1,260
Cash Balance, beginning of period	1,229	990

Cash Balance, end of period	$365	$2,250

Interest Paid, during the period	$1,071	$1,335

Net Income Taxes Paid (Refunds Received), during the period	$1,199	$(5,067)

Dividends Accrued	$6,268	$5,590

Rental Equipment Acquisitions, not yet paid	$12,682	$10,631

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2012 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K filed with the SEC on February 29, 2012.

Comprehensive income is equivalent to net income for all periods presented.

In order to conform to current year presentation, certain amounts in 2011 were reclassified from selling and administrative expenses to other revenues. This reclassification had no impact on net income, earnings per share or operating cash flows.

NOTE 2. EARNINGS PER SHARE

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

	Three Months Ended March 31,
(in thousands)	2012	2011
Weighted-average number of shares of common stock for calculating basic earnings per share	24,639	24,258
Effect of potentially dilutive securities from equity-based compensation	544	402

Weighted-average number of shares of common stock for calculating diluted earnings per share	25,183	24,660

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2012	2011
Options to purchase shares of common stock	139	1,297

NOTE 3. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $13.8 million during the three months ended March 31, 2012, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company receives certain support services from a company controlled by the President of Adler Tank Rentals, LLC, which were insignificant in the three months ended March 31, 2012. Amounts due to related parties at March 31, 2012 totaled $2.1 million.

NOTE 4. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I — Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2011. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2012 and 2011 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,

2012
Rental Revenues	$19,891	$23,412	$16,217	$—	$59,520
Rental Related Services Revenues	6,120	829	3,716	—	10,665
Sales and Other Revenues	2,344	6,256	137	7	8,744
Total Revenues	28,355	30,497	20,070	7	78,929
Depreciation of Rental Equipment	3,474	9,284	2,643	—	15,401
Gross Profit (Loss)	12,481	14,054	13,306	(6)	39,835
Selling and Administrative Expenses	8,487	6,696	5,097	1,081	21,361
Income (Loss) from Operations	3,994	7,358	8,209	(1,087)	18,474
Interest Expense (Income) Allocation	1,103	578	531	(39)	2,173
Income (Loss) before Provision for Income Taxes	2,891	6,780	7,678	(1,048)	16,301
Rental Equipment Acquisitions	4,251	12,915	22,369	—	39,535
Accounts Receivable, net (period end)	40,895	21,785	18,752	3,161	84,593
Rental Equipment, at cost (period end)	541,357	262,845	223,797	—	1,027,999
Rental Equipment, net book value (period end)	382,930	106,982	203,665	—	693,577
Utilization (period end) [2]	65.7%	65.1%	72.9%
Average Utilization [2]	66.5%	65.5%	76.5%

2011
Rental Revenues	$19,775	$22,058	$12,193	$—	$54,026
Rental Related Services Revenues	5,540	617	2,335	—	8,492
Sales and Other Revenues	3,971	6,371	132	45	10,519
Total Revenues	29,286	29,046	14,660	45	73,037
Depreciation of Rental Equipment	3,419	9,391	1,785	—	14,595
Gross Profit	13,353	12,878	9,638	47	35,916
Selling and Administrative Expenses	7,757	6,398	3,604	863	18,622
Income (Loss) from Operations	5,596	6,480	6,034	(816)	17,294
Interest Expense (Income) Allocation	808	423	302	(51)	1,482
Income (Loss) before Provision for Income Taxes	4,788	6,057	5,732	(765)	15,812
Rental Equipment Acquisitions	6,438	16,056	12,695	—	35,189
Accounts Receivable, net (period end)	35,067	20,881	15,798	3,177	74,923
Rental Equipment, at cost (period end)	518,652	253,230	145,705	—	917,587
Rental Equipment, net book value (period end)	370,723	102,616	134,776	—	608,115
Utilization (period end) [2]	66.7%	66.2%	89.4%
Average Utilization [2]	66.8%	65.2%	86.0%

1.	Gross Enviroplex sales revenues were $7 and $45 for the three months ended March 31, 2012 and 2011, respectively. There were no inter-segment sales to Mobile Modular in these periods, which require elimination in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2012 and 2011. In addition, total foreign country customers and operations accounted for less than 10% of the Company’s revenues and long-lived assets for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012 (the “2011 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2011 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”).

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 3% of the Company’s total revenues in the three months ended March 31, 2012. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the three months ended March 31, 2012. TRS-Environmental commenced operations in 2008 and offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. In the three months ended March 31, 2012, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 18%, 41%, 47% and negative 6% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 30%, 38%, 36% and negative 4% for the same period in 2011. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

The Company generates its revenues primarily from the rental of its equipment on operating leases and from sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenues and certain other service revenues negotiated as part of lease agreements with customers and related costs are recognized on a straight-line basis over the terms of the leases. Sales revenues and related costs are recognized upon delivery and installation of the equipment to customers. Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds usually recover a high percentage of its capitalized cost.

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2011 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

Revenues of Adler Tanks are derived from the rental and sale of fixed axle tanks (“tanks”) and vacuum containers, dewatering containers and roll-off containers (collectively referred to as “boxes”). These tanks and boxes are rented to a broad range of industries and applications including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructures, building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services for the containment of hazardous and non-hazardous liquids and solids. The liquid and solid containment tanks and boxes rental business was acquired through the acquisition of Adler Tank Rentals, LLC on December 11, 2008.

The Company’s rental operations include rental and rental related service revenues which comprised approximately 89% and 86% of consolidated revenues in the three months ended March 31, 2012 and 2011, respectively. Of the total rental operations revenues for the three months ended March 31, 2012, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 37%, 35% and 28%, respectively, compared to 41%, 36% and 23%, respectively, in the same period of 2011. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2012 and 2011, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 11% and 14%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2012 and 2011, Mobile Modular and Enviroplex together comprised 27% and 39%, respectively, and TRS-RenTelco comprised 71% and 60%, respectively. Adler Tanks sales and other revenues for the three months ended March 31, 2012 and 2011 were not significant. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2012	2011	2012	2011
Net Income	$9,911	$9,614	49,899	$39,446
Provision for Income Taxes	6,390	6,198	31,648	24,555
Interest	2,173	1,482	8,297	6,159

Income from Operations	18,474	17,294	89,844	70,160
Depreciation and Amortization	17,516	16,174	68,737	63,494
Non-Cash Stock-Based Compensation	994	1,024	5,191	4,231

Adjusted EBITDA [1]	$36,984	$34,492	$163,772	$137,885

Adjusted EBITDA Margin [2]	47%	47%	47%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2012	2011	2012	2011
Adjusted EBITDA [1]	$36,984	$34,492	$163,772	$137,885
Interest Paid	(1,071)	(1,335)	(6,613)	(6,421)
Net Income Taxes Paid (Refunds Received)	(1,199)	5,067	(4,786)	(3,115)
Gain on Sale of Rental Equipment	(3,073)	(3,055)	(12,462)	(12,615)
Change in certain assets and liabilities:
Accounts Receivable, net	7,705	1,565	(10,043)	(11,882)
Prepaid Expenses and Other Assets	(4,156)	(2,943)	(4,439)	(4,562)
Accounts Payable and Other Liabilities	(1,697)	(2,912)	5,219	(846)
Deferred Income	1,989	4,521	(1,255)	8,945

Net Cash Provided by Operating Activities	$35,482	$35,400	$129,393	$107,389

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured line of credit and senior notes. These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of Adjusted EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.00 to 1 under the line of credit and under 2.50 to 1 under the senior notes. At March 31, 2012, the actual ratio for the line of credit and the senior notes was 5.17 to 1 and 4.30 to 1, respectively.

•

Permit the Consolidated Leverage Ratio of funded debt to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2012, the actual ratio for the line of credit and the senior notes was 1.78 to 1.

At March 31, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

In February 2012, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.235 per common share for the quarter ended March 31, 2012, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2012 Compared to

Three Months Ended March 31, 2011

Overview

Consolidated revenues for the three months ended March 31, 2012 increased 8% to $78.9 million, from $73.0 million for the same period in 2011. Consolidated net income for the three months ended March 31, 2012 increased 3% to $9.9 million, from $9.6 million for the same period in 2011. Earnings per diluted share were flat at $0.39 for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, on a consolidated basis:

•

Gross profit increased $3.9 million, or 11%, to $39.8 million, which was comprised of an increase in Adler Tanks gross profit of $3.7 million, or 38%, primarily due to higher gross profit on rental and rental related services revenues, an increase in TRS-RenTelco gross profit of $1.2 million, or 9%, primarily due to higher gross profit on rental revenues, partly offset by a decrease in gross profit of Mobile Modular of $0.9 million, or 7%, due to lower gross profit on rental, rental related services and sales revenues, and a decrease in gross profit of Enviroplex of $0.1 million, primarily due to lower sales revenues.

•	Selling and administrative expenses increased 15% to $21.4 million from $18.6 million in the same period in 2011, primarily due to higher personnel and employee benefit costs.

•

Interest expense increased 47% to $2.2 million from $1.5 million in the same period in 2011, due to 32% higher net average interest rates (2.9% in 2012 compared to 2.2% in 2011) and higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 18%, 41% and 47%, respectively, compared to 30%, 38% and 36%, respectively, for the comparable 2011 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 6% compared to a negative 4% in 2011.

•	Adjusted EBITDA increased 7% to $37.0 million, compared to $34.5 million in 2011.

Mobile Modular

For the three months ended March 31, 2012, Mobile Modular’s total revenues decreased $0.9 million to $28.4 million compared to the same period in 2011, primarily due to lower sales revenues, partly offset by higher rental related services and rental revenues. The revenue decrease, together with lower gross margin on rental and rental related services, partly offset by higher gross margin on sales revenues, and higher selling and administrative expenses, resulted in a 40% decrease in pre-tax income to $2.9 million for the three months ended March 31, 2012, from $4.8 million for the same period in 2011.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/12 compared to Three Months Ended 3/31/11 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2012	2011	$	%
Revenues
Rental	$19,891	$19,775	$116	1%
Rental Related Services	6,120	5,540	580	10%

Rental Operations	26,011	25,315	696	3%
Sales	2,227	3,873	(1,646)	- 42%
Other	117	98	19	19%

Total Revenues	28,355	29,286	(931)	-3%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,474	3,419	55	2%
Rental Related Services	4,891	4,216	675	16%
Other	5,941	5,403	538	10%

Total Direct Costs of Rental Operations	14,306	13,038	1,268	10%
Costs of Sales	1,568	2,895	1,327	-46%

Total Costs of Revenues	15,874	15,933	59	0%

Gross Profit
Rental	10,476	10,953	(477)	-4%
Rental Related Services	1,229	1,324	(95)	-7%

Rental Operations	11,705	12,277	(572)	-5%
Sales	659	978	(319)	- 33%
Other	117	98	19	19%

Total Gross Profit	12,481	13,353	(872)	-7%
Selling and Administrative Expenses	8,487	7,757	730	9%

Income from Operations	3,994	5,596	(1,602)	-29%
Interest Expense Allocation	1,103	808	295	37%

Pre-tax Income	$2,891	$4,788	$(1,897)	-40%

Other Information
Average Rental Equipment [1]	$516,720	$497,104	$19,616	4%
Average Rental Equipment on Rent	$343,464	$332,265	$11,199	3%
Average Monthly Total Yield [2]	1.28%	1.33%		-4%
Average Utilization [3]	66.5%	66.8%		0%
Average Monthly Rental Rate [4]	1.93%	1.98%		-3%
Period End Rental Equipment [1]	$517,864	$497,725	$20,139	4%
Period End Utilization [3]	65.7%	66.7%		-1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2012 decreased 7%, to $12.5 million from $13.4 million for the same period in 2011. For the three months ended March 31, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.1 million, or 1%, compared to 2011, primarily due to 3% higher average rental equipment on rent, partly offset by 3% lower average monthly rental rates in 2012 as compared to 2011. As a percentage of rental revenues, depreciation was 17% in 2012 and 2011, and other direct costs were 30% in 2012 compared to 28% in 2011, which resulted in gross margin percentages of 53% in 2012 and 55% in 2011. The lower rental margin partly offset by higher rental revenues resulted in gross profit on rental revenues decreasing $0.5 million, or 4%, to $10.5 million in 2012.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.6 million, or 10%, compared to 2011. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to the change in the mix of leases and amortization of associated service revenues in 2012 as compared to 2011 and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, offset by a lower gross margin percentage of 20% in 2012 compared to 24% in 2011 resulted in rental related services gross profit decreasing by 7%.

•

Gross Profit on Sales – Sales revenues decreased $1.6 million, or 42%, compared to 2011. Lower sales revenues, partly offset by higher gross margin percentage of 30% in 2012 compared with 25% in 2011, due to a higher mix of used equipment sales having higher margins compared to new equipment sales, resulted in gross profit on sales decreasing 33% to $0.7 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2012, selling and administrative expenses increased 9%, to $8.5 million from $7.8 million in the same period in 2011, primarily as a result of increased investment in our Portable Storage growth initiative.

TRS-RenTelco

For the three months ended March 31, 2012, TRS-RenTelco’s total revenues increased $1.5 million, or 5%, to $30.5 million compared to the same period in 2011, primarily due to higher rental revenues. Pre-tax income increased 12% to $6.8 million for the three months ended March 31, 2012 from $6.1 million for the same period in 2011, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services revenues and higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/12 compared to Three Months Ended 3/31/11 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2012	2011	$	%
Revenues
Rental	$23,412	$22,058	$1,354	6%
Rental Related Services	829	617	212	34%

Rental Operations	24,241	22,675	1,566	7%
Sales	5,765	5,913	(148)	-3%
Other	491	458	33	7%

Total Revenues	30,497	29,046	1,451	5%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,284	9,391	(107)	-1%
Rental Related Services	843	501	342	68%
Other	3,239	2,999	240	8%

Total Direct Costs of Rental Operations	13,366	12,891	475	4%
Costs of Sales	3,077	3,277	(200)	-6%

Total Costs of Revenues	16,443	16,168	275	2%

Gross Profit (Loss)
Rental	10,889	9,668	1,221	13%
Rental Related Services	(14)	116	(130)	-112%

Rental Operations	10,875	9,784	1,091	11%
Sales	2,688	2,636	52	2%
Other	491	458	33	7%

Total Gross Profit	14,054	12,878	1,176	9%
Selling and Administrative Expenses	6,696	6,398	298	5%

Income from Operations	7,358	6,480	878	14%
Interest Expense Allocation	578	423	155	37%

Pre-tax Income	$6,780	$6,057	$723	12%

Other Information
Average Rental Equipment [1]	$260,578	$251,477	$9,101	4%
Average Rental Equipment on Rent	$170,688	$164,068	$6,620	4%
Average Monthly Total Yield [2]	3.00%	2.92%		3%
Average Utilization [3]	65.5%	65.2%		0%
Average Monthly Rental Rate [4]	4.57%	4.48%		2%
Period End Rental Equipment [1]	$262,218	$252,274	$9,994	4%
Period End Utilization [3]	65.1%	66.2%		-2%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2012 increased 9% to $14.1 million from $12.9 million for the same period in 2011. For the three months ended March 31, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.4 million, or 6%, as compared to 2011, with depreciation expense decreasing $0.1 million, or 1%, resulting in increased gross profit on rental revenues of $1.2 million, or 13%, to $10.9 million as compared to 2011. As a percentage of rental revenues, depreciation was 40% in 2012 compared to 43% in 2011 and other direct costs were 14% in 2012 and 2011, which resulted in gross margin percentage of 47% in 2012 and 44% in 2011. The rental revenues increase was due to 4% higher average rental equipment on rent and 2% higher average monthly rental rates in 2012 as compared to 2011.

•

Gross Profit on Sales – Sales revenues decreased 3% to $5.8 million in 2012, primarily due to lower used equipment sales. Gross margin percentage was 47% in 2012, compared to 45% in 2011, primarily due to higher margins on used equipment sales resulting in gross profit on sales increasing 2% to $2.7 million. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2012, selling and administrative expenses increased 5%, to $6.7 million from $6.4 million in the same period in 2011, primarily due to increased salary and benefit costs.

Adler Tanks

For the three months ended March 31, 2012, Adler Tanks’ total revenues increased $5.4 million, or 37%, to $20.1 million compared to the same period in 2011, primarily due to higher rental and rental related services revenues. The revenue increase, partly offset by higher selling and administrative expenses, resulted in a $1.9 million increase in pre-tax income to $7.7 million for the three months ended March 31, 2012, compared to the same period in 2011.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/12 compared to Three Months Ended 3/31/11 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2012	2011	$	%
Revenues
Rental	$16,217	$12,193	$4,024	33%
Rental Related Services	3,716	2,335	1,381	59%

Rental Operations	19,933	14,528	5,405	37%
Sales	107	103	4	4%
Other	30	29	1	3%

Total Revenues	20,070	14,660	5,410	37%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	2,643	1,785	858	48%
Rental Related Services	2,819	2,024	795	39%
Other	1,260	1,138	122	11%

Total Direct Costs of Rental Operations	6,722	4,947	1,775	36%
Costs of Sales	42	75	(33)	-43%

Total Costs of Revenues	6,764	5,022	1,742	35%

Gross Profit
Rental	12,314	9,270	3,044	33%
Rental Related Services	897	311	586	189%

Rental Operations	13,211	9,581	3,630	38%
Sales	65	28	37	135%
Other	30	29	1	5%

Total Gross Profit	13,306	9,638	3,668	38%
Selling and Administrative Expenses	5,097	3,604	1,493	41%

Income from Operations	8,209	6,034	2,175	36%
Interest Expense Allocation	531	302	229	76%

Pre-tax Income	$7,678	$5,732	$1,946	34%

Other Information
Average Rental Equipment [1]	$201,203	$133,862	$67,341	50%
Average Rental Equipment on Rent	$153,814	$115,079	$38,735	34%
Average Monthly Total Yield [2]	2.69%	3.04%		-12%
Average Utilization [3]	76.5%	86.0%		-11%
Average Monthly Rental Rate [4]	3.51%	3.53%		-1%
Period End Rental Equipment [1]	$210,022	$139,551	$70,471	50%
Period End Utilization [3]	72.9%	89.4%		-18%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Adler Tanks’ gross profit for the three months ended March 31, 2012 increased 38% to $13.3 million from $9.6 million for the same period in 2011. For the three months ended March 31, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.0 million, or 33%, compared to 2011, due to 34% higher average rental equipment on rent, partly offset by 1% lower average rental rates in 2012 as compared to 2011. As a percentage of rental revenues, depreciation was 16% and 15% in 2012 and 2011, respectively, and other direct costs were 8% in 2012 compared to 9% in 2011, which resulted in gross margin percentages of 76% in 2012 and 2011. The higher rental revenues and comparable rental margins resulted in gross profit on rental revenues increasing $3.0 million, or 33%, to $12.3 million in 2012.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.4 million, or 59%, compared to 2011. The higher revenues and higher gross margin percentage of 24% in 2012 compared to 13% in 2011 resulted in rental related services gross profit increasing 189% to $0.6 million in 2012.

For the three months ended March 31, 2012, selling and administrative expenses increased 41%, to $5.1 million from $3.6 million in the same period in 2011 primarily due to increased salary and benefit costs and bad debt expense.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the three months ended March 31, 2012 compared to the same period in 2011 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $35.5 million compared to $35.4 million in 2011. The 1% increase in net cash provided by operating activities was primarily attributable to higher income from operations, partly offset by other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $30.1 million in 2012, compared to $29.8 million in 2011. The $0.3 million increase was primarily due to $5.1 million higher purchases of rental equipment of $35.0 million in 2012, compared to $29.9 million in 2011 and $0.3 million lower proceeds from sale of used rental equipment, partly offset by $5.1 million lower purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $6.3 million in 2012, compared to $4.3 million in 2011. The $2.0 million change in net cash flows from financing activities was primarily due to $4.5 million higher net repayments on the Company’s bank lines of credit, partly offset by $2.8 million higher proceeds and excess tax benefit from the exercise of stock options.

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

At March 31, 2012, under the Credit Facility and the Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $355.0 million of which $192.1 million was outstanding, and had capacity to borrow up to an additional $162.9 million. The Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter to be less than 2.00 to 1 under the Company’s credit facilities. At March 31, 2012, the actual ratio was 5.17 to 1.

•

Permit the Consolidated Asset Coverage Ratio (as defined in the Credit Facility) as of the end of any fiscal quarter to be less than 1.50 to 1 under the Company’s credit facilities. At March 31, 2012, the actual ratio was 2.99 to 1.

•

Permit the Consolidated Leverage Ratio (as defined in the Credit Facility) at any time during any period of four consecutive quarters to be greater than 2.50 to 1 under the Company’s credit facilities. At March 31, 2012, the actual ratio was 1.78 to 1.

At March 31, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2012, the actual ratio was 4.30 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2012, the actual ratio was 1.78 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At March 31, 2012, such sum was $251.4 million and the actual tangible net worth of the Company was $339.8 million.

At March 31, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the three months ended March 31, 2012 and 2011. As of March 31, 2012, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2011 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2011 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

The continuing instability in the global financial system may also have an impact on our business and our financial condition. General economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our existing unsecured revolving line of credit facility, we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

Our stock price has fluctuated and may continue to fluctuate in the future, which may result in a decline in the value of your investment in our common stock.

•

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to: our operating performance and the performance of our competitors, and in particular any variations in our operating results or dividend rate from our stated guidance or from investors’ expectations;

•	any changes in general conditions in the global economy, the industries in which we operate or the global financial markets;

•	investors’ reaction to our press releases, public announcements or filings with the SEC;

•	the stock price performance of our competitors or other comparable companies;

•	any changes in research analysts’ coverage, recommendations or earnings estimates for us or for the stocks of other companies in our industry;

•	any sales of common stock by our directors, executive officers and our other large shareholders, particularly in light of the limited trading volume of our stock;

•	any merger and acquisition activity that involves us or our competitors; and

•	other announcements or developments affecting us, our industry, customers, suppliers or competitors.

In addition, in recent years the U.S. stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. More recently, the global credit crisis adversely affected the prices of publicly traded stocks across the board as many stockholders have become more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure to such fluctuations. These broad market fluctuations and any other negative economic trends may cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

Our future operating results may fluctuate, fail to match past performance or fail to meet expectations, which may result in a decrease in our stock price.

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

As a result of these factors, our historical financial results are not necessarily indicative of our future results or stock price.

Our ability to retain our executive management and to recruit, retain and motivate key employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, and in particular, Dennis Kakures, our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs. Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel.

Failure by third parties to manufacture and deliver our products to our specifications or on a timely basis may harm our reputation and financial condition.

We depend on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. In the future, we may be limited as to the number of third-party suppliers for some of our products. Although in general we make advance purchases of some products to help ensure an adequate supply, currently we do not have any long-term purchase contracts with any third-party supplier. We may experience supply problems as a result of financial or operating difficulties or failure of our suppliers, or shortages and discontinuations resulting from product obsolescence or other shortages or allocations by our suppliers. Unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our reputation and financial condition could be harmed.

Disruptions in our information technology systems or failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail, become unavailable for any period of time or are not upgraded, this could limit our ability to effectively monitor and control our operations and adversely affect our operations.

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

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, client and employee data, which, if released, could adversely impact our client relationships, our reputation, and even violate privacy laws. As part of our business, we develop, receive and retain confidential data about our company and our customers.

Further, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

In 2004, we acquired TRS, an electronic test equipment rental business and in 2008 we acquired Adler Tanks, a liquid and solid containment rental business. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	difficulties in complying with regulations applicable to any acquired business, such as environmental regulations, and managing risks related to an acquired business;

•	timely completion of necessary financing and required amendments, if any, to existing agreements;

•	an inability to implement uniform standards, controls, procedures and policies;

•	undiscovered and unknown problems, defects, damaged assets liabilities, or other issues related to any acquisition that become known to us only after the acquisition;

•	negative reactions from our customers to an acquisition;

•	disruptions among employees related to any acquisition which may erode employee morale;

•	loss of key employees, including costly litigation resulting from the termination of those employees;

•	an inability to realize cost efficiencies or synergies that we may anticipate when selecting acquisition candidates;

•	recording of goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; and

•	become subject to litigation.

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

At March 31, 2012, we had $39.8 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under GAAP, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

If we do not effectively manage our credit risk, collect on our accounts receivable or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally sell to customers on 30-day terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and, in each of the last five years have been less than 1% of total revenues. If economic conditions deteriorate, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment. If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Effective management of our rental assets is vital to our business. If we are not successful in these efforts, it could have a material adverse impact on our result of operations.

Our modular, electronics and liquid and solid containment rental products have long useful lives and managing those assets is a critical element to each of our rental businesses. Generally, we design units and find manufacturers to build them to our specifications for our modular and liquid and solid containment tanks and boxes. Modular asset management requires designing and building the product for a long life that anticipates the needs of our customers, including anticipating potential changes in legislation, regulations, building codes and local permitting in the various markets in which the Company operates. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand, including anticipating technological advances and changes in manufacturers’ selling prices. Liquid and solid containment asset management requires designing and building the product for a long life, using quality components and repairing and maintaining the products to prevent leaks. For each of our modular, electronic test equipment and liquid and solid containment assets, we must successfully maintain and repair this equipment cost-effectively to maximize the useful life of the products and the level of proceeds from the sale of such products. To the extent that we are unable to do so, our result of operations could be materially adversely affected.

The nature of our businesses, including the ownership of industrial property, exposes us to the risk of litigation and liability under environmental, health and safety and products liability laws. Violations of environmental or health and safety related laws or associated liability could have a material adverse effect on our business, financial condition and results of operations.

We are subject to national, state, provincial and local environmental laws and regulations concerning, among other things, solid and liquid waste and hazardous substances handling, storage and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with applicable environmental or health and safety laws. We also could incur costs or liabilities related to waste disposal or remediating soil or groundwater contamination at our properties, at our customers’ properties or at third party landfill and disposal sites. These liabilities can be imposed on the parties generating, transporting or disposing of such substances or on the owner or operator of any affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances.

Several aspects of our businesses involve risks of environmental and health and safety liability. For example, our operations involve the use of petroleum products, solvents and other hazardous substances in the construction and maintaining of modular buildings and for fueling and maintaining our delivery trucks and vehicles. We also own, transport and rent tanks and boxes in which waste materials are placed by our customers. The historical operations at some of our previously or currently owned or leased and newly acquired or leased properties may have resulted in undiscovered soil or groundwater contamination or historical non-compliance by third parties for which we could be held liable. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination or non-compliance, may also give rise to liabilities or other claims based on these operations that may be material. In addition, compliance with future environmental or health and safety laws and regulations may require significant capital or operational expenditures or changes to our operations.

Accordingly, in addition to potential penalties for non-compliance, we may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. In addition, certain parties may be held liable for more than their “fair” share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances or other contaminants such as mold can also result in claims for remediation or damages, including personal injury, property damage, and natural resources damage claims. Although expenses related to environmental compliance, health and safety issues, and related matters, have not been material to date, we cannot assure that we will not have to make significant expenditures in the future in order to comply with applicable laws and regulations. Violations of environmental or health and safety related laws or associated liability could have a material adverse effect on our business, financial condition and results of operations.

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

Our routine businesses exposes us to risk of litigation from employees, vendors and other third parties, which could have a material adverse effect on our results of operations.

We may be subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business; these risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle any such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. Even if the outcome of a claim proves favorable to us, litigation can be time consuming and costly and may divert management resources. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by California law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

If we suffer loss to our facilities, equipment or distribution system due to catastrophe, our insurance policies could be inadequate or depleted, our operations could be seriously harmed, which could negatively affect our operating results.

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters. In particular, our headquarters, three operating facilities, and certain of our rental equipment are located in areas of California, with above average seismic activity and could be subject to a catastrophic loss caused by an earthquake. Our rental equipment and facilities in Texas, Florida, North Carolina and Georgia are located in areas subject to hurricanes and other tropical storms. In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance. We believe our insurance policies have adequate limits and deductibles to mitigate the potential loss exposure of our business. We do not maintain financial reserves for policy deductibles and our insurance policies contain exclusions that are customary for our industry, including exclusions for earthquakes, flood and terrorism. If any of our facilities or a significant amount or our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance, which could have a material adverse effect on our results of operations.

Our debt instruments contain covenants that restrict or prohibit our ability to enter into a variety of transactions and may limit our ability to finance future operations or capital needs. If we had an event of default under these instruments, our indebtedness could be accelerated and we may not be able to refinance such indebtedness or make the required accelerated payments.

The agreements governing our 4.03% Senior Notes due in 2018 issued April 21, 2011 and our unsecured revolving line of credit facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

A failure to comply with the restrictions contained in these agreements could lead to an event of default, which could result in an acceleration of our indebtedness. In the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any required accelerated payments. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

The majority of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates, which could negatively affect our net income.

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay, based on the $192.1 million balance of variable rate debt outstanding at March 31, 2012. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands, making our future earnings less predictable.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as the organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, D.C., recent expansion into the portable storage and environmental test equipment businesses and our expansion in 2008 into the liquid and solid containment business. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of future tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

Changes in financial accounting standards may cause lower than expected operating results and affect our reported financial.

Changes in accounting standards and their application may have a significant effect on our reported results on a going-forward basis and may also affect the recording and disclosure of previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has and will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2011 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

SPECIFIC RISKS RELATED TO OUR RELOCATABLE MODULAR BUILDINGS BUSINESS SEGMENT:

Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability.

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

The state of California is our largest market for classroom rentals. The strength of this market depends heavily on public funding from voter passage of both state and local facility bond measures, and the ability of the state to sell such bonds in the public market. A lack of passage of state and local facility bond measures, or the inability to sell bonds in the public markets in the future could reduce our revenues and operating income, and consequently have a material adverse effect on the Company’s financial condition. Furthermore, even if voters have approved facility bond measures and the state has raised bond funds, there is no guarantee that individual school projects will be funded in a timely manner.

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

Public policies that create demand for our products and services may change, resulting in decreased demand for or the pricing of our products and services, which could negatively affect our revenues and operating income.

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida, a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms. The recent economic recession has caused state and local budget shortfalls, which have reduced school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

Compliance with building codes and regulations entails a certain amount of risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than the Company’s. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

Expansions of our modular operations into new markets may negatively affect our operating results.

We have established modular operations in California, Texas and Florida. We launched operations in North Carolina and Georgia in late 2007 and in Maryland, Virginia and Washington, D.C during 2008. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may be affected by local economic and market conditions. Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

We are subject to laws and regulations governing government contracts. These laws and regulations make these government contracts more favorable to government entities than other third parties and any changes in these laws and regulations, or our failure to comply with these laws and regulations could harm our business.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. Also, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback contract” refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of “piggyback” contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

Seasonality of our educational business may have adverse consequences for our business.

A significant portion of the modular sale and rental revenues is derived from the educational market. Typically, during each calendar year, our highest numbers of classrooms are shipped for rental and sale orders during the second and third quarters for delivery and installation prior to the start of the upcoming school year. The majority of classrooms shipped in the second and third quarters have rental start dates during the third quarter, thereby making the fourth quarter the first full quarter of rental revenues recognized for these transactions. Although this is the historical seasonality of our business, it is subject to change or may not meet our expectations, which may have adverse consequences for our business.

We face strong competition in our modular building markets and we may not be able to effectively compete.

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

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of March 31, 2012, 56% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

We estimate the useful life of the modular product to be 18 years with a residual value of 50%. However, proper design, manufacture, repairs and maintenance of the modular product during our ownership is required for the product to reach the estimated useful life of 18 years with a residual value of 50%. If we do not appropriately manage the design, manufacture, repair and maintenance of our modular product, or otherwise delay or defer such repair or maintenance, we may be required to incur impairment charges for equipment that is beyond economic repair costs or incur significant capital expenditures to acquire new modular product to serve demand. In addition, such failures may result in personal injury or property damage claims, including claims based on presence of mold, and termination of leases or contracts by customers. Costs of contract performance, potential litigation, and profits lost from termination could accordingly reduce our future operating results and cash flows.

Our warranty costs may increase and warranty claims could damage our reputation and negatively impact our revenues and operating income.

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

TRS-RenTelco’s revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which can have a material adverse impact on the industry’s demand for equipment, including our rental electronic test equipment. In addition, the severity and length of any downturn in an industry may also affect overall access to capital, which could adversely affect our customers and result in excess inventory and impairment charges. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions, which may negatively impact our operating results and cash flows.

Seasonality of our electronic test equipment business may impact quarterly results.

Generally, rental activity declines in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to holiday closures, particularly by larger companies, inclement weather and its impact on various field related communications equipment rentals, and companies’ operational recovery from holiday closures which may impact the start-up of new projects coming online in the first quarter. These seasonal factors historically have impacted quarterly results in each year’s first and fourth quarter, but we are unable to predict how such factors may impact future periods.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to become shorter, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products and the introduction of new technologies, and we acquire equipment that will be marketable to our current and prospective customers. However, a prolonged economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes to our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges, which may negatively impact operating results and cash flows.

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

If we are not able to obtain equipment at favorable rates, there could be a material adverse effect on our operating results and reputation.

The majority of our rental equipment portfolio is comprised of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix, a division of Danaher Corporation. We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business and reputation may be materially and adversely affected.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue. Over time, we anticipate the amount of our international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political, economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, anti-corruption, import/export and other trade compliance regulations, together with any unexpected changes in such regulations;

•	greater difficulty in our ability to recover rental equipment and obtain payment of the related trade receivables;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	difficulty with the integration of foreign operations;

•	longer payment cycles;

•	currency fluctuations; and

•	potential adverse tax consequences.

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

Our rental tanks and boxes are used by our customers to store non hazardous and certain hazardous liquids on the customer’s site. Our customers are generally responsible for proper operation of our tank and box rental equipment while on rent and returning a cleaned and undamaged container upon completion of use, but exceptions may be granted and we cannot always assure that these responsibilities are fully met in all cases. Although we require the customer to carry commercial general liability insurance in a minimum amount of $5,000,000, such policies often contain pollution exclusions and other exceptions. Furthermore, we cannot be certain our liability insurance will always be sufficient. In addition, if an accident were to occur involving our rental equipment or a spill of substances were to occur when the tank or box was in transport or on rent with our customer, a claim could be made against us as owner of the rental equipment.

In the event of a spill or accident, we may be brought into a lawsuit or enforcement action by either our customer or a third party on numerous potential grounds, including an allegation that an inherent flaw in a tank or box contributed to an accident or that the tank had suffered some undiscovered harm from a previous customer’s prior use. In the event of a spill caused by our customers, we may be held responsible for cleanup under environmental laws and regulations concerning obligations of suppliers of rental products to effect remediation. In addition, applicable environmental laws and regulations may impose liability on us for the conduct of third parties, or for actions that complied with applicable regulations when taken, regardless of negligence or fault. Substantial damage awards have also been made in certain jurisdictions against lessors of industrial equipment based upon claims of personal injury, property damage, and resource damage caused by the use of various products. While we take what we believe are reasonable precautions that our rental equipment is in good and safe condition prior to rental and carry insurance to protect against certain risks of loss or accidents, such liability could adversely impact our profitability.

The liquid and solid storage and containment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to rent, or sell, equipment at favorable prices, which could adversely affect our operating results.

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

We believe that equipment quality, service levels, rental rates and fleet size are key competitive factors in the liquid and solid containment storage rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates. To the extent we lower rental rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted. In addition, we may not be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our operating results through a combination of a decrease in our market share, revenues and operating income.

Market risk, commodity price volatility, regulatory changes or interruptions and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our products resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure construction and various industrial services, among others. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tank and boxes business if the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity. Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

We believe that in recent years growing demand related to hydraulic fracturing has increased the total market size and accounted for approximately one third or more of total market rental revenue in 2011. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

Seasonality of the liquid and solid storage and containment rental industry may impact quarterly results.

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, a company’s project. The impact of these delays may be to decrease the number of tanks, or boxes, on rent until companies are able to resume their projects when weather improves. These seasonal factors historically have impacted quarterly results in each year’s first and fourth quarter, but we are unable to predict how such factors may impact future periods.

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

We are dependent on a variety of third party companies to manufacture equipment to be used in our rental fleet. With the exception of Sabre Manufacturing, LLC, which is owned by the President of our Adler Tanks division, none of the manufacturers are affiliated with the Company. In some cases, we may not be able to procure equipment on a timely basis to the extent that manufacturers for the quantities of equipment we need are not able to produce sufficient inventory on schedules that meet our delivery requirements. In particular, we have seen weather-related slowdowns of manufacturing activity in the Northeast region of the U.S. in past winters. If demand for new equipment increases significantly, especially during a seasonal slowdown, manufacturers may not be able to meet customer orders on a timely basis. As a result, we at times may experience long lead-times for certain types of new equipment and we cannot assure that we will be able to acquire the types or sufficient numbers of the equipment we need to grow our rental fleet as quickly as we would like and this could harm our ability to meet customer demand and harm our financial condition.

We derive a significant amount of our revenue in our liquid and solid containment tank and boxes business from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.

A significant portion of our revenue in our liquid and solid containment tank and boxes business is generated from a few major customers. Although we have some long-term relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2012	MCGRATH RENTCORP

	By:	/S/ KEITH E. PRATT
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/S/ DAVID M. WHITNEY
David M. Whitney
Vice President, Controller and Principal Accounting Officer