Form 10-Q
period 2012-06-30
MCGRATH RENTCORP
filed 2012-07-31
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, 24,771,569 shares of Registrant’s Common Stock were outstanding.

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

Forward-looking statements are made only as of the date of this Form 10-Q and are based on management's reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. Except as otherwise required by law, we are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (collectively, “the Company”) as of June 30, 2012, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012 and 2011, and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Jose, California

July 31, 2012

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

REVENUES
Rental	$60,389	$57,118	$119,909	$111,144
Rental Related Services	11,028	9,387	21,693	17,879

Rental Operations	71,417	66,505	141,602	129,023
Sales	11,830	12,489	19,936	22,423
Other	518	515	1,156	1,100

Total Revenues	83,765	79,509	162,694	152,546

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	15,672	14,842	31,073	29,437
Rental Related Services	9,011	7,139	17,564	13,880
Other	10,718	10,665	21,158	20,205

Total Direct Costs of Rental Operations	35,401	32,646	69,795	63,522
Costs of Sales	7,584	7,525	12,284	13,770

Total Costs of Revenues	42,985	40,171	82,079	77,292

Gross Profit	40,780	39,338	80,615	75,254
Selling and Administrative Expenses	21,163	18,624	42,524	37,246

Income from Operations	19,617	20,714	38,091	38,008
Interest Expense	2,382	1,954	4,555	3,436

Income Before Provision for Income Taxes	17,235	18,760	33,536	34,572
Provision for Income Taxes	6,756	7,354	13,146	13,552

Net Income	$10,479	$11,406	$20,390	$21,020

Earnings Per Share:
Basic	$0.42	$0.47	$0.83	$0.87
Diluted	$0.42	$0.46	$0.81	$0.85
Shares Used in Per Share Calculation:
Basic	24,765	24,340	24,702	24,299
Diluted	25,149	24,742	25,139	24,700
Cash Dividends Declared Per Share	$0.235	$0.230	$0.470	$0.460

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands)	2012	2011

ASSETS
Cash	$340	$1,229
Accounts Receivable, net of allowance for doubtful accounts of $2,200 in 2012 and $1,500 in 2011	86,402	92,671

Rental Equipment, at cost:
Relocatable Modular Buildings	547,248	539,147
Electronic Test Equipment	270,747	258,586
Liquid and Solid Containment Tanks and Boxes	235,022	201,456

	1,053,017	999,189
Less Accumulated Depreciation	(342,099)	(326,043)

Rental Equipment, net	710,918	673,146

Property, Plant and Equipment, net	99,731	94,702
Prepaid Expenses and Other Assets	26,659	17,170
Intangible Assets, net	11,899	12,311
Goodwill	27,700	27,700

Total Assets	$963,649	$918,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$308,000	$296,500
Accounts Payable and Accrued Liabilities	64,822	58,854
Deferred Income	28,714	25,067
Deferred Income Taxes, net	214,613	205,366

Total Liabilities	616,149	585,787

Shareholders’ Equity:
Common Stock, no par value -
Authorized – 40,000 shares
Issued and Outstanding – 24,772 shares in 2012 and 24,576 shares in 2011	80,725	74,878
Retained Earnings	266,775	258,264

Total Shareholders’ Equity	347,500	333,142

Total Liabilities and Shareholders’ Equity	$963,649	$918,929

The accompanying notes are an integral part of these condensed consolidated financial statements

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,390	$21,020
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	35,339	32,636
Provision for Doubtful Accounts	1,301	825
Non-Cash Stock-Based Compensation	2,077	2,127
Gain on Sale of Used Rental Equipment	(5,968)	(6,496)
Change In:
Accounts Receivable	4,968	(3,167)
Income Taxes Receivable	—	6,131
Prepaid Expenses and Other Assets	(9,489)	(8,821)
Accounts Payable and Accrued Liabilities	3,761	9,887
Deferred Income	3,647	7,191
Deferred Income Taxes	9,247	10,116

Net Cash Provided by Operating Activities	65,273	71,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(73,281)	(71,160)
Purchase of Property, Plant and Equipment	(8,883)	(10,828)
Proceeds from Sale of Used Rental Equipment	12,206	13,703

Net Cash Used in Investing Activities	(69,958)	(68,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	11,500	(83,140)
Borrowings Under Private Placement	—	100,000
Principal Payments on Senior Notes	—	(12,000)
Proceeds from the Exercise of Stock Options	3,086	1,770
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	684	696
Payment of Dividends	(11,474)	(11,043)

Net Cash Provided by (Used in) Financing Activities	3,796	(3,717)

Net Decrease in Cash	(889)	(553)
Cash Balance, beginning of period	1,229	990

Cash Balance, end of period	$340	$437

Interest Paid, during the period	$4,616	$2,658

Net Income Taxes Paid (Refunds Received), during the period	$3,216	$(3,598)

Dividends Accrued During the period, not yet paid	$6,057	$5,376

Rental Equipment Acquisitions, not yet paid	$9,989	$11,812

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the six months ended June 30, 2012 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K filed with the SEC on February 29, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Weighted-average number of shares of common stock for calculating basic earnings per share	24,765	24,340	24,702	24,299

Effect of potentially dilutive securities from equity-based compensation	384	402	437	401

Weighted-average number of shares of common stock for calculating diluted earnings per share	25,149	24,742	25,139	24,700

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Options to purchase shares of common stock	1,049	1,280	1,034	1,288

NOTE 3.    RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $8.0 million and $21.8 million during the three and six months ended June 30, 2012, respectively, from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company receives certain support services from a company controlled by the President of Adler Tank Rentals, LLC, which were insignificant in the three and six months ended June 30, 2012. Amounts due to related parties at June 30, 2012 totaled $2.0 million.

NOTE 4.    NOTES PAYABLE

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaces the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The Amended Credit Facility contains customary covenants limiting the Company’s ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, pay dividends or distributions, redeem or repurchase Company stock, change the nature of its business, and enter into transactions with affiliates. In addition, the Amended Credit Facility contains financial covenants requiring the Company to not: (1) permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) as of the end of any fiscal quarter to be less than 2.50 to 1.00; (2) permit the Consolidated Leverage Ratio (as defined in the Amended Credit Facility) at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1.00; and (3) permit Tangible Net Worth (as defined in the Amended Credit Facility) as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services.

NOTE 5.    SUBSEQUENT EVENT

On July 2, 2012 the Company decided to exit the environmental test equipment rental business over the next three to twelve months after concluding it would be unable to become a meaningfully profitable rental business. The plans for exiting the business include exploring a sale of the business in its entirety, or selling off the rental equipment assets over the next six to twelve months while continuing to serve customers’ rental needs. The Company does not believe the exit of this business will have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 6.    SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2011. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June, 2012 and 2011 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,

2012
Rental Revenues	$39,413	$48,267	$32,229	$—	$119,909
Rental Related Services Revenues	12,200	1,684	7,809	—	21,693
Sales and Other Revenues	4,522	11,151	696	4,723	21,092
Total Revenues	56,135	61,102	40,734	4,723	162,694
Depreciation of Rental Equipment	6,959	18,610	5,504	—	31,073
Gross Profit	24,505	28,842	26,004	1,264	80,615
Selling and Administrative Expenses	16,779	13,105	10,409	2,231	42,524
Income (Loss) from Operations	7,726	15,737	15,595	(967)	38,091
Interest Expense (Income) Allocation	2,294	1,198	1,134	(71)	4,555
Income (Loss) before Provision for Income Taxes	5,432	14,539	14,461	(896)	33,536
Rental Equipment Acquisitions	11,702	29,379	34,041	—	75,122
Accounts Receivable, net (period end)	34,762	23,120	20,169	8,351	86,402
Rental Equipment, at cost (period end)	547,248	270,747	235,022	—	1,053,017
Rental Equipment, net book value (period end)	385,901	112,922	212,095	—	710,918
Utilization (period end) [2]	65.6%	65.7%	67.5%
Average Utilization [2]	66.2%	65.9%	73.3%

2011
Rental Revenues	$39,566	$45,611	$25,967	$—	$111,144
Rental Related Services Revenues	11,321	1,402	5,156	—	17,879
Sales and Other Revenues	8,241	13,162	170	1,950	23,523
Total Revenues	59,128	60,175	31,293	1,950	152,546
Depreciation of Rental Equipment	6,849	18,836	3,752	—	29,437
Gross Profit	26,429	27,044	21,177	604	75,254
Selling and Administrative Expenses	15,599	12,649	7,317	1,681	37,246
Income (Loss) from Operations	10,830	14,395	13,860	(1,077)	38,008
Interest Expense (Income) Allocation	1,854	972	717	(107)	3,436
Income (Loss) before Provision for Income Taxes	8,976	13,423	13,143	(970)	34,572
Rental Equipment Acquisitions	18,910	31,927	26,745	—	77,582
Accounts Receivable, net (period end)	36,591	21,711	16,882	3,646	78,830
Rental Equipment, at cost (period end)	529,056	260,563	159,756	—	949,375
Rental Equipment, net book value (period end)	378,689	106,970	146,859	—	632,518
Utilization (period end) [2]	67.7%	65.4%	86.4%
Average Utilization [2]	67.2%	65.3%	85.4%

1.	Gross Enviroplex sales revenues were $4,723 and $1,952 for the six months ended June 30, 2012 and 2011, respectively. There were no inter-segment sales to Mobile Modular in these periods, which require elimination in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2012 and 2011. Revenues from foreign country customers accounted for 11% of the Company’s total revenues for the same periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II — Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012 (the “2011 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2011 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 4% of the Company’s total revenues in the six months ended June 30, 2012. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the six months ended June 30, 2012. TRS-Environmental commenced operations in 2008 and offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. In the six months ended June 30, 2012, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 16%, 44%, 43% and negative 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 26%, 39%, 38% and negative 3% for the same period in 2011. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business — Relocatable Modular Buildings — Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2011 Annual Report and “Item 1A. Risk Factors — Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II — Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 87% and 85% of consolidated revenues in the six months ended June 30, 2012 and 2011, respectively. Of the total rental operations revenues for the six months ended June 30, 2012, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 37%, 35% and 28%, respectively, compared to 39%, 37% and 24%, respectively, in the same period of 2011. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2012 and 2011, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 13% and 15%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2012 and 2011, Mobile Modular and Enviroplex together comprised 44%, and TRS-RenTelco comprised 53% and 56%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2012 were 3% of the Company’s total sales and other revenues and were not significant in 2011. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Net Income	$10,479	$11,406	$20,390	$21,020	$48,972	$43,462
Provision for Income Taxes	6,756	7,354	13,146	13,552	31,050	27,224
Interest	2,382	1,954	4,555	3,436	8,725	6,607

Income from Operations	19,617	20,714	38,091	38,008	88,747	77,293
Depreciation and Amortization	17,823	16,462	35,339	32,636	70,098	64,624
Non-Cash Stock-Based Compensation	1,083	1,103	2,077	2,127	5,171	4,268

Adjusted EBITDA [1]	$38,523	$38,279	$75,507	$72,771	$164,016	$146,185

Adjusted EBITDA Margin [2]	46%	48%	46%	48%	46%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Adjusted EBITDA [1]	$38,523	$38,279	$75,507	$72,771	$164,016	$146,185
Interest Paid	(3,545)	(1,323)	(4,616)	(2,658)	(8,835)	(5,826)
Net Income Taxes Paid	(2,017)	(1,469)	(3,216)	(2,533)	(5,334)	(5,908)
Gain on Sale of Used Rental Equipment	(2,895)	(3,441)	(5,968)	(6,496)	(11,916)	(13,479)
Change in certain assets and liabilities:
Accounts Receivable, net	(1,449)	(3,907)	6,269	(2,342)	(7,572)	(9,419)
Prepaid Expenses and Other Assets	(5,333)	(5,878)	(9,489)	(8,821)	(3,894)	(7,039)
Accounts Payable and Other Liabilities	4,836	11,119	3,139	11,367	(1,064)	14,175
Deferred Income	1,658	2,670	3,647	7,191	(2,267)	10,204

Net Cash Provided by Operating Activities	$29,778	$36,050	$65,273	$71,449	$123,134	$128,893

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s new unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital resources — Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources — 4.03% Senior Notes Due in 2018”). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2012, the actual ratio was 4.23 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2012, the actual ratio was 1.88 to 1.

At June 30, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 8, 2012, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.235 per common share for the quarter ended June 30, 2012, an increase of 2% over the prior year’s comparable quarter.

In June 2012, the Company entered into the new $420.0 million unsecured Amended Credit Agreement (as more fully described under the heading “Liquidity and Capital resources — Unsecured Revolving Lines of Credit”) with a syndicate of banks. The five-year facility matures on June 15, 2017 and replaces the Company’s prior $350.0 million unsecured revolving credit facility.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services.

On July 2, 2012 the Company decided to exit the environmental test equipment rental business over the next three to twelve months after concluding it would be unable to become a meaningfully profitable rental business. The plans for exiting the business include exploring a sale of the business in its entirety, or selling off the rental equipment assets over the next six to twelve months while continuing to serve customers’ rental needs. The Company does not believe the exit of this business will have a significant impact on the Company’s condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2012 Compared to

Three Months Ended June 30, 2011

Overview

Consolidated revenues for the three months ended June 30, 2012 increased 5% to $83.8 million, from $79.5 million for the same period in 2011. Consolidated net income for the three months ended June 30, 2012 decreased 8% to $10.5 million, from $11.4 million for the same period in 2011. Earnings per diluted share for the three months ended June 30, 2012 decreased 9% to $0.42 from $0.46 for the same period in 2011.

For the three months ended June 30, 2012, on a consolidated basis:

•

Gross profit increased $1.4 million, or 4%, to $40.8 million, which was comprised of an increase in Adler Tanks gross profit of $1.2 million, or 10%, due to higher gross profit on rental, rental related services and sales revenues, an increase in gross profit of Enviroplex of $0.7 million, primarily due to higher sales revenues, an increase in TRS-RenTelco gross profit of $0.6 million, or 4%, primarily due to higher gross profit on rental revenues, partly offset by a decrease in gross profit of Mobile Modular of $1.1 million, or 8%, due to lower gross profit on rental, rental related services and sales revenues.

•

Selling and administrative expenses increased 14% to $21.2 million from $18.6 million in the same period in 2011, primarily due to $0.8 million higher personnel and employee benefit costs, $0.5 million higher bad debt expense and $0.4 million higher depreciation expense.

•

Interest expense increased 22% to $2.4 million from $2.0 million in the same period in 2011, due to 15% higher average debt levels of the Company and 7% higher net average interest rates of 3.1% in 2012 compared to 2.9% in 2011.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 15%, 45% and 39%, respectively, compared to 22%, 39% and 40%, respectively, for the comparable 2011 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 1% compared to a negative 1% in 2011.

•	Adjusted EBITDA increased 1% to $38.5 million, compared to $38.3 million in 2011.

Mobile Modular

For the three months ended June 30, 2012, Mobile Modular’s total revenues decreased $2.1 million to $27.8 million compared to the same period in 2011, primarily due to lower sales and rental revenues, partly offset by higher rental related services revenues. The revenue decrease and comparable gross margin on rental revenues, together with lower gross margin on rental related and sales revenues, and higher selling and administrative expenses, resulted in a 39% decrease in pre-tax income to $2.5 million for the three months ended June 30, 2012, from $4.2 million for the same period in 2011.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular — Three Months Ended 6/30/12 compared to Three Months Ended 6/30/11 (Unaudited)
(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$19,522	$19,791	$(269)	-1%
Rental Related Services	6,080	5,781	299	5%

Rental Operations	25,602	25,572	30	0%
Sales	2,061	4,163	(2,102)	-50%
Other	117	107	10	9%

Total Revenues	27,780	29,842	(2,062)	-7%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,485	3,430	55	2%
Rental Related Services	5,034	4,457	577	13%
Other	5,706	5,987	(281)	-5%

Total Direct Costs of Rental Operations	14,225	13,874	351	3%
Costs of Sales	1,531	2,892	(1,361)	-47%

Total Costs of Revenues	15,756	16,766	(1,010)	-6%

Gross Profit
Rental	10,331	10,374	(43)	0%
Rental Related Services	1,046	1,324	(278)	-21%

Rental Operations	11,377	11,698	(321)	-3%
Sales	530	1,271	(741)	-58%
Other	117	107	10	9%

Total Gross Profit	12,024	13,076	(1,052)	-8%
Selling and Administrative Expenses	8,292	7,842	450	6%

Income from Operations	3,732	5,234	(1,502)	-29%
Interest Expense Allocation	1,191	1,046	145	14%

Pre-tax Income	$2,541	$4,188	$(1,647)	-39%

Other Information
Average Rental Equipment[1]	$520,569	$499,984	$20,585	4%
Average Rental Equipment on Rent	$342,438	$337,171	$5,267	2%
Average Monthly Total Yield[2]	1.25%	1.32%		-5%
Average Utilization[3]	65.8%	67.4%		-2%
Average Monthly Rental Rate[4]	1.90%	1.96%		-3%

Period End Rental Equipment[1]	$523,602	$501,916	$21,686	4%
Period End Utilization[3]	65.6%	67.7%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2012 decreased 8%, to $12.0 million from $13.1 million for the same period in 2011. For the three months ended June 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues — Rental revenues decreased $0.3 million, or 1%, compared to 2011, primarily due to 3% lower average monthly rental rates in 2012 as compared to 2011, partly offset by 2% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 18% and 17% in 2012 and 2011, respectively, and other direct costs were 29% in 2012 compared to 31% in 2011, which resulted in gross margin percentages of 53% in 2012 and 52% in 2011. The higher rental margin partly offset by lower rental revenues resulted in gross profit on rental revenues decreasing $0.1 million, to $10.3 million in 2012.

•

Gross Profit on Rental Related Services — Rental related services revenues increased $0.3 million, or 5%, compared to 2011. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, offset by a lower gross margin percentage of 17% in 2012 compared to 23% in 2011 resulted in rental related services gross profit decreasing to $1.0 million in 2012 compared to $1.3 million in 2011.

•

Gross Profit on Sales — Sales revenues decreased $2.1 million, or 50%, compared to 2011. Lower sales revenues, together with lower gross margin percentage of 26% in 2012 compared with 31% in 2011, due to a lower margin on new and used equipment sales, resulted in gross profit on sales decreasing 58% to $0.5 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2012, selling and administrative expenses increased 6%, to $8.3 million from $7.8 million in the same period in 2011, primarily as a result of higher facility rent expense and higher salary and benefit costs, primarily related to the expansion of our portable storage growth initiative.

TRS-RenTelco

For the three months ended June 30, 2012, TRS-RenTelco’s total revenues decreased $0.5 million, or 2%, to $30.6 million compared to the same period in 2011, primarily due to lower sales revenues, partly offset by higher rental revenues. Pre-tax income increased 5% to $7.8 million for the three months ended June 30, 2012 from $7.4 million for the same period in 2011, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services and sales revenues, and higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco — Three Months Ended 6/30/12 compared to Three Months Ended 6/30/11 (Unaudited)
(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$24,855	$23,553	$1,302	6%
Rental Related Services	855	785	70	9%

Rental Operations	25,710	24,338	1,372	6%
Sales	4,524	6,421	(1,897)	-30%
Other	371	370	1	0%

Total Revenues	30,605	31,129	(524)	-2%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,326	9,445	(119)	-1%
Rental Related Services	906	657	249	38%
Other	3,360	3,576	(216)	-6%

Total Direct Costs of Rental Operations	13,592	13,678	(86)	-1%
Costs of Sales	2,225	3,285	(1,060)	-32%

Total Costs of Revenues	15,817	16,963	(1,146)	-7%

Gross Profit (Loss)
Rental	12,169	10,532	1,637	16%
Rental Related Services	(51)	128	(179)	-140%

Rental Operations	12,118	10,660	1,458	14%
Sales	2,299	3,136	(837)	-27%
Other	371	370	1	0%

Total Gross Profit	14,788	14,166	622	4%
Selling and Administrative Expenses	6,409	6,251	158	3%

Income from Operations	8,379	7,915	464	6%
Interest Expense Allocation	620	549	71	13%

Pre-tax Income	$7,759	$7,366	$393	5%

Other Information
Average Rental Equipment[1]	$265,793	$255,741	$10,052	4%
Average Rental Equipment on Rent	$175,524	$167,754	$7,770	5%
Average Monthly Total Yield[2]	3.12%	3.07%		2%
Average Utilization[3]	66.0%	65.6%		1%
Average Monthly Rental Rate[4]	4.72%	4.68%		1%

Period End Rental Equipment[1]	$269,714	$260,595	$9,119	3%
Period End Utilization[3]	65.7%	65.4%		0%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended June 30, 2012 increased 4% to $14.8 million from $14.2 million for the same period in 2011. For the three months ended June 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues — Rental revenues increased $1.3 million, or 6%, as compared to 2011, with depreciation expense decreasing $0.1 million, or 1%, resulting in increased gross profit on rental revenues of $1.6 million, or 16%, to $12.2 million as compared to 2011. As a percentage of rental revenues, depreciation was 38% in 2012 compared to 40% in 2011 and other direct costs were 14% in 2012 compared to 15% in 2011, which resulted in a gross margin percentage of 49% in 2012 and 45% in 2011. The rental revenues increase was due to 5% higher average rental equipment on rent and 1% higher average monthly rental rates in 2012 as compared to 2011.

•

Gross Profit on Sales — Sales revenues decreased 30% to $4.5 million in 2012, primarily due to lower new and used equipment sales. Gross margin percentage was 51% in 2012, compared to 49% in 2011, primarily due to higher margins on used equipment sales resulting in gross profit on sales decreasing 27% to $2.3 million. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2012, selling and administrative expenses increased 3%, to $6.4 million from $6.3 million in the same period in 2011, primarily due to increased salary and benefit costs.

Adler Tanks

For the three months ended June 30, 2012, Adler Tanks’ total revenues increased $4.0 million, or 24%, to $20.7 million compared to the same period in 2011, due to higher rental, rental related services and sales revenues. The revenue increase, offset by higher selling and administrative expenses, resulted in a $0.6 million decrease in pre-tax income to $6.8 million for the three months ended June 30, 2012, compared to the same period in 2011.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks — Three Months Ended 6/30/12 compared to Three Months Ended 6/30/11 (Unaudited)
(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$16,012	$13,774	$2,238	16%
Rental Related Services	4,093	2,821	1,272	45%

Rental Operations	20,105	16,595	3,510	21%
Sales	529	—	529	nm
Other	30	38	(8)	-21%

Total Revenues	20,664	16,633	4,031	24%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	2,861	1,967	894	45%
Rental Related Services	3,071	2,025	1,046	52%
Other	1,652	1,102	550	50%

Total Direct Costs of Rental Operations	7,584	5,094	2,490	49%
Costs of Sales	382	—	382	nm

Total Costs of Revenues	7,966	5,094	2,872	56%

Gross Profit
Rental	11,499	10,705	794	7%
Rental Related Services	1,022	796	226	28%

Rental Operations	12,521	11,501	1,020	9%
Sales	147	—	147	nm
Other	30	38	(8)	-21%

Total Gross Profit	12,698	11,539	1,159	10%
Selling and Administrative Expenses	5,312	3,713	1,599	43%

Income from Operations	7,386	7,826	(440)	-6%
Interest Expense Allocation	603	415	188	45%

Pre-tax Income	$6,783	$7,411	$(628)	-8%

Other Information
Average Rental Equipment[1]	$218,466	$148,022	$70,444	48%
Average Rental Equipment on Rent	$153,580	$126,937	$26,643	21%
Average Monthly Total Yield[2]	2.44%	3.10%		-21%
Average Utilization[3]	70.3%	85.8%		-18%
Average Monthly Rental Rate[4]	3.48%	3.62%		-4%

Period End Rental Equipment[1]	$226,626	$156,256	$70,370	45%
Period End Utilization[3]	67.5%	86.4%		-22%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = Not meaningful.

Adler Tanks’ gross profit for the three months ended June 30, 2012 increased 10% to $12.7 million from $11.5 million for the same period in 2011. For the three months ended June 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues — Rental revenues increased $2.2 million, or 16%, compared to 2011, due to 21% higher average rental equipment on rent, partly offset by 4% lower average rental rates in 2012 as compared to 2011. The lower rental revenue increase of 16% compared to the 48% higher average rental equipment was primarily due to a significant amount of tanks that came off rent during the quarter in the Northeast region. This increase in off rent equipment was due to lower demand in the Marcellus gas shale region. As a percentage of rental revenues, depreciation was 18% and 14% in 2012 and 2011, respectively, and other direct costs were 10% in 2012 compared to 8% in 2011, which resulted in gross margin percentages of 72% and 78% in 2012 and 2011, respectively. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.8 million, or 7%, to $11.5 million in 2012.

•

Gross Profit on Rental Related Services — Rental related services revenues increased $1.3 million, or 45%, compared to 2011. The higher revenues, partly offset by lower gross margin percentage of 25% in 2012 compared to 28% in 2011 resulted in rental related services gross profit increasing 28% to $1.0 million in 2012.

For the three months ended June 30, 2012, selling and administrative expenses increased 43%, to $5.3 million from $3.7 million in the same period in 2011, primarily due to higher bad debt expense, higher allocated corporate expenses as Adler’s revenue grew at a higher rate compared to our other business segments and higher salary and benefit costs to support the continued expansion of Adler’s operations.

Six Months Ended June 30, 2012 Compared to

Six Months Ended June 30, 2011

Overview

Consolidated revenues for the six months ended June 30, 2012 increased 7%, to $162.7 million from $152.5 million for the same period in 2011. Consolidated net income for the six months ended June 30, 2012 decreased 3% to $20.4 million, from $21.0 million for the same period in 2011. Earnings per diluted share for the six months ended June 30, 2012 decreased 5% to $0.81 from $0.85 for the same period in 2011.

For the six months ended June 30, 2012, on a consolidated basis:

•

Gross profit increased $5.4 million, or 7%, to $80.6 million from $75.3 million for the same period in 2011. Adler Tanks gross profit increased 23% to $26.0 million from $21.2 million for the same period in 2011, primarily due to higher gross profit on rental, rental related services and sales revenues. TRS-RenTelco gross profit increased $1.8 million, or 7%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales and rental related services revenues. Gross profit of Mobile Modular decreased $1.9 million, or 7%, due to lower gross profit on sales, rental and rental related services revenues. Enviroplex gross profit increased $0.7 million, or 109%, primarily due to $2.8 million higher sales revenues.

•

Selling and administrative expenses increased 14% to $42.5 million from $37.2 million for the same period in 2011, primarily due to $2.0 million higher salary and employee benefit costs, $0.8 million higher depreciation expense and $0.6 million higher advertising expense.

•	Interest expense increased 33%, to $4.6 million, due to 20% higher average interest rates (3.0% in 2012 compared to 2.5% in 2011) and 13% higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 16%, 43% and 43%, respectively, compared to 26%, 39% and 38%, respectively, for the comparable 2011 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 2% in 2012 and negative 3% in 2011.

•	Adjusted EBITDA increased $2.7 million, or 4%, to $75.5 million compared to $72.8 million in 2011.

Mobile Modular

For the six months ended June 30, 2012, Mobile Modular’s total revenues decreased $3.0 million, or 5%, to $56.1 million compared to the same period in 2011, primarily due to lower sales and rental revenues, partly offset by higher rental related services revenues during the period. The revenue decrease together with lower gross margin on rental and rental related services and higher selling and administrative expenses, resulted in a 39% decrease in pre-tax income to $5.4 million for the six months ended June 30, 2012, from $9.0 million for the same period in 2011.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular — Six Months Ended 6/30/12 compared to Six Months Ended 6/30/11 (Unaudited)
(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$39,413	$39,566	$(153)	0%
Rental Related Services	12,200	11,321	879	8%

Rental Operations	51,613	50,887	726	1%
Sales	4,288	8,036	(3,748)	-47%
Other	234	205	29	14%

Total Revenues	56,135	59,128	(2,993)	-5%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	6,959	6,849	110	2%
Rental Related Services	9,925	8,673	1,252	14%
Other	11,647	11,390	257	2%

Total Direct Costs of Rental Operations	28,531	26,912	1,619	6%
Costs of Sales	3,099	5,787	(2,688)	-46%

Total Costs of Revenues	31,630	32,699	(1,069)	-3%

Gross Profit
Rental	20,807	21,327	(520)	-2%
Rental Related Services	2,275	2,648	(373)	-14%

Rental Operations	23,082	23,975	(893)	-4%
Sales	1,189	2,249	(1,060)	-47%
Other	234	205	29	14%

Total Gross Profit	24,505	26,429	(1,924)	-7%
Selling and Administrative Expenses	16,779	15,599	1,180	8%

Income from Operations	7,726	10,830	(3,104)	-29%
Interest Expense Allocation	2,294	1,854	440	24%

Pre-tax Income	$5,432	$8,976	$(3,544)	-39%

Other Information
Average Rental Equipment [1]	$518,756	$498,661	$20,095	4%
Average Rental Equipment on Rent	$343,333	$335,137	$8,196	2%
Average Monthly Total Yield [2]	1.27%	1.32%		-4%
Average Utilization [3]	66.2%	67.2%		-1%
Average Monthly Rental Rate [4]	1.91%	1.97%		-3%

Period End Rental Equipment [1]	$523,602	$501,916	$21,686	4%
Period End Utilization [3]	65.6%	67.7%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2012 decreased $1.9 million, to $24.5 million from $26.4 million for the same period in 2011. For the six months ended June 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues — Rental revenues decreased $0.2 million, primarily due to higher returns of classroom buildings compared to shipments in our education markets. The rental revenues decrease was due to 3% lower average monthly rental rates, partly offset by 2% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 18% in 2012 compared to 17% in 2011 and other direct costs were 29% in 2012 and 2011, which resulted in gross margin percentage of 53% in 2012 and 54% in 2011. The lower rental revenues, combined with lower rental margins, resulted in gross profit on rental revenues decreasing $0.5 million, or 2%, to $20.8 million from $21.3 million in 2011.

•

Gross Profit on Rental Related Services — Rental related services revenues increased $0.9 million, or 8%, compared to 2011. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery at Mobile Modular Portable Storage. The higher revenues, offset by lower gross margin percentage of 19% in 2012 compared to 23% in 2011, resulted in rental related services gross profit decreasing 14%, to $2.3 million from $2.6 million in 2011.

•

Gross Profit on Sales — Sales revenues decreased $3.7 million, or 47%, compared to 2011, which resulted in sales gross profit decreasing 47%, to $1.2 million from $2.2 million in 2011. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2012, selling and administrative expenses increased $1.2 million, or 8%, to $16.8 million from $15.6 million in the same period in 2011, primarily as a result higher salary and benefits costs, higher facility rent expense and higher advertising expense, primarily related to the expansion of our portable storage growth initiative.

TRS-RenTelco

For the six months ended June 30, 2012, TRS-RenTelco’s total revenues increased $1.0 million, or 2%, to $61.1 million compared to the same period in 2011, due to higher rental and rental related services revenues, partly offset by lower sales revenues. Pre-tax income increased $1.1 million, or 8%, to $14.5 million for the six months ended June 30, 2012 compared to $13.4 million for the same period in 2011, primarily due to higher gross profit on rental revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS–RenTelco — Six Months Ended 6/30/12 compared to Six Months Ended 6/30/11 (Unaudited)
(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$48,267	$45,611	$2,656	6%
Rental Related Services	1,684	1,402	282	20%

Rental Operations	49,951	47,013	2,938	6%
Sales	10,289	12,334	(2,045)	-17%
Other	862	828	34	4%

Total Revenues	61,102	60,175	927	2%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	18,610	18,836	(226)	-1%
Rental Related Services	1,749	1,158	591	51%
Other	6,599	6,575	24	0%

Total Direct Costs of Rental Operations	26,958	26,569	389	1%
Costs of Sales	5,302	6,562	(1,260)	-19%

Total Costs of Revenues	32,260	33,131	(871)	-3%

Gross Profit (Loss)
Rental	23,058	20,200	2,858	14%
Rental Related Services	(65)	244	(309)	-127%

Rental Operations	22,993	20,444	2,549	12%
Sales	4,987	5,772	(785)	-14%
Other	862	828	34	4%

Total Gross Profit	28,842	27,044	1,798	7%
Selling and Administrative Expenses	13,105	12,649	456	4%

Income from Operations	15,737	14,395	1,342	9%
Interest Expense Allocation	1,198	972	226	23%

Pre-tax Income	$14,539	$13,423	$1,116	8%

Other Information
Average Rental Equipment [1]	$263,324	$253,800	$9,524	4%
Average Rental Equipment on Rent	$173,441	$165,771	$7,670	5%
Average Monthly Total Yield [2]	3.07%	3.00%		2%
Average Utilization [3]	65.9%	65.3%		1%
Average Monthly Rental Rate [4]	4.66%	4.59%		2%

Period End Rental Equipment [1]	$269,714	$260,595	$9,119	3%
Period End Utilization [3]	65.7%	65.4%		0%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the six months ended June 30, 2012 increased $1.8 million, or 7%, to $28.8 million from $27.0 million for the same period in 2011. For the six months ended June 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues — Rental revenues increased $2.7 million, or 6%, with depreciation expenses decreasing $0.2 million, or 1%, and other direct costs flat at $6.6 million, resulting in increased gross profit on rental revenues of $2.9 million, or 14%, to $23.1 million. As a percentage of rental revenues, depreciation was 39% in 2012 compared to 41% in 2011 and other direct costs were 14% in 2012 and 15% in 2011, which resulted in a gross margin percentage of 48% in 2012 and 44% in 2011. The rental revenues increase was due to 5% higher average rental equipment on rent and 2% higher average monthly rental rates compared to 2011.

•

Gross Profit on Sales — Sales revenues decreased 17% to $10.3 million in 2012, compared to $12.3 million in 2011. Gross margin percentage was 48% in 2012, compared to 47% in 2011, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales decreasing $0.8 million, or 14%, to $5.0 million from $5.8 million in 2011. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2012, selling and administrative expenses increased 4%, to $13.1 million from $12.6 million in the same period in 2011, primarily due to increased salary and benefit costs.

Adler Tanks

For the six months ended June 30, 2012, Adler Tanks’ total revenues increased $9.4 million, or 30%, to $40.7 million compared to the same period in 2011, primarily due to higher rental and rental related services revenues during the period. The revenue increase, partly offset by lower gross margin on rental and rental related services revenues and higher selling and administrative expenses, resulted in pre-tax income of $14.5 million for the six months ended June 30, 2012, an increase of 10% compared to the pre-tax income for the same period in 2011.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks — Six Months Ended 6/30/12 compared to Six Months Ended 6/30/11 (Unaudited)
(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$32,229	$25,967	$6,262	24%
Rental Related Services	7,809	5,156	2,653	51%

Rental Operations	40,038	31,123	8,915	29%
Sales	636	103	533	nm
Other	60	67	(7)	-10%

Total Revenues	40,734	31,293	9,441	30%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	5,504	3,752	1,752	47%
Rental Related Services	5,890	4,049	1,841	45%
Other	2,912	2,240	672	30%

Total Direct Costs of Rental Operations	14,306	10,041	4,265	42%
Costs of Sales	424	75	349	nm

Total Costs of Revenues	14,730	10,116	4,614	46%

Gross Profit
Rental	23,813	19,975	3,838	19%
Rental Related Services	1,919	1,107	812	73%

Rental Operations	25,732	21,082	4,650	22%
Sales	212	28	184	nm
Other	60	67	(7)	-10%

Total Gross Profit	26,004	21,177	4,827	23%
Selling and Administrative Expenses	10,409	7,317	3,092	42%

Income from Operations	15,595	13,860	1,735	13%
Interest Expense Allocation	1,134	717	417	58%

Pre-tax Income	$14,461	$13,143	$1,318	10%

Other Information
Average Rental Equipment [1]	$209,808	$141,141	$68,667	49%
Average Rental Equipment on Rent	$153,784	$120,466	$33,318	28%
Average Monthly Total Yield [2]	2.56%	3.07%		-17%
Average Utilization [3]	73.3%	85.4%		-14%
Average Monthly Rental Rate [4]	3.49%	3.59%		-3%

Period End Rental Equipment [1]	$226,626	$156,256	$70,370	45%
Period End Utilization [3]	67.5%	86.4%		-22%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = Not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2012 increased 23% to $26.0 million from $21.2 million for the same period in 2011. For the six months ended June 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues — Rental revenues increased $6.3 million, or 24%, due to 28% higher average rental equipment on rent, partly offset by 3% lower average rental rates in 2012 as compared to 2011. The lower rental revenue increase of 24% compared to the 49% higher average rental equipment was primarily due to a significant amount of tanks that came off rent during the quarter in the Northeast region. This increase in off rent equipment was due to lower demand in the Marcellus gas shale region. As a percentage of rental revenues, depreciation was 17% and 14% in 2012 and 2011, respectively, and other direct costs were 9% in 2012 and 2011, which resulted in gross margin percentages of 74% in 2012 and 77% in 2011. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $3.8 million, or 19%, to $23.8 million in 2012.

•

Gross Profit on Rental Related Services — Rental related services revenues increased $2.7 million, or 51%, compared to 2011. The higher revenues and higher gross margin percentage of 25% in 2012 compared to 22% in 2011 resulted in rental related services gross profit increasing 73%, to $1.9 million from $1.1 million in 2011.

For the six months ended June 30, 2012, selling and administrative expenses increased 42%, to $10.4 million from $7.3 million in the same period in 2011, primarily due to higher allocated corporate expenses as Adler’s revenue grew at a higher rate compared to our other business segments, higher personnel and benefit costs to support the continued expansion of Adler’s operations and higher bad debt expense.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the six months ended June 30, 2012 compared to the same period in 2011 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $65.3 million compared to $71.4 million in 2011. The 9% decrease in net cash provided by operating activities was primarily attributable to the payment of a $6.1 million of income tax receivable that did not recur in 2012.

Cash Flows from Investing Activities: Net cash used in investing activities was $70.0 million in 2012, compared to $68.3 million in 2011. The $1.7 million increase was primarily due to $2.1 million higher purchases of rental equipment of $73.3 million in 2012, compared to $71.2 million in 2011 and $1.5 million lower proceeds from sale of used rental equipment, partly offset by $1.9 million lower purchases of property, plant and equipment in 2012.

Cash Flows from Financing Activities: Net cash provided by financing activities was $3.8 million in 2012, compared to net cash used in financing of $3.7 million in 2011. The $7.5 million change in net cash flows from financing activities was primarily due to $6.7 million lower net repayments on the Company’s bank lines of credit and senior notes and $1.3 million higher proceeds and excess tax benefit from the exercise of stock options.

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

Unsecured Revolving Lines of Credit

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaces the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services.

At June 30, 2012, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $208.0 million was outstanding, and had capacity to borrow up to an additional $222.0 million. The Amended Credit Facility contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2012, the actual ratio was 4.23 to 1.

•

Permit the Consolidated Leverage Ratio (as defined in the Amended Credit Facility) at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2012, the actual ratio was 1.88 to 1.

•

Permit Tangible Net Worth (as defined in the Amended Credit Facility) as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2012, such sum was $254.0 million and the actual Tangible Net Worth of the Company was $307.9 million.

At June 30, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2012, the actual ratio was 4.23 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2012, the actual ratio was 1.88 to 1.

•

Permit Tangible Net Worth (as defined in the Note Purchase Agreement), calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At June 30, 2012, such sum was $254.0 million and the actual Tangible Net Worth of the Company was $307.9 million.

At June 30, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the six months ended June 30, 2012 and 2011. As of June 30, 2012, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2011 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2011 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

At June 30, 2012, we had $39.6 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Senior Notes and our Amended Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.1 million per year for each 1% increase in the average interest rate we pay, based on the $208.0 million balance of variable rate debt outstanding at June 30, 2012. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2012, 55% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

TRS-RenTelco's revenues are derived from the rental and sale of general purpose, communications and environmental test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment rental and sales revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure and maintenance. Historically, these industries have been cyclical and have experienced periodic downturns, which can have a material adverse impact on the industry’s demand for equipment, including our rental electronic test equipment. In addition, the severity and length of any downturn in an industry may also affect overall access to capital, which could adversely affect our customers and result in excess inventory and impairment charges. During periods of reduced and declining demand for test equipment, we are exposed to additional receivable risk from non-payment and may need to rapidly align our cost structure with prevailing market conditions, which may negatively impact our operating results and cash flows.

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

The liquid and solid storage and containment rental industry is highly competitive. We compete against national, regional and local companies, including BakerCorp and Rain For Rent, both of which are significantly larger than we are and both of which have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.2	Credit Agreement dated as of June 15, 2012 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto, (Filed as exhibit 10.1 to the Company's Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)

4.2.1	Guaranty dated as of June 15, 2012 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders. (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)

4.3	$10,000,000 committed Credit Facility Letter Agreement between the Company and Union Bank, N.A., dated as of June 15, 2012. (Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)

4.3.1	$10,000,000 Credit Line Note, dated June 15, 2012, in favor of Union Bank, N.A. (Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2012	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer