Form 10-Q
period 2012-09-30
MCGRATH RENTCORP
filed 2012-11-01
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 24,809,073 shares of Registrant’s Common Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (collectively, “the Company”) as of September 30, 2012, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP
San Jose, California
November 1, 2012

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
REVENUES
Rental	$63,418	$60,964	$183,327	$172,108
Rental Related Services	13,010	10,737	34,703	28,616

Rental Operations	76,428	71,701	218,030	200,724
Sales	22,382	32,783	42,318	55,206
Other	620	388	1,776	1,488

Total Revenues	99,430	104,872	262,124	257,418

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	16,163	15,357	47,236	44,794
Rental Related Services	10,252	8,321	27,816	22,201
Other	12,698	10,274	33,856	30,479

Total Direct Costs of Rental Operations	39,113	33,952	108,908	97,474
Costs of Sales	16,677	23,622	28,961	37,392

Total Costs of Revenues	55,790	57,574	137,869	134,866

Gross Profit	43,640	47,298	124,255	122,552
Selling and Administrative Expenses	20,848	19,992	63,372	57,238

Income from Operations	22,792	27,306	60,883	65,314
Interest Expense	2,312	2,051	6,867	5,487

Income Before Provision for Income Taxes	20,480	25,255	54,016	59,827
Provision for Income Taxes	8,029	9,900	21,175	23,452

Net Income	$12,451	$15,355	$32,841	$36,375

Earnings Per Share:
Basic	$0.50	$0.63	$1.33	$1.50
Diluted	$0.50	$0.62	$1.31	$1.47
Shares Used in Per Share Calculation:
Basic	24,785	24,362	24,730	24,320
Diluted	25,106	24,719	25,133	24,702
Cash Dividends Declared Per Share	$0.235	$0.230	$0.705	$0.690

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands)	2012	2011
ASSETS
Cash	$362	$1,229
Accounts Receivable, net of allowance for doubtful accounts of $2,200 in 2012 and $1,500 in 2011	101,048	92,671

Rental Equipment, at cost:
Relocatable Modular Buildings	549,225	539,147
Electronic Test Equipment	274,300	258,586
Liquid and Solid Containment Tanks and Boxes	246,228	201,456

	1,069,753	999,189
Less Accumulated Depreciation	(350,117)	(326,043)

Rental Equipment, net	719,636	673,146

Property, Plant and Equipment, net	99,916	94,702
Prepaid Expenses and Other Assets	27,899	17,170
Intangible Assets, net	11,693	12,311
Goodwill	27,700	27,700

Total Assets	$988,254	$918,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$314,193	$296,500
Accounts Payable and Accrued Liabilities	61,615	58,854
Deferred Income	35,642	25,067
Deferred Income Taxes, net	221,046	205,366

Total Liabilities	632,496	585,787

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 24,809 shares in 2012 and 24,576 shares in 2011	82,449	74,878
Retained Earnings	273,309	258,264

Total Shareholders’ Equity	355,758	333,142

Total Liabilities and Shareholders’ Equity	$988,254	$918,929

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,841	$36,375
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	53,665	49,746
Provision for Doubtful Accounts	1,775	1,373
Non-Cash Stock-Based Compensation	3,154	3,709
Gain on Sale of Used Rental Equipment	(9,381)	(9,713)
Change In:
Accounts Receivable	(10,152)	(14,526)
Income Taxes Receivable	—	6,131
Prepaid Expenses and Other Assets	(10,729)	(109)
Accounts Payable and Accrued Liabilities	3,580	10,467
Deferred Income	10,575	1,641
Deferred Income Taxes	15,680	19,401

Net Cash Provided by Operating Activities	91,008	104,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(106,219)	(120,699)
Purchase of Property, Plant and Equipment	(11,025)	(15,181)
Proceeds from Sale of Used Rental Equipment	20,556	21,502

Net Cash Used in Investing Activities	(96,688)	(114,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	17,693	(64,067)
Borrowings Under Private Placement	—	100,000
Principal Payments on Senior Notes	—	(12,000)
Proceeds from the Exercise of Stock Options	3,572	1,848
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	844	408
Payment of Dividends	(17,296)	(16,644)

Net Cash Provided by Financing Activities	4,813	9,545

Net Decrease in Cash	(867)	(338)
Cash Balance, beginning of period	1,229	990

Cash Balance, end of period	$362	$652

Interest Paid, during the period	$5,854	$3,705

Net Income Taxes Paid (Refunds Received), during the period	$4,633	$(2,696)

Dividends Accrued During the period, not yet paid	$6,156	$5,772

Rental Equipment Acquisitions, not yet paid	$6,868	$5,545

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidation and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2012 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 29, 2012 for the year ended December 31, 2011 (the “2011 Annual Report”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Weighted-average number of shares of common stock for calculating basic earnings per share	24,785	24,362	24,730	24,320
Effect of potentially dilutive securities from equity-based compensation	321	357	403	382

Weighted-average number of shares of common stock for calculating diluted earnings per share	25,106	24,719	25,133	24,702

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Options to purchase shares of common stock	1,203	1,175	1,049	1,168

NOTE 3. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $10.3 million and $32.1 million during the three and nine months ended September 30, 2012, respectively, compared to $9.2 million and $18.3 million for the same periods in 2011, from Sabre Manufacturing, LLC (“Sabre”), which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. Amounts due to Sabre at September 30, 2012 and 2011 were $1.0 million and $0.4 million, respectively.

NOTE 4. NOTES PAYABLE

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaces the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The Amended Credit Facility contains customary covenants limiting the Company’s ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with others or dispose of assets, pay dividends or distributions, redeem or repurchase Company stock, change the nature of its business, and enter into transactions with affiliates. In addition, the Amended Credit Facility contains financial covenants requiring the Company to not permit: (1) the Consolidated Fixed Charge Coverage Ratio (all defined terms in this Note 4 not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility) as of the end of any fiscal quarter to be less than 2.50 to 1.00; (2) the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1.00; and (3) Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note under the Amended Credit facility in favor of Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The carrying value of Goodwill was $27,700 as of September 30, 2012 and December 31, 2011.

Changes in the carrying value of Intangible Assets were as follows:

(dollar amounts in thousands)	Estimated Useful Life	December 31,		September 30,
	In Years	2011	Amortization	2012
Trade name	Indefinite	$5,700	—	$5,700
Customer Relationships	11	9,100	—	9,100

		14,800	—	14,800
Less Accumulated Amortization		(2,489)	(618)	(3,107)

		$12,311	$(618)	$11,693

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended December 31, 2011. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at September 30, 2012 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2012 and $0.8 million in each of the fiscal years 2013 through 2017.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s 2011 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2012 and 2011 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,

2012
Rental Revenues	$59,414	$74,796	$49,117	$—	$183,327
Rental Related Services Revenues	19,427	2,831	12,445	—	34,703
Sales and Other Revenues	10,294	17,401	2,493	13,906	44,094
Total Revenues	89,135	95,028	64,055	13,906	262,124
Depreciation of Rental Equipment	10,437	28,280	8,519	—	47,236
Gross Profit	37,659	45,202	38,552	2,842	124,255
Selling and Administrative Expenses	25,317	19,315	15,347	3,393	63,372
Income (Loss) from Operations	12,342	25,887	23,205	(551)	60,883
Interest Expense (Income) Allocation	3,432	1,800	1,734	(99)	6,867
Income (Loss) before Provision for Income Taxes	8,910	24,087	21,471	(452)	54,016
Rental Equipment Acquisitions	16,787	41,082	47,288	—	105,157
Accounts Receivable, net (period end)	46,939	22,278	23,036	8,795	101,048
Rental Equipment, at cost (period end)	549,225	274,300	246,228	—	1,069,753
Rental Equipment, net book value (period end)	385,430	113,574	220,632	—	719,636
Utilization (period end) [2]	66.6%	64.2%	69.4%
Average Utilization [2]	66.3%	65.8%	72.0%

2011
Rental Revenues	$59,689	$70,370	$42,049	$—	$172,108
Rental Related Services Revenues	17,886	2,273	8,457	—	28,616
Sales and Other Revenues	16,835	19,103	341	20,415	56,694
Total Revenues	94,410	91,792	50,847	20,415	257,418
Depreciation of Rental Equipment	10,306	28,561	5,927	—	44,794
Gross Profit	40,970	41,515	35,053	5,014	122,552
Selling and Administrative Expenses	24,027	18,920	11,704	2,587	57,238
Income from Operations	16,943	22,595	23,349	2,427	65,314
Interest Expense (Income) Allocation	2,935	1,544	1,174	(166)	5,487
Income before Provision for Income Taxes	14,008	21,051	22,175	2,593	59,827
Rental Equipment Acquisitions	27,556	47,454	45,846	—	120,856
Accounts Receivable, net (period end)	45,199	22,409	18,839	3,194	89,641
Rental Equipment, at cost (period end)	534,109	266,354	178,805	—	979,268
Rental Equipment, net book value (period end)	381,669	110,444	163,741	—	655,854
Utilization (period end) [2]	67.0%	66.3%	90.5%
Average Utilization [2]	67.1%	65.4%	86.4%

1.	Gross Enviroplex sales revenues were $14,320 and $20,512 for the nine months ended September 30, 2012 and 2011, respectively, which includes inter-segment sales to Mobile Modular of $414 and $97, respectively, which have been eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2012 and 2011. Revenues from foreign country customers accounted for 10% and 7%, respectively, of the Company’s total revenues for the same periods.

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

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions division for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”).

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 3% of the Company’s total revenues in the nine months ended September 30, 2012. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida. The TRS-RenTelco segment includes the results of operations of TRS-Environmental, which represented less than 2% of the Company’s total revenues in the nine months ended September 30, 2012. TRS-Environmental commenced operations in 2008 and offers a wide variety of environmental monitoring, environmental sampling, and field and safety supplies for rent, lease or purchase. On July 2, 2012 the Company decided to exit the environmental test equipment rental business after concluding it would be unable to become a meaningfully profitable rental business. The plans for exiting the business include exploring a sale of the business in its entirety, or selling off the rental equipment assets while continuing to serve customers’ rental needs. The Company does not believe the exit of this business will have a significant impact on the Company’s condensed consolidated financial statements.

In the nine months ended September 30, 2012, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 16%, 45%, 40% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 24%, 35%, 37% and 4% for the same period in 2011. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 83% and 78% of consolidated revenues in the nine months ended September 30, 2012 and 2011, respectively. Of the total rental operations revenues for the nine months ended September 30, 2012, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 36%, 36% and 28%, respectively, compared to 39%, 36% and 25%, respectively, in the same period of 2011. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2012 and 2011, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 17% and 22%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2012 and 2011, Mobile Modular and Enviroplex together comprised 55% and 66%, respectively, and TRS-RenTelco comprised 39% and 34%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2012 were 6% of the Company’s total sales and other revenues and were not significant in 2011 . The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include non-cash stock-based compensation, depreciation and amortization of property, plant and equipment and intangible assets, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

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

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes as well as the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including stock-based compensation, is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Net Income	$12,451	$15,355	$32,841	$36,375	$46,068	$49,118
Provision for Income Taxes	8,029	9,900	21,175	23,452	29,179	30,975
Interest	2,312	2,051	6,867	5,487	8,986	7,026

Income from Operations	22,792	27,306	60,883	65,314	84,233	87,119
Depreciation and Amortization	18,326	17,110	53,665	49,746	71,314	66,054
Non-Cash Stock-Based Compensation	1,077	1,582	3,154	3,709	4,666	4,781

Adjusted EBITDA [1]	$42,195	$45,998	$117,702	$118,769	$160,213	$157,954

Adjusted EBITDA Margin [2]	42%	44%	45%	46%	46%	47%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Adjusted EBITDA [1]	$42,195	$45,998	$117,702	$118,769	$160,213	$157,954
Interest Paid	(1,238)	(1,048)	(5,854)	(3,705)	(9,025)	(5,481)
Net Income Taxes (Paid) Refunds Received	(1,417)	(902)	(4,633)	2,696	(5,849)	1,384
Gain on Sale of Used Rental Equipment	(3,413)	(3,217)	(9,381)	(9,713)	(12,112)	(13,296)
Change in certain assets and liabilities:
Accounts Receivable, net	(14,646)	(10,811)	(8,377)	(13,153)	(11,407)	(730)
Prepaid Expenses and Other Assets	(1,240)	8,712	(10,729)	(109)	(13,846)	1,536
Accounts Payable and Other Liabilities	(1,434)	(136)	1,705	8,069	(2,362)	4,289
Deferred Income	6,928	(5,550)	10,575	1,641	10,211	(6,710)

Net Cash Provided by Operating Activities	$25,735	$33,046	$91,008	$104,495	$115,823	$138,946

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s new unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital resources – Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital resources – 4.03% Senior Notes Due in 2018” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2012, the actual ratio was 4.11 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2012, the actual ratio was 1.96 to 1.

At September 30, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On October 5, 2012, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.235 per common share for the quarter ended September 30, 2012, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2012 Compared to

Three Months Ended September 30, 2011

Overview

Consolidated revenues for the three months ended September 30, 2012 decreased 5% to $99.4 million, from $105.0 million for the same period in 2011. Consolidated net income for the three months ended September 30, 2012 decreased 19% to $12.5 million, from $15.4 million for the same period in 2011. Earnings per diluted share for the three months ended September 30, 2012 decreased 19% to $0.50 from $0.62 for the same period in 2011.

For the three months ended September 30, 2012, on a consolidated basis:

•

Gross profit decreased $3.7 million, or 8%, to $43.6 million from $47.3 million for the same period in 2011. Enviroplex gross profit decreased $2.9 million, or 64%, due to lower sales revenues. Mobile Modular gross profit decreased $1.4 million, or 10%, due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services. Adler Tanks gross profit decreased $1.3 million, or 10%, due to lower gross profit on rental and rental related services revenues. TRS-RenTelco gross profit increased $1.9 million, or 13%, primarily due to higher gross profit on rental and sales revenues.

•	Selling and administrative expenses increased 4% to $20.8 million from $20.0 million in the same period in 2011, primarily due to $0.4 million higher depreciation expense.

•	Interest expense increased 13% to $2.3 million from $2.1 million in the same period in 2011, primarily due to 11% higher average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 17%, 47% and 34%, respectively, compared to 20%, 30% and 36%, respectively, for the comparable 2011 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 2%, compared to 14% in 2011.

•	Adjusted EBITDA decreased 8% to $42.2 million, compared to $46.0 million in 2011.

Mobile Modular

For the three months ended September 30, 2012, Mobile Modular’s total revenues decreased $2.3 million to $33.0 million compared to the same period in 2011, primarily due to lower sales and rental revenues, partly offset by higher rental related services revenues. The revenue decrease, together with lower margin on rental and sales revenues, resulted in a 31% decrease in pre-tax income to $3.5 million for the three months ended September 30, 2012, from $5.0 million for the same period in 2011.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Mobile Modular – Three Months Ended 9/30/12 compared to Three Months Ended 9/30/11 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$20,001	$20,123	$(122)	-1%
Rental Related Services	7,227	6,565	662	10%

Rental Operations	27,228	26,688	540	2%
Sales	5,661	8,485	(2,824)	-33%
Other	111	109	2	2%

Total Revenues	33,000	35,282	(2,282)	-6%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,478	3,457	21	1%
Rental Related Services	5,321	5,115	206	4%
Other	6,679	5,873	806	14%

Total Direct Costs of Rental Operations	15,478	14,445	1,033	7%
Costs of Sales	4,368	6,296	(1,928)	-31%

Total Costs of Revenues	19,846	20,741	(895)	-4%

Gross Profit
Rental	9,844	10,793	(949)	-9%
Rental Related Services	1,906	1,450	456	31%

Rental Operations	11,750	12,243	(493)	-4%
Sales	1,293	2,189	(896)	-41%
Other	111	109	2	2%

Total Gross Profit	13,154	14,541	(1,387)	-10%
Selling and Administrative Expenses	8,538	8,428	110	1%

Income from Operations	4,616	6,113	(1,497)	-24%
Interest Expense Allocation	1,138	1,081	57	5%

Pre-tax Income	$3,478	$5,032	$(1,554)	-31%

Other Information
Average Rental Equipment [1]	$526,534	$506,130	$20,404	4%
Average Rental Equipment on Rent	$348,579	$339,594	$8,985	3%
Average Monthly Total Yield [2]	1.26%	1.33%		-5%
Average Utilization [3]	66.2%	67.1%		-1%
Average Monthly Rental Rate [4]	1.91%	1.98%		-4%
Period End Rental Equipment [1]	$529,863	$508,669	$21,194	4%
Period End Utilization [3]	66.6%	67.0%		-1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2012 decreased 10%, to $13.2 million, from $14.5 million for the same period in 2011. For the three months ended September 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.1 million, or 1%, compared to 2011, primarily due to 4% lower average monthly rental rates in 2012 as compared to 2011, partly offset by 3% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in both 2012 and 2011, and other direct costs were 33% in 2012 compared to 29% in 2011, which resulted in gross margin percentages of 49% in 2012 and 54% in 2011. The lower rental margins and lower rental revenues resulted in gross profit on rental revenues decreasing $0.9 million, to $9.8 million in 2012.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.7 million, or 10%, compared to 2011. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The higher revenues, together with higher gross margin percentage of 26% in 2012 compared to 22% in 2011 resulted in rental related services gross profit increasing to $1.9 million in 2012 compared to $1.5 million in 2011.

•

Gross Profit on Sales – Sales revenues decreased $2.8 million, or 33%, compared to 2011. Lower sales revenues, together with a lower gross margin percentage of 23% in 2012 compared with 26% in 2011, due to lower margins on used equipment sales, resulted in gross profit on sales decreasing 41% to $1.3 million in 2012. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2012, selling and administrative expenses increased 1%, to $8.5 million from $8.4 million in the same period in 2011.

TRS-RenTelco

For the three months ended September 30, 2012, TRS-RenTelco’s total revenues increased $2.4 million, or 7%, to $33.9 million compared to the same period in 2011, primarily due to higher rental, rental related services and sales revenues. Pre-tax income increased 25% to $9.5 million for the three months ended September 30, 2012 from $7.6 million for the same period in 2011, primarily due to higher gross profit on rental, rental related services and sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

TRS-RenTelco – Three Months Ended 9/30/12 compared to Three Months Ended 9/30/11 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$26,529	$24,759	$1,770	7%
Rental Related Services	1,147	871	276	32%

Rental Operations	27,676	25,630	2,046	8%
Sales	5,803	5,699	104	2%
Other	447	242	205	85%

Total Revenues	33,926	31,571	2,355	7%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,670	9,725	(55)	-1%
Rental Related Services	949	856	93	11%
Other	3,938	3,327	611	18%

Total Direct Costs of Rental Operations	14,557	13,908	649	5%
Costs of Sales	3,009	3,192	(183)	-6%

Total Costs of Revenues	17,566	17,100	466	3%

Gross Profit
Rental	12,921	11,707	1,214	10%
Rental Related Services	198	15	183	nm

Rental Operations	13,119	11,722	1,397	12%
Sales	2,794	2,507	287	11%
Other	447	242	205	85%

Total Gross Profit	16,360	14,471	1,889	13%
Selling and Administrative Expenses	6,210	6,271	(61)	-1%

Income from Operations	10,150	8,200	1,950	24%
Interest Expense Allocation	602	572	30	5%

Pre-tax Income	$9,548	$7,628	$1,920	25%

Other Information
Average Rental Equipment [1]	$271,983	$264,980	$7,003	3%
Average Rental Equipment on Rent	$178,646	$173,439	$5,207	3%
Average Monthly Total Yield [2]	3.25%	3.11%		5%
Average Utilization [3]	65.7%	65.5%		0%
Average Monthly Rental Rate [4]	4.95%	4.76%		4%
Period End Rental Equipment [1]	$273,646	$268,351	$5,295	2%
Period End Utilization [3]	64.2%	66.3%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2012 increased 13% to $16.4 million from $14.5 million for the same period in 2011. For the three months ended September 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.8 million, or 7%, as compared to 2011, with depreciation expense decreasing $0.1 million, or 1%, resulting in increased gross profit on rental revenues of $1.2 million, or 10%, to $12.9 million as compared to 2011. As a percentage of rental revenues, depreciation was 36% in 2012 compared to 39% in 2011 and other direct costs were 15% in 2012 compared to 14% in 2011, which resulted in a gross margin percentage of 49% in 2012 and 47% in 2011. The rental revenues increase was due to 3% higher average rental equipment on rent and 4% higher average monthly rental rates in 2012 as compared to 2011.

•

Gross Profit on Sales – Sales revenues increased 2% to $5.8 million in 2012, primarily due to higher new equipment sales. Gross margin percentage was 48% in 2012, compared to 44% in 2011, primarily due to higher margins on used equipment sales resulting in gross profit on sales increasing 11% to $2.8 million. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2012, selling and administrative expenses decreased 1%, to $6.2 million from $6.3 million in the same period in 2011.

Adler Tanks

For the three months ended September 30, 2012, Adler Tanks’ total revenues increased $3.8 million, or 19%, to $23.3 million compared to the same period in 2011, due to higher rental, rental related services and sales revenues. The revenue increase, offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in a $2.0 million decrease in pre-tax income to $7.0 million for the three months ended September 30, 2012, compared to the same period in 2011.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Adler Tanks – Three Months Ended 9/30/12 compared to Three Months Ended 9/30/11 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$16,888	$16,082	$806	5%
Rental Related Services	4,636	3,301	1,335	40%

Rental Operations	21,524	19,383	2,141	11%
Sales	1,735	134	1,601	nm
Other	62	37	25	68%

Total Revenues	23,321	19,554	3,767	19%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,015	2,175	840	39%
Rental Related Services	3,982	2,350	1,632	69%
Other	2,081	1,074	1,007	94%

Total Direct Costs of Rental Operations	9,078	5,599	3,479	62%
Costs of Sales	1,695	79	1,616	nm

Total Costs of Revenues	10,773	5,678	5,095	90%

Gross Profit
Rental	11,792	12,833	(1,041)	-8%
Rental Related Services	654	951	(297)	-31%

Rental Operations	12,446	13,784	(1,338)	-10%
Sales	40	55	(15)	-27%
Other	62	37	25	68%

Total Gross Profit	12,548	13,876	(1,328)	-10%
Selling and Administrative Expenses	4,938	4,387	551	13%

Income from Operations	7,610	9,489	(1,879)	-20%
Interest Expense Allocation	600	457	143	31%

Pre-tax Income	$7,010	$9,032	$(2,022)	-22%

Other Information
Average Rental Equipment [1]	$231,955	$164,415	$67,540	41%
Average Rental Equipment on Rent	$159,791	$144,728	$15,063	10%
Average Monthly Total Yield [2]	2.43%	3.26%		-25%
Average Utilization [3]	68.9%	88.0%		-22%
Average Monthly Rental Rate [4]	3.52%	3.70%		-5%
Period End Rental Equipment [1]	$238,738	$173,926	$64,812	37%
Period End Utilization [3]	69.4%	90.5%		-23%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = Not meaningful.

Adler Tanks’ gross profit for the three months ended September 30, 2012 decreased 10% to $12.5 million from $13.9 million for the same period in 2011. For the three months ended September 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.8 million, or 5%, compared to 2011, due to 10% higher average rental equipment on rent, partly offset by 5% lower average rental rates in 2012 as compared to 2011. The lower rental revenue increase of 5% compared to the 41% higher average rental equipment was primarily due to a significant amount of tanks that came off rent during the second quarter 2012 in the Northeast region. This increase in off rent equipment was due to lower demand in the Marcellus gas shale region. As a percentage of rental revenues, depreciation was 18% and 14% in 2012 and 2011, respectively, and other direct costs were 12% in 2012 compared to 7% in 2011, which resulted in gross margin percentages of 70% and 80% in 2012 and 2011, respectively. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $1.0 million, or 8%, to $11.8 million in 2012.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.3 million, or 40%, compared to 2011. The higher revenues, offset by lower gross margin percentage of 14% in 2012 compared to 29% in 2011 resulted in rental related services gross profit decreasing 31% to $0.7 million in 2012.

For the three months ended September 30, 2012, selling and administrative expenses increased 13%, to $4.9 million from $4.4 million in the same period in 2011, primarily due to higher allocated corporate expenses as Adler’s revenue grew at a higher rate compared to our other business segments and higher salary and benefit costs to support the continued expansion of Adler’s operations.

Nine Months Ended September 30, 2012 Compared to

Nine Months Ended September 30, 2011

Overview

Consolidated revenues for the nine months ended September 30, 2012 increased 2%, to $262.1 million from $257.5 million for the same period in 2011. Consolidated net income for the nine months ended September 30, 2012 decreased 10% to $32.8 million, from $36.4 million for the same period in 2011. Earnings per diluted share for the nine months ended September 30, 2012 decreased 11% to $1.31 from $1.47 for the same period in 2011.

For the nine months ended September 30, 2012, on a consolidated basis:

•

Gross profit increased $1.7 million, or 1%, to $124.3 million from $122.6 million for the same period in 2011. TRS-RenTelco gross profit increased $3.7 million, or 9%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales. Adler Tanks gross profit increased $3.5 million, or 10%, to $38.6 million from $35.1 million for the same period in 2011, primarily due to higher gross profit on rental and rental related services revenues. Enviroplex gross profit decreased $2.2 million, or 43%, primarily due to $6.5 million lower sales revenues. Gross profit of Mobile Modular decreased $3.3 million, or 8%, due to lower gross profit on sales and rental revenues.

•

Selling and administrative expenses increased 11% to $63.4 million from $57.2 million for the same period in 2011, primarily due to $2.0 million higher salary and employee benefit costs, $1.2 million higher depreciation expense and $0.6 million higher advertising expense.

•	Interest expense increased 25%, to $6.9 million, due to 14% higher average debt levels of the Company and 11% higher average interest rates (3.0% in 2012 compared to 2.7% in 2011).

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 16%, 45% and 40%, respectively, compared to 24%, 35% and 37%, respectively, for the comparable 2011 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% in 2012 and 4% in 2011.

•	Adjusted EBITDA decreased $1.1 million, or 1%, to $117.7 million compared to $118.8 million in 2011.

Mobile Modular

For the nine months ended September 30, 2012, Mobile Modular’s total revenues decreased $5.3 million, or 6%, to $89.1 million compared to the same period in 2011, primarily due to lower sales and rental revenues, partly offset by higher rental related services revenues during the period. The revenue decrease together with lower gross margins on rental and sales revenues and higher selling and administrative expenses, resulted in a 36% decrease in pre-tax income to $8.9 million for the nine months ended September 30, 2012, from $14.0 million for the same period in 2011.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Mobile Modular – Nine Months Ended 9/30/12 compared to Nine Months Ended 9/30/11 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$59,414	$59,689	$(275)	0%
Rental Related Services	19,427	17,886	1,541	9%

Rental Operations	78,841	77,575	1,266	2%
Sales	9,949	16,521	(6,572)	-40%
Other	345	314	31	10%

Total Revenues	89,135	94,410	(5,275)	-6%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,437	10,306	131	1%
Rental Related Services	15,246	13,788	1,458	11%
Other	18,326	17,263	1,063	6%

Total Direct Costs of Rental Operations	44,009	41,357	2,652	6%
Costs of Sales	7,467	12,083	(4,616)	-38%

Total Costs of Revenues	51,476	53,440	(1,964)	-4%

Gross Profit
Rental	30,651	32,120	(1,469)	-5%
Rental Related Services	4,181	4,098	83	2%

Rental Operations	34,832	36,218	(1,386)	-4%
Sales	2,482	4,438	(1,956)	-44%
Other	345	314	31	10%

Total Gross Profit	37,659	40,970	(3,311)	-8%
Selling and Administrative Expenses	25,317	24,027	1,290	5%

Income from Operations	12,342	16,943	(4,601)	-27%
Interest Expense Allocation	3,432	2,935	497	17%

Pre-tax Income	$8,910	$14,008	$(5,098)	-36%

Other Information
Average Rental Equipment [1]	$521,382	$501,323	$20,059	4%
Average Rental Equipment on Rent	$345,415	$336,468	$8,947	3%
Average Monthly Total Yield [2]	1.27%	1.32%		-4%
Average Utilization [3]	66.3%	67.1%		-1%
Average Monthly Rental Rate [4]	1.91%	1.97%		-3%
Period End Rental Equipment [1]	$529,863	$508,669	$21,194	4%
Period End Utilization [3]	66.6%	67.0%		-1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2012 decreased $3.3 million, to $37.7 million from $41.0 million for the same period in 2011. For the nine months ended September 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.3 million, primarily due to higher returns of classroom buildings compared to shipments in our education markets, partly offset by higher revenue from Mobile Modular Portable Storage. The rental revenues decrease was due to 3% lower average monthly rental rates, partly offset by 3% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 18% in 2012 compared to 17% in 2011 and other direct costs were 31% in 2012 and 29% in 2011, which resulted in gross margin percentage of 52% in 2012 and 54% in 2011. The lower rental revenues, combined with lower rental margins, resulted in gross profit on rental revenues decreasing $1.5 million, or 5%, to $30.7 million from $32.1 million in 2011.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.5 million, or 9%, compared to 2011. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery at Mobile Modular Portable Storage. The higher revenues, partly offset by lower gross margin percentage of 22% in 2012 compared to 23% in 2011, resulted in rental related services gross profit increasing 2%, to $4.2 million from $4.1 million in 2011.

•

Gross Profit on Sales – Sales revenues decreased $6.6 million, or 40%, compared to 2011, which resulted in sales gross profit decreasing 44%, to $2.5 million from $4.4 million in 2011. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2012, selling and administrative expenses increased $1.3 million, or 5%, to $25.3 million from $24.0 million in the same period in 2011, primarily due to higher salary and benefits costs, higher facility rent expense and higher advertising expense, primarily related to the expansion of our portable storage growth initiative.

TRS-RenTelco

For the nine months ended September 30, 2012, TRS-RenTelco’s total revenues increased $3.3 million, or 4%, to $95.0 million compared to the same period in 2011, due to higher rental and rental related services revenues, partly offset by lower sales revenues. Pre-tax income increased $3.0 million, or 14%, to $24.1 million for the nine months ended September 30, 2012 compared to $21.1 million for the same period in 2011, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales and rental related services revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

TRS-RenTelco – Nine Months Ended 9/30/12 compared to Nine Months Ended 9/30/11 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$74,796	$70,370	$4,426	6%
Rental Related Services	2,831	2,273	558	25%

Rental Operations	77,627	72,643	4,984	7%
Sales	16,092	18,033	(1,941)	-11%
Other	1,309	1,070	239	22%

Total Revenues	95,028	91,746	3,282	4%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	28,280	28,561	(281)	-1%
Rental Related Services	2,698	2,014	684	34%
Other	10,537	9,902	635	6%

Total Direct Costs of Rental Operations	41,515	40,477	1,038	3%
Costs of Sales	8,311	9,754	(1,443)	-15%

Total Costs of Revenues	49,826	50,231	(405)	-1%

Gross Profit
Rental	35,979	31,907	4,072	13%
Rental Related Services	133	259	(126)	-49%

Rental Operations	36,112	32,166	3,946	12%
Sales	7,781	8,279	(498)	-6%
Other	1,309	1,070	239	22%

Total Gross Profit	45,202	41,515	3,687	9%
Selling and Administrative Expenses	19,315	18,920	395	2%

Income from Operations	25,887	22,595	3,292	15%
Interest Expense Allocation	1,800	1,544	256	17%

Pre-tax Income	$24,087	$21,051	$3,036	14%

Other Information
Average Rental Equipment [1]	$266,148	$257,593	$8,555	3%
Average Rental Equipment on Rent	$175,140	$168,379	$6,761	4%
Average Monthly Total Yield [2]	3.13%	3.04%		3%
Average Utilization [3]	65.8%	65.4%		1%
Average Monthly Rental Rate [4]	4.76%	4.64%		3%
Period End Rental Equipment [1]	$273,464	$268,351	$5,113	2%
Period End Utilization [3]	64.2%	66.3%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2012 increased $3.7 million, or 9%, to $45.2 million from $41.6 million for the same period in 2011. For the nine months ended September 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.4 million, or 6%, with depreciation expenses decreasing $0.3 million, or 1%, and other direct costs increasing $0.6 million, or 6%, resulting in increased gross profit on rental revenues of $4.1 million, or 13%, to $36.0 million. As a percentage of rental revenues, depreciation was 38% in 2012 compared to 41% in 2011 and other direct costs were 14% in 2012 and 2011, which resulted in a gross margin percentage of 48% in 2012 and 45% in 2011. The rental revenues increase was due to 4% higher average rental equipment on rent and 3% higher average monthly rental rates compared to 2011.

•

Gross Profit on Sales – Sales revenues decreased 11% to $16.1 million in 2012, compared to $18.0 million in 2011. Gross margin percentage was 48% in 2012, compared to 46% in 2011, primarily due to higher gross margin on used equipment sales resulting in gross profit on sales decreasing $0.5 million, or 6%, to $7.8 million from $8.3 million in 2011. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2012, selling and administrative expenses increased 2%, to $19.3 million from $18.9 million in the same period in 2011, primarily due to higher allocated corporate expenses.

Adler Tanks

For the nine months ended September 30, 2012, Adler Tanks’ total revenues increased $13.2 million, or 26%, to $64.1 million compared to the same period in 2011, primarily due to higher rental, rental related services and sales revenues during the period. The revenue increase and higher gross margin on rental and rental related services revenues, offset by higher selling and administrative expenses, resulted in pre-tax income of $21.5 million for the nine months ended September 30, 2012, a decrease of 3% compared to the pre-tax income for the same period in 2011.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Adler Tanks – Nine Months Ended 9/30/12 compared to Nine Months Ended 9/30/11 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$49,117	$42,049	$7,068	17%
Rental Related Services	12,445	8,457	3,988	47%

Rental Operations	61,562	50,506	11,056	22%
Sales	2,371	237	2,134	nm
Other	122	104	18	17%

Total Revenues	64,055	50,847	13,208	26%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	8,519	5,927	2,592	44%
Rental Related Services	9,872	6,399	3,473	54%
Other	4,993	3,314	1,679	51%

Total Direct Costs of Rental Operations	23,384	15,640	7,744	50%
Costs of Sales	2,119	154	1,965	nm

Total Costs of Revenues	25,503	15,794	9,709	61%

Gross Profit
Rental	35,605	32,808	2,797	9%
Rental Related Services	2,573	2,058	515	25%

Rental Operations	38,178	34,866	3,312	9%
Sales	252	83	169	nm
Other	122	104	18	17%

Total Gross Profit	38,552	35,053	3,499	10%
Selling and Administrative Expenses	15,347	11,704	3,643	31%

Income from Operations	23,205	23,349	(144)	-1%
Interest Expense Allocation	1,734	1,174	560	48%

Pre-tax Income	$21,471	$22,175	$(704)	-3%

Other Information
Average Rental Equipment [1]	$216,985	$148,939	$68,046	46%
Average Rental Equipment on Rent	$156,271	$128,721	$27,550	21%
Average Monthly Total Yield [2]	2.52%	3.14%		-20%
Average Utilization [3]	72.0%	86.4%		-17%
Average Monthly Rental Rate [4]	3.49%	3.63%		-4%
Period End Rental Equipment [1]	$238,738	$173,926	$64,812	37%
Period End Utilization [3]	69.4%	90.5%		-23%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = Not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2012 increased 10% to $38.6 million from $35.1 million for the same period in 2011. For the nine months ended September 30, 2012 compared to the same period in 2011:

•

Gross Profit on Rental Revenues – Rental revenues increased $7.1 million, or 17%, due to 21% higher average rental equipment on rent, partly offset by 4% lower average rental rates in 2012 as compared to 2011. The lower rental revenue increase of 17% compared to the 46% higher average rental equipment was primarily due to a significant amount of tanks that came off rent during the second quarter 2012 in the Northeast region. This increase in off rent equipment was due to lower demand in the Marcellus gas shale region. As a percentage of rental revenues, depreciation was 17% and 14% in 2012 and 2011, respectively, and other direct costs were 10% in 2012 and 8% in 2011, which resulted in gross margin percentages of 73% in 2012 and 78% in 2011. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $2.8 million, or 9%, to $35.6 million in 2012.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.0 million, or 47%, compared to 2011. The higher revenues, partly offset by lower gross margin percentage of 21% in 2012 compared to 24% in 2011 resulted in rental related services gross profit increasing 25%, to $2.6 million from $2.1 million in 2011.

For the nine months ended September 30, 2012, selling and administrative expenses increased 31%, to $15.3 million from $11.7 million in the same period in 2011, primarily due to higher allocated corporate expenses as Adler’s revenue grew at a higher rate compared to our other business segments, higher personnel and benefit costs to support the continued expansion of Adler’s operations, and higher marketing and bad debt expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the nine months ended September 30, 2012 compared to the same period in 2011 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $91.0 million compared to $104.5 million in 2011. The 13% decrease in net cash provided by operating activities was primarily attributable to the payments of a $6.1 million of income tax receivable in 2011 that did not recur in 2012, $4.4 million lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $96.7 million in 2012, compared to $114.4 million in 2011. The $17.7 million decrease was primarily due to $14.5 million lower purchases of rental equipment of $106.2 million in 2012, compared to $120.7 million in 2011, $4.2 million lower purchases of property, plant and equipment and $1.0 million lower proceeds from sale of used rental equipment in 2012.

Cash Flows from Financing Activities: Net cash provided by financing activities was $4.8 million in 2012, compared to $9.5 million in 2011. The $4.7 million change in net cash flows from financing activities was primarily due to $6.2 million lower net repayments on the Company’s bank lines of credit and senior notes and $2.2 million higher proceeds and excess tax benefit from the exercise of stock options.

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

At September 30, 2012, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $214.2 million was outstanding, and had capacity to borrow up to an additional $215.8 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terns used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2012, the actual ratio was 4.11 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2012, the actual ratio was 1.96 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2012, such sum was $257.5 million and the actual Tangible Net Worth of the Company was $316.4 million.

At September 30, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2012, the actual ratio was 4.11 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2012, the actual ratio was 1.96 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At September 30, 2012, such sum was $257.5 million and the actual Tangible Net Worth of the Company was $316.4 million.

At September 30, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2011 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2011 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2012, we had $39.4 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our routine business activities exposes us to risk of litigation from employees, vendors and other third parties, which could have a material adverse effect on our results of operations.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $3.1 million per year for each 1% increase in the average interest rate we pay, based on the $314.2 million balance of variable rate debt outstanding at September 30, 2012. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of September 30, 2012, 57% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Many of our rental transactions are short-term in nature with pricing established on a daily basis. The length of time that a customer needs equipment can often be difficult to determine and can be impacted by a number of factors such as weather, customer funding and project delays. In addition, our equipment is primarily used in the oil and gas, industrial plant services, environmental remediation and infrastructure construction industries. Changes in the economic conditions facing any of those industries could result in a significant number of units returning off rent, both for us and our competitors.

If the supply of rental equipment available on the market significantly increases due to units coming off rent, demand for and pricing of our rental products could be adversely impacted. We may experience delays in remarketing our off-rent units to new customers and incur cost to move the units to other regions where demand is stronger. Actions in these circumstances by our competitors may also depress the market price for rental units. These delays and price pressures would adversely affect equipment utilization levels and total revenues, which would reduce our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2012		MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer