Form 10-K
period 2012-12-31
MCGRATH RENTCORP
filed 2013-02-22
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 29, 2012): $611,476,370.

As of February 22, 2013, 24,930,569 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2013 Annual Meeting of Shareholders to be held on June 12, 2013 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2012, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 86

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

The Company is a diversified business to business rental company with three rental divisions: relocatable modular buildings, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: (1) our modular building and portable storage rental division (“Mobile Modular”); (2) our electronic test equipment rental division (“TRS-RenTelco”); (3) our wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) our wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The Mobile Modular business segment includes Mobile Modular Portable Storage, which represented approximately 3% of the Company’s 2012 total revenues.

No single customer accounted for more than 10% of total revenues during 2012, 2011 and 2010. Revenue from foreign country customers accounted for 9%, 8% and 9% of the Company’s revenues for the same periods, respectively.

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

•

All of the Company’s rental products have long useful lives relative to the typical rental term. Modular buildings (“modulars”) have an estimated life of eighteen years compared to the typical rental term of twelve to twenty-four months, electronic test equipment has an estimated life range of one to eight years (depending on the type of product) compared to a typical rental term of one to six months, and liquid and solid containment tanks and boxes have an estimated life of twenty years compared to typical rental terms of one to six months.

•

We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental inventory. For modulars the original investment is recovered in approximately seven years, and in approximately three years for both electronic test equipment and liquid and solid containment tanks and boxes.

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

Employees

As of December 31, 2012, the Company had 760 employees, of whom 80 were primarily administrative and executive personnel, with 398, 135, 115 and 32 in the operations of Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of our principal suppliers are affiliated with the Company. During 2012, Mobile Modular purchased 38% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Market

Management estimates relocatable modular building rental is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $4.0 billion. Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C. Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the lack of state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care services. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate offices, and California, Texas and Florida regional sales and inventory center offices are housed in various sizes of modular units.

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

At December 31, 2012, Mobile Modular owned 36,961 new or previously rented modulars and portable storage containers with an aggregate cost of $551.1 million including accessories, or an average cost per unit of $14,910. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2012, fleet utilization was 66.7% and average fleet utilization during 2012 was 66.4%. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 3% of the Company’s 2012 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits turnover of older units. During 2012 Mobile Modular’s largest sale represented approximately 12% of Mobile Modular’s sales, 2% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms, Williams Scotsman International, Inc. and Modspace, Inc., are engaged in the rental of modulars, have many offices throughout the country and we believe may have greater financial and other resources than Mobile Modular. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, Texas, Florida, North Carolina, Georgia,

Virginia, Maryland and Washington, D.C. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company’s facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management’s goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2012	2011	2010	2009	2008
Modular Rental Revenues (Mobile Modular)	40%	44%	48%	51%	51%
Modular Sales Revenues (Mobile Modular & Enviroplex)	52%	33%	54%	64%	60%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	44%	40%	49%	54%	54%
Consolidated Rental and Sales Revenues[1]	16%	16%	22%	28%	30%
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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located in Grapevine, Texas (the Dallas facility) and Dollard-des-Ormeaux, Canada (the Montreal facility). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2012, the original cost of electronic test equipment inventory was comprised of 63% general-purpose electronic test equipment and 37% communications electronic test equipment.

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

Communications test equipment, including fiber optic test equipment, is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, to install fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. These instruments are rented primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers. To date, Agilent has manufactured a significant portion of TRS-RenTelco’s communications test equipment, with the remainder acquired from over 40 other manufacturers.

TRS-RenTelco’s general purpose test equipment rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications test equipment rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. Agilent Technologies and Tektronix manufacture the majority of TRS-RenTelco’s general purpose test equipment with the remainder acquired from over 60 other manufacturers. TRS-RenTelco also occasionally rents electronic test equipment from other rental companies and re-rents the equipment to customers.

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

Asset Management - TRS-RenTelco’s rental equipment inventory is serviced by an ISO 9001-2008 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customers’ needs. TRS-RenTelco’s team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle. The Company believes this enables it to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment. TRS-RenTelco strives to maintain strong relationships with equipment manufacturers, which enables it to leverage those relationships to gain rental opportunities.

Customer Service—The Company believes that its focus on providing excellent service to its customers provides a competitive advantage. TRS-RenTelco strives to provide exemplary service to fulfill its commitments to its customers. TRS-RenTelco prides itself in providing solutions to meet customers’ needs by having equipment available and responding quickly and thoroughly to their requests. TRS-RenTelco’s sophisticated in-house laboratory ensures the equipment is fully functional and meets its customers’ delivery requirements. Service needs of TRS-RenTelco’s customers are supported 24 hours a day, 7 days a week by its customer care specialists. TRS-RenTelco’s goal is to provide service beyond its customers’ expectations, which, the Company believes, results in customer loyalty and repeat business.

Market

Electronic test equipment rental is a market which we estimate has equipment on rent worldwide or available for rent with an aggregate original cost in excess of $1 billion. There is a broad customer base for the rental of such instruments, including aerospace, communications, defense, electrical contractor, electronics, industrial, installer contractor, network systems and research companies.

TRS-RenTelco markets its electronic test equipment throughout the United States, Canada, and, to a limited extent, other countries. TRS-RenTelco attracts customers through its outside sales force, website at www.TRS-RenTelco.com, telemarketing program, trade show participation, paid electronic search and electronic mail campaigns. A key part of the sales process is TRS-RenTelco’s knowledgeable inside sales engineering team that effectively matches test equipment solutions to meet specific customer’s requirements.

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

At December 31, 2012, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $266.9 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 64.1% as of December 31, 2012 and averaged 65.8% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. In 2012, approximately 20% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2012 represented approximately 14% of electronic test equipment sales, 6% of the Company’s consolidated sales and 1% of consolidated revenues.

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

Expertise and Customer Service – The Company believes that Adler Tanks has highly experienced operating management and branch employees. Adler Tanks employees are knowledgeable about the operation of its rental equipment and customer applications. Adler Tanks believes that it provides a superior level of customer service due to its strong relationship building skills and the quality of its responsiveness.

Asset Management – The Company believes that Adler Tanks markets a high quality, well constructed and well maintained rental product. The Company depreciates its tanks and boxes over a 20 year estimated useful life to 0% residual value. We believe that if maintained, older tanks and boxes will continue to produce similar rental rates as newer equipment. The fleet’s utilization is regionally optimized by understanding customer demand, expected returns and manufacturer’s production capacity.

Market

Liquid and solid containment equipment rental is a market in the U.S., which we estimate has approximately $1.4 billion of annual rental revenues. There are a large and diverse number of market segments including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services.

The tank and box rental products that Adler Tanks builds may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer. Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 67.5% at December 31, 2012 and averaged 71.5% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies. Some of our national competitors, notably BakerCorp and Rain For Rent, are significantly larger than we are and may have greater financial and other resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability. We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

OPERATING SEGMENTS

For segment information regarding the Company’s four operating segments: Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, see “Note 11. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2012	2011	2010	2009	2008
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$79,518	$79,969	$82,648	$92,331	$103,236
Rental Related Services	25,775	24,063	22,947	25,174	31,484

Total Modular Rental Operations	105,293	104,032	105,595	117,505	134,720

Sales—Mobile Modular	14,026	20,152	20,685	25,201	25,796
Sales—Enviroplex	23,823	20,788	11,695	7,419	19,484

Total Modular Sales	37,849	40,940	32,380	32,621	45,280

Other	448	425	432	581	543

Total Modular Revenues	$143,590	$145,397	$138,407	$150,706	$180,543

Percentage of Rental Revenues	32.0%	34.0%	41.2%	49.5%	52.3%
Percentage of Total Revenues	39.4%	42.4%	47.5%	54.7%	59.3%
Rental Equipment, at cost (year-end)	$551,101	$539,147	$514,548	$504,018	$503,678
Rental Equipment, net book value (year-end)	$384,813	$383,621	$369,195	$367,939	$376,606
Number of Units (year-end)	36,961	35,639	32,644	29,074	28,373
Utilization (year-end)[1]	66.7%	67.3%	67.2%	69.0%	81.0%
Average Utilization[1]	66.4%	67.1%	67.7%	73.4%	81.6%
Average Rental Equipment, at cost[2]	$524,084	$504,276	$491,364	$478,764	$461,848
Annual Yield on Average Rental Equipment, at cost	15.2%	15.9%	16.8%	19.3%	22.4%
Gross Margin on Rental Revenues	52.6%	55.3%	55.4%	64.8%	63.2%
Gross Margin on Sales	24.6%	26.3%	23.5%	24.2%	26.5%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$101,645	$95,694	$82,540	$75,500	$92,982
Rental Related Services	3,673	3,133	2,240	1,970	2,024

Total Electronics Rental Operations	105,318	98,827	84,780	77,470	95,006
Sales	26,192	25,164	21,443	20,586	24,948
Other	1,663	1,324	1,539	2,048	1,308

Total Electronics Revenues	$133,173	$125,315	$107,762	$100,104	$121,262

Percentage of Rental Revenues	40.9%	40.7%	41.1%	40.5%	47.1%
Percentage of Total Revenues	36.6%	36.6%	37.0%	36.2%	40.1%
Rental Equipment, at cost (year-end)	$266,934	$258,586	$250,125	$239,152	$255,778
Rental Equipment, net book value (year-end)	$107,999	$105,565	$98,444	$101,902	$129,573
Utilization (year-end)[1]	64.1%	67.1%	64.3%	63.1%	64.0%
Average Utilization[1]	65.8%	66.0%	66.0%	61.5%	68.1%
Average Rental Equipment, at cost[3]	$266,912	$258,995	$244,425	$247,743	$250,173
Annual Yield on Average Rental Equipment, at cost	38.1%	36.9%	33.8%	30.5%	37.2%
Gross Margin on Rental Revenues	48.9%	46.4%	39.9%	31.6%	40.3%
Gross Margin on Sales	40.3%	44.0%	40.9%	33.0%	33.8%

Product Highlights (Continued)
(dollar amounts in thousands)	Year Ended December 31,
	2012	2011	2010	2009	2008

Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)[4]
Revenues
Rental	$67,281	$59,243	$35,427	$18,611	$1,018
Rental Related Services	17,472	12,290	9,515	6,208	572

Total Tanks and Boxes Rental Operations	84,753	71,533	44,942	24,819	1,590
Sales	2,403	278	232	170	176
Other	155	147	57	34	—

Total Tanks and Boxes Revenues	$87,311	$71,958	$45,231	$25,023	$1,766

Percentage of Rental Revenues	27.1%	25.2%	17.7%	10.0%	0.5%
Percentage of Total Revenues	24.0%	21.0%	15.5%	9.1%	0.6%
Rental Equipment, at cost (year-end)	$254,810	$201,456	$133,095	$80,916	$46,288
Rental Equipment, net book value (year-end)	$226,041	$183,960	$123,941	$77,397	$46,059
Utilization (year-end)[1]	67.5%	79.8%	84.9%	67.6%	70.3%
Average Utilization[1]	71.5%	86.2%	76.0%	62.9%	n/a
Average Rental Equipment, at cost[2]	$223,673	$157,917	$101,263	$59,276	n/a
Annual Yield on Average Rental Equipment, at cost	30.1%	37.5%	35.0%	31.4%	n/a
Gross Margin on Rental Revenues	70.7%	78.0%	71.8%	66.4%	66.3%
Gross Margin on Sales	10.2%	-13.4%	22.2%	2.9%	4.5%

Total Revenues	$364,074	$342,670	$291,400	$275,833	$303,571
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average Rental Equipment, at cost, for electronics excludes accessory equipment.
4	Represents Adler Tanks’ results since its acquisition on December 11, 2008.

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

Demand for our rental products depends on continued industrial and business activity and state government funding. The effects of the recent credit crisis and economic recession in the U.S. and general global economic downturn have had and may continue to have an adverse effect on our customers, including local school districts that are subject to budgetary constraints, which has resulted and could continue to result in decreased demand for the products we rent. The U.S. economy continues to experience some weakness following a severe credit crisis and recession. While the U.S. economy has emerged from the recession, if the economy experiences another recession, reduced demand for our rental products and deflation could increase price competition and could have a material adverse effect on our revenue and profitability. In 2012 we experienced decreased demand and lower pricing in our California modular operations.

The continuing instability in the global financial system may also have an impact on our business and our financial condition. General economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources—Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations; maintaining acceptable standards, controls, procedures and policies; integrating personnel with disparate business backgrounds; combining different corporate cultures; and the impairment of relationships with employees and customers as a result of any integration of new management and other personnel. In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use, to the extent available, a substantial portion of our Amended Credit Facility. If we increase the amount borrowed against our available credit line, we would increase the risk of breaching the covenants under our credit facilities with our lenders. In addition, it would limit our ability to make other investments, or we may be required to seek additional debt or equity financing. Any of these items could adversely affect our results of operations.

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2012, we had $39.2 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

If we do not effectively manage our credit risk, collect on our accounts receivable or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally sell to customers on 30-day terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and have averaged over the last five years less than 1% of total revenues. If economic conditions deteriorate, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Our fastest growing business segments, notably Adler, may have increased credit risks as we increase the number of new customers and markets served. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment. If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

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

The nature of our business also subjects us to property damage and product liability claims, especially in connection with our modular buildings and tank and box rental businesses. Although we maintain liability coverage that we believe is commercially reasonable, an unusually large property damage or product liability claim or a series of claims could exceed our insurance coverage or result in damage to our reputation.

Our routine business activities exposes us to risk of litigation from employees, vendors and other third parties, which could have a material adverse effect on our results of operations.

We may be subject to claims arising from disputes with employees, vendors and other third parties in the normal course of our business; these risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle any such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. Even if the outcome of a claim proves favorable to us, litigation can be time consuming and costly and may divert management resources. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by California law. We maintain directors’ and officers’ liability insurance that we believe is commercially reasonable in connection with such obligations, but if our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits and/or exceed the coverage of such policies.

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

The agreements governing our Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources—4.03% Senior Note due 2018”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay, based on the $202.0 million balance of variable rate debt outstanding at December 31, 2012. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands, making our future earnings less predictable.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as the organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, D.C., recent expansion into the portable storage business and our expansion in 2008 into the liquid and solid containment business. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of future tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2012 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As with conventional construction, typically new codes and regulations are not retroactively applied. Nonetheless, new governmental regulations in these or other areas may increase our acquisition cost of new rental equipment, limit the use of or make obsolete some of our existing equipment, or increase our costs of rental operations.

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

Over the past several years, we have expanded our modular operations in North Carolina, Georgia, Maryland, Virginia and Washington, D.C. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion in new markets may be affected by local economic and market conditions. Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

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

As of December 31, 2012, 59% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2012, Mobile Modular purchased 38% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life to become shorter, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products and the introduction of new technologies, and we acquire equipment that will be marketable to our current and prospective customers. However, any prolonged economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes to our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges, which may negatively impact operating results and cash flows.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues and long-lived assets. In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue. Over time, we anticipate the amount of our international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

•	international political, economic and legal conditions including tariffs and trade barriers;

•	our ability to comply with customs, anti-corruption, import/export and other trade compliance regulations, together with any unexpected changes in such regulations;

•	greater difficulty in our ability to recover rental equipment and obtain payment of the related trade receivables;

•	additional costs to establish and maintain international subsidiaries and related operations;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	difficulty with the integration of foreign operations;

•	longer payment cycles;

•	currency fluctuations; and

•	potential adverse tax consequences.

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

Our rental tanks and boxes are used by our customers to store non-hazardous and certain hazardous liquids on the customer’s site. Our customers are generally responsible for proper operation of our tank and box rental equipment while on rent and returning a cleaned and undamaged container upon completion of use, but exceptions may be granted and we cannot always assure that these responsibilities are fully met in all cases. Although we require the customer to carry commercial general liability insurance in a minimum amount of $5,000,000, such policies often contain pollution exclusions and other exceptions. Furthermore, we cannot be certain our liability insurance will always be sufficient. In addition, if an accident were to occur involving our rental equipment or a spill of substances were to occur when the tank or box was in transport or on rent with our customer, a claim could be made against us as owner of the rental equipment.

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

We believe that in recent years growing demand related to hydraulic fracturing has increased the total market size and accounted for approximately one third or more of total market rental revenue in 2012. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2012.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Mobile Modular
Livermore, California1, 2, [6]	137.2	7,680	53,440	61,120
Mira Loma, California[6]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[6]	122.5	8,400	95,902	104,302
Charlotte, North Carolina[7]	—	2,640	—	2,640
Lexington, North Carolina[8]	5.0	—	—	—
Perris, California[4]	6.0	—	—	—
San Diego, California[5]	2.5
Grand Prairie, Texas[6]	29.0
San Antonio, Texas[6]	35.0
TRS-RenTelco
Grapevine, Texas[9]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[8]	—	12,500	—	12,500
Adler Tanks
South Plainfield, New Jersey	3.5	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Mokena, Illinois	11.4	13,800	—	13,800
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076

	507.7	164,379	424,620	588,999

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices, modulars and Adler Tanks branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through June 2014.

3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2018 and 19,929 square feet are leased to a third party through November 2013.
4	This facility is leased on a month to month basis.
5	This facility is leased through August 2013.
6	Adler Tanks also operates out of this facility.
7	This facility is leased through November 2013.
8	This facility is leased through December 2013.
9	This facility is leased through November 2018.

ITEM 3.	LEGAL PROCEEDINGS.

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

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2012				2011
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$29.46	$27.64	$32.54	$33.35	$29.65	$29.08	$28.73	$28.24
Low	$24.38	$22.93	$23.74	$28.56	$22.31	$21.61	$24.61	$24.76
Close	$29.10	$26.09	$26.50	$32.11	$28.99	$23.79	$28.08	$27.27
Dividends Declared	$0.235	$0.235	$0.235	$0.235	$0.230	$0.230	$0.230	$0.230

As of February 22, 2013, the Company’s common stock was held by approximately 50 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2012 and 2011 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions as authorized by the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2012 or 2011. As of February 22, 2013, 2,000,000 shares remain authorized for repurchase under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2012 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8 Financial Statements and Supplementary Data and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation”.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Operations Data
Revenues
Rental	$248,444	$234,906	$200,615	$186,442	$197,236
Rental Related Services	46,920	39,486	34,702	33,352	34,080

Rental Operations	295,364	274,392	235,317	219,794	231,316
Sales	66,444	66,382	54,055	53,376	70,404
Other	2,266	1,896	2,028	2,663	1,851

Total Revenues	364,074	342,670	291,400	275,833	303,571

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	63,819	60,187	56,399	57,215	57,115
Rental Related Services	37,207	30,692	26,542	25,271	24,728
Other	45,581	39,859	40,007	33,147	36,661

Total Direct Costs of Rental Operations	146,607	130,738	122,948	115,633	118,504
Costs of Sales	49,173	45,141	37,637	38,695	49,917

Total Costs of Revenues	195,780	175,879	160,585	154,328	168,421

Gross Profit	168,294	166,791	130,815	121,505	135,150
Selling and Administrative Expenses	86,278	78,127	65,579	60,426	57,471

Income from Operations	82,016	88,664	65,236	61,079	77,679
Interest Expense	9,149	7,606	6,186	7,105	9,977

Income before Provision for Income Taxes	72,867	81,058	59,050	53,974	67,702
Provision for Income Taxes	28,090	31,456	22,571	20,649	26,498

Net Income	$44,777	$49,602	$36,479	$33,325	$41,204

Earnings Per Share:
Basic	$1.80	$2.04	$1.52	$1.40	$1.74
Diluted	$1.78	$2.00	$1.50	$1.40	$1.72
Shares Used in Per Share Calculations:
Basic	24,759	24,349	23,944	23,745	23,740
Diluted	25,156	24,760	24,289	23,869	23,944

Balance Sheet Data (at period end)
Rental Equipment, at cost	$1,072,845	$999,189	$897,768	$824,086	$805,744
Rental Equipment, net	$718,853	$673,146	$591,580	$550,220	$552,238
Total Assets	$972,446	$918,929	$813,562	$757,936	$784,497
Notes Payable	$302,000	$296,500	$265,640	$247,334	$305,500
Shareholders’ Equity	$364,738	$333,142	$294,977	$267,413	$249,880
Shares Issued and Outstanding	24,931	24,576	24,235	23,795	23,709
Book Value Per Share	$14.63	$13.56	$12.17	$11.24	$10.54
Debt (Total Liabilities) to Equity	1.67	1.76	1.76	1.83	2.11
Debt (Notes Payable) to Equity	0.83	0.89	0.90	0.92	1.22
Return on Average Equity	12.7%	16.0%	13.0%	12.7%	17.1%
Cash Dividends Declared Per Common Share	$0.94	$0.92	$0.90	$0.88	$0.80

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2012	2011	2010	2009	2008
Net Income	$44,777	$49,602	$36,479	$33,325	$41,204
Provision for Income Taxes	28,090	31,456	22,571	20,649	26,498
Interest Expense	9,149	7,606	6,186	7,105	9,977

Income from Operations	82,016	88,664	65,236	61,079	77,679
Depreciation and Amortization	72,476	67,395	62,577	63,130	60,416
Non-Cash Stock-Based Compensation	3,840	5,221	4,227	3,598	3,766

Adjusted EBITDA[1]	$158,332	$161,280	$132,040	$127,807	$141,861

Adjusted EBITDA Margin[2]	43%	47%	45%	46%	47%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2012	2011	2010	2009	2008
Adjusted EBITDA[1]	$158,332	$161,280	$132,040	$127,807	$141,861
Interest Paid	(9,107)	(6,877)	(6,306)	(7,412)	(10,073)
Net Income Taxes (Paid) Refunds Received	(5,842)	1,480	(9,342)	3,321	(4,581)
Gain on Sale of Used Rental Equipment	(12,389)	(12,444)	(11,728)	(10,892)	(11,185)
Change in certain assets and liabilities:
Accounts Receivable, net	(415)	(16,183)	(5,891)	15,510	(13,341)
Prepaid Expenses and Other Assets	(2,337)	(3,226)	296	4,079	(2,475)
Accounts Payable and Other Liabilities	(3,717)	4,004	2,483	(6,702)	(575)
Deferred Income	1,857	1,277	(954)	(3,311)	(893)

Net Cash Provided by Operating Activities	$126,382	$129,311	$100,598	$122,400	$98,738

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash stock-based compensation and non-cash impairment charges.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources—Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources—4.03% Senior Notes Due in 2018”). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources—4.03% Senior Notes Due in 2018”) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2012, the actual ratio was 4.04 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2012, the actual ratio was 1.91 to 1.

At December 31, 2012, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2012, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 18%, 46%, 37% and negative 1%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 24%, 36%, 38% and 2%, respectively, for 2011. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates its revenues primarily from the rental of its equipment on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and certain other service revenues negotiated as part of the lease agreements with customers and related costs are recognized on a straight-line basis over the terms of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customers. Sales revenues are less predictable and can fluctuate from period to period depending on customer demands and requirements. Generally, rental revenues recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds are usually above its net book value.

The Company’s rental operations include rental and rental related services revenues which comprised approximately 81% of the Company’s total revenues in 2012 and total revenues for the three years ended December 31, 2012. Over the past three years modulars comprised approximately 39%, electronic test equipment comprised approximately 36% and tanks and boxes comprised approximately 25% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modular, electronic test equipment and tanks and boxes have comprised approximately 19% of the Company’s consolidated revenues in 2012 and over the last three years. During these three years, modulars comprised approximately 58%, electronics comprised approximately 40% and tanks and boxes comprised approximately 2% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 16%, 16% and 22% of the Company’s consolidated rental and sales revenues for 2012, 2011 and 2010, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

Selling and administrative expenses primarily include personnel and benefit costs, which includes non-cash stock-based compensation, depreciation and amortization of property, plant and equipment and intangible assets, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Related Party Transactions

The Company acquired liquid and solid containment tanks totaling $38.3 million and $30.3 million, during the years ended December 31, 2012 and 2011, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, during 2011, the Company leased two operating facilities and received certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.2 million in 2011. Amounts due to aforementioned related parties at December 31, 2012 and 2011 were $1.0 million and $3.0 million, respectively.

Recent Developments

In February 2013, the Company announced that its board of directors declared a cash dividend of $0.24 per common share for the quarter ended March 31, 2013, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years 2012–2010	Year Ended December 31,			2012 over 2011	2011 over 2010
		2012	2011	2010
Revenues
Rental	69%	68%	69%	69%	6%	17%
Rental Related Services	12	13	12	12	19	14

Rental Operations	81	81	81	81	8	17
Sales	19	18	19	19	—	23
Other	—	1	—	—	20	-7

Total Revenues	100	100	100	100	6	18

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	18	18	18	19	6	7
Rental Related Services	9	10	9	9	21	16
Other	13	12	11	14	14	—

Total Direct Costs of Rental Operations	40	40	38	42	12	6
Cost of Sales	13	14	13	13	9	20

Total Costs	53	54	51	55	11	10

Gross Profit	47	46	49	45	1	28
Selling and Administrative	23	23	23	23	10	19

Income from Operations	24	23	26	22	-7	36
Interest Expense	3	3	2	2	20	23

Income before Provision for Income Taxes	21	20	24	20	-10	37
Provision for Income Taxes	8	8	10	7	-11	39

Net Income	13%	12%	14%	13%	-10%	36%

Twelve Months Ended December 31, 2012 Compared to

Twelve Months Ended December 31, 2011

Overview

The Company’s total revenues in 2012 increased 6%, to $364.1 million from $342.7 million in 2011. The Company’s total net income in 2012 decreased 10%, to $44.8 million, or $1.78 per diluted share, from $49.6 million, or $2.00 per diluted share, in 2011. The Company’s year over year total revenue increase was primarily due to higher rental and rental related services revenues as more fully described below.

For 2012 compared to 2011, on a consolidated basis,

•

Gross profit increased $1.5 million, or 1%, to $168.3 million. TRS-RenTelco’s gross profit increased $5.0 million, or 9%, due to higher gross profit on rental revenues, partly offset by lower gross profit on sales revenues. Adler Tanks’ gross profit increased $1.5 million, or 3%, due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $1.8 million primarily due to lower gross margins. Mobile Modular’s gross profit decreased $3.2 million, or 6%, due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues.

•

Selling and administrative expenses increased $8.2 million, or 10% to $86.3 million, primarily due to $2.4 million higher bad debt expense, $1.6 million higher salary and employee benefit costs, $1.1 million higher depreciation expense, $0.7 higher facility rent expense and $0.5 million higher advertising expense.

•

Interest expense increased $1.5 million, or 20%, to $9.1 million, primarily due to 9% higher average debt levels of the Company and 11% higher net average interest rates (3.0% in 2012 compared to 2.7% in 2011).

•

Pretax income contribution was 46%, 37% and 18% by TRS-RenTelco, Adler Tanks and Mobile Modular, respectively, in 2012, compared to 36%, 39% and 23%, respectively, in 2011. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% in 2012 compared to 2% percent in 2011.

•

Provision for income taxes resulted in an effective tax rate of 38.6%, down from 38.8% in 2011. Looking forward, the Company estimates an effective tax rate of 39.2% in 2013, based on the expected revenue distribution by state. However, there can be no assurance that such expected revenue distribution by state will be achieved, which could cause the Company’s effective tax rate to change.

•

Adjusted EBITDA decreased $2.9 million, or 2%, to $158.3 million compared to $161.3 million in 2011. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash stock-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

Mobile Modular

For 2012, Mobile Modular’s total revenues decreased $4.8 million, or 4%, to $119.8 million compared to 2011, primarily due to lower sales and rental revenues, partly offset by higher rental related services revenues. The revenue decrease, together with lower gross margin on rental revenues, higher selling and administrative expenses and higher interest expense, resulted in a decrease in pre-tax income of $5.6 million, or 29%, to $13.4 million in 2012.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2012 compared to 2011
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$79,518	$79,969	$(451)	-1%
Rental Related Services	25,775	24,063	1,712	7%

Rental Operations	105,293	104,032	1,261	1%
Sales	14,026	20,152	(6,126)	-30%
Other	448	425	23	5%

Total Revenues	119,767	124,609	(4,842)	-4%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	13,942	13,780	162	1%
Rental Related Services	19,492	18,835	657	3%
Other	23,735	21,940	1,795	8%

Total Direct Costs of Rental Operations	57,169	54,555	2,614	5%
Costs of Sales	10,576	14,861	(4,285)	-29%

Total Costs of Revenues	67,745	69,416	(1,671)	-2%

Gross Profit
Rental	41,841	44,249	(2,408)	-5%
Rental Related Services	6,283	5,228	1,055	20%

Rental Operations	48,124	49,477	(1,353)	-3%
Sales	3,450	5,291	(1,841)	-35%
Other	448	425	23	5%

Total Gross Profit	52,022	55,193	(3,171)	-6%
Selling and Administrative Expenses	34,032	32,131	1,901	6%

Income from Operations	17,990	23,062	(5,072)	-22%
Interest Expense Allocation	4,547	4,036	511	13%

Pre-tax Income	$13,443	$19,026	$(5,583)	-29%

Other Information
Average Rental Equipment[1]	$524,084	$504,276	$19,808	4%
Average Rental Equipment on Rent[1]	$347,981	$338,546	$9,435	3%
Average Monthly Total Yield[2]	1.26%	1.32%		-5%
Average Utilization[3]	66.4%	67.1%		-1%
Average Monthly Rental Rate[4]	1.90%	1.97%		-4%
Period End Rental Equipment[1]	$534,158	$516,281	$17,877	3%
Period End Utilization[3]	66.7%	67.3%		-1%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2012 decreased $3.2 million to $52.0 million from $55.2 million in 2011. For the year ended December 31, 2012 compared to the year ended December 31, 2011:

•

Gross Profit on Rental Revenues—Rental revenues decreased $0.5 million, or 1%, compared to 2011, due to 4% lower average monthly rental rates, partly offset by 3% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 17% in 2012 and 2011 and other direct costs were 30% in 2012 and 28% in 2011, which resulted in gross margin percentage of 53% in 2012 compared to 55% in 2011. The lower rental revenues, together with lower rental margins, resulted in gross profit on rental revenues decreasing $2.4 million, or 5%, to $41.8 million from $44.2 million in 2011.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $1.7 million, or 7%, compared to 2011. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues and higher gross margin percentage of 24% in 2012 compared to 22% in 2011 resulted in rental related services gross profit increasing $1.1 million, or 20%, to $6.3 million from $5.2 million in 2011.

•

Gross Profit on Sales—Sales revenues decreased $6.1 million, or 30%, compared to 2011 and gross profit decreased $1.8 million, or 35%, primarily due to lower new equipment sales revenues and lower gross margins on sales of used equipment in 2012. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2012, Mobile Modular’s selling and administrative expenses increased $1.9 million, or 6%, to $34.0 million from $32.1 million in 2011, primarily due to higher salary and employee benefit costs, higher facility rent expense and higher advertising expense, primarily related to the expansion of our portable storage growth initiative.

TRS-RenTelco

For 2012, TRS-RenTelco’s total revenues increased $7.9 million, or 6%, to $133.2 million compared to 2011, primarily due to higher rental and sales revenues. Pre-tax income increased $4.6 million to $33.6 million for 2012 from $29.0 million for 2011, primarily due to higher gross profit on rental revenues.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2012 compared to 2011
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$101,645	$95,694	$5,951	6%
Rental Related Services	3,673	3,133	540	17%

Rental Operations	105,318	98,827	6,491	7%
Sales	26,192	25,164	1,028	4%
Other	1,663	1,324	339	26%

Total Revenues	133,173	125,315	7,858	6%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	38,174	38,039	135	0%
Rental Related Services	3,456	2,848	608	21%
Other	13,811	13,272	539	4%

Total Direct Costs of Rental Operations	55,441	54,159	1,282	2%
Costs of Sales	15,649	14,087	1,562	11%

Total Costs of Revenues	71,090	68,246	2,844	4%

Gross Profit
Rental	49,660	44,383	5,277	12%
Rental Related Services	217	285	(68)	-24%

Rental Operations	49,877	44,668	5,209	12%
Sales	10,543	11,077	(534)	-5%
Other	1,663	1,324	339	26%

Total Gross Profit	62,083	57,069	5,014	9%
Selling and Administrative Expenses	26,068	25,921	147	1%

Income from Operations	36,015	31,148	4,867	16%
Interest Expense Allocation	2,384	2,124	260	12%

Pre-tax Income	$33,631	$29,024	$4,607	16%

Other Information
Average Rental Equipment[1]	$266,912	$258,995	$7,917	3%
Average Rental Equipment on Rent[1]	$175,659	$171,034	$4,625	3%
Average Monthly Total Yield[2]	3.18%	3.08%		3%
Average Utilization[3]	65.8%	66.0%		0%
Average Monthly Rental Rate[4]	4.83%	4.66%		4%
Period End Rental Equipment[1]	$266,456	$258,439	$8,017	3%
Period End Utilization[3]	64.1%	67.1%		-4%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2012 increased 9% to $62.1 million from $57.1 million in 2011. For the year ended December 31, 2012 compared to the year ended December 31, 2011:

•

Gross Profit on Rental Revenues—Rental revenues increased $6.0 million, or 6%, partly offset by depreciation expense increasing $0.1 million, and other direct costs increasing $0.5 million, or 4%, resulting in an increase in gross profit on rental revenues of $5.3 million, or 12%, to $49.7 million in 2012. As a percentage of rental revenues, depreciation was 38% in 2012 compared to 40% in 2011 and other direct costs was 14% in 2012 and 2011, which resulted in gross margin percentage of 49% in 2012 compared to 46% in 2011. The rental revenues increase was due to 4% higher average monthly rental rates and 3% higher average rental equipment on rent.

•

Gross Profit on Sales—Sales revenues increased $1.0 million, or 4%, compared to 2011. Gross margin percentage was 40% in 2012, compared to 44% in 2011, primarily due to lower gross margin on new and used equipment sales resulting in gross profit on sales decreasing 5%, to $10.5 million from $11.1 million in 2011. TRS-RenTelco’s used equipment sales revenues includes the November 2, 2012 sale of the Company’s TRS-Environmental rental assets for $3.7 million, which resulted in a $0.4 million loss. The sale was a result of the Company’s July 2, 2012 decision to exit the environmental test equipment rental business. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2012, TRS-RenTelco’s selling and administrative expenses increased $0.2 million, or 1%, to $26.1 million from $25.9 million in 2011, primarily due to higher allocated corporate expenses.

Adler Tanks

For 2012, Adler Tanks’ total revenues increased $15.4 million, or 21%, to $87.3 million compared to 2011, primarily due to higher rental, rental related services and sales revenues during 2012. The revenue increase and higher gross margin on sales, offset by higher selling and administrative expenses and lower gross margin on rental and rental related services revenues resulted in a pre-tax income decrease of $4.6 million, or 15%, to $26.7 million for the year ended December 31, 2012.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks—2012 compared to 2011
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Revenues
Rental	$67,281	$59,243	$8,038	14%
Rental Related Services	17,472	12,290	5,182	42%

Rental Operations	84,753	71,533	13,320	18%
Sales	2,403	278	2,125	nm
Other	155	147	8	5%

Total Revenues	87,311	71,958	15,353	21%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	11,703	8,368	3,335	40%
Rental Related Services	14,259	9,009	5,250	58%
Other	8,035	4,647	3,388	73%

Total Direct Costs of Rental Operations	33,997	22,024	11,973	54%
Costs of Sales	2,157	315	1,842	nm

Total Costs of Revenues	36,154	22,339	13,815	62%

Gross Profit (Loss)
Rental	47,543	46,228	1,315	3%
Rental Related Services	3,213	3,281	(68)	-2%

Rental Operations	50,756	49,509	1,247	3%
Sales	246	(37)	283	nm
Other	155	147	8	5%

Total Gross Profit	51,157	49,619	1,538	3%
Selling and Administrative Expenses	22,101	16,698	5,403	32%

Income from Operations	29,056	32,921	(3,865)	-12%
Interest Expense Allocation	2,350	1,659	691	42%

Pre-tax Income	$26,706	$31,262	$(4,556)	-15%

Other Information
Average Rental Equipment[1]	$223,673	$157,917	$65,756	42%
Average Rental Equipment on Rent[1]	$159,957	$136,170	$23,787	17%
Average Monthly Total Yield[2]	2.51%	3.13%		-20%
Average Utilization[3]	71.5%	86.2%		-17%
Average Monthly Rental Rate[4]	3.50%	3.63%		-4%
Period End Rental Equipment[1]	$248,900	$193,854	$55,046	28%
Period End Utilization[3]	67.5%	79.8%		-15%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for 2012 increased $1.5 million, or 3%, to $51.2 million from $49.6 million for the same period in 2011. For the year ended December 31, 2012 compared to year ended December 31, 2011:

•

Gross Profit on Rental Revenues—Rental revenues increased $8.0 million, or 14%, due to 17% higher average rental equipment on rent, partly offset by 4% lower average rental rates in 2012 as compared to 2011. The lower rental revenue increase of 14% compared to the 42% higher average rental equipment was primarily due to a significant amount of tanks that came off rent during the second quarter 2012 in the Northeast region. This increase in off rent equipment was due to lower demand in the Marcellus gas shale region. As a percentage of rental revenues, depreciation was 17% and 14% in 2012 and 2011, respectively, and other direct costs were 12% in 2012 and 8% in 2011, which resulted in gross margin percentages of 71% in 2012 and 78% in 2011. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $1.3 million, or 3%, to $47.5 million in 2012.

•

Gross Profit on Rental Related Services—Adler Tanks’ rental related services revenues increased $5.2 million, or 42%, compared to 2011. The higher revenues, offset by lower gross margin percentage of 18% in 2012 compared to 27% in 2011 resulted in rental related services gross profit decreasing $0.1 million, or 2%, to $3.2 million from $3.3 million in 2011.

For 2012, Adler Tanks’ selling and administrative expenses increased $5.4 million, or 32%, to $22.1 million from $16.7 million in the same period in 2011, primarily due to higher bad debt expenses, higher allocated corporate expenses as Adler’s revenues grew at a higher rate compared to our other business segments, higher personnel and benefit costs to support the continued expansion of Adler’s operations and higher marketing expenses.

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

•

Interest expense increased $1.4 million, to $7.6 million from $6.2 million in 2010 primarily due to higher average debt levels of the Company and higher net average interest rates (2.7% in 2011 compared to 2.4% in 2010).

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

•

Gross Profit on Rental Related Services—Mobile Modular’s rental related services revenues increased $1.1 million, or 5%, compared to 2010. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to changes in the mix of leases and the amortization of associated service revenues in 2011 as compared to 2010 and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues offset by lower gross margin percentage of 22% in 2011 compared to 25% in 2010, resulted in rental related services gross profit decreasing $0.6 million, or 10%, to $5.2 million from $5.8 million in 2010.

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

TRS-RenTelco’s gross profit for 2011 increased 31% to $57.1 million from $43.5 million in 2010. For the year ended December 31, 2011 compared to the year ended December 31, 2010:

•

Gross Profit on Rental Revenues—TRS-RenTelco’s rental revenues increased $13.2 million, or 16%, with depreciation expense increasing $1.0 million, or 3%, and other direct costs increasing $0.7 million, or 5%, resulting in an increase of $11.4 million, or 35%, in gross profit on rental revenues to $44.4 million in 2011. As a percentage of rental revenues, depreciation was 40% in 2011 compared to 45% in 2010 and other direct costs was 14% in 2011 compared to 15% in 2010, which resulted in a gross margin percentage of 46% in 2011 compared to 40% in 2010. The rental revenues increase was due to 9% higher average monthly rental rates and 6% higher average rental equipment on rent.

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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2012 as compared to 2011 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $126.4 million for 2012 as compared to $129.3 million in 2011. The $2.9 million decrease in net cash provided by operating activities was primarily attributable to the receipt of a $6.1 million income tax receivable in 2011 that did not recur in 2012 and lower income from operations, partly offset by other balance sheet changes.

Cash Flows from Investing Activities:    Net cash used in investing activities was $115.0 million for 2012 as compared to $143.7 million in 2011. The $28.7 million decrease in net cash used in investing activities was primarily due to $23.2 million lower purchases of rental equipment of $131.8 million in 2012, compared to $155.0 million in 2011, $3.0 million lower purchase of property, plant and equipment and $2.5 million higher proceeds from sales of used rental equipment in 2012.

Cash Flows from Financing Activities:    Net cash used in financing activities was $11.0 million in 2012 as compared to net cash provided by financing activities of $14.6 million in 2011. The $25.6 million change in net cash flow from financing activities was primarily due to borrowings and repayments on the Company’s bank lines of credit and $0.6 million higher proceeds and excess tax benefit from the exercise of stock options.

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

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2012	2011	2010
Cash Provided by Operating Activities	$126,381	$129,311	$100,598	$356,290
Proceeds from the Sale of Used Rental Equipment	30,970	28,453	28,694	88,117

Cash Available for Purchase of Rental Equipment	157,351	157,764	129,292	444,407
Purchases of Rental Equipment	(131,805)	(154,963)	(122,749)	(409,517)

Cash Available for Other Uses	$25,546	$2,801	$6,543	$34,890

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $14.2 million in 2012, $17.2 million in 2011, and $12.1 million in 2010, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $23.1 million, $22.3 million and $21.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2012, 2011 and 2010, the Company did not repurchase any of its common stock. As of February 22, 2013, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

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

At December 31, 2012, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $202.0 million was outstanding, and had capacity to borrow up to an additional $228.0 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2012, the actual ratio was 4.04 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2012, the actual ratio was 1.91 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2012, such sum was $262.6 million and the actual Tangible Net Worth of the Company was $325.6 million.

At December 31, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2012, the actual ratio was 4.04 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2012, the actual ratio was 1.91 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2012, such sum was $262.6 million and the actual Tangible Net Worth of the Company was $325.6 million.

At December 31, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Contractual Obligations and Commitments

At December 31, 2012, the Company’s material contractual obligations and commitments consist of outstanding borrowings under our credit facility expiring in 2017, outstanding amounts under our 4.03% senior notes due in 2018, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2012 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving Lines of Credit	$202,000	$—	$—	$202,000	$—
4.03% Senior Notes due in 2018	114,105	4,030	46,448	42,821	20,806
Operating Leases for Facilities	4,592	1,225	1,414	1,340	613

Total Contractual Obligations	$320,697	$5,255	$47,862	$246,161	$21,419

The Company believes that its needs for working capital and capital expenditures through 2013 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 64 for a more detailed presentation of the sources and uses of the Company’s cash.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting policies upon which its financial status depends. The Company determined its critical accounting policies by considering those policies that involve the most complex or subjective decisions or assessments. The Company has identified that its most critical accounting policies are those related to depreciation, maintenance, repair and refurbishment, impairment of rental equipment and impairment of goodwill and intangible assets. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this Management’s Discussion and Analysis.

Depreciation—The estimated useful lives and estimated residual values used for rental equipment are based on the Company’s experience as to the economic useful life and sale value of its products. Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness.

The lives and residual values of rental equipment are subject to periodic evaluation. For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, and supply or demand. Internal factors for modulars may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies. For electronic test equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, and supply or demand. Internal factors for electronic test equipment may include, but are not limited to, change in equipment specifications, condition of equipment or maintenance policies. For liquid and solid containment tanks and boxes, external factors to consider may include, but are not limited to, changes in Federal and State legislation, the types of materials stored and the frequency of moves and uses. Internal factors for liquid and solid containment tanks and boxes may include, but are not limited to, change in equipment specifications and maintenance policies.

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

Impairment of rental equipment—The carrying value of the Company’s rental equipment is its capitalized cost less accumulated depreciation. To the extent events or circumstances indicate that the carrying value cannot be recovered, an impairment loss is recognized to reduce the carrying value to fair value. The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its rental and sale considering current market conditions. Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose. Due to uncertainties inherent in the valuation process and market conditions, it is reasonably possible that actual results of operating and disposing of rental equipment could be materially different than current expectations.

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

Off Balance Sheet Transactions

As of December 31, 2012, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03% senior notes due in 2018 and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2012. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value the Company’s Senior Notes and the Company’s revolving lines of credit under the Amended Credit Facility as of December 31, 2012.

(dollar amounts in thousands)	2013	2014	2015	2016	2017 and beyond	Total	Estimated Fair Value
Revolving Lines of Credit	$—	$—	$—	$—	$202,000	$202,000	$202,000
Weighted Average Interest Rate	2.51%	2.51%	2.51%	2.51%	2.51%	2.51%
4.03% Senior Notes due in 2018	$—	$20,000	$20,000	$20,000	$40,000	$100,000	$106,348
Weighted Average Interest Rate	4.03%	4.03%	4.03%	4.03%	4.03%	4.03%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in conjunction with the TRS acquisition (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 2 to the Consolidated Financial Statements). The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2012, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the internal control over financial reporting of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

February 22, 2013

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Jose, California

February 22, 2013

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
Assets
Cash	$1,612	$1,229
Accounts Receivable, net of allowance for doubtful accounts of $3,000 in 2012 and $1,500 in 2011	92,256	92,671
Rental Equipment, at cost:
Relocatable Modular Buildings	551,101	539,147
Electronic Test Equipment	266,934	258,586
Liquid and Solid Containment Tanks and Boxes	254,810	201,456

	1,072,845	999,189
Less Accumulated Depreciation	(353,992)	(326,043)

Rental Equipment, net	718,853	673,146

Property, Plant and Equipment, net	101,031	94,702
Prepaid Expenses and Other Assets	19,507	17,170
Intangible Assets, net	11,487	12,311
Goodwill	27,700	27,700

Total Assets	$972,446	$918,929

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$302,000	$296,500
Accounts Payable and Accrued Liabilities	52,220	58,854
Deferred Income	26,924	25,067
Deferred Income Taxes, net	226,564	205,366

Total Liabilities	607,708	585,787

Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Common Stock, no par value — Authorized — 40,000 shares Issued and Outstanding — 24,931 shares as of December 31, 2012 and 24, 576 shares as of December 31, 2011	85,342	74,878
Retained Earnings	279,396	258,264

Total Shareholders’ Equity	364,738	333,142

Total Liabilities and Shareholders’ Equity	$972,446	$918,929

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Revenues
Rental	$248,444	$234,906	$200,615
Rental Related Services	46,920	39,486	34,702

Rental Operations	295,364	274,392	235,317
Sales	66,444	66,382	54,055
Other	2,266	1,896	2,028

Total Revenues	364,074	342,670	291,400

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	63,819	60,187	56,399
Rental Related Services	37,207	30,692	26,542
Other	45,581	39,859	40,007

Total Direct Costs of Rental Operations	146,607	130,738	122,948
Cost of Sales	49,173	45,141	37,637

Total Costs of Revenues	195,780	175,879	160,585

Gross Profit	168,294	166,791	130,815
Selling and Administrative Expenses	86,278	78,127	65,579

Income from Operations	82,016	88,664	65,236
Interest Expense	9,149	7,606	6,186

Income before Provision for Income Taxes	72,867	81,058	59,050
Provision for Income Taxes	28,090	31,456	22,571

Net Income	$44,777	$49,602	$36,479

Earnings Per Share:
Basic	$1.80	$2.04	$1.52
Diluted	$1.78	$2.00	$1.50
Shares Used in Per Share Calculations:
Basic	24,759	24,349	23,944
Diluted	25,156	24,760	24,289
Cash Dividends Declared Per Share	$0.94	$0.92	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2009	23,795	50,869	216,544	267,413
Net Income	—	—	36,479	36,479
Non-Cash Stock-Based Compensation	—	4,227	—	4,227
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	440	7,506	—	7,506
Excess Tax Benefit from Equity Awards	—	1,021	—	1,021
Dividends Accrued of $0.90 Per Share	—	—	(21,669)	(21,669)
Balance at December 31, 2010	24,235	63,623	231,354	294,977
Net Income	—	—	49,602	49,602
Non-Cash Stock-Based Compensation	—	5,221	—	5,221
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	341	5,054	—	5,054
Excess Tax Benefit from Equity Awards	—	980	—	980
Dividends Accrued of $0.92 Per Share	—	—	(22,692)	(22,692)
Balance at December 31, 2011	24,576	74,878	258,264	333,142
Net Income	—	—	44,777	44,777
Non-Cash Stock-Based Compensation	—	3,840	—	3,840
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	355	5,591	—	5,591
Excess Tax Benefit from Equity Awards	—	1,033	—	1,033
Dividends Accrued of $0.94 Per Share	—	—	(23,645)	(23,645)
Balance at December 31, 2012	24,931	$85,342	$279,396	$364,738

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$44,777	$49,602	$36,479
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	72,476	67,395	62,577
Provision for Doubtful Accounts	4,263	1,755	1,494
Non-Cash Stock-Based Compensation	3,840	5,221	4,227
Gain on Sale of Used Rental Equipment	(12,389)	(12,444)	(11,728)
Change In:
Accounts Receivable	(3,848)	(17,938)	(7,385)
Income Taxes Receivable	—	6,131	120
Prepaid Expenses and Other Assets	(2,337)	(3,226)	296
Accounts Payable and Accrued Liabilities	(3,456)	5,715	3,399
Deferred Income	1,857	1,277	(954)
Deferred Income Taxes	21,198	25,823	12,073

Net Cash Provided by Operating Activities	126,381	129,311	100,598

Cash Flows from Investing Activities:
Payments Related to Acquisition of Adler Tanks	—	—	(39)
Purchase of Rental Equipment	(131,805)	(154,963)	(122,749)
Purchase of Property, Plant and Equipment	(14,161)	(17,204)	(12,144)
Proceeds from Sale of Used Rental Equipment	30,970	28,453	28,694

Net Cash Used in Investing Activities	(114,996)	(143,714)	(106,238)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) Under Bank Lines of Credit	5,500	(57,140)	30,306
Borrowings Under Private Placement	—	100,000	—
Principal Payments on Senior Notes	—	(12,000)	(12,000)
Proceeds from the Exercise of Stock Options	5,591	5,054	7,506
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,033	980	1,021
Payment of Dividends	(23,126)	(22,252)	(21,390)

Net Cash Provided by (Used in) Financing Activities	(11,002)	14,642	5,443

Net Increase (Decrease) in Cash	383	239	(197)
Cash Balance, beginning of period	1,229	990	1,187

Cash Balance, end of period	$1,612	$1,229	$990

Interest Paid, during the period	$9,107	$6,877	$6,306

Income Taxes Paid (Refunds Received), during the period	$5,842	$(1,480)	$9,342

Dividends Accrued During the period, not yet paid	$6,194	$5,952	$5,513

Rental Equipment Acquisitions, not yet paid	$4,491	$8,186	$5,388

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

McGrath RentCorp and its wholly-owned subsidiaries (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental products; relocatable modular buildings, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: its modular building division (“Mobile Modular”), its electronic test equipment division (“TRS-RenTelco”), its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”) and its classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized when earned. Rental related services revenue is primarily associated with relocatable modular building leases and consists of billings to customers for modifications, delivery, installation, building, additional site-related work, and dismantle and return delivery. Revenue from these services is an integral part of the negotiated lease agreement with customers and is recognized on a straight-line basis over the term of the lease. Revenues associated with liquid and solid containment solutions consists of billings for delivery, removal and cleaning of the tanks and boxes. These revenues are recognized in the period performed.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occured. Impairment losses, if any, are determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2012, 2011 and 2010.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes. Depreciation expenses for property, plant and equipment is included in “Selling and Administrative Expenses” in the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2012	2011
Land	Indefinite	$35,371	$30,466
Land Improvements	20 – 50	38,708	38,470
Buildings	30	20,522	18,853
Furniture, Office and Computer Equipment	3 – 10	26,496	24,942
Machinery and Service Equipment	5 – 20	16,186	13,000

		137,283	125,731
Less Accumulated Depreciation		(39,301)	(31,712)

		97,982	94,019
Construction In Progress		3,049	683

		$101,031	$94,702

Construction in progress at December 31, 2012 consisted primarily of costs related to acquisition of land and land improvements. Construction in progress at December 31, 2011 consisted primarily of costs related to information technology projects.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $2.5 million, $2.1 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Goodwill and intangible assets consists primarily of intangible assets of $37.2 million from the 2008 acquisition of Adler Tanks. Intangible assets related to customer relationships are amortized over eleven years. At December 31, 2012 and 2011, goodwill and trade name intangible assets which have indefinite lives totaled $33.4 million.

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

The impairment review of the Company’s goodwill and indefinite lived assets is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its carrying value to determine if the goodwill and intangible assets are impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill and intangible assets.

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended 2012, 2011 or 2010. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed assuming conversion of all potentially dilutive securities including the dilutive effects of stock options, unvested restricted stock awards and other potentially dilutive securities. The table below presents the weighted-average common stock used to calculate basic and diluted earnings per share:

(in thousands)	Year Ended December 31,
	2012	2011	2010
Weighted-average common stock for calculating basic earnings per share	24,759	24,349	23,944
Effect of potentially dilutive securities from equity-based compensation	397	411	345

Weighted-average common stock for calculating diluted earnings per share	25,156	24,760	24,289

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2012	2011	2010
Options to purchase common stock	1,049	1,131	1,066

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of Mobile Modular end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return of buildings, were $17.4 million at

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and $17.2 million at December 31, 2011. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2012	2011
Beginning Balance, January 1	$1,500	$1,700
Provision for doubtful accounts	4,263	1,755
Write-offs, net of recoveries	(2,763)	(1,955)

Ending Balance, December 31	$3,000	$1,500

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposits Insurance limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $106.0 million and $107.0 million compared to the recorded value of $100.0 million as of December 31, 2012 and 2011, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

For the years ended December 31, 2012, 2011 and 2010, the non-cash stock-based compensation expense included in Selling and Administrative Expenses in the Consolidated Statements of Income was $3.9 million, $5.2 million and $4.2 million, before provision for income taxes, respectively. The Company recorded a tax benefit of approximately $1.5 million, $2.0 million and $1.6 million related to the aforementioned stock-based compensation expenses. For the years ended December 31, 2012, 2011 and 2010, the stock-based compensation expenses, net of taxes, reduced net income by $2.4 million, $3.2 million and $2.6 million, respectively or $0.09, $0.13, and $0.11 per diluted share for each period, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	5.0	5.0	5.2
Expected volatility	52.1%	51.6%	51.2%
Expected dividend yields	3.2%	3.4%	3.8%
Risk-free interest rates	0.8%	2.0%	2.2%

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

The weighted average grant date fair value per share was $10.28, $9.68 and $8.12 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Comprehensive Income

Comprehensive income is equivalent to net income for all periods presented.

NOTE 2.	FINANCED LEASE RECEIVABLES

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2012	2011
Gross minimum lease payments receivable	$2,326	$2,612
Less—unearned interest	(201)	(226)

Net investment in sales type lease receivables	$2,125	$2,386

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the future minimum lease payments under non-cancelable sales-type leases to be received in 2013 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2013	$1,905
2014	416
2015	5
2017	—

Total minimum future lease payments	$2,326

NOTE 3.	NOTES PAYABLE

Notes Payable consists of the following:

(in thousands)	December 31,
	2012	2011
Unsecured Revolving Lines of Credit	$202,000	$196,500
4.03% Senior Notes due in 2018	100,000	100,000

	$302,000	$296,500

As of December 31, 2012, the future minimum payments under Unsecured Revolving Lines of Credit and 4.03% Senior Notes due in 2018 in 2013 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2013	$—
2014	20,000
2015	20,000
2016	20,000
2017	222,000
Thereafter	20,000

$302,000

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $202.0 million was outstanding, and had capacity to borrow up to an additional $228.0 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terns used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2012, the actual ratio was 4.04 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2012, the actual ratio was 1.91 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2012, such sum was $262.6 million and the actual Tangible Net Worth of the Company was $325.6 million.

The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2012	2011
Maximum amount outstanding	$220,799	$262,461
Average amount outstanding	$206,514	$206,227
Weighted average interest rate, during the period	2.51%	2.22%
Weighted average interest rate, end of period	1.71%	1.79%
Prime interest rate, end of period	3.25%	3.25%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2012, the actual ratio was 4.04 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2012, the actual ratio was 1.91 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2012, such sum was $262.6 million and the actual Tangible Net Worth of the Company was $325.6 million.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 4.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2012	2011	2010
Current	$4,886	$5,741	$8,754
Deferred	23,204	25,715	13,817

	$28,090	$31,456	$22,571

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	4.1	4.2
Other	(0.6)	(0.3)	(1.0)

	38.6%	38.8%	38.2%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2012	2011
Deferred Tax Liabilities:
Accelerated Depreciation	$248,515	$238,912
Prepaid Costs Currently Deductible	4,597	4,178
Other	2,451	2,414

Total Deferred Tax Liabilities	255,563	245,504

Deferred Tax Assets:
Accrued Costs Not Yet Deductible	6,138	6,017
Allowance for Doubtful Accounts	1,163	582
Net Operating Loss Carry Forwards and Credits	12,103	25,495
Deferred Revenues	1,300	243
Stock Based Compensation	8,295	7,801

Total Deferred Tax Assets	28,999	40,138

Deferred Income Taxes, net	$226,564	$205,366

In 2012, 2011 and 2010 the Company obtained an excess tax benefit of $1.0 million each year from the exercise of non-qualified stock options and early dispositions of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the Company’s federal net operating losses for tax return purposes were $12.3 million. If not utilized, these carry forwards will begin to expire in 2031. As of December 31, 2012, the Company had state and foreign tax credit carry forwards of $6.8 million, which will begin to expire in 2020, if not utilized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2012 and 2011. In addition, there have been no material changes in unrecognized benefits during 2012, 2011 and 2010.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2012, 2011 and 2010.

NOTE 5.	BENEFIT PLANS

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

Stock Options

As of December 31, 2012, a cumulative total of 6,424,600 shares subject to options have been granted with exercise prices ranging from $11.74 to $34.28. Of these, options have been exercised for the purchase of 2,733,845 shares, while options for 852,202 shares have been terminated, and options for 2,838,553 shares remain outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of the Company’s non-employee advisors. As of December 31, 2012, 1,561,002 shares remain available for issuance of awards under the stock plans.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity and options exercisable including the weighted average exercise price for the three years ended December 31, 2012 are as follows:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1,	3,086,019	$23.52	3,344,450	$22.80	3,504,319	$22.09
Options granted during the year	128,500	29.63	160,600	27.41	282,000	23.72
Options exercised during the year	(327,498)	17.95	(309,447)	17.19	(422,069)	17.78
Options terminated during the year	(48,468)	27.63	(109,584)	25.01	(19,800)	22.03

Options outstanding at December 31,	2,838,553	24.37	3,086,019	23.52	3,344,450	22.80

Options exercisable at December 31,	2,322,258	24.64	2,306,159	24.43	2,148,100	23.91

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options outstanding as of December 31, 2012 and 2011 was $13.4 million and $16.9 million, respectively, and had a weighted average remaining contract life of 2.74 years and 3.52 years, respectively. The intrinsic value for options exercisable as of December 31, 2012 and 2011 was $10.4 million and $10.5 million, respectively, and had a weighted average remaining contract life of 2.36 years and 3.22 years, respectively. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $3.7 million, $3.7 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, determined as of the date of option exercise. As of December 31, 2012, there was approximately $3.5 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted average remaining contractual life for the options outstanding and the weighted average exercise price at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$10–15	20,000	0.25	$11.74	20,000	$11.74
15–20	420,608	2.86	15.65	265,608	15.67
20–25	1,161,150	2.57	21.73	1,008,275	21.55
25–30	688,295	3.61	28.93	575,375	29.81
30–35	548,500	2.03	31.39	453,000	31.39

10–35	2,838,553	2.74	24.37	2,322,258	24.64

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity of the Company’s restricted stock units for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested as of January 1,	187,810	$26.33	110,200	$23.61
Restricted stock granted during the year	109,200	31.37	125,800	27.99
Restricted stock vested during the year	(34,190)	27.85	(39,105)	23.91
Restricted stock forfeited during the year	—	—	(9,085)	25.36

Restricted stock unvested as of December 31,	262,820	28.22	187,810	26.33

Stock-based compensation expense for restricted stock for the year ended December 31, 2012 and 2011 was $1.8 million and $2.6 million, respectively. As of December 31, 2012, the total unrecognized compensation expense net of forfeitures related to unvested restricted stock awards not yet recognized was $6.1 million and is expected to be recognized over a period of 3.3 years.

Employee Stock Ownership Plan

In 1985, the Company established a non-leveraged Employee Stock Ownership Plan (“Plan”). Under the terms of the Plan, as amended, the Company makes annual contributions in the form of cash or common stock of McGrath RentCorp to a trust for the benefit of eligible employees. Employees of the Company are generally eligible to participate in the Plan on the January 1st, or July 1st, immediately following the completion of the minimum of 1,000 hours and twelve months of service. The amount of the contribution is determined annually by the Board of Directors. There was no contribution approved in 2012, 2011 or 2010. Contributions to the Plan are allocated to participants following a formula based upon years of service and covered compensation. Dividends paid to Plan participants are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the years ended December 31, 2012, 2011 and 2010, dividends deducted by the Company were $0.2 million, $0.4 million and $0.5 million, respectively, which resulted in a tax benefit of approximately $0.1 million in 2012 and $0.2 million in 2011 and 2010.

401(k) Plans

In 1995, McGrath RentCorp established a contributory retirement plan, the McGrath RentCorp 401(k) Plan, as amended, covering eligible employees of McGrath RentCorp with at least three months of service. The McGrath RentCorp 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. McGrath RentCorp, at its discretion, may make contributions. Contributions are expensed in the year approved by the Board of Directors. The Company expensed $1.1 million in 2011. No amounts were expensed in 2012 and 2010.

In 1997, Enviroplex established a contributory retirement plan, the Enviroplex 401(k) Plan, as amended, covering eligible employees of Enviroplex with at least three months of service. The Enviroplex 401(k) Plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Enviroplex at its discretion may make a matching contribution. Enviroplex made contributions of $35,000 in 2011. No contributions were made in 2012 and 2010.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Ownership and 401(k) Plans

On August 1, 2012 the Company amended and restated the Employee Stock Ownership Plan, the 401(k) Plans and the Enviroplex 401(k) Plans (“Plans”) to become the McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”). In conjunction with this, the Plans’ assets totaling approximately $16.4 million in cash were concurrently transferred into the KSOP. The KSOP plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2012 dividends deducted by the Company were $0.2 million, which resulted in a tax benefit of approximately $0.1 million in 2012.

KSOP shares outstanding at December 31, 2012 were 354,467, or less than 2% of total common shares outstanding, and are included in basic and diluted earnings per share calculations.

NOTE 6.	SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2012 and 2011. As of December 31, 2012, 2,000,000 shares remain authorized for repurchase under this authorization.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

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

(in thousands)

Year Ended December 31,
2013	$1,225
2014	740
2015	674
2016	670
2017	670
Thereafter	613

$4,592

Rent expense was $3.1 million, $2.4 million and $2.3 million in 2012, 2011 and 2010, respectively.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2012	2011
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	9,100

		14,800	14,800
Less Accumulated Amortization		(3,313)	(2,489)

		$11,487	$12,311

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2012 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2013 through 2017 and thereafter.

NOTE 9.	– RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $38.3 million and $30.3 million, during the years ended December 31, 2012 and 2011, respectively from Sabre Manufacturing, LLC, which is controlled by the President of Adler Tanks. In addition, during 2011, the Company leased two operating facilities and received certain support services from companies controlled by the President of Adler Tanks. Payments for these leases and services totaled $0.2 million in 2011. Amounts due to aforementioned related parties at December 31, 2012 and 2011 were $1.0 million and $3.0 million, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.	SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2012, 2011 and 2010, for the Company’s reportable segments is shown in the following tables:

Segment Data	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2012
Rental Revenues	$79,518	$101,645	$67,281	$—	$248,444
Rental Related Services Revenues	25,775	3,673	17,472	—	46,920
Sales and Other Revenues	14,474	27,855	2,558	23,823	68,710
Total Revenues	119,767	133,173	87,311	23,823	364,074
Depreciation of Rental Equipment	13,942	38,174	11,703	—	63,819
Gross Profit	52,022	62,083	51,157	3,032	168,294
Interest Expense (Income) Allocation	4,547	2,384	2,350	(132)	9,149
Income (Loss) before Provision for Income Taxes	13,443	33,631	26,706	(913)	72,867
Rental Equipment Acquisitions	21,042	51,793	55,919	—	128,754
Accounts Receivable, net (period end)	39,066	24,654	24,523	4,213	92,456
Rental Equipment, at cost (period end)	551,101	266,934	254,810	—	1,072,845
Rental Equipment, net book value (period end)	384,813	107,999	226,041	—	718,853
Utilization (period end)[2]	66.7%	64.1%	67.5%
Average Utilization[2]	66.4%	65.8%	71.5%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2011
Rental Revenues	$79,969	$95,694	$59,243	$—	$234,906
Rental Related Services Revenues	24,063	3,133	12,290	—	39,486
Sales and Other Revenues	20,577	26,488	425	20,788	68,278
Total Revenues	124,609	125,315	71,958	20,788	342,670
Depreciation of Rental Equipment	13,780	38,039	8,368	—	60,187
Gross Profit	55,193	57,069	49,619	4,910	166,791
Interest Expense (Income) Allocation	4,036	2,124	1,659	(213)	7,606
Income before Provision for Income Taxes	19,026	29,024	31,262	1,746	81,058
Rental Equipment Acquisitions	33,824	55,302	68,628	—	157,754
Accounts Receivable, net (period end)	44,013	24,236	19,226	5,197	92,671
Rental Equipment, at cost (period end)	539,147	258,586	201,456	—	999,189
Rental Equipment, net book value (period end)	383,621	105,565	183,960	—	673,146
Utilization (period end)[2]	67.3%	67.1%	79.8%
Average Utilization[2]	67.1%	66.0%	86.2%

2010
Rental Revenues	$82,648	$82,540	$35,427	$—	$200,615
Rental Related Services Revenues	22,947	2,240	9,515	—	34,702
Sales and Other Revenues	21,117	22,982	289	11,695	56,083
Total Revenues	126,712	107,762	45,231	11,695	291,400
Depreciation of Rental Equipment	13,734	37,017	5,648	—	56,399
Gross Profit	56,902	43,475	27,685	2,753	130,815
Interest Expense (Income) Allocation	3,513	1,791	1,080	(198)	6,186
Income (Loss) before Provision for Income Taxes	25,080	19,263	14,444	263	59,050
Rental Equipment Acquisitions	22,948	42,406	52,353	—	117,707
Accounts Receivable, net (period end)	39,041	20,620	14,751	2,076	76,488
Rental Equipment, at cost (period end)	514,548	250,125	133,095	—	897,768
Rental Equipment, net book value (period end) end)	369,195	98,444	123,941	—	591,580
Utilization (period end)[2]	67.2%	64.3%	84.9%
Average Utilization[2]	67.7%	66.0%	76.0%
1	Gross Enviroplex sales revenues were $24,240, $20,884 and $12,321 in 2012, 2011 and 2010, respectively, which includes inter-segment sales to Mobile Modular of $417, $97 and $626, which have been eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2012, 2011 and 2010. Revenue from foreign country customers accounted for 9%, 8% and 9% of the Company’s revenues for the same periods, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2012 is summarized below:

(in thousands, except per share amounts)	2012
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$59,520	$60,389	$63,418	$65,117	$248,444
Total Revenues	78,929	83,765	99,430	101,950	364,074
Gross Profit	39,835	40,780	43,640	44,039	168,294
Income from Operations	18,474	19,617	22,792	21,133	82,016
Income Before Provision for Income Taxes	16,301	17,235	20,480	18,851	72,867
Net Income	9,911	10,479	12,451	11,936	44,777
Earnings Per Share:
Basic	$0.40	$0.42	$0.50	$0.48	$1.80
Diluted	$0.39	$0.42	$0.50	$0.47	$1.78
Dividends Declared Per Share	$0.235	$0.235	$0.235	$0.235	$0.940
Shares Used in Per Share Calculations:
Basic	24,639	24,765	24,785	24,847	24,759
Diluted	25,183	25,149	25,106	25,216	25,156
Balance Sheet Data
Rental Equipment, net	$693,577	$710,918	$719,636	$718,853	$718,853
Total Assets	934,282	963,649	988,254	972,446	972,446
Notes Payable	292,118	308,000	314,193	302,000	302,000
Shareholders’ Equity	341,853	347,500	355,758	364,738	364,738

	2011
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$54,026	$57,118	$60,964	$62,798	$234,906
Total Revenues	72,973	79,530	104,961	85,206	342,670
Gross Profit	35,852	39,359	47,387	44,193	166,791
Income from Operations	17,294	20,714	27,306	23,350	88,664
Income Before Provision for Income Taxes	15,812	18,760	25,255	21,231	81,058
Net Income	9,614	11,406	15,355	13,227	49,602
Earnings Per Share:
Basic	$0.40	$0.47	$0.63	$0.54	$2.04
Diluted	$0.39	$0.46	$0.62	$0.53	$2.00
Dividends Declared Per Share	$0.23	$0.23	$0.23	$0.23	$0.92
Shares Used in Per Share Calculations:
Basic	24,258	24,340	24,362	24,431	24,349
Diluted	24,660	24,742	24,719	24,892	24,760
Balance Sheet Data
Rental Equipment, net	$608,115	$632,518	$655,854	$673,146	$673,146
Total Assets	832,032	866,700	895,144	918,929	918,929
Notes Payable	265,771	270,500	289,573	296,500	296,500
Shareholders’ Equity	300,976	309,322	320,410	333,142	333,142

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2012, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 58.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2013Annual Meeting of Shareholders to be held on June 12, 2013, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2013Annual Meeting of Shareholders to be held on June 12, 2013, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2013Annual Meeting of Shareholders to be held on June 12, 2013, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2013Annual Meeting of Shareholders to be held on June 12, 2013, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2013Annual Meeting of Shareholders to be held on June 12, 2013, which will be filed with the Securities and Exchange Commission no later than April 30, 2013.

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

Date: February 22, 2013	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures DENNIS C. KAKURES
Chief Executive Officer, President and Director
(Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 22, 2013

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 22, 2013

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 22, 2013

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman Emeritus	February 22, 2013

/s/ M. Richard Smith M. RICHARD SMITH	Director	February 22, 2013

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 22, 2013

/s/ Ronald H. Zech RONALD H. ZECH	Chairman of the Board	February 22, 2013

Number	Description	Method of Filing
3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.
3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.
3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on July 26, 2010.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (filed November 1, 2010), and incorporated herein by reference.
4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.
4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.
4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009), and incorporated herein by reference.
4.2	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.2	Amendment and Waiver to Credit Agreement dated March 11, 2011, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lenders and L/C Issuers, and the Other Lenders Party Thereto.	Filed as exhibit 10.7 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2011 (filed May 5, 2011), and incorporated herein by reference.
4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.
4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008), and incorporated herein by reference.
4.4	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., dated April 21, 2011.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2011), and incorporated herein by reference.

Number	Description	Method of Filing
4.5	Amended and Restated Credit Agreement dated as of June 15, 2012 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto. (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.5.1	Guaranty dated as of June 15, 2012 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders. (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.6	$10,000,000 committed Credit Facility Letter Agreement between the Company and Union Bank, N.A., dated as of June 15, 2012. (Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.6.1	$10,000,000 Credit Line Note, dated June 15, 2012, in favor of Union Bank, N.A. (Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.	Filed as exhibit 4.3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.
10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.
10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.
10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.
10.5	Asset Purchase Agreement, dated as of November 26, 2008, by and between Abrams Rentals LLC, Adler Tank Rentals, LLC each of Steve Adler and Howard Werner, and the Company.	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 12, 2008), and incorporated herein by reference.

Number	Description	Method of Filing
10.6	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.
21.1	List of Subsidiaries.	Filed herewith.
23	Written Consent of Grant Thornton LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.