Form 10-Q
period 2013-03-31
MCGRATH RENTCORP
filed 2013-05-01
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☒

As of April 30, 2013, 25,191,431 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (“the Company”) as of March 31, 2013, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the company as of December 31, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 22, 2013. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Jose, California

May 1, 2013

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
REVENUES
Rental	$60,601	$59,520
Rental Related Services	10,845	10,665

Rental Operations	71,446	70,185
Sales	16,765	8,106
Other	502	638

Total Revenues	88,713	78,929

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	16,602	15,401
Rental Related Services	8,922	8,553
Other	12,357	10,440

Total Direct Costs of Rental Operations	37,881	34,394
Costs of Sales	11,834	4,700

Total Costs of Revenues	49,715	39,094

Gross Profit	38,998	39,835
Selling and Administrative Expenses	21,638	21,361

Income from Operations	17,360	18,474
Interest Expense	2,203	2,173

Income Before Provision for Income Taxes	15,157	16,301
Provision for Income Taxes	5,942	6,390

Net Income	$9,215	$9,911

Earnings Per Share:
Basic	$0.37	$0.40
Diluted	$0.36	$0.39
Shares Used in Per Share Calculation:
Basic	25,003	24,639
Diluted	25,435	25,183
Cash Dividends Declared Per Share	$0.240	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands)	2013	2012
ASSETS
Cash	$461	$1,612
Accounts Receivable, net of allowance for doubtful accounts of $2,550 in 2013 and $3,000 in 2012	87,026	92,256
Rental Equipment, at cost:
Relocatable Modular Buildings	558,471	551,101
Electronic Test Equipment	267,411	266,934
Liquid and Solid Containment Tanks and Boxes	261,483	254,810

	1,087,365	1,072,845
Less Accumulated Depreciation	(361,265)	(353,992)

Rental Equipment, net	726,100	718,853

Property, Plant and Equipment, net	100,584	101,031
Prepaid Expenses and Other Assets	13,979	19,507
Intangible Assets, net	11,281	11,487
Goodwill	27,700	27,700

Total Assets	$967,131	$972,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$281,251	$302,000
Accounts Payable and Accrued Liabilities	62,353	52,220
Deferred Income	20,642	26,924
Deferred Income Taxes, net	230,021	226,564

Total Liabilities	594,267	607,708

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 25,191 shares in 2013 and 24,931 shares in 2012	90,405	85,342
Retained Earnings	282,459	279,396

Total Shareholders’ Equity	372,864	364,738

Total Liabilities and Shareholders’ Equity	$967,131	$972,446

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGrath RentCorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,215	$9,911
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	18,808	17,516
Provision for Doubtful Accounts	696	373
Non-Cash Stock-Based Compensation	1,126	994
Gain on Sale of Used Rental Equipment	(3,334)	(3,073)
Change In:
Accounts Receivable	4,534	7,705
Prepaid Expenses and Other Assets	5,528	(4,156)
Accounts Payable and Accrued Liabilities	7,872	(339)
Deferred Income	(6,282)	1,989
Deferred Income Taxes	3,457	4,562

Net Cash Provided by Operating Activities	41,620	35,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(25,151)	(35,039)
Purchase of Property, Plant and Equipment	(1,553)	(1,823)
Proceeds from Sale of Used Rental Equipment	6,805	6,776

Net Cash Used in Investing Activities	(19,899)	(30,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments Under Bank Lines of Credit	(20,749)	(4,382)
Proceeds from the Exercise of Stock Options	3,222	3,147
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	715	630
Payment of Dividends	(6,060)	(5,655)

Net Cash Used in Financing Activities	(22,872)	(6,260)

Net Decrease in Cash	(1,151)	(864)
Cash Balance, beginning of period	1,612	1,229

Cash Balance, end of period	$461	$365

Interest Paid, during the period	$1,276	$1,071

Net Income Taxes Paid, during the period	$1,519	$1,199

Dividends Accrued During the period, not yet paid	$6,133	$6,268

Rental Equipment Acquisitions, not yet paid	$6,660	$12,682

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2013 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 22, 2013 for the year ended December 31, 2012 (the “2012 Annual Report”).

Comprehensive income is equivalent to net income for all periods presented.

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income divided by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed assuming conversion of all potentially dilutive securities including the dilutive effect of stock options, unvested restricted stock awards and other potentially dilutive securities. The table below presents the weighted-average number of shares of common stock used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2013	2012
Weighted-average number of shares of common stock for calculating basic earnings per share	25,003	24,639
Effect of potentially dilutive securities from equity-based compensation	432	544

Weighted-average number of shares of common stock for calculating diluted earnings per share	25,435	25,183

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2013	2012
Options to purchase shares of common stock	569	139

NOTE 3.	RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $4.0 million during the three months ended March 31, 2013, from Sabre Manufacturing, LLC, (“Sabre”) which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company receives certain support services from Sabre, which were insignificant in the three months ended March 31, 2013. There were no amounts due to related parties at March 31, 2013.

NOTE 4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	March 31, 2013	December 31, 2012
Trade name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	9,100

		14,800	14,800
Less Accumulated Amortization		(3,519)	(3,313)

		$11,281	$11,487

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2012. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at March 31, 2013 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.6 million for the remainder of fiscal year 2013 and $0.8 million in each of the fiscal years 2014 through 2018.

NOTE 5.	SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s 2012 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2013 and 2012 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,

2013
Rental Revenues	$19,329	$24,841	$16,431	$—	$60,601
Rental Related Services Revenues	5,914	666	4,265	—	10,845
Sales and Other Revenues	3,748	7,207	119	6,193	17,267
Total Revenues	28,991	32,714	20,815	6,193	88,713
Depreciation of Rental Equipment	3,518	9,816	3,268	—	16,602
Gross Profit	11,662	15,594	11,143	599	38,998
Selling and Administrative Expenses	8,800	6,094	5,992	752	21,638
Income (Loss) from Operations	2,862	9,500	5,151	(153)	17,360
Interest Expense (Income) Allocation	1,093	557	609	(56)	2,203
Income (Loss) before Provision for Income Taxes	1,769	8,943	4,542	(97)	15,157
Rental Equipment Acquisitions	8,490	12,198	6,754	—	27,442
Accounts Receivable, net (period end)	36,259	25,627	22,049	3,091	87,026
Rental Equipment, at cost (period end)	558,471	267,411	261,483	—	1,087,365
Rental Equipment, net book value (period end)	388,960	107,683	229,457	—	726,100
Utilization (period end) 2	66.1%	63.3%	63.5%
Average Utilization 2	66.4%	63.8%	64.7%

2012
Rental Revenues	$19,891	$23,412	$16,217	$—	$59,520
Rental Related Services Revenues	6,120	829	3,716	—	10,665
Sales and Other Revenues	2,344	6,256	137	7	8,744
Total Revenues	28,355	30,497	20,070	7	78,929
Depreciation of Rental Equipment	3,474	9,284	2,643	—	15,401
Gross Profit (Loss)	12,481	14,054	13,306	(6)	39,835
Selling and Administrative Expenses	8,487	6,696	5,097	1,081	21,361
Income (Loss) from Operations	3,994	7,358	8,209	(1,087)	18,474
Interest Expense (Income) Allocation	1,103	578	531	(39)	2,173
Income (Loss) before Provision for Income Taxes	2,891	6,780	7,678	(1,048)	16,301
Rental Equipment Acquisitions	4,251	12,915	22,369	—	39,535
Accounts Receivable, net (period end)	40,895	21,785	18,752	3,161	84,593
Rental Equipment, at cost (period end)	541,357	262,845	223,797	—	1,027,999
Rental Equipment, net book value (period end)	382,930	106,982	203,665	—	693,577
Utilization (period end) 2	65.7%	65.1%	72.9%
Average Utilization 2	66.5%	65.5%%	76.5%

1.	Gross Enviroplex sales revenues were $6,193 and $7 for the three months ended March 31, 2013 and 2012, respectively. There were no inter-segment sales to Mobile Modular in these periods, which required elimination.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2013 and 2012. Revenues from foreign country customers accounted for 5% and 9%, respectively, of the Company’s total revenues for the same periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 22, 2013 (the “2012 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2012 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 4% of the Company’s total revenues in the three months ended March 31, 2013. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase in California, Texas and Florida.

In the three months ended March 31, 2013, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 12%, 59%, 30% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 18%, 41%, 47% and negative 6% for the same period in 2012. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2012 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% and 89% of consolidated revenues in the three months ended March 31, 2013 and 2012, respectively. Of the total rental operations revenues for the three months ended March 31, 2013, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 35%, 36% and 29%, respectively, compared to 37%, 35% and 28%, respectively, in the same period of 2012. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2013 and 2012, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 19% and 11%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2013 and 2012, Mobile Modular and Enviroplex together comprised 58% and 27%, respectively, and TRS-RenTelco comprised 42% and 71%, respectively. Adler Tanks sales and other revenues for the three months ended March 31, 2013 and 2012 were 0% and 2% of the Company’s total sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Net Income	$9,215	$9,911	44,081	49,899
Provision for Income Taxes	5,942	6,390	27,642	31,648
Interest	2,203	2,173	9,179	8,297

Income from Operations	17,360	18,474	80,902	89,844
Depreciation and Amortization	18,808	17,516	73,768	68,737
Non-Cash Stock-Based Compensation	1,126	994	3,972	5,191

Adjusted EBITDA [1]	$37,294	$36,984	$158,642	$163,772

Adjusted EBITDA Margin [2]	42%	47%	42%	47%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Adjusted EBITDA [1]	$37,294	$36,984	$158,642	$163,772
Interest Paid	(1,276)	(1,071)	(9,312)	(6,613)
Net Income Taxes Paid	(1,519)	(1,199)	(6,162)	(4,786)
Gain on Sale of Rental Equipment	(3,334)	(3,073)	(12,650)	(12,462)
Change in certain assets and liabilities:
Accounts Receivable, net	4,534	7,705	(3,586)	(10,043)
Prepaid Expenses and Other Assets	5,528	(4,156)	7,346	(4,439)
Accounts Payable and Other Liabilities	6,675	(1,697)	4,656	5,219
Deferred Income	(6,282)	1,989	(6,414)	(1,255)

Net Cash Provided by Operating Activities	$41,620	$35,482	$132,520	$129,393

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2013, the actual ratio was 1.77 to 1.

At March 31, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 21, 2013, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.24 per common share for the quarter ended March 31, 2013, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2013 Compared to

Three Months Ended March 31, 2012

Overview

Consolidated revenues for the three months ended March 31, 2013 increased 12% to $88.7 million, from $78.9 million for the same period in 2012. Consolidated net income for the three months ended March 31, 2013 decreased 7% to $9.2 million, from $9.9 million for the same period in 2012. Earnings per diluted share for the three months ended March 31, 2013 decreased 8% to $0.36, from $0.39 for the same period in 2012.

For the three months ended March 31, 2013, on a consolidated basis:

•

Gross profit decreased $0.8 million, or 2%, to $39.0 million from $39.8 for the same period in 2012. Adler Tanks gross profit decreased $2.2 million, or 16%, due to lower gross profit on rental and rental related services revenues. Mobile Modular gross profit decreased $0.8 million, or 7%, due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues. TRS-RenTelco gross profit increased $1.5 million, or 11%, due to higher gross profit on rental and sales revenues. Enviroplex gross profit increased $0.6 million, primarily due to higher sales revenues.

•	Selling and administrative expenses increased 1% to $21.6 million from $21.3 million in the same period in 2012, primarily due to $0.3 million higher bad debt expenses.

•	Interest expense remained flat at $2.2 million, as 1% lower average debt levels was offset by higher net average interest rates of 3.0% in 2013 compared to 2.9% in 2012.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 12%, 59% and 30%, respectively, compared to 18%, 41% and 47%, respectively, for the comparable 2012 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 1% compared to a negative 6% in 2012.

•	Adjusted EBITDA increased 1% to $37.3 million, compared to $37.0 million in 2012.

Mobile Modular

For the three months ended March 31, 2013, Mobile Modular’s total revenues increased $0.6 million to $29.0 million compared to the same period in 2012, primarily due to higher sales revenues, partly offset by lower rental and rental related services revenues. The revenue increase, offset by lower gross margin on rental and sales revenues, and higher selling and administrative expenses, resulted in a 39% decrease in pre-tax income to $1.8 million for the three months ended March 31, 2013, from $2.9 million for the same period in 2012.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/13 compared to Three Months Ended 3/31/12 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2013	2012	$	%
Revenues
Rental	$19,329	$19,891	$(562)	-3%
Rental Related Services	5,914	6,120	(206)	-3%

Rental Operations	25,243	26,011	(768)	-3%
Sales	3,644	2,227	1,417	64%
Other	104	117	(13)	-11%

Total Revenues	28,991	28,355	636	2%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,518	3,474	44	1%
Rental Related Services	4,745	4,891	(146)	-3%
Other	6,367	5,941	426	7%

Total Direct Costs of Rental Operations	14,630	14,306	324	2%
Costs of Sales	2,699	1,568	1,131	72%

Total Costs of Revenues	17,329	15,874	1,455	9%

Gross Profit
Rental	9,444	10,476	(1,032)	-10%
Rental Related Services	1,169	1,229	(60)	-5%

Rental Operations	10,613	11,705	(1,092)	-9%
Sales	945	659	286	43%
Other	104	117	(13)	-11%

Total Gross Profit	11,662	12,481	(819)	-7%
Selling and Administrative Expenses	8,800	8,487	313	4%

Income from Operations	2,862	3,994	(1,132)	-28%
Interest Expense Allocation	1,093	1,103	(10)	-1%

Pre-tax Income	$1,769	$2,891	$(1,122)	-39%

Other Information
Average Rental Equipment [1]	$535,139	$516,720	$18,419	4%
Average Rental Equipment on Rent	$355,544	$343,464	$12,080	4%
Average Monthly Total Yield [2]	1.20%	1.28%		-6%
Average Utilization [3]	66.4%	66.5%		0%
Average Monthly Rental Rate [4]	1.81%	1.93%		-6%
Period End Rental Equipment [1]	$536,744	$517,864	$18,880	4%
Period End Utilization [3]	66.1%	65.7%		1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2013 decreased 7%, to $11.7 million from $12.5 million for the same period in 2012. For the three months ended March 31, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.6 million, or 3%, compared to 2012, primarily due to 6% lower average monthly rental rates, partly offset by 4% higher average rental equipment on rent in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 18% in 2013 compared with 17% in 2012, and other direct costs were 33% in 2013 compared to 30% in 2012, which resulted in gross margin percentages of 49% in 2013 and 53% in 2012. The lower rental revenues and lower rental margin resulted in gross profit on rental revenues decreasing 10% to $9.4 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 3%, compared to 2012. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to the change in the mix of leases and amortization of associated service revenues in 2013 as compared to 2012, partly offset by higher delivery and return delivery revenues at Mobile Modular Portable Storage. The lower revenues and flat gross margin percentage of 20% in 2013 and 2012 resulted in rental related services gross profit decreasing by 5%.

•

Gross Profit on Sales – Sales revenues increased $1.4 million, or 64%, primarily due to higher new equipment sales, compared to 2012. Higher sales revenues, partly offset by lower gross margin on new equipment sales resulted in gross profit on sales increasing 43% to $0.9 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2013, selling and administrative expenses increased 4%, to $8.8 million from $8.5 million in the same period in 2012, primarily due to increased personnel and benefit costs.

TRS-RenTelco

For the three months ended March 31, 2013, TRS-RenTelco’s total revenues increased $2.2 million, or 7%, to $32.7 million compared to the same period in 2012, primarily due to higher rental and sales revenues. Pre-tax income increased 32% to $8.9 million for the three months ended March 31, 2013 from $6.8 million for the same period in 2012, primarily due to higher gross profit on rental and sales revenues and lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/13 compared to Three Months Ended 3/31/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$24,841	$23,412	$1,429	6%
Rental Related Services	666	829	(163)	-20%

Rental Operations	25,507	24,241	1,266	5%
Sales	6,842	5,765	1,077	19%
Other	365	491	(126)	-26%

Total Revenues	32,714	30,497	2,217	7%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,816	9,284	532	6%
Rental Related Services	624	843	(219)	-26%
Other	3,225	3,239	(14)	0%

Total Direct Costs of Rental Operations	13,665	13,366	299	2%
Costs of Sales	3,455	3,077	378	12%

Total Costs of Revenues	17,120	16,443	677	4%

Gross Profit (Loss)
Rental	11,800	10,889	911	8%
Rental Related Services	42	(14)	56	400%

Rental Operations	11,842	10,875	967	9%
Sales	3,387	2,688	699	26%
Other	365	491	(126)	-26%

Total Gross Profit	15,594	14,054	1,540	11%
Selling and Administrative Expenses	6,094	6,696	(602)	-9%

Income from Operations	9,500	7,358	2,142	29%
Interest Expense Allocation	557	578	(21)	-4%

Pre-tax Income	$8,943	$6,780	$2,163	32%

Other Information
Average Rental Equipment [1]	$266,054	$260,578	$5,476	2%
Average Rental Equipment on Rent	$169,731	$170,688	$(957)	-1%
Average Monthly Total Yield [2]	3.11%	3.00%		4%
Average Utilization [3]	63.8%	65.5%		-3%
Average Monthly Rental Rate [4]	4.88%	4.57%		7%
Period End Rental Equipment [1]	$266,246	$262,218	$4,028	2%
Period End Utilization [3]	63.3%	65.1%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2013 increased 11% to $15.6 million from $14.1 million for the same period in 2012. For the three months ended March 31, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.4 million, or 6%, as compared to 2012, with depreciation expense increasing $0.5 million, or 6%, resulting in increased gross profit on rental revenues of $0.9 million, or 8%, to $11.8 million as compared to 2012. As a percentage of rental revenues, depreciation was 40% in 2013 and 2012 and other direct costs were 13% in 2013 and 14% in 2012, which resulted in gross margin percentage of 48% in 2013 and 47% in 2012. The rental revenues increase was due to 7% higher average monthly rental rates, partly offset by 1% lower average rental equipment on rent in 2013 as compared to 2012.

•

Gross Profit on Sales – Sales revenues increased 19% to $6.8 million in 2013, primarily due to higher used equipment sales. Gross margin percentage was 50% in 2013, compared to 47% in 2012, primarily due to higher gross margins on used equipment sales, resulting in gross profit on sales increasing 26% to $3.4 million. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2013, selling and administrative expenses decreased 9%, to $6.1 million from $6.7 million in the same period in 2012, primarily due to decreased salary and benefit costs related to the exit of the environmental test equipment business in November 2012.

Adler Tanks

For the three months ended March 31, 2013, Adler Tanks’ total revenues increased $0.7 million, or 4%, to $20.8 million compared to the same period in 2012, primarily due to higher rental and rental related services revenues. The revenue increase, offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in a $3.1 million decrease in pre-tax income to $4.5 million for the three months ended March 31, 2013, compared to the same period in 2012.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/13 compared to Three Months Ended 3/31/12 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2013	2012	$	%
Revenues
Rental	$16,431	$16,217	$214	1%
Rental Related Services	4,265	3,716	549	15%

Rental Operations	20,696	19,933	763	4%
Sales	86	107	(21)	-20%
Other	33	30	3	10%

Total Revenues	20,815	20,070	745	4%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,268	2,643	625	24%
Rental Related Services	3,553	2,819	734	26%
Other	2,765	1,260	1,505	119%

Total Direct Costs of Rental Operations	9,586	6,722	2,864	43%
Costs of Sales	86	42	44	105%

Total Costs of Revenues	9,672	6,764	2,908	43%

Gross Profit
Rental	10,398	12,314	(1,916)	-16%
Rental Related Services	712	897	(185)	-21%

Rental Operations	11,110	13,211	(2,101)	-16%
Sales	—	65	(65)	-100%
Other	33	30	3	10%

Total Gross Profit	11,143	13,306	(2,163)	-16%
Selling and Administrative Expenses	5,992	5,097	895	18%

Income from Operations	5,151	8,209	(3,058)	-37%
Interest Expense Allocation	609	531	78	15%

Pre-tax Income	$4,542	$7,678	$(3,136)	-41%

Other Information
Average Rental Equipment [1]	$252,194	$201,203	$50,991	25%
Average Rental Equipment on Rent	$163,084	$153,814	$9,270	6%
Average Monthly Total Yield [2]	2.18%	2.69%		-19%
Average Utilization [3]	64.7%	76.5%		-15%
Average Monthly Rental Rate [4]	3.37%	3.51%		-4%
Period End Rental Equipment [1]	$256,064	$210,022	$46,042	22%
Period End Utilization [3]	63.5%	72.9%		-13%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Adler Tanks’ gross profit for the three months ended March 31, 2013 decreased 16% to $11.1 million from $13.3 million for the same period in 2012. For the three months ended March 31, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.2 million, or 1%, compared to 2012, due to 6% higher average rental equipment on rent, partly offset by 4% lower average rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 20% and 16% in 2013 and 2012, respectively, and other direct costs were 17% in 2013 compared to 8% in 2012, which resulted in gross margin percentages of 63% in 2013 compared with 76% in 2012. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $1.9 million, or 16%, to $10.4 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 15%, compared to 2012. The higher revenues, offset by lower gross margin percentage of 17% in 2013 compared to 24% in 2012 resulted in rental related services gross profit decreasing 21% to $0.7 million in 2013.

For the three months ended March 31, 2013, selling and administrative expenses increased 18%, to $6.0 million from $5.1 million in the same period in 2012 primarily due to increased personnel and benefit costs and bad debt expense.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the three months ended March 31, 2013 compared to the same period in 2012 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $41.6 million compared to $35.5 million in 2012. The 17% increase in net cash provided by operating activities was primarily attributable to a decrease in prepaid expenses and other assets and other balance sheet changes, partly offset by lower income from operations.

Cash Flows from Investing Activities: Net cash used in investing activities was $19.9 million in 2013, compared to $30.1 million in 2012. The $10.2 million decrease was primarily due to $9.8 million lower purchases of rental equipment of $25.2 million in 2013, compared to $35.0 million in 2012 and $0.3 million lower purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $22.9 million in 2013, compared to $6.3 million in 2012. The $16.6 million change in net cash flows from financing activities was primarily due to $16.4 million higher net repayments on the Company’s bank lines of credit.

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

At March 31, 2013, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $181.3 million was outstanding, and had capacity to borrow up to an additional $248.7 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terns used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2013, the actual ratio was 4.01 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2013, the actual ratio was 1.77 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2013, such sum was $267.5 million and the actual Tangible Net Worth of the Company was $333.9 million.

At March 31, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.50 to 1. At March 31, 2013, the actual ratio was 1.77 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At March 31, 2013, such sum was $267.3 million and the actual tangible net worth of the Company was $333.9 million.

At March 31, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the three months ended March 31, 2013 and 2012. As of March 31, 2013, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2012 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2012 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

The continuing instability in the global financial system may also have an impact on our business and our financial condition. General economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

Further, the delay or failure to implement information system upgrades and new systems effectively, such as our current implementation to support our Adler Tanks division, could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

At March 31, 2013, we had $39.0 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

If we do not effectively manage our credit risk, collect on our accounts receivable or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our operating results.

We generally rent and sell to customers on 30 day payment terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and have averaged less than 1% of total revenues over the last five years. If economic conditions deteriorate, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Our fastest growing business segments, notably Adler Tanks, may have increased credit risks as we increase the number of new customers and markets served. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment. If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

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

Our routine business activities expose us to risk of litigation from employees, vendors and other third parties, which could have a material adverse effect on our results of operations.

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

The agreements governing our Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Note due 2018”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.8 million per year for each 1% increase in the average interest rate we pay, based on the $181.3 million balance of variable rate debt outstanding at March 31, 2013. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of March 31, 2013 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As of March 31, 2013, 59% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that in recent years growing demand related to hydraulic fracturing has increased the total market size and accounted for approximately one third or more of total market rental revenue in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2013	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer