Form 10-Q
period 2013-06-30
MCGRATH RENTCORP
filed 2013-07-31
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐    No  ☒

As of July 30, 2013, 25,622,596 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (“the Company”) as of June 30, 2013, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2013 and 2012, and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Jose, California

July 31, 2013

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
REVENUES
Rental	$63,043	$60,389	$123,644	$119,909
Rental Related Services	12,661	11,028	23,506	21,693

Rental Operations	75,704	71,417	147,150	141,602
Sales	10,906	11,830	27,671	19,936
Other	523	518	1,025	1,156

Total Revenues	87,133	83,765	175,846	162,694

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	16,626	15,672	33,228	31,073
Rental Related Services	9,391	9,011	18,313	17,564
Other	13,484	10,718	25,841	21,158

Total Direct Costs of Rental Operations	39,501	35,401	77,382	69,795
Costs of Sales	7,486	7,584	19,320	12,284

Total Costs of Revenues	46,987	42,985	96,702	82,079

Gross Profit	40,146	40,780	79,144	80,615
Selling and Administrative Expenses	21,792	21,163	43,430	42,524

Income from Operations	18,354	19,617	35,714	38,091
Interest Expense	2,157	2,382	4,360	4,555

Income Before Provision for Income Taxes	16,197	17,235	31,354	33,536
Provision for Income Taxes	6,349	6,756	12,291	13,146

Net Income	$9,848	$10,479	$19,063	$20,390

Earnings Per Share:
Basic	$0.39	$0.42	$0.76	$0.83
Diluted	$0.38	$0.42	$0.74	$0.81
Shares Used in Per Share Calculation:
Basic	25,354	24,765	25,180	24,702
Diluted	25,818	25,149	25,617	25,139
Cash Dividends Declared Per Share	$0.240	$0.235	$0.480	$0.470

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands)	2013	2012
ASSETS
Cash	$707	$1,612
Accounts Receivable, net of allowance for doubtful accounts of $2,452 in 2013 and $3,000 in 2012	87,286	92,256
Rental Equipment, at cost:
Relocatable Modular Buildings	570,352	551,101
Electronic Test Equipment	264,429	266,934
Liquid and Solid Containment Tanks and Boxes	269,437	254,810

	1,104,218	1,072,845
Less Accumulated Depreciation	(366,582)	(353,992)

Rental Equipment, net	737,636	718,853

Property, Plant and Equipment, net	101,183	101,031
Prepaid Expenses and Other Assets	19,675	19,507
Intangible Assets, net	11,075	11,487
Goodwill	27,700	27,700

Total Assets	$985,262	$972,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$278,875	$302,000
Accounts Payable and Accrued Liabilities	62,538	52,220
Deferred Income	25,936	26,924
Deferred Income Taxes, net	230,134	226,564

Total Liabilities	597,483	607,708

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 25,623 shares in 2013 and 24,931 shares in 2012	101,711	85,342
Retained Earnings	286,068	279,396

Total Shareholders’ Equity	387,779	364,738

Total Liabilities and Shareholders’ Equity	$985,262	$972,446

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,063	$20,390
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	37,645	35,339
Provision for Doubtful Accounts	911	1,301
Non-Cash Stock-Based Compensation	2,255	2,077
Gain on Sale of Used Rental Equipment	(6,256)	(5,968)
Change In:
Accounts Receivable	4,059	4,968
Prepaid Expenses and Other Assets	(168)	(9,489)
Accounts Payable and Accrued Liabilities	6,148	3,761
Deferred Income	(988)	3,647
Deferred Income Taxes	3,570	9,247

Net Cash Provided by Operating Activities	66,239	65,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(56,241)	(73,281)
Purchase of Property, Plant and Equipment	(4,156)	(8,883)
Proceeds from Sale of Used Rental Equipment	14,373	12,206

Net Cash Used in Investing Activities	(46,024)	(69,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	(23,125)	11,500
Proceeds from the Exercise of Stock Options	12,716	3,086
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,398	684
Payment of Dividends	(12,109)	(11,474)

Net Cash Provided by (Used in) Financing Activities	(21,120)	3,796

Net Decrease in Cash	(905)	(889)
Cash Balance, beginning of period	1,612	1,229

Cash Balance, end of period	$707	$340

Interest Paid, during the period	$4,331	$4,616

Net Income Taxes Paid, during the period	$6,779	$3,216

Dividends Accrued, during the period, not yet paid	$6,327	$6,057

Rental Equipment Acquisitions, not yet paid	$3,887	$9,989

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the six months ended June 30, 2013 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 22, 2013 for the year ended December 31, 2012 (the “2012 Annual Report”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Weighted-average number of shares of common stock for calculating basic earnings per share	25,354	24,765	25,180	24,702
Effect of potentially dilutive securities from equity-based compensation	464	384	437	437

Weighted-average number of shares of common stock for calculating diluted earnings per share	25,818	25,149	25,617	25,139

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Options to purchase shares of common stock	43	1,049	465	1,034

NOTE 3.	RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $5.5 million and $8.0 million during the three months ended June 30, 2013 and 2012, respectively, and $9.5 million and $21.8 million during the six months ended June 30, 2013 and 2012, respectively, from Sabre Manufacturing, LLC (“Sabre”), which is controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company. In addition, the Company receives certain support services from Sabre, which were insignificant in the three and six months ended June 30, 2013 and 2012. Amounts due to Sabre at June 30, 2013 and 2012 were $0.4 million and $2.0 million, respectively.

NOTE 4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	June 30, 2013	December 31, 2012
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	9,100

		14,800	14,800
Less Accumulated Amortization		(3,725)	(3,313)

		$11,075	$11,487

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and identifiable indefinite-lived intangible assets on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2012. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at June 30, 2013 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.4 million for the remainder of fiscal year 2013 and $0.8 million in each of the fiscal years 2014 through 2018.

NOTE 5.	SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2013 and 2012 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,

2013
Rental Revenues	$39,288	$50,179	$34,177	$—	$123,644
Rental Related Services Revenues	12,491	1,412	9,603	—	23,506
Sales and Other Revenues	6,715	14,200	1,354	6,427	28,696
Total Revenues	58,494	65,791	45,134	6,427	175,846
Depreciation of Rental Equipment	7,089	19,474	6,665	—	33,228
Gross Profit	22,894	30,958	24,557	735	79,144
Selling and Administrative Expenses	17,371	12,400	12,097	1,562	43,430
Income (Loss) from Operations	5,523	18,558	12,460	(827)	35,714
Interest Expense (Income) Allocation	2,158	1,089	1,213	(100)	4,360
Income (Loss) before Provision for Income Taxes	3,365	17,469	11,247	(727)	31,354
Rental Equipment Acquisitions	21,521	22,655	15,853	—	60,029
Accounts Receivable, net (period end)	37,573	22,750	24,139	2,824	87,286
Rental Equipment, at cost (period end)	570,352	264,429	269,437	—	1,104,218
Rental Equipment, net book value (period end)	397,702	105,869	234,065	—	737,636
Utilization (period end) 2	67.6%	63.3%	68.7%
Average Utilization 2	66.7%	63.7%	65.5%

2012
Rental Revenues	$39,413	$48,267	$32,229	$—	$119,909
Rental Related Services Revenues	12,200	1,684	7,809	—	21,693
Sales and Other Revenues	4,522	11,151	696	4,723	21,092
Total Revenues	56,135	61,102	40,734	4,723	162,694
Depreciation of Rental Equipment	6,959	18,610	5,504	—	31,073
Gross Profit	24,505	28,842	26,004	1,264	80,615
Selling and Administrative Expenses	16,779	13,105	10,409	2,231	42,524
Income (Loss) from Operations	7,726	15,737	15,595	(967)	38,091
Interest Expense (Income) Allocation	2,294	1,198	1,134	(71)	4,555
Income (Loss) before Provision for Income Taxes	5,432	14,539	14,461	(896)	33,536
Rental Equipment Acquisitions	11,702	29,379	34,041	—	75,122
Accounts Receivable, net (period end)	34,762	23,120	20,169	8,351	86,402
Rental Equipment, at cost (period end)	547,248	270,747	235,022	—	1,053,017
Rental Equipment, net book value (period end)	385,901	112,922	212,095	—	710,918
Utilization (period end) 2	65.6%	65.7%	67.5%
Average Utilization 2	66.2%	65.9%	73.3%

1.	Gross Enviroplex sales revenues were $6,430 and $4,723 for the six months ended June 30, 2013 and 2012, respectively. The 2013 period includes inter-segment sales to Mobile Modular of $3 which have been eliminated in consolidation. There were no inter-segment sales to Mobile Modular in the 2012 period, which required elimination in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2013 and 2012. Revenues from foreign country customers accounted for 8% and 11% of the Company’s total revenues, respectively, for the same periods.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 4% of the Company’s total revenues in the six months ended June 30, 2013. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2013, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 11%, 56%, 36% and negative 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 16%, 44%, 43% and negative 3% for the same period in 2012. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 84% and 87% of consolidated revenues in the six months ended June 30, 2013 and 2012, respectively. Of the total rental operations revenues for the six months ended June 30, 2013, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 35%, 35% and 30%, respectively, compared to 37%, 35% and 28%, respectively, in the same period of 2012. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor costs, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2013 and 2012, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 16% and 13%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2013 and 2012, Mobile Modular and Enviroplex together comprised 46% and 44%, respectively, and TRS-RenTelco comprised 50% and 53%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2013 and 2012 were 4% and 3%, respectively, of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Net Income	$9,848	$10,479	$19,063	$20,390	$43,450	$48,972
Provision for Income Taxes	6,349	6,756	12,291	13,146	27,235	31,050
Interest	2,157	2,382	4,360	4,555	8,954	8,725

Income from Operations	18,354	19,617	35,714	38,091	79,639	88,747
Depreciation and Amortization	18,837	17,823	37,645	35,339	74,782	70,098
Non-Cash Stock-Based Compensation	1,129	1,083	2,255	2,077	4,018	5,171

Adjusted EBITDA [1]	$38,320	$38,523	$75,614	$75,507	$158,439	$164,016

Adjusted EBITDA Margin [2]	44%	46%	43%	46%	42%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA [1]	$38,320	$38,523	$75,614	$75,507	$158,439	$164,016
Interest Paid	(3,055)	(3,545)	(4,331)	(4,616)	(8,822)	(8,835)
Net Income Taxes Paid	(5,260)	(2,017)	(6,779)	(3,216)	(9,405)	(5,334)
Gain on Sale of Used Rental Equipment	(2,922)	(2,895)	(6,256)	(5,968)	(12,677)	(11,916)
Change in certain assets and liabilities:
Accounts Receivable, net	436	(1,449)	4,970	6,269	(1,174)	(7,572)
Prepaid Expenses and Other Assets	(5,696)	(5,333)	(168)	(9,489)	6,984	(3,894)
Accounts Payable and Other Liabilities	(2,498)	4,836	4,177	3,139	(2,679)	(1,064)
Deferred Income	5,294	1,658	(988)	3,647	(2,778)	(2,267)

Net Cash Provided by Operating Activities	$24,619	$29,778	$66,239	$65,273	$127,348	$123,134

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash stock-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2013, the actual ratio was 1.76 to 1.

At June 30, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 12, 2013, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.24 per common share for the quarter ended June 30, 2013, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2013 Compared to

Three Months Ended June 30, 2012

Overview

Consolidated revenues for the three months ended June 30, 2013 increased 4% to $87.1 million, from $83.8 million for the same period in 2012. Consolidated net income for the three months ended June 30, 2013 decreased 6% to $9.8 million, from $10.5 million for the same period in 2012. Earnings per diluted share for the three months ended June 30, 2013 decreased 10% to $0.38 from $0.42 for the same period in 2012.

For the three months ended June 30, 2013, on a consolidated basis:

•

Gross profit decreased $0.6 million, or 2%, to $40.1 million from $40.8 million for the same period in 2012. Enviroplex gross profit decreased $1.1 to $0.1 million, primarily due to lower sales revenues. Mobile Modular gross profit decreased $0.8 million, or 7%, due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues. TRS-RenTelco gross profit increased $0.6 million, or 4%, due to higher gross profit on rental, rental related services and sales revenues. Adler Tanks gross profit increased $0.7 million, or 6%, due to higher gross profit on rental and rental related services revenues.

•

Selling and administrative expenses increased 3% to $21.8 million from $21.2 million in the same period in 2012, primarily due to $0.8 million higher salaries and employee benefit costs and $0.5 million higher marketing and administrative expenses, partly offset by $0.7 million lower bad debt expense.

•

Interest expense decreased 9% to $2.2 million from $2.4 million in the same period in 2012, due to 6% lower average debt levels of the Company and 3% lower net average interest rates of 3.0% in 2013 compared to 3.1% in 2012.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 10%, 53% and 41%, respectively, compared to 15%, 45% and 39%, respectively, for the comparable 2012 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 4% compared to 1% in 2012.

•	Adjusted EBITDA decreased 1% to $38.3 million, compared to $38.5 million in 2012.

Mobile Modular

For the three months ended June 30, 2013, Mobile Modular’s total revenues increased $1.7 million to $29.5 million compared to the same period in 2012, primarily due to higher sales, rental related services and rental revenues. The revenue increase, offset by lower gross margin on rental revenues and sales, and higher selling and administrative expenses, resulted in a 37% decrease in pre-tax income to $1.6 million for the three months ended June 30, 2013, from $2.5 million for the same period in 2012.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/13 compared to Three Months Ended 6/30/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$19,959	$19,522	$437	2%
Rental Related Services	6,577	6,080	497	8%

Rental Operations	26,536	25,602	934	4%
Sales	2,839	2,061	778	38%
Other	128	117	11	9%

Total Revenues	29,503	27,780	1,723	6%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,571	3,485	86	2%
Rental Related Services	4,826	5,034	(208)	-4%
Other	7,676	5,706	1,970	35%

Total Direct Costs of Rental Operations	16,073	14,225	1,848	13%
Costs of Sales	2,198	1,531	667	44%

Total Costs of Revenues	18,271	15,756	2,515	16%

Gross Profit
Rental	8,712	10,331	(1,619)	-16%
Rental Related Services	1,751	1,046	705	67%

Rental Operations	10,463	11,377	(914)	-8%
Sales	641	530	111	21%
Other	128	117	11	9%

Total Gross Profit	11,232	12,024	(792)	-7%
Selling and Administrative Expenses	8,571	8,292	279	3%

Income from Operations	2,661	3,732	(1,071)	-29%

Interest Expense Allocation	1,065	1,191	(126)	-11%

Pre-tax Income	$1,596	$2,541	$(945)	-37%

Other Information
Average Rental Equipment [1]	$540,805	$520,569	$20,236	4%
Average Rental Equipment on Rent	$361,153	$342,438	$18,715	5%
Average Monthly Total Yield [2]	1.23%	1.25%		-2%
Average Utilization [3]	66.8%	65.8%		2%
Average Monthly Rental Rate [4]	1.84%	1.90%		-3%
Period End Rental Equipment [1]	$546,278	$523,602	$22,676	4%
Period End Utilization [3]	67.6%	65.6%		3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2013 decreased 7%, to $11.2 million from $12.0 million for the same period in 2012. For the three months ended June 30, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.4 million, or 2%, compared to 2012, primarily due to 5% higher average rental equipment on rent, partly offset by 3% lower average monthly rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 18% in 2013 and 2012, and other direct costs were 38% in 2013 compared to 29% in 2012, which resulted in gross margin percentages of 44% in 2013 and 53% in 2012. The increase in other direct costs was due to higher material and labor costs to prepare equipment for shipment to customers. The lower rental margin partly offset by higher rental revenues resulted in gross profit on rental revenues decreasing $1.6 million, to $8.7 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 8%, compared to 2012. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, together with higher gross margin percentage of 27% in 2013 compared to 17% in 2012, resulted in rental related services gross profit increasing to $1.8 million in 2013 compared to $1.0 million in 2012.

•

Gross Profit on Sales – Sales revenues increased $0.8 million, or 38%, compared to 2012. Gross profit on sales increased 21% to $0.6 million with gross margin percentage decreasing to 23% from 26% in 2012, due to lower margins on new equipment sales in 2013. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2013, selling and administrative expenses increased 3%, to $8.6 million from $8.3 million in the same period in 2012, primarily due to increased personnel and benefit costs.

TRS-RenTelco

For the three months ended June 30, 2013, TRS-RenTelco’s total revenues increased $2.5 million, or 8%, to $33.1 million compared to the same period in 2012, primarily due to higher sales and rental revenues. Pre-tax income increased 10% to $8.5 million for the three months ended June 30, 2013 from $7.8 million for the same period in 2012, primarily due to higher gross profit on rental, rental related services and sales revenues, and lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/13 compared to Three Months Ended 6/30/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$25,338	$24,855	$483	2%
Rental Related Services	746	855	(109)	-13%

Rental Operations	26,084	25,710	374	1%
Sales	6,634	4,524	2,110	47%
Other	359	371	(12)	-3%

Total Revenues	33,077	30,605	2,472	8%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	9,658	9,326	332	4%
Rental Related Services	704	906	(202)	-22%
Other	3,255	3,360	(105)	-3%

Total Direct Costs of Rental Operations	13,617	13,592	25	0%
Costs of Sales	4,096	2,225	1,871	84%

Total Costs of Revenues	17,713	15,817	1,896	12%

Gross Profit (Loss)
Rental	12,425	12,169	256	2%
Rental Related Services	42	(51)	93	182%

Rental Operations	12,467	12,118	349	3%
Sales	2,538	2,299	239	10%
Other	359	371	(12)	-3%

Total Gross Profit	15,364	14,788	576	4%
Selling and Administrative Expenses	6,306	6,409	(103)	-2%

Income from Operations	9,058	8,379	679	8%
Interest Expense Allocation	532	620	(88)	-14%

Pre-tax Income	$8,526	$7,759	$767	10%

Other Information
Average Rental Equipment [1]	$264,472	$265,793	$(1,321)	-1%
Average Rental Equipment on Rent	$167,993	$175,524	$(7,531)	-4%
Average Monthly Total Yield [2]	3.19%	3.12%		2%
Average Utilization [3]	63.5%	66.0%		-4%
Average Monthly Rental Rate [4]	5.03%	4.72%		7%
Period End Rental Equipment [1]	$264,110	$269,714	$(5,604)	-2%
Period End Utilization [3]	63.3%	65.7%		-4%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended June 30, 2013 increased 4% to $15.4 million from $14.8 million for the same period in 2012. For the three months ended June 30, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.5 million, or 2%, as compared to 2012, with depreciation expense increasing $0.3 million, or 4%, resulting in increased gross profit on rental revenues of $0.3 million, or 2%, to $12.4 million as compared to 2012. As a percentage of rental revenues, depreciation was 38% in 2013 and 2012 and other direct costs were 13% in 2013 and 2012, which resulted in a gross margin percentage of 49% in 2013 and 2012. The rental revenues increase was due to 7% higher average monthly rental rates, partly offset by 4% lower average rental equipment on rent in 2013 as compared to 2012.

•

Gross Profit on Sales – Sales revenues increased 47% to $6.6 million in 2013. Gross profit on sales increased 10% to $2.5 million with gross margin percentage decreasing to 38% from 51% in 2012, primarily due to lower margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2013, selling and administrative expenses decreased 2%, to $6.3 million from $6.4 million in the same period in 2012, primarily due to decreased salary and benefit costs related to the exit of the environmental test equipment business in November 2012.

Adler Tanks

For the three months ended June 30, 2013, Adler Tanks’ total revenues increased $3.7 million, or 18%, to $24.3 million compared to the same period in 2012, due to higher rental, rental related services and sales revenues. The revenue increase, offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in a $0.1 million decrease in pre-tax income to $6.7 million for the three months ended June 30, 2013, compared to the same period in 2012.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/13 compared to Three Months Ended 6/30/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$17,746	$16,012	$1,734	11%
Rental Related Services	5,338	4,093	1,245	30%

Rental Operations	23,084	20,105	2,979	15%
Sales	1,199	529	670	127%
Other	36	30	6	20%

Total Revenues	24,319	20,664	3,655	18%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,397	2,861	536	19%
Rental Related Services	3,861	3,071	790	26%
Other	2,553	1,652	901	55%

Total Direct Costs of Rental Operations	9,811	7,584	2,227	29%
Costs of Sales	1,094	382	712	186%

Total Costs of Revenues	10,905	7,966	2,939	37%

Gross Profit
Rental	11,796	11,499	297	3%
Rental Related Services	1,477	1,022	455	45%

Rental Operations	13,273	12,521	752	6%
Sales	105	147	(42)	-29%
Other	36	30	6	20%

Total Gross Profit	13,414	12,698	716	6%
Selling and Administrative Expenses	6,105	5,312	793	15%

Income from Operations	7,309	7,386	(77)	-1%
Interest Expense Allocation	604	603	1	0%

Pre-tax Income	$6,705	$6,783	$(78)	-1%

Other Information
Average Rental Equipment [1]	$260,346	$218,466	$41,880	19%
Average Rental Equipment on Rent	$171,383	$153,580	$17,803	12%
Average Monthly Total Yield [2]	2.27%	2.44%		-7%
Average Utilization [3]	65.8%	70.3%		-6%
Average Monthly Rental Rate [4]	3.45%	3.48%		-1%
Period End Rental Equipment [1]	$264,039	$226,626	$37,413	17%
Period End Utilization [3]	68.7%	67.5%		2%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Adler Tanks’ gross profit for the three months ended June 30, 2013 increased 6% to $13.4 million from $12.7 million for the same period in 2012. For the three months ended June 30, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.7 million, or 11%, compared to 2012, due to 12% higher average rental equipment on rent, partly offset by 1% lower average rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 19% and 18% in 2013 and 2012, respectively, and other direct costs were 14% in 2013 compared to 10% in 2012, which resulted in gross margin percentages of 67% and 72% in 2013 and 2012, respectively. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.3 million, or 3%, to $11.8 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 30%, compared to 2012. The higher revenues and higher gross margin percentage of 28% in 2013 compared to 25% in 2012 resulted in rental related services gross profit increasing 45% to $1.5 million in 2013.

For the three months ended June 30, 2012, selling and administrative expenses increased 15% to $6.1 million from $5.3 million in the same period in 2012, primarily due to increased personnel and benefit costs.

Six Months Ended June 30, 2013 Compared to

Six Months Ended June 30, 2012

Overview

Consolidated revenues for the six months ended June 30, 2013 increased 8%, to $175.8 million from $162.7 million for the same period in 2012. Consolidated net income for the six months ended June 30, 2013 decreased 7% to $19.1 million, from $20.4 million for the same period in 2012. Earnings per diluted share for the six months ended June 30, 2013 decreased 9% to $0.74 from $0.81 for the same period in 2012.

For the six months ended June 30, 2013, on a consolidated basis:

•

Gross profit decreased $1.5 million, or 2%, to $79.1 million from $80.6 million for the same period in 2012. Gross profit of Mobile Modular decreased $1.6 million, or 7%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues. Adler Tanks gross profit decreased $1.5 million, or 6%, primarily due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues. Enviroplex gross profit decreased $0.5 million, or 42%, due to lower gross margins on sales. TRS-RenTelco gross profit increased $2.1 million, or 7%, primarily due to higher gross profit on rental, rental related services and sales revenues.

•

Selling and administrative expenses increased 2% to $43.4 million from $42.5 million for the same period in 2012, primarily due to $1.1 million higher salary and employee benefit costs, partly offset by $0.4 million lower bad debt expense.

•	Interest expense decreased 4% to $4.4 million, due to 4% lower average debt levels of the Company and flat net average interest rates of 3.0% in 2013 and 2012.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 11%, 56% and 36%, respectively, compared to 16%, 44% and 43%, respectively, for the comparable 2012 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 3% in 2013 and 2012.

•	Adjusted EBITDA increased $0.1 million to $75.6 million compared to $75.5 million in 2012.

Mobile Modular

For the six months ended June 30, 2013, Mobile Modular’s total revenues increased $2.4 million, or 4%, to $58.5 million compared to the same period in 2012, primarily due to higher sales and rental related services revenues, partly offset by lower rental revenues during the period. The revenue increase, offset by lower gross margin on rental and sales revenues, and higher selling and administrative expenses, resulted in a 38% decrease in pre-tax income to $3.4 million for the six months ended June 30, 2013, from $5.4 million for the same period in 2012.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/13 compared to Six Months Ended 6/30/12 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2013	2012	$	%
Revenues
Rental	$39,288	$39,413	$(125)	0%
Rental Related Services	12,491	12,200	291	2%

Rental Operations	51,779	51,613	166	0%
Sales	6,483	4,288	2,195	51%
Other	232	234	(2)	-1%

Total Revenues	58,494	56,135	2,359	4%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	7,089	6,959	130	2%
Rental Related Services	9,571	9,925	(354)	-4%
Other	14,043	11,647	2,396	21%

Total Direct Costs of Rental Operations	30,703	28,531	2,172	8%
Costs of Sales	4,897	3,099	1,798	58%

Total Costs of Revenues	35,600	31,630	3,970	13%

Gross Profit
Rental	18,156	20,807	(2,651)	-13%
Rental Related Services	2,920	2,275	645	28%

Rental Operations	21,076	23,082	(2,006)	-9%
Sales	1,586	1,189	397	33%
Other	232	234	(2)	-1%

Total Gross Profit	22,894	24,505	(1,611)	-7%
Selling and Administrative Expenses	17,371	16,779	592	4%

Income from Operations	5,523	7,726	(2,203)	-29%
Interest Expense Allocation	2,158	2,294	(136)	-6%

Pre-tax Income	$3,365	$5,432	$(2,067)	-38%

Other Information
Average Rental Equipment [1]	$538,147	$518,756	$19,391	4%
Average Rental Equipment on Rent	$358,827	$343,333	$15,494	5%
Average Monthly Total Yield [2]	1.22%	1.27%		-4%
Average Utilization [3]	66.7%	66.2%		1%
Average Monthly Rental Rate [4]	1.82%	1.91%		-5%
Period End Rental Equipment [1]	$546,278	$523,602	$22,676	4%
Period End Utilization [3]	67.6%	65.6%		3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2013 decreased $1.6 million, to $22.9 million from $24.5 million for the same period in 2012. For the six months ended June 30, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.1 million, primarily due to 5% lower average monthly rental rates, partly offset by 5% higher average rental equipment on rent. As a percentage of rental revenues, depreciation was 18% in 2013 and 2012 and other direct costs were 36% in 2013 and 29% in 2012, which resulted in gross margin percentage of 46% in 2013 and 53% in 2012. The increase in other direct costs was due to higher material and labor costs to prepare equipment for shipment to customers. The lower rental revenues, combined with lower rental margins, resulted in gross profit on rental revenues decreasing $2.7 million, or 13%, to $18.2 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.3 million, or 2%, compared to 2012. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery at Mobile Modular Portable Storage. The higher revenues, together with higher gross margin percentage of 23% in 2013 compared to 19% in 2012, resulted in rental related services gross profit increasing 28% to $2.9 million from $2.3 million in 2012.

•

Gross Profit on Sales – Sales revenues increased $2.2 million, or 51%, compared to 2012, which resulted in sales gross profit increasing 33% to $1.6 million from $1.2 million in 2012. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2013, selling and administrative expenses increased $0.6 million, or 4%, to $17.4 million from $16.8 million in the same period in 2012, primarily as a result of increased personnel and benefits costs.

TRS-RenTelco

For the six months ended June 30, 2013, TRS-RenTelco’s total revenues increased $4.7 million, or 8%, to $65.8 million compared to the same period in 2012, due to higher sales and rental revenues, partly offset by lower rental related services revenues. Pre-tax income increased $2.9 million, or 20%, to $17.5 million for the six months ended June 30, 2013 compared to $14.5 million for the same period in 2012, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/13 compared to Six Months Ended 6/30/12 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$50,179	$48,267	$1,912	4%
Rental Related Services	1,412	1,684	(272)	-16%

Rental Operations	51,591	49,951	1,640	3%
Sales	13,476	10,289	3,187	31%
Other	724	862	(138)	-16%

Total Revenues	65,791	61,102	4,689	8%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	19,474	18,610	864	5%
Rental Related Services	1,328	1,749	(421)	-24%
Other	6,480	6,599	(119)	-2%

Total Direct Costs of Rental Operations	27,282	26,958	324	1%
Costs of Sales	7,551	5,302	2,249	42%

Total Costs of Revenues	34,833	32,260	2,573	8%

Gross Profit (Loss)
Rental	24,225	23,058	1,167	5%
Rental Related Services	84	(65)	149	229%

Rental Operations	24,309	22,993	1,316	6%
Sales	5,925	4,987	938	19%
Other	724	862	(138)	-16%

Total Gross Profit	30,958	28,842	2,116	7%
Selling and Administrative Expenses	12,400	13,105	(705)	-5%

Income from Operations	18,558	15,737	2,821	18%
Interest Expense Allocation	1,089	1,198	(109)	-9%

Pre-tax Income	$17,469	$14,539	$2,930	20%

Other Information
Average Rental Equipment [1]	$265,122	$263,324	$1,798	1%
Average Rental Equipment on Rent	$168,900	$173,441	$(4,541)	-3%
Average Monthly Total Yield [2]	3.15%	3.07%		3%
Average Utilization [3]	63.7%	65.9%		-3%
Average Monthly Rental Rate [4]	4.95%	4.66%		6%
Period End Rental Equipment [1]	$264,110	$269,714	$(5,604)	-2%
Period End Utilization [3]	63.3%	65.7%		-4%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the six months ended June 30, 2013 increased 7% to $31.0 million from $28.8 million for the same period in 2012. For the six months ended June 30, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.9 million, or 4%, with depreciation expenses increasing $0.9 million, or 5%, and other direct costs decreasing $0.1 million, or 2%, to $6.5 million, resulting in increased gross profit on rental revenues of $1.2 million, or 5%, to $24.2 million. As a percentage of rental revenues, depreciation was 39% in 2013 and 2012 and other direct costs were 13% in 2013 and 2012, which resulted in a gross margin percentage of 48% in 2013 and 2012. The rental revenues increase was due to 6% higher average monthly rental rates, partly offset by 3% lower average rental equipment on rent compared to 2012.

•

Gross Profit on Sales – Sales revenues increased $3.2 million, or 31%, to $13.5 million in 2013, compared to $10.3 million in 2012. Higher sales revenue, partly offset by lower gross margin percentage of 44% in 2013 compared to 48% in 2012, primarily due to lower gross margin on used equipment sales resulted in gross profit on sales increasing $0.9 million, or 19%, to $5.9 million from $5.0 million in 2012. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2013, selling and administrative expenses decreased $0.7 million, or 5%, to $12.4 million from $13.1 million in the same period in 2012, primarily due to decreased salary and benefit costs related to the exit of the environmental test equipment business in November 2012.

Adler Tanks

For the six months ended June 30, 2013, Adler Tanks’ total revenues increased $4.4 million, or 11%, to $45.1 million compared to the same period in 2012, primarily due to higher rental and rental related services revenues during the period. The revenue increase, offset by lower gross margin on rental and rental related services revenues, and higher selling and administrative expenses, resulted in pre-tax income of $11.2 million for the six months ended June 30, 2013, a decrease of 22% compared to 2012.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/13 compared to Six Months Ended 6/30/12 (Unaudited)

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2013	2012	$	%
Revenues
Rental	$34,177	$32,229	$1,948	6%
Rental Related Services	9,603	7,809	1,794	23%

Rental Operations	43,780	40,038	3,742	9%
Sales	1,285	636	649	102%
Other	69	60	9	15%

Total Revenues	45,134	40,734	4,400	11%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	6,665	5,504	1,161	21%
Rental Related Services	7,414	5,890	1,524	26%
Other	5,318	2,912	2,406	83%

Total Direct Costs of Rental Operations	19,397	14,306	5,091	36%
Costs of Sales	1,180	424	756	178%

Total Costs of Revenues	20,577	14,730	5,847	40%

Gross Profit
Rental	22,194	23,813	(1,619)	-7%
Rental Related Services	2,189	1,919	270	14%

Rental Operations	24,383	25,732	(1,349)	-5%
Sales	105	212	(107)	-50%
Other	69	60	9	15%

Total Gross Profit	24,557	26,004	(1,447)	-6%
Selling and Administrative Expenses	12,097	10,409	1,688	16%

Income from Operations	12,460	15,595	(3,135)	-20%
Interest Expense Allocation	1,213	1,134	79	7%

Pre-tax Income	$11,247	$14,461	$(3,214)	-22%

Other Information
Average Rental Equipment [1]	$256,300	$209,808	$46,492	22%
Average Rental Equipment on Rent	$167,892	$153,784	$14,108	9%
Average Monthly Total Yield [2]	2.23%	2.56%		-13%
Average Utilization [3]	65.5%	73.3%		-11%
Average Monthly Rental Rate [4]	3.40%	3.49%		-3%
Period End Rental Equipment [1]	$264,039	$226,626	$37,413	17%
Period End Utilization [3]	68.7%	67.5%		2%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Adler Tanks’ gross profit for the six months ended June 30, 2013 decreased 6% to $24.6 million from $26.0 million for the same period in 2012. For the six months ended June 30, 2013 compared to the same period in 2012:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.9 million, or 6%, due to 9% higher average rental equipment on rent, partly offset by 3% lower average rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 19% and 17% in 2013 and 2012, respectively, and other direct costs were 16% and 9%, respectively, in 2013 and 2012, which resulted in gross margin percentages of 65% in 2013 and 74% in 2012. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $1.6 million, or 7%, to $22.2 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.8 million, or 23%, compared to 2012. The higher revenues, partly offset by lower gross margin percentage of 23% in 2012 compared to 25% in 2012, resulted in rental related services gross profit increasing $0.3 million, or 14%, to $2.2 million from $1.9 million in 2012.

For the six months ended June 30, 2013, selling and administrative expenses increased 16% to $12.1 million from $10.4 million in the same period in 2012, primarily due to higher personnel and benefit costs and higher marketing and administrative expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the six months ended June 30, 2013 compared to the same period in 2012 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $66.2 million compared to $65.3 million in 2012. The 1% increase in net cash provided by operating activities was primarily attributable to a lower increase in prepaid expenses and other assets, partly offset by lower income from operations and the other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $46.0 million in 2013, compared to $70.0 million in 2012. The decrease was primarily due to $17.0 million lower purchases of rental equipment of $56.2 million in 2013, compared to $73.3 million in 2012, $4.7 million lower purchases of property, plant and equipment in 2013 of $4.2 million, compared to $8.9 million in 2012, and $2.2 million higher proceeds from sale of used rental equipment in 2013 of $14.4 million, compared to $12.2 million in 2012.

Cash Flows from Financing Activities: Net cash used in financing activities was $21.1 million in 2013, compared to net cash provided by financing of $3.8 million in 2012. The $24.9 million change in net cash flows from financing activities was primarily due to $34.6 million higher net repayments on the Company’s bank lines of credit, partly offset by $10.3 million higher proceeds and excess tax benefit from the exercise of stock options.

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

Unsecured Revolving Lines of Credit

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaced the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans.

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

At June 30, 2013, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $178.9 million was outstanding, and had capacity to borrow up to an additional $251.1 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2013, the actual ratio was 4.01 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2013, the actual ratio was 1.76 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2013, such sum was $278.4 million and the actual Tangible Net Worth of the Company was $349.0 million.

At June 30, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2013, the actual ratio was 1.76 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At June 30, 2013, such sum was $278.5 million and the actual Tangible Net Worth of the Company was $349.0 million.

At June 30, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the six months ended June 30, 2013 and 2012. As of June 30, 2013, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2012 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2012 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2013, we had $38.8 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.8 million per year for each 1% increase in the average interest rate we pay, based on the $178.9 million balance of variable rate debt outstanding at June 30, 2013. If interest rates rise in the future, and particularly, if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of June 30, 2013 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As of June 30, 2013, 57% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.7	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2013	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer