Form 10-Q
period 2013-09-30
MCGRATH RENTCORP
filed 2013-10-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, 25,686,023 shares of Registrant’s Common Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP
San Jose, California
October 30, 2013

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
REVENUES
Rental	$65,941	$63,418	$189,585	$183,327
Rental Related Services	15,858	13,010	39,364	34,703

Rental Operations	81,799	76,428	228,949	218,030
Sales	26,515	22,382	54,186	42,318
Other	546	620	1,571	1,776

Total Revenues	108,860	99,430	284,706	262,124

COSTS AND EXPENSES
Direct Costs of Rental Operations
Depreciation of Rental Equipment	17,233	16,163	50,461	47,236
Rental Related Services	11,278	10,252	29,591	27,816
Other	16,361	12,698	42,202	33,856

Total Direct Costs of Rental Operations	44,872	39,113	122,254	108,908
Costs of Sales	18,778	16,677	38,098	28,961

Total Costs of Revenues	63,650	55,790	160,352	137,869

Gross Profit	45,210	43,640	124,354	124,255
Selling and Administrative Expenses	22,383	20,848	65,813	63,372

Income from Operations	22,827	22,792	58,541	60,883
Interest Expense	2,148	2,312	6,508	6,867

Income Before Provision for Income Taxes	20,679	20,480	52,033	54,016
Provision for Income Taxes	8,106	8,029	20,397	21,175

Net Income	$12,573	$12,451	$31,636	$32,841

Earnings Per Share:
Basic	$0.49	$0.50	$1.25	$1.33
Diluted	$0.48	$0.50	$1.23	$1.31
Shares Used in Per Share Calculation:
Basic	25,649	24,785	25,338	24,730
Diluted	26,095	25,106	25,787	25,133
Cash Dividends Declared Per Share	$0.240	$0.235	$0.720	$0.705

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands)	2013	2012
ASSETS
Cash	$651	$1,612
Accounts Receivable, net of allowance for doubtful accounts of $2,001 in 2013 and $3,000 in 2012	92,819	92,256
Rental Equipment, at cost:
Relocatable Modular Buildings	577,898	551,101
Electronic Test Equipment	270,164	266,934
Liquid and Solid Containment Tanks and Boxes	277,972	254,810

	1,126,034	1,072,845
Less Accumulated Depreciation	(372,224)	(353,992)

Rental Equipment, net	753,810	718,853

Property, Plant and Equipment, net	102,977	101,031
Prepaid Expenses and Other Assets	20,610	19,507
Intangible Assets, net	10,868	11,487
Goodwill	27,700	27,700

Total Assets	$1,009,435	$972,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$280,902	$302,000
Accounts Payable and Accrued Liabilities	68,811	52,220
Deferred Income	27,143	26,924
Deferred Income Taxes, net	236,885	226,564

Total Liabilities	613,741	607,708

Shareholders’ Equity:
Common Stock, no par value -
Authorized — 40,000 shares
Issued and Outstanding — 25,686 shares in 2013 and 24,931 shares in 2012	103,239	85,342
Retained Earnings	292,455	279,396

Total Shareholders’ Equity	395,694	364,738

Total Liabilities and Shareholders’ Equity	$1,009,435	$972,446

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,636	$32,841
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	57,097	53,665
Provision for Doubtful Accounts	1,347	1,775
Non-Cash Share-Based Compensation	3,382	3,154
Gain on Sale of Used Rental Equipment	(9,928)	(9,381)
Change In:
Accounts Receivable	(1,910)	(10,152)
Prepaid Expenses and Other Assets	(1,103)	(10,729)
Accounts Payable and Accrued Liabilities	8,855	3,580
Deferred Income	219	10,575
Deferred Income Taxes	10,321	15,680

Net Cash Provided by Operating Activities	99,916	91,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(93,448)	(106,219)
Purchase of Property, Plant and Equipment	(7,962)	(11,025)
Proceeds from Sale of Used Rental Equipment	25,374	20,556

Net Cash Used in Investing Activities	(76,036)	(96,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	(21,098)	17,693
Proceeds from the Exercise of Stock Options	13,170	3,572
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,345	844
Payment of Dividends	(18,258)	(17,296)

Net Cash Provided by (Used in) Financing Activities	(24,841)	4,813

Net Decrease in Cash	(961)	(867)
Cash Balance, beginning of period	1,612	1,229

Cash Balance, end of period	$651	$362

Interest Paid, during the period	$5,607	$5,854

Net Income Taxes Paid, during the period	$7,930	$4,633

Dividends Accrued, during the period, not yet paid	$6,370	$6,156

Rental Equipment Acquisitions, not yet paid	$7,367	$6,868

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial positions, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2013 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 22, 2013 for the year ended December 31, 2012 (the “2012 Annual Report”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Weighted-average number of shares of common stock for calculating basic earnings per share	25,649	24,785	25,338	24,730
Effect of potentially dilutive securities from equity-based compensation	446	321	449	403

Weighted-average number of shares of common stock for calculating diluted earnings per share	26,095	25,106	25,787	25,133

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Options to purchase shares of common stock	—	1,203	41	1,049

NOTE 3. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $4.4 million and $10.3 million during the three months ended September 30, 2013 and 2012, respectively, and $13.6 million and $32.1 million during the nine months ended September 30, 2013 and 2012, respectively, from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tank Rentals, LLC, a wholly-owned subsidiary of the Company, until August 16, 2013 when Sabre was sold to an unrelated party. In addition, the Company received certain support services from Sabre, which were insignificant in the three and nine months ended September 30, 2013 and 2012. Amounts due to Sabre at September 30, 2013 and 2012 were $0.4 million and $1.0 million, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	September 30,	December 31,
		2013	2012
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	9,100

		14,800	14,800
Less Accumulated Amortization		(3,932)	(3,313)

		$10,868	$11,487

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

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at September 30, 2013 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2013 and $0.8 million in each of the fiscal years 2014 through 2018.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2013 and 2012 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2013
Rental Revenues	$60,367	$75,897	$53,321	$—	$189,585
Rental Related Services Revenues	21,009	2,285	16,070	—	39,364
Sales and Other Revenues	16,806	21,516	1,509	15,926	55,757
Total Revenues	98,182	99,698	70,900	15,926	284,706
Depreciation of Rental Equipment	10,740	29,538	10,183	—	50,461
Gross Profit	34,881	46,225	39,442	3,806	124,354
Selling and Administrative Expenses	26,809	18,123	18,475	2,406	65,813
Income from Operations	8,072	28,102	20,967	1,400	58,541
Interest Expense (Income) Allocation	3,238	1,619	1,799	(148)	6,508
Income before Provision for Income Taxes	4,834	26,483	19,168	1,548	52,033
Rental Equipment Acquisitions	36,463	40,444	24,504	—	101,411
Accounts Receivable, net (period end)	41,818	24,454	23,792	2,755	92,819
Rental Equipment, at cost (period end)	577,898	270,164	277,972	—	1,126,034
Rental Equipment, net book value (period end)	404,045	110,657	239,108	—	753,810
Utilization (period end) 2	70.4%	62.3%	64.6%
Average Utilization 2	67.6%	63.3%	65.7%

2012
Rental Revenues	$59,414	$74,796	$49,117	$—	$183,327
Rental Related Services Revenues	19,427	2,831	12,445	—	34,703
Sales and Other Revenues	10,294	17,401	2,493	13,906	44,094
Total Revenues	89,135	95,028	64,055	13,906	262,124
Depreciation of Rental Equipment	10,437	28,280	8,519	—	47,236
Gross Profit	37,659	45,202	38,552	2,842	124,255
Selling and Administrative Expenses	25,317	19,315	15,347	3,393	63,372
Income (Loss) from Operations	12,342	25,887	23,205	(551)	60,883
Interest Expense (Income) Allocation	3,432	1,800	1,734	(99)	6,867
Income (Loss) before Provision for Income Taxes	8,910	24,087	21,471	(452)	54,016
Rental Equipment Acquisitions	16,787	41,082	47,288	—	105,157
Accounts Receivable, net (period end)	46,939	22,278	23,036	8,795	101,048
Rental Equipment, at cost (period end)	549,225	274,300	246,228	—	1,069,753
Rental Equipment, net book value (period end)	385,430	113,574	220,632	—	719,636
Utilization (period end) 2	66.6%	64.2%	69.4%
Average Utilization 2	66.3%	65.8%	72.0%

1.	Gross Enviroplex sales revenues were $15,930 and $14,320 for the nine months ended September 30, 2013 and 2012, respectively, which includes inter-segment sales to Mobile Modular of $4 and $414, respectively, which have been eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2013 and 2012. Revenues from foreign country customers accounted for 6% and 10% of the Company’s total revenues, respectively, for the same periods.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 4% of the Company’s total revenues in the nine months ended September 30, 2013. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2013, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 9%, 51%, 37% and 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 16%, 45%, 40% and negative 1% for the same period in 2012. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% and 83% of consolidated revenues in the nine months ended September 30, 2013 and 2012, respectively. Of the total rental operations revenues for the nine months ended September 30, 2013, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 36%, 34% and 30%, respectively, compared to 36%, 36% and 28%, respectively, in the same period of 2012. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor costs, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2013 and 2012, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 20% and 17%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2013 and 2012, Mobile Modular and Enviroplex together comprised 60% and 55%, respectively, and TRS-RenTelco comprised 38% and 39%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2013 and 2012 were 2% and 6%, respectively, of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash share-based compensation. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes and the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including share-based compensation, is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non-GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include share-based compensation charges. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Net Income	$12,573	$12,451	$31,636	$32,841	$43,572	$46,068
Provision for Income Taxes	8,106	8,029	20,397	21,175	27,312	29,179
Interest	2,148	2,312	6,508	6,867	8,790	8,986

Income from Operations	22,827	22,792	58,541	60,883	79,674	84,233
Depreciation and Amortization	19,452	18,326	57,097	53,665	75,908	71,314
Non-Cash Share-Based Compensation	1,127	1,077	3,382	3,154	4,068	4,666

Adjusted EBITDA [1]	$43,406	$42,195	$119,020	$117,702	$159,650	$160,213

Adjusted EBITDA Margin [2]	40%	42%	42%	45%	41%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA [1]	$43,406	$42,195	$119,020	$117,702	$159,650	$160,213
Interest Paid	(1,276)	(1,238)	(5,607)	(5,854)	(8,860)	(9,025)
Net Income Taxes Paid	(1,151)	(1,417)	(7,930)	(4,633)	(9,139)	(5,849)
Gain on Sale of Used Rental Equipment	(3,672)	(3,413)	(9,928)	(9,381)	(12,936)	(12,112)
Change in certain assets and liabilities:
Accounts Receivable, net	(5,533)	(14,646)	(563)	(8,377)	7,399	(11,407)
Prepaid Expenses and Other Assets	(935)	(1,240)	(1,103)	(10,729)	7,288	(13,846)
Accounts Payable and Other Liabilities	1,631	(1,434)	5,808	1,705	387	(2,362)
Deferred Income	1,207	6,928	219	10,575	(8,499)	10,211

Net Cash Provided by Operating Activities	$33,677	$25,735	$99,916	$91,008	$135,290	$115,823

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources – 4.03% Senior Notes Due in 2018” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2013, the actual ratio was 4.03 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2013, the actual ratio was 1.76 to 1.

At September 30, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On October 11, 2013, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.24 per common share for the quarter ended September 30, 2013, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2013 Compared to

Three Months Ended September 30, 2012

Overview

Consolidated revenues for the three months ended September 30, 2013 increased 10% to $108.9 million, from $99.4 million for the same period in 2012. Consolidated net income for the three months ended September 30, 2013 increased 1% to $12.6 million, from $12.5 million for the same period in 2012. Earnings per diluted share for the three months ended September 30, 2013 decreased 4% to $0.48 from $0.50 for the same period in 2012.

For the three months ended September 30, 2013, on a consolidated basis:

•	Gross profit increased $1.6 million, or 4%, to $45.2 million from $43.6 million for the same period in 2012. Adler Tanks gross profit increased $2.3 million, or 19%, due to higher gross profit on rental and rental related services revenues. Enviroplex gross profit increased $1.5 million, or 95%, due to higher gross margins on sales revenues. TRS-RenTelco gross profit decreased $1.1 million, or 7%, primarily due to lower gross profit on rental and sales revenues. Mobile Modular gross profit decreased $1.2 million, or 9%, due to lower gross profit on rental revenues, partly offset by higher gross profit on sales and rental related services revenues.

•	Selling and administrative expenses increased 7% to $22.4 million from $20.8 million in the same period in 2012, primarily due to $0.8 million higher salaries and employee benefit costs and $0.8 million marketing and other administrative expenses.

•	Interest expense decreased 7% to $2.1 million from $2.3 million in the same period in 2012, primarily due to 10% lower average debt levels of the Company, partly offset by 3% higher net average interest rates of 3.0% in 2013 compared with 2.9% in 2012.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 7%, 44% and 38%, respectively, compared to 17%, 47% and 34%, respectively, for the comparable 2012 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 11%, compared to 2% in 2012.

•	Adjusted EBITDA increased 3% to $43.4 million, compared to $42.2 million in 2012.

Mobile Modular

For the three months ended September 30, 2013, Mobile Modular’s total revenues increased $6.7 million to $39.7 million compared to the same period in 2012, primarily due to higher sales, rental related services and rental revenues. The revenue increase, offset by lower gross margin on rental and sales revenues, resulted in a 58% decrease in pre-tax income to $1.5 million for the three months ended September 30, 2013, from $3.5 million for the same period in 2012.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Mobile Modular – Three Months Ended 9/30/13 compared to Three Months Ended 9/30/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$21,079	$20,001	$1,078	5%
Rental Related Services	8,518	7,227	1,291	18%

Rental Operations	29,597	27,228	2,369	9%
Sales	10,000	5,661	4,339	77%
Other	91	111	(20)	-18%

Total Revenues	39,688	33,000	6,688	20%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,651	3,478	173	5%
Rental Related Services	5,815	5,321	494	9%
Other	10,232	6,679	3,553	53%

Total Direct Costs of Rental Operations	19,698	15,478	4,220	27%
Costs of Sales	8,003	4,368	3,635	83%

Total Costs of Revenues	27,701	19,846	7,855	40%

Gross Profit
Rental	7,196	9,844	(2,648)	-27%
Rental Related Services	2,703	1,906	797	42%

Rental Operations	9,899	11,750	(1,851)	-16%
Sales	1,997	1,293	704	54%
Other	91	111	(20)	-18%

Total Gross Profit	11,987	13,154	(1,167)	-9%
Selling and Administrative Expenses	9,438	8,538	900	11%

Income from Operations	2,549	4,616	(2,067)	-45%
Interest Expense Allocation	1,080	1,138	(58)	-5%

Pre-tax Income	$1,469	$3,478	$(2,009)	-58%

Other Information
Average Rental Equipment [1]	$549,398	$526,534	$22,864	4%
Average Rental Equipment on Rent	$379,595	$348,579	$31,016	9%
Average Monthly Total Yield [2]	1.28%	1.26%		2%
Average Utilization [3]	69.1%	66.2%		4%
Average Monthly Rental Rate [4]	1.85%	1.91%		-3%
Period End Rental Equipment [1]	$554,804	$529,863	$24,941	5%
Period End Utilization [3]	70.4%	66.6%		6%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2013 decreased 9%, to $12.0 million, from $13.2 million for the same period in 2012. For the three months ended September 30, 2013 compared to the same period in 2012:

•	Gross Profit on Rental Revenues – Rental revenues increased $1.1 million, or 5%, compared to 2012, primarily due to 9% higher average rental equipment on rent, partly offset by 3% lower average monthly rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 17% in both 2013 and 2012, and other direct costs were 49% in 2013 compared to 33% in 2012, which resulted in gross margin percentages of 34% in 2013 and 49% in 2012. The increase in other direct costs was due to higher material and labor costs to prepare equipment for shipment to customers. The lower rental margins partly offset by higher rental revenues resulted in gross profit on rental revenues decreasing $2.6 million, to $7.2 million in 2013.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.3 million, or 18%, compared to 2012. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery, return delivery and dismantle revenues. The higher revenues, together with higher gross margin percentage of 32% in 2013 compared to 26% in 2012 resulted in rental related services gross profit increasing to $0.8 million, to $2.7 million in 2013.

•	Gross Profit on Sales – Sales revenues increased $4.3 million, or 77%, compared to 2012. Gross profit on sales increased 54% to $2.0 million with gross margin percentage of 20% in 2013 compared with 23% in 2012, due to lower margins on used equipment sales in 2013. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2013, selling and administrative expenses increased 11%, to $9.4 million from $8.5 million in the same period in 2012, primarily due to increased personnel and benefit costs.

TRS-RenTelco

For the three months ended September 30, 2013, TRS-RenTelco’s total revenues were flat at $33.9 million compared to the same period in 2012, as higher sales revenues were offset by lower rental and rental related services revenues. Pre-tax income decreased 6% to $9.0 million for the three months ended September 30, 2013 from $9.5 million for the same period in 2012, primarily due to lower gross profit on rental, rental related services and sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

TRS-RenTelco – Three Months Ended 9/30/13 compared to Three Months Ended 9/30/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$25,718	$26,529	$(811)	-3%
Rental Related Services	873	1,147	(274)	-24%

Rental Operations	26,591	27,676	(1,085)	-4%
Sales	6,894	5,803	1,091	19%
Other	422	447	(25)	-6%

Total Revenues	33,907	33,926	(19)	0%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,064	9,670	394	4%
Rental Related Services	752	949	(197)	-21%
Other	3,592	3,938	(346)	-9%

Total Direct Costs of Rental Operations	14,408	14,557	(149)	-1%
Costs of Sales	4,232	3,009	1,223	41%

Total Costs of Revenues	18,640	17,566	1,074	6%

Gross Profit
Rental	12,062	12,921	(859)	-7%
Rental Related Services	121	198	(77)	-39%

Rental Operations	12,183	13,119	(936)	-7%
Sales	2,662	2,794	(132)	-5%
Other	422	447	(25)	-6%

Total Gross Profit	15,267	16,360	(1,093)	-7%
Selling and Administrative Expenses	5,723	6,210	(487)	-8%

Income from Operations	9,544	10,150	(606)	-6%
Interest Expense Allocation	530	602	(72)	-12%

Pre-tax Income	$9,014	$9,548	$(534)	-6%

Other Information
Average Rental Equipment [1]	$266,480	$271,983	$(5,503)	-2%
Average Rental Equipment on Rent	$166,468	$178,646	$(12,178)	-7%
Average Monthly Total Yield [2]	3.22%	3.25%		-1%
Average Utilization [3]	62.5%	65.7%		-5%
Average Monthly Rental Rate [4]	5.15%	4.95%		4%
Period End Rental Equipment [1]	$269,307	$273,646	$(4,339)	-2%
Period End Utilization [3]	62.3%	64.2%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the three months ended September 30, 2013 decreased 7% to $15.3 million from $16.4 million for the same period in 2012. For the three months ended September 30, 2013 compared to the same period in 2012:

•	Gross Profit on Rental Revenues – Rental revenues decreased $0.8 million, or 3%, as compared to 2012, with depreciation expense increasing $0.4 million, or 4%, resulting in decreased gross profit on rental revenues of $0.9 million, or 7%, to $12.1 million as compared to 2012. As a percentage of rental revenues, depreciation was 39% in 2013 compared to 36% in 2012 and other direct costs were 14% in 2013 compared to 15% in 2012, which resulted in a gross margin percentage of 47% in 2013 and 49% in 2012. The rental revenues decrease was due to 7% lower average rental equipment on rent, partly offset by 4% higher average monthly rental rates in 2013 as compared to 2012.

•	Gross Profit on Sales – Sales revenues increased 19% to $6.9 million in 2013. Gross profit on sales decreased 5% to $2.7 million with gross margin percentage decreasing to 39% from 48% in 2012, primarily due to lower margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2013, selling and administrative expenses decreased 8%, to $5.7 million from $6.2 million in the same period in 2012, primarily due to decreased salary and benefit costs related to the exit of the environmental test equipment business in November 2012.

Adler Tanks

For the three months ended September 30, 2013, Adler Tanks’ total revenues increased $2.4 million to $25.8 million compared to the same period in 2012, due to higher rental, rental related services revenues, partly offset by lower sales revenues. The revenue increase, partly offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in a $0.9 million increase in pre-tax income to $7.9 million for the three months ended September 30, 2013, compared to the same period in 2012.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Adler Tanks – Three Months Ended 9/30/13 compared to Three Months Ended 9/30/12 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$19,144	$16,888	$2,256	13%
Rental Related Services	6,467	4,636	1,831	39%

Rental Operations	25,611	21,524	4,087	19%
Sales	122	1,735	(1,613)	-93%
Other	33	62	(29)	-47%

Total Revenues	25,766	23,321	2,445	10%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,518	3,015	503	17%
Rental Related Services	4,711	3,982	729	18%
Other	2,537	2,081	456	22%

Total Direct Costs of Rental Operations	10,766	9,078	1,688	19%
Costs of Sales	115	1,695	(1,580)	-93%

Total Costs of Revenues	10,881	10,773	108	1%

Gross Profit
Rental	13,089	11,792	1,297	11%
Rental Related Services	1,756	654	1,102	169%

Rental Operations	14,845	12,446	2,399	19%
Sales	7	40	(33)	-83%
Other	33	62	(29)	-47%

Total Gross Profit	14,885	12,548	2,337	19%
Selling and Administrative Expenses	6,378	4,938	1,440	29%

Income from Operations	8,507	7,610	897	12%
Interest Expense Allocation	586	600	(14)	-2%

Pre-tax Income	$7,921	$7,010	$911	13%

Other Information
Average Rental Equipment [1]	$268,449	$231,955	$36,494	16%
Average Rental Equipment on Rent	$179,418	$159,791	$19,627	12%
Average Monthly Total Yield [2]	2.38%	2.43%		-2%
Average Utilization [3]	66.8%	68.9%		-3%
Average Monthly Rental Rate [4]	3.56%	3.52%		1%
Period End Rental Equipment [1]	$272,952	$238,738	$34,214	14%
Period End Utilization [3]	64.6%	69.4%		-7%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Adler Tanks’ gross profit for the three months ended September 30, 2013 increased 19% to $14.9 million from $12.5 million for the same period in 2012. For the three months ended September 30, 2013 compared to the same period in 2012:

•	Gross Profit on Rental Revenues – Rental revenues increased $2.3 million, or 13%, compared to 2012, due to 12% higher average rental equipment on rent and 1% higher average rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 18% in 2013 and 2012, and other direct costs were 13% in 2013 compared to 12% in 2012, which resulted in gross margin percentages of 68% and 70% in 2013 and 2012, respectively. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $1.3 million, or 11%, to $13.1 million in 2013.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.8 million, or 39%, compared to 2012. The higher revenues and higher gross margin percentage of 27% in 2013 compared to 14% in 2012 resulted in rental related services gross profit increasing $1.1 million to $1.8 million in 2013.

For the three months ended September 30, 2013, selling and administrative expenses increased 29% to $6.4 million from $4.9 million in the same period in 2012, primarily due to increased personnel and benefit costs.

Nine Months Ended September 30, 2013 Compared to

Nine Months Ended September 30, 2012

Overview

Consolidated revenues for the nine months ended September 30, 2013 increased 9%, to $284.7 million from $262.1 million for the same period in 2012. Consolidated net income for the nine months ended September 30, 2013 decreased 4% to $31.6 million, from $32.8 million for the same period in 2012. Earnings per diluted share for the nine months ended September 30, 2013 decreased 6% to $1.23 from $1.31 for the same period in 2012.

For the nine months ended September 30, 2013, on a consolidated basis:

•	Gross profit increased $0.1 million to $124.4 million from $124.3 million for the same period in 2012. Gross profit of TRS-RenTelco increased $1.0 million, or 2%, primarily due to higher gross profit on rental and sales revenues. Gross profit of Enviroplex increased $1.0 million, or 34%, primarily due to higher gross margins on sales revenues. Gross profit of Adler Tanks increased $0.9 million, or 2%, primarily due to higher gross profit on rental related services revenues. Gross profit of Mobile Modular decreased $2.8 million, or 7%, due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.

•	Selling and administrative expenses increased 4% to $65.8 million from $63.4 million for the same period in 2012, primarily due to $1.9 million higher salary and employee benefit costs.

•	Interest expense decreased 5% to $6.5 million, due to 6% lower average debt levels of the Company, partly offset by 1% higher net average interest rates.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 9%, 51% and 37%, respectively, compared to 16%, 45% and 40%, respectively, compare to 2012 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 3% in 2013 and negative 1% in 2012.

•	Adjusted EBITDA increased $1.3 million, or 1%, to $119.0 million compared to $117.7 million in 2012.

Mobile Modular

For the nine months ended September 30, 2013, Mobile Modular’s total revenues increased $9.0 million, or 10%, to $98.2 million compared to the same period in 2012, primarily due to higher sales, rental related services and rental revenues. The revenue increase, offset by lower gross margins on rental and sales revenues and higher selling and administrative expenses, resulted in a 46% decrease in pre-tax income to $4.8 million for the nine months ended September 30, 2013, from $8.9 million for the same period in 2012.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Mobile Modular – Nine Months Ended 9/30/13 compared to Nine Months Ended 9/30/12 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$60,367	$59,414	$953	2%
Rental Related Services	21,009	19,427	1,582	8%

Rental Operations	81,376	78,841	2,535	3%
Sales	16,483	9,949	6,534	66%
Other	323	345	(22)	-6%

Total Revenues	98,182	89,135	9,047	10%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,740	10,437	303	3%
Rental Related Services	15,386	15,246	140	1%
Other	24,275	18,326	5,949	32%

Total Direct Costs of Rental Operations	50,401	44,009	6,392	15%
Costs of Sales	12,900	7,467	5,433	73%

Total Costs of Revenues	63,301	51,476	11,825	23%

Gross Profit
Rental	25,352	30,651	(5,299)	-17%
Rental Related Services	5,623	4,181	1,442	34%

Rental Operations	30,975	34,832	(3,857)	-11%
Sales	3,583	2,482	1,101	44%
Other	323	345	(22)	-6%

Total Gross Profit	34,881	37,659	(2,778)	-7%
Selling and Administrative Expenses	26,809	25,317	1,492	6%

Income from Operations	8,072	12,342	(4,270)	-35%
Interest Expense Allocation	3,238	3,432	(194)	-6%

Pre-tax Income	$4,834	$8,910	$(4,076)	-46%

Other Information
Average Rental Equipment [1]	$541,835	$521,382	$20,453	4%
Average Rental Equipment on Rent	$366,108	$345,415	$20,693	6%
Average Monthly Total Yield [2]	1.24%	1.27%		-2%
Average Utilization [3]	67.6%	66.3%		2%
Average Monthly Rental Rate [4]	1.83%	1.91%		-4%
Period End Rental Equipment [1]	$554,804	$529,863	$24,941	5%
Period End Utilization [3]	70.4%	66.6%		6%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for the nine months ended September 30, 2013 decreased $2.8 million, to $34.9 million from $37.7 million for the same period in 2012. For the nine months ended September 30, 2013 compared to the same period in 2012:

•	Gross Profit on Rental Revenues – Rental revenues increased $1.0 million, primarily due to 6% higher average rental equipment on rent, partly offset by 4% lower average monthly rental rates. As a percentage of rental revenues, depreciation was 18% in 2013 and 2012 and other direct costs were 40% in 2013 and 31% in 2012, which resulted in gross margin percentage of 42% in 2013 and 52% in 2012. The increase in other direct costs was due to higher material and labor costs to prepare equipment for shipment to customers. The higher rental revenues, offset by lower rental margins, resulted in gross profit on rental revenues decreasing $5.3 million, or 17%, to $25.4 million from $30.7 million in 2012.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.6 million, or 8%, compared to 2012. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher repair revenues and higher delivery and return delivery at Mobile Modular Portable Storage. The higher revenues, together with higher gross margin percentage of 27% in 2013 compared to 22% in 2012, resulted in rental related services gross profit increasing 34%, to $5.6 million from $4.2 million in 2012.

•	Gross Profit on Sales – Sales revenues increased $6.5 million, or 66%, compared to 2012, which resulted in sales gross profit increasing 44%, to $3.6 million from $2.5 million in 2012. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2013, selling and administrative expenses increased $1.5 million, or 6%, to $26.8 million from $25.3 million in the same period in 2012, primarily as a result of increased personnel and benefit costs.

TRS-RenTelco

For the nine months ended September 30, 2013, TRS-RenTelco’s total revenues increased $4.7 million, or 5%, to $99.7 million compared to the same period in 2012, due to higher sales and rental revenues, partly offset by lower rental related services revenues. Pre-tax income increased $2.4 million, or 10%, to $26.5 million for the nine months ended September 30, 2013 compared to $24.1 million for the same period in 2012, primarily due to higher gross profit on sales, rental and rental related services revenues, together with lower selling and administrative expenses.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

TRS-RenTelco – Nine Months Ended 9/30/13 compared to Nine Months Ended 9/30/12 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$75,897	$74,796	$1,101	1%
Rental Related Services	2,285	2,831	(546)	-19%

Rental Operations	78,182	77,627	555	1%
Sales	20,370	16,092	4,278	27%
Other	1,146	1,309	(163)	-12%

Total Revenues	99,698	95,028	4,670	5%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	29,538	28,280	1,258	4%
Rental Related Services	2,080	2,698	(618)	-23%
Other	10,072	10,537	(465)	-4%

Total Direct Costs of Rental Operations	41,690	41,515	175	0%
Costs of Sales	11,783	8,311	3,472	42%

Total Costs of Revenues	53,473	49,826	3,647	7%

Gross Profit
Rental	36,287	35,979	308	1%
Rental Related Services	205	133	72	54%

Rental Operations	36,492	36,112	380	1%
Sales	8,587	7,781	806	10%
Other	1,146	1,309	(163)	-12%

Total Gross Profit	46,225	45,202	1,023	2%
Selling and Administrative Expenses	18,123	19,315	(1,192)	-6%

Income from Operations	28,102	25,887	2,215	9%
Interest Expense Allocation	1,619	1,800	(181)	-10%

Pre-tax Income	$26,483	$24,087	$2,396	10%

Other Information
Average Rental Equipment [1]	$265,767	$266,148	$(381)	0%
Average Rental Equipment on Rent	$168,111	$175,140	$(7,029)	-4%
Average Monthly Total Yield [2]	3.17%	3.13%		1%
Average Utilization [3]	63.3%	65.8%		-4%
Average Monthly Rental Rate [4]	5.02%	4.76%		5%
Period End Rental Equipment [1]	$269,307	$273,464	$(4,157)	-2%
Period End Utilization [3]	62.3%	64.2%		-3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for the nine months ended September 30, 2013 increased $1.0 million, or 2%, to $46.2 million from $45.2 million for the same period in 2012. For the nine months ended September 30, 2013 compared to the same period in 2012:

•	Gross Profit on Rental Revenues – Rental revenues increased $1.1 million, or 1%, with depreciation expenses increasing $1.3 million, or 4%, and other direct costs decreasing $0.5 million, or 4%, resulting in increased gross profit on rental revenues of $0.3 million, or 1%, to $36.3 million. As a percentage of rental revenues, depreciation was 39% in 2013 compared to 38% in 2012 and other direct costs were 13% in 2013 and 14% in 2012, which resulted in a gross margin percentage of 48% in 2013 and 2012. The rental revenues increase was due to 5% higher average monthly rental rates, partly offset by 4% lower average rental equipment on rent compared to 2012.

•	Gross Profit on Sales – Sales revenues increased 27% to $20.4 million in 2013, compared to $16.1 million in 2012. Higher sales revenues, partly offset by lower gross margin percentage of 42% in 2013 compared to 48% in 2012, primarily due to lower gross margin on used equipment sales, resulted in gross profit on sales increasing $0.8 million, or 10%, to $8.6 million from $7.8 million in 2012. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2013, selling and administrative expenses decreased $1.2 million, or 6%, to $18.1 million from $19.3 million in the same period in 2012, primarily due to decreased salary and benefit costs related to the exit of the environmental test equipment business in November 2012.

Adler Tanks

For the nine months ended September 30, 2013, Adler Tanks’ total revenues increased $6.8 million, or 11%, to $70.9 million compared to the same period in 2012, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues during the period. The revenue increase and higher gross margin on rental related services revenues, offset by lower margins on rental revenues and higher selling and administrative expenses, resulted in pre-tax income of $19.2 million for the nine months ended September 30, 2013, a decrease of 11% compared to 2012.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information for the periods indicated.

Adler Tanks – Nine Months Ended 9/30/13 compared to Nine Months Ended 9/30/12 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$53,321	$49,117	$4,204	9%
Rental Related Services	16,070	12,445	3,625	29%

Rental Operations	69,391	61,562	7,829	13%
Sales	1,407	2,371	(964)	-41%
Other	102	122	(20)	-16%

Total Revenues	70,900	64,055	6,845	11%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,183	8,519	1,664	20%
Rental Related Services	12,125	9,872	2,253	23%
Other	7,855	4,993	2,862	57%

Total Direct Costs of Rental Operations	30,163	23,384	6,779	29%
Costs of Sales	1,295	2,119	(824)	-39%

Total Costs of Revenues	31,458	25,503	5,955	23%

Gross Profit
Rental	35,283	35,605	(322)	-1%
Rental Related Services	3,945	2,573	1,372	53%

Rental Operations	39,228	38,178	1,050	3%
Sales	112	252	(140)	-56%
Other	102	122	(20)	-16%

Total Gross Profit	39,442	38,552	890	2%
Selling and Administrative Expenses	18,475	15,347	3,128	20%

Income from Operations	20,967	23,205	(2,238)	-10%
Interest Expense Allocation	1,799	1,734	65	4%

Pre-tax Income	$19,168	$21,471	$(2,303)	-11%

Other Information
Average Rental Equipment [1]	$260,385	$216,985	$43,400	20%
Average Rental Equipment on Rent	$171,153	$156,271	$14,882	10%
Average Monthly Total Yield [2]	2.28%	2.52%		-10%
Average Utilization [3]	65.7%	72.0%		-9%
Average Monthly Rental Rate [4]	3.47%	3.49%		-1%
Period End Rental Equipment [1]	$272,952	$238,738	$34,214	14%
Period End Utilization [3]	64.6%	69.4%		-7%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Adler Tanks’ gross profit for the nine months ended September 30, 2013 increased 2% to $39.4 million from $38.6 million for the same period in 2012. For the nine months ended September 30, 2013 compared to the same period in 2012:

•	Gross Profit on Rental Revenues – Rental revenues increased $4.2 million, or 9%, due to 10% higher average rental equipment on rent, partly offset by 1% lower average rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 19% and 17% in 2013 and 2012, respectively, and other direct costs were 15% in 2013 and 10% in 2012, which resulted in gross margin percentages of 66% in 2013 and 73% in 2012. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $0.3 million, or 1%, to $35.3 million in 2013.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $3.6 million, or 29%, compared to 2012. The higher revenues, together with higher gross margin percentage of 25% in 2013 compared to 21% in 2012 resulted in rental related services gross profit increasing 53%, to $3.9 million from $2.6 million in 2012.

For the nine months ended September 30, 2013, selling and administrative expenses increased 20%, to $18.5 million from $15.3 million in the same period in 2012, primarily due to higher personnel and benefit costs and higher marketing and administrative expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. The Company finances its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and borrowings from banks and institutional lenders. Cash flows for the Company for the nine months ended September 30, 2013 compared to the same period in 2012 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $99.9 million compared to $91.0 million in 2012. The 10% increase in net cash provided by operating activities was primarily attributable to lower increases in accounts receivable and prepaid expenses and other assets, partly offset by a lower increase in deferred income, lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $76.0 million in 2013, compared to $96.7 million in 2012. The decrease was primarily due to $12.8 million lower purchases of rental equipment of $93.4 million in 2013, compared to $106.2 million in 2012, $3.0 million lower purchases of property, plant and equipment in 2013 of $8.0 million, compared to $11.0 million in 2012, and $4.8 million higher proceeds from sale of used rental equipment in 2013 of $25.4 million, compared to $20.6 million in 2012.

Cash Flows from Financing Activities: Net cash used in financing activities was $24.8 million in 2013, compared to net cash provided by financing of $4.8 million in 2012. The $29.7 million change in net cash flows from financing activities was primarily due to $38.8 million higher net repayments on the Company’s bank lines of credit, partly offset by $10.1 million higher proceeds and excess tax benefit from the exercise of stock options.

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

At September 30, 2013, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $180.9 million was outstanding, and had capacity to borrow up to an additional $249.1 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2013, the actual ratio was 4.03 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2013, the actual ratio was 1.76 to 1.

•	Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2013, such sum was $282.1 million and the actual Tangible Net Worth of the Company was $357.1 million.

At September 30, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2013, the actual ratio was 4.03 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2013, the actual ratio was 1.76 to 1.

•	Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At September 30, 2013, such sum was $281.9 million and the actual Tangible Net Worth of the Company was $357.1 million.

At September 30, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s

Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2012 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2012 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

In 2004, we acquired TRS, an electronic test equipment rental business and in 2008 we acquired Adler Tanks, a liquid and solid containment rental business. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	difficulties in complying with regulations applicable to any acquired business, such as environmental regulations, and managing risks related to an acquired business;

•	timely completion of necessary financing and required amendments, if any, to existing agreements;

•	an inability to implement uniform standards, controls, procedures and policies;

•	undiscovered and unknown problems, defects, damaged assets liabilities, or other issues related to any acquisition that become known to us only after the acquisition;

•	negative reactions from our customers to an acquisition;

•	disruptions among employees related to any acquisition which may erode employee morale;

•	loss of key employees, including costly litigation resulting from the termination of those employees;

•	an inability to realize cost efficiencies or synergies that we may anticipate when selecting acquisition candidates;

•	recording of goodwill and non-amortizable intangible assets that will be subject to future impairment testing and potential periodic impairment charges;

•	incurring amortization expenses related to certain intangible assets; and

•	becoming subject to litigation.

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

At September 30, 2013, we had $38.6 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Accordingly, in addition to potential penalties for non-compliance, we may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. In addition, certain parties may be held liable for more than their “fair” share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances or other contaminants such as mold can also result in claims for remediation or damages, including personal injury, property damage, and natural resources damage claims. Although expenses related to environmental compliance, health and safety issues, and related matters have not been material to date, we cannot assure that we will not have to make significant expenditures in the future in order to comply with applicable laws and regulations. Violations of environmental or health and safety related laws or associated liability could have a material adverse effect on our business, financial condition and results of operations.

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

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters. In particular, our headquarters, three operating facilities, and certain of our rental equipment are located in areas of California, with above average seismic activity and could be subject to catastrophic loss caused by an earthquake. Our rental equipment and facilities in Texas, Florida, North Carolina and Georgia are located in areas subject to hurricanes and other tropical storms. In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance. We believe our insurance policies have adequate limits and deductibles to mitigate the potential loss exposure of our business. We do not maintain financial reserves for policy deductibles and our insurance policies contain exclusions that are customary for our industry, including exclusions for earthquakes, flood and terrorism. If any of our facilities or a significant amount of our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance, which could have a material adverse effect on our results of operations.

Our debt instruments contain covenants that restrict or prohibit our ability to enter into a variety of transactions and may limit our ability to finance future operations or capital needs. If we have an event of default under these instruments, our indebtedness could be accelerated and we may not be able to refinance such indebtedness or make the required accelerated payments.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.8 million per year for each 1% increase in the average interest rate we pay, based on the $180.9 million balance of variable rate debt outstanding at September 30, 2013. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of September 30, 2013 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Building codes are generally reviewed every three years. All aspects of a given code are subject to change including, but not limited to, such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. These results could impact our existing modular equipment and affect the future construction of our modular product.

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

Over the past several years, we have expanded our modular operations in North Carolina, Georgia, Maryland, Virginia and Washington, D.C. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion into new markets may be affected by local economic and market conditions. Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

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

As of September 30, 2013, 58% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Additionally, some manufacturers of our equipment may be acquired or cease to exist, resulting in a future lack of support for equipment purchased from those manufacturers. This could result in the remaining useful life becoming shorter, causing us to incur an impairment charge. We monitor our manufacturers’ capacity to support their products and the introduction of new technologies, and we acquire equipment that will be marketable to our current and prospective customers. However, any prolonged economic downturn could result in unexpected bankruptcies or reduced support from our manufacturers. Failure to properly select, manage and respond to the technological needs of our customers and changes to our products through their technology life cycle may cause certain electronic test equipment to become obsolete, resulting in impairment charges, which may negatively impact operating results and cash flows.

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

Increases in raw material costs such as steel and labor to manufacture liquid and solid storage containment tanks and boxes would increase the cost of acquiring new equipment. These price increases could materially and adversely impact our financial condition and results of operations if we are not able to recoup these increases through higher rental revenues. In addition, a significant amount of revenues are generated from the transport of rental equipment to and from customers. We own delivery trucks, employ drivers and utilize subcontractors to provide these services. The price of fuel can be unpredictable and beyond our control. During periods of rising fuel and labor costs, and in particular when prices increase rapidly, we may not be able recoup these costs from our customers, which would reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our ability to meet customer demand and harm our financial condition.

We are dependent on a variety of third party companies to manufacture equipment to be used in our rental fleet. Following the sale of Sabre Manufacturing, LLC to an unrelated party on August 16, 2013, none of the manufacturers are affiliated with the Company. In some cases, we may not be able to procure equipment on a timely basis to the extent that manufacturers for the quantities of equipment we need are not able to produce sufficient inventory on schedules that meet our delivery requirements. If demand for new equipment increases significantly, especially during a seasonal slowdown, manufacturers may not be able to meet customer orders on a timely basis. As a result, we at times may experience long lead-times for certain types of new equipment and we cannot assure that we will be able to acquire the types or sufficient numbers of the equipment we need to grow our rental fleet as quickly as we would like and this could harm our ability to meet customer demand and harm our financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2013	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer