Form 10-K
period 2013-12-31
MCGRATH RENTCORP
filed 2014-02-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 28, 2013): $817,056,677.

As of February 28, 2014, 25,757,139 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2014 Annual Meeting of Shareholders to be held on June 11, 2014 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2013, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 57

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

The Company is a diversified business to business rental company with three rental divisions: relocatable modular buildings, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: (1) our modular building and portable storage rental division (“Mobile Modular”); (2) our electronic test equipment rental division (“TRS-RenTelco”); (3) our wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) our wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The Mobile Modular business segment includes Mobile Modular Portable Storage, which represented approximately 4% of the Company’s 2013 total revenues.

No single customer accounted for more than 10% of total revenues during 2013, 2012 and 2011. Revenue from foreign country customers accounted for 7%, 9% and 8% of the Company’s revenues for the same periods, respectively.

Business Model

The Company invests capital in rental products and generally has recovered its original investment through rents less cash operating expenses in a relatively short period of time compared to the product’s rental life. When the Company’s rental products are sold, the proceeds generally have covered a high percentage of the original investment. With these characteristics, a significant base of rental assets on rent generate a considerable amount of operating cash flows to support continued rental asset growth. The Company’s rental products have the following characteristics:

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

•

We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental inventory. For modulars the original investment is recovered in approximately seven years, in approximately three years for electronic test equipment and in approximately four years for liquid and solid containment tanks and boxes.

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

Employees

As of December 31, 2013, the Company had 911 employees, of whom 82 were primarily administrative and executive personnel, with 466, 154, 144 and 65 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities, office space, and for a variety of other purposes and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular complexes. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Modulars are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of our principal suppliers are affiliated with the Company. During 2013, Mobile Modular purchased 28% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from two regional sales and inventory centers in California, one in Texas, and one in Florida, serving large geographic areas in these states, and sales offices serving North Carolina, Georgia, Maryland, Virginia and Washington, D.C. The California, Texas and Florida regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 15 years old with sale proceeds above its net book value.

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

The customer is responsible for obtaining the necessary use permits and the costs of insuring the unit, and financially responsible for transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return delivery of the unit to Mobile Modular, and certain costs for customization. Mobile Modular maintains the units in good working condition while on rent. Upon return, the units are inspected for damage and customers are billed for items considered beyond normal wear and tear. Generally, the units are then repaired for subsequent use. Repair and maintenance costs are expensed as incurred and can include floor repairs, roof maintenance, cleaning, painting and other cosmetic repairs. The costs of major refurbishment of equipment are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.

At December 31, 2013, Mobile Modular owned 39,577 new or previously rented modulars and portable storage containers with an aggregate cost of $592.4 million including accessories, or an average cost per unit of $14,968. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2013, fleet utilization was 70.7% and average fleet utilization during 2013 was 68.3%. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 4% of the Company’s 2013 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units. During 2013 Mobile Modular’s largest sale represented approximately 10% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2013	2012	2011	2010	2009
Modular Rental Revenues (Mobile Modular)	37%	40%	44%	48%	51%
Modular Sales Revenues (Mobile Modular & Enviroplex)	36%	52%	33%	54%	64%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	36%	44%	40%	49%	54%
Consolidated Rental and Sales Revenues [1]	14%	16%	16%	22%	28%
1. Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

School Facility Funding

Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, operating budgets, developer fees, various taxes including parcel and sales taxes levied to support school operating budgets, and lottery funds. Since 2008, the Company has experienced interruption in the passage of facility bonds, contraction or elimination of class size reduction programs, a lack of fiscal funding, and a significant reduction of funding from other sources to public schools that has had a material adverse effect on both rental and sales revenues of the Company.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from three facilities located in Grapevine, Texas (the “Dallas facility”), Dollard-des-Ormeaux, Canada (the “Montreal facility”) and Bangalore, Karnataka, India (the “Bangalore facility”). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-ReTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. The Bangalore facility houses sales engineers and operations staff to serve the Indian market. As of December 31, 2013, the original cost of electronic test equipment inventory was comprised of 60% general-purpose electronic test equipment and 40% communications electronic test equipment.

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

Communications test equipment, including fiber optic test equipment, is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, to install fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. These instruments are rented primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers. To date, JDS Uniphase Corporation has manufactured a significant portion of TRS-RenTelco’s communications test equipment, with the remainder acquired from over 40 other manufacturers.

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

TRS-RenTelco markets its electronic test equipment throughout the United States, Canada, India, and, to a limited extent, other countries. TRS-RenTelco attracts customers through its outside sales force, website at www.TRS-RenTelco.com, telemarketing program, trade show participation, paid internet search and electronic mail campaigns. A key part of the sales process is TRS-RenTelco’s knowledgeable inside sales engineering team that effectively matches test equipment solutions to meet specific customer’s requirements.

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

At December 31, 2013, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $267.8 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 58.2% as of December 31, 2013 and averaged 62.7% during the year.

Sales

TRS-RenTelco generally sells used equipment to maintain an inventory of equipment meeting more current technological standards, and to support maintaining target utilization levels at a model number level. In 2013, approximately 21% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2013 represented approximately 5% of electronic test equipment sales, 2% of the Company’s consolidated sales and less than 1% of consolidated revenues.

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

Competition

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Continental Resources, Microlease and TestEquity, some of which may have access to greater financial and other resources than we do. TRS-RenTelco competes with these and other test equipment rental companies on the basis of product availability, price, service and reliability. Although no single competitor holds a dominant market share, we face intense competition from these established entities and new entrants in the market. Some of our competitors may offer similar equipment for lease, rental or sales at lower prices and may offer more extensive servicing, or financing options.

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

Adler Tanks purchases tanks and boxes from various manufacturers located throughout the country. With the exception of Sabre Manufacturing LLC (“Sabre”), none of the principal suppliers are affiliated with the Company. Sabre is independently operated and was 100% owned by the President of Adler Tanks until August 16, 2013 when it was sold to an unrelated party. Adler Tanks purchased tanks from Sabre on terms and conditions pursuant to arms-length negotiations conducted at the time of purchase.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer. Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 57.7% at December 31, 2013 and averaged 64.2% during the year.

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2013	2012	2011	2010	2009
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$82,503	$79,518	$79,969	$82,648	$92,331
Rental Related Services	28,891	25,775	24,063	22,947	25,174

Total Modular Rental Operations	111,394	105,293	104,032	105,595	117,505

Sales—Mobile Modular	20,831	14,026	20,152	20,685	25,201
Sales—Enviroplex	17,855	23,823	20,788	11,695	7,419

Total Modular Sales	38,686	37,849	40,940	32,380	32,621

Other	436	448	425	432	581

Total Modular Revenues	$150,516	$143,590	$145,397	$138,407	$150,706

Percentage of Rental Revenues	32.2%	32.0%	34.0%	41.2%	49.5%
Percentage of Total Revenues	39.7%	39.4%	42.4%	47.5%	54.7%
Rental Equipment, at cost (year-end)	$592,391	$551,101	$539,147	$514,548	$504,018
Rental Equipment, net book value (year-end)	$415,366	$384,813	$383,621	$369,195	$367,939
Number of Units (year-end)	39,577	36,961	35,639	32,644	29,074
Utilization (year-end)[1]	70.7%	66.7%	67.3%	67.2%	69.0%
Average Utilization[1]	68.3%	66.4%	67.1%	67.7%	73.4%
Average Rental Equipment, at cost[2]	$546,540	$524,084	$504,276	$491,364	$478,764
Annual Yield on Average Rental Equipment, at cost	15.1%	15.2%	15.9%	16.8%	19.3%
Gross Margin on Rental Revenues	44.7%	52.6%	55.3%	55.4%	64.8%
Gross Margin on Sales	25.0%	24.6%	26.3%	23.5%	24.2%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$102,101	$101,645	$95,694	$82,540	$75,500
Rental Related Services	3,095	3,673	3,133	2,240	1,970

Total Electronics Rental Operations	105,196	105,318	98,827	84,780	77,470
Sales	28,277	26,192	25,164	21,443	20,586
Other	1,391	1,663	1,324	1,539	2,048

Total Electronics Revenues	$134,864	$133,173	$125,315	$107,762	$100,104

Percentage of Rental Revenues	40.0%	40.9%	40.7%	41.1%	40.5%
Percentage of Total Revenues	35.6%	36.6%	36.6%	37.0%	36.2%
Rental Equipment, at cost (year-end)	$267,772	$266,934	$258,586	$250,125	$239,152
Rental Equipment, net book value (year-end)	$109,988	$107,999	$105,565	$98,444	$101,902
Utilization (year-end)[1]	58.2%	64.1%	67.1%	64.3%	63.1%
Average Utilization[1]	62.7%	65.8%	66.0%	66.0%	61.5%
Average Rental Equipment, at cost[3]	$266,444	$266,912	$258,995	$244,425	$247,743
Annual Yield on Average Rental Equipment, at cost	38.3%	38.1%	36.9%	33.8%	30.5%
Gross Margin on Rental Revenues	48.2%	48.9%	46.4%	39.9%	31.6%
Gross Margin on Sales	43.6%	40.3%	44.0%	40.9%	33.0%

Product Highlights (Continued)
(dollar amounts in thousands)	Year Ended December 31,
	2013	2012	2011	2010	2009

Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$71,162	$67,281	$59,243	$35,427	$18,611
Rental Related Services	21,162	17,472	12,290	9,515	6,208

Total Tanks and Boxes Rental Operations	92,324	84,753	71,533	44,942	24,819
Sales	1,480	2,403	278	232	170
Other	136	155	147	57	34

Total Tanks and Boxes Revenues	$93,940	$87,311	$71,958	$45,231	$25,023

Percentage of Rental Revenues	27.8%	27.1%	25.2%	17.7%	10.0%
Percentage of Total Revenues	24.7%	24.0%	21.0%	15.5%	9.1%
Rental Equipment, at cost (year-end)	$284,005	$254,810	$201,456	$133,095	$80,916
Rental Equipment, net book value (year-end)	$241,656	$226,041	$183,960	$123,941	$77,397
Utilization (year-end)[1]	57.7%	67.5%	79.8%	84.9%	67.6%
Average Utilization[1]	64.2%	71.5%	86.2%	76.0%	62.9%
Average Rental Equipment, at cost[2]	$264,189	$223,673	$157,917	$101,263	$59,276
Annual Yield on Average Rental Equipment, at cost	26.9%	30.1%	37.5%	35.0%	31.4%
Gross Margin on Rental Revenues	65.3%	70.7%	78.0%	71.8%	66.4%
Gross Margin on Sales	-11.7%	10.2%	-13.4%	22.2%	2.9%

Total Revenues	$379,320	$364,074	$342,670	$291,400	$275,833
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average Utilization is calculated using the average cost of equipment for the year.
2	Average Rental Equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average Rental Equipment, at cost, for electronics excludes accessory equipment.

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

Instability in the global financial system may also have an impact on our business and our financial condition. In recent years, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources—Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

Our information technology systems facilitate our ability to transact business, monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner.

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

At December 31, 2013, we had $38.4 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

Our rental equipment is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	the age of the equipment at the time it is sold, as well as wear and tear on the equipment relative to its age;

•	the supply of used equipment on the market;

•	technological advances relating to the equipment;

•	worldwide and domestic demand for used equipment; and

•	general economic conditions.

We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections or in lesser quantities than we anticipate will have a negative impact on our results of operations and cash flows.

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

The agreements governing our Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources—4.03% Senior Notes due 2018”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

A failure to comply with the restrictions contained in these agreements could lead to an event of default, which could result in an acceleration of our indebtedness. In the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any required accelerated payments. If we default on our indebtedness, our business financial condition and results of operations could be materially and adversely affected.

The majority of our indebtedness is subject to variable interest rates, which makes us vulnerable to increases in interest rates, which could negatively affect our net income.

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay, based on the $190.0 million balance of variable rate debt outstanding at December 31, 2013. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands, making our future earnings less predictable.

We continue to consider expansion opportunities domestically and internationally for our rental businesses, such as the organic expansion of our modular business in North Carolina, Georgia, Maryland, Virginia and Washington, D.C., expansion into the portable storage business and our expansion in 2008 into the liquid and solid containment business. Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward. In addition, the enactment of future tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with

Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2013 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As of December 31, 2013, 59% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2013, Mobile Modular purchased 28% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Our rental test equipment may become obsolete or may no longer be supported by a manufacturer, which could result in an impairment charge.

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

We receive revenues in Canadian dollars from our business activities in Canada and Indian Rupees from our business activities in India. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results. We currently do not engage in hedging strategies to mitigate this risk.

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

We believe that growing demand related to hydraulic fracturing has increased the total market size and accounted for approximately one third or more of total market rental revenue in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Periodically, a significant portion of our revenue in our liquid and solid containment tank and boxes business may be generated from a few major customers. Although we have some long-term relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations.

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

TRS-RenTelco—Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area), a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area) and a rental and sales office in Bangalore, Karnataka, India.

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

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2013.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Plano, Texas[3]	2.6	28,337	10,773	39,110
Mobile Modular
Livermore, California[1,2,6]	137.2	7,680	53,440	61,120
Mira Loma, California[6]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[6]	122.5	8,400	95,902	104,302
Charlotte, North Carolina[7]	—	2,640	—	2,640
Lexington, North Carolina[8]	5.0	—	—	—
Perris, California[4]	6.0	—	—	—
San Diego, California[5]	2.5	—	—	—
Grand Prairie, Texas[6]	29.0	—	—	—
San Antonio, Texas[6]	35.0	—	—	—
TRS-RenTelco
Grapevine, Texas[9]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[8]	—	12,500	—	12,500
Bangalore, India[10]	—	3,895	—	3,895
Adler Tanks
South Plainfield, New Jersey	3.5	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Mokena, Illinois	21.3	13,800	—	13,800
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076

	517.6	168,274	424,620	592,894

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices, modulars and Adler Tanks branch operations.

2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through June 2014.
3	Of the 39,110 square feet, 19,181 square feet are leased to a third party through February 2018 and 19,929 square feet are leased to a third party through November 2016.
4	This facility is leased on a month to month basis.
5	This facility is leased through August 2015.
6	Adler Tanks also operates out of this facility.
7	This facility is leased through November 2014.
8	This facility is leased through December 2014.
9	This facility is leased through November 2018.
10	This facility is leased through May 15, 2018, with lock-in period expiring on May 15, 2016

ITEM 3.	LEGAL PROCEEDINGS.

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

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2013				2012
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$40.10	$37.79	$34.67	$31.98	$29.46	$27.64	$32.54	$33.35
Low	$33.30	$32.31	$28.18	$28.58	$24.38	$22.93	$23.74	$28.56
Close	$39.80	$35.70	$34.16	$31.10	$29.10	$26.09	$26.50	$32.11
Dividends Declared	$0.240	$0.240	$0.240	$0.240	$0.235	$0.235	$0.235	$0.235

As of February 28, 2014, the Company’s common stock was held by approximately 50 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2013 and 2012 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions as authorized by the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2013 or 2012. As of February 28, 2014, 2,000,000 shares remain authorized for repurchase under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2013 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8 Financial Statements and Supplementary Data and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation”.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Operations Data
Revenues
Rental	$255,766	$248,444	$234,906	$200,615	$186,442
Rental Related Services	53,148	46,920	39,486	34,702	33,352

Rental Operations	308,914	295,364	274,392	235,317	219,794
Sales	68,443	66,444	66,382	54,055	53,376
Other	1,963	2,266	1,896	2,028	2,663

Total Revenues	379,320	364,074	342,670	291,400	275,833

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	68,208	63,819	60,187	56,399	57,215
Rental Related Services	40,189	37,207	30,692	26,542	25,271
Other	55,017	45,581	39,859	40,007	33,147

Total Direct Costs of Rental Operations	163,414	146,607	130,738	122,948	115,633
Costs of Sales	47,080	49,173	45,141	37,637	38,695

Total Costs of Revenues	210,494	195,780	175,879	160,585	154,328

Gross Profit	168,826	168,294	166,791	130,815	121,505
Selling and Administrative Expenses	88,765	86,278	78,127	65,579	60,426

Income from Operations	80,061	82,016	88,664	65,236	61,079
Interest Expense	8,687	9,149	7,606	6,186	7,105

Income before Provision for Income Taxes	71,374	72,867	81,058	59,050	53,974
Provision for Income Taxes	27,977	28,090	31,456	22,571	20,649

Net Income	$43,397	$44,777	$49,602	$36,479	$33,325

Earnings Per Share:
Basic	$1.71	$1.80	$2.04	$1.52	$1.40
Diluted	$1.67	$1.78	$2.00	$1.50	$1.40
Shares Used in Per Share Calculations:
Basic	25,433	24,759	24,349	23,944	23,745
Diluted	25,926	25,156	24,760	24,289	23,869

Balance Sheet Data (at period end)
Rental Equipment, at cost	$1,144,168	$1,072,845	$999,189	$897,768	$824,086
Rental Equipment, net	$767,010	$718,853	$673,146	$591,580	$550,220
Total Assets	$1,019,557	$972,446	$918,929	$813,562	$757,936
Notes Payable	$290,003	$302,000	$296,500	$265,640	$247,334
Shareholders’ Equity	$401,030	$364,738	$333,142	$294,977	$267,413
Shares Issued and Outstanding	25,757	24,931	24,576	24,235	23,795
Book Value Per Share	$15.57	$14.63	$13.56	$12.17	$11.24
Debt (Total Liabilities) to Equity	1.54	1.67	1.76	1.76	1.83
Debt (Notes Payable) to Equity	0.72	0.83	0.89	0.90	0.92
Return on Average Equity	11.3%	12.7%	16.0%	13.0%	12.7%
Cash Dividends Declared Per Common Share	$0.96	$0.94	$0.92	$0.90	$0.88

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2013	2012	2011	2010	2009
Net Income	$43,397	$44,777	$49,602	$36,479	$33,325
Provision for Income Taxes	27,977	28,090	31,456	22,571	20,649
Interest Expense	8,687	9,149	7,606	6,186	7,105

Income from Operations	80,061	82,016	88,664	65,236	61,079
Depreciation and Amortization	76,849	72,476	67,395	62,577	63,130
Non-Cash Share-Based Compensation	3,680	3,840	5,221	4,227	3,598

Adjusted EBITDA[1]	$160,590	$158,332	$161,280	$132,040	$127,807

Adjusted EBITDA Margin[2]	42%	43%	47%	45%	46%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2013	2012	2011	2010	2009
Adjusted EBITDA[1]	$160,590	$158,332	$161,280	$132,040	$127,807
Interest Paid	(8,813)	(9,107)	(6,877)	(6,306)	(7,412)
Net Income Taxes (Paid) Refunds Received	(11,074)	(5,842)	1,480	(9,342)	3,321
Gain on Sale of Used Rental Equipment	(13,091)	(12,389)	(12,444)	(11,728)	(10,892)
Change in certain assets and liabilities:
Accounts Receivable, net	4,606	(415)	(16,183)	(5,891)	15,510
Prepaid Expenses and Other Assets	(211)	(2,337)	(3,226)	296	4,079
Accounts Payable and Other Liabilities	4,557	(3,718)	4,004	2,483	(6,702)
Deferred Income	(2,921)	1,857	1,277	(954)	(3,311)

Net Cash Provided by Operating Activities	$133,643	$126,381	$129,311	$100,598	$122,400

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash share-based compensation and non-cash impairment charges.
2	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility (as defined and more fully described under the heading “Liquidity and Capital Resources—Unsecured Revolving Lines of Credit”) and Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources—4.03% Senior Notes Due in 2018”). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources—4.03% Senior Notes Due in 2018”)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2013, the actual ratio was 1.81 to 1.

At December 31, 2013, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2013, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 13%, 51%, 34% and 2%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 18%, 46%, 37% and negative 1%, respectively, for 2012. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

The Company generates its revenues primarily from the rental of its equipment on operating leases with sales of equipment occurring in the normal course of business. The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues. Rental revenue and certain other service revenues negotiated as part of the lease agreements with customers and related costs are recognized on a straight-line basis over the terms of the lease. Sales revenue and related costs are recognized upon delivery and installation of the equipment to the customers. Sales revenues are less predictable and can fluctuate from period to period depending on customer demands and requirements. Generally, rental revenues less cash operating costs recover the equipment’s capitalized cost in a short period of time relative to the equipment’s potential rental life and when sold, sale proceeds are usually above its net book value.

The Company’s rental operations include rental and rental related services revenues which comprised approximately 81% of the Company’s total revenues in 2013 and for the three years ended December 31, 2013. Over the past three years, modulars comprised approximately 37%, electronic test equipment comprised approximately 35% and tanks and boxes comprised approximately 28% of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modular, electronic test equipment and tanks and boxes have comprised approximately 19% of the Company’s consolidated revenues in 2013 and over the last three years. Over these past three years, modulars comprised approximately 57%, electronics comprised approximately 41% and tanks and boxes comprised approximately 2% of sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 14%, 16% and 16% of the Company’s consolidated rental and sales revenues for 2013, 2012 and 2011, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

Selling and administrative expenses primarily include personnel and benefit costs, which includes non-cash share-based compensation, depreciation and amortization of property, plant and equipment and intangible assets, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Related Party Transactions

The Company acquired liquid and solid containment tanks totaling $13.6 million, $38.3 million and $30.3 million, during the years ended December 31, 2013, 2012 and 2011, respectively from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party. Amounts due to Sabre at December 31, 2013 and 2012 were zero and $1.0 million, respectively.

Recent Developments

In February 2014, the Company announced that its board of directors declared a cash dividend of $0.245 per common share for the quarter ending March 31, 2014, an increase of 2% over the prior year’s comparable quarter.

On February 26, 2014, the Board of Directors of the Company elected Elizabeth A. Fetter to serve as a director of the Company.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years 2013–2011	Year Ended December 31,			2013 over 2012	2012 over 2011
		2013	2012	2011
Revenues
Rental	68%	67%	68%	69%	3%	6%
Rental Related Services	13	14	13	12	13	19

Rental Operations	81	81	81	81	5	8
Sales	19	18	18	19	3	—
Other	—	1	1	—	-13	20

Total Revenues	100	100	100	100	4	6

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	18	18	18	18	7	6
Rental Related Services	10	11	10	9	8	21
Other	13	14	12	11	21	14

Total Direct Costs of Rental Operations	41	43	40	38	11	12
Cost of Sales	13	12	14	13	-4	9

Total Costs	54	55	54	51	8	11

Gross Profit	46	45	46	49	—	1
Selling and Administrative	23	24	23	23	3	10

Income from Operations	23	21	23	26	-2	-7
Interest Expense	2	2	3	2	-5	20

Income before Provision for Income Taxes	21	19	20	24	-2	-10
Provision for Income Taxes	8	8	8	10	0	-11

Net Income	13%	11%	12%	14%	-3%	-10%

Twelve Months Ended December 31, 2013 Compared to

Twelve Months Ended December 31, 2012

Overview

The Company’s total revenues in 2013 increased 4%, to $379.3 million from $364.1 million in 2012. The Company’s total net income in 2013 decreased 3%, to $43.4 million, or $1.67 per diluted share, from $44.8 million, or $1.78 per diluted share, in 2012. The Company’s year over year total revenue increase was primarily due to higher rental and rental related services revenues as more fully described below.

For 2013 compared to 2012, on a consolidated basis,

•

Gross profit increased $0.5 million to $168.8 million. TRS-RenTelco’s gross profit increased $1.2 million, or 2%, due to higher gross profit on sales and rental related services revenues, partly offset by lower gross profit on rental revenues. Enviroplex’s gross profit increased $1.0 million primarily due to higher sales revenues. Adler Tanks’ gross profit decreased $0.1 million due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues. Mobile Modular’s gross profit decreased $1.6 million, or 3%, due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.

•

Selling and administrative expenses increased $2.5 million, or 3% to $88.8 million, primarily due to $3.1 million higher salary and employee benefit costs, $0.8 million higher maintenance expense, partly offset by $2.1 million lower bad debt expenses.

•

Interest expense decreased $0.5 million, or 5%, to $8.7 million, primarily due to 6% lower average debt levels of the Company, partly offset by 1% higher net average interest rates (3.02% in 2013 compared to 2.99% in 2012).

•

Pretax income contribution was 51%, 34% and 13% by TRS-RenTelco, Adler Tanks and Mobile Modular, respectively, in 2013, compared to 46%, 37% and 18%, respectively, in 2012. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 2% in 2013 compared to negative 1% in 2012.

•	Provision for income taxes resulted in an effective tax rate of 39.2%, up from 38.6% in 2012.

•

Adjusted EBITDA increased $2.3 million, or 1%, to $160.6 million compared to $158.3 million in 2012. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

Mobile Modular

For 2013, Mobile Modular’s total revenues increased $12.9 million, or 11%, to $132.7 million compared to 2012, primarily due to higher sales, rental related services and rental revenues. The revenue increase together with lower interest expense, offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in a decrease in pre-tax income of $3.8 million, or 28%, to $9.6 million in 2013.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2013 compared to 2012
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$82,503	$79,518	$2,985	4%
Rental Related Services	28,891	25,775	3,116	12%

Rental Operations	111,394	105,293	6,101	6%
Sales	20,831	14,026	6,805	49%
Other	436	448	(12)	-3%

Total Revenues	132,661	119,767	12,894	11%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	14,459	13,942	517	4%
Rental Related Services	20,980	19,492	1,488	8%
Other	31,167	23,735	7,432	31%

Total Direct Costs of Rental Operations	66,606	57,169	9,437	17%
Costs of Sales	15,632	10,576	5,056	48%

Total Costs of Revenues	82,238	67,745	14,493	21%

Gross Profit
Rental	36,877	41,841	(4,964)	-12%
Rental Related Services	7,911	6,283	1,628	26%

Rental Operations	44,788	48,124	(3,336)	-7%
Sales	5,199	3,450	1,749	51%
Other	436	448	(12)	-3%

Total Gross Profit	50,423	52,022	(1,599)	-3%
Selling and Administrative Expenses	36,488	34,032	2,457	7%

Income from Operations	13,935	17,990	(4,056)	-23%
Interest Expense Allocation	4,318	4,547	(229)	-5%

Pre-tax Income	$9,617	$13,443	$(3,827)	-28%

Other Information
Average Rental Equipment[1]	$546,540	$524,084	$22,456	4%
Average Rental Equipment on Rent[1]	$373,116	$347,981	$25,135	7%
Average Monthly Total Yield[2]	1.26%	1.26%		0%
Average Utilization[3]	68.3%	66.4%		3%
Average Monthly Rental Rate[4]	1.84%	1.90%		-3%
Period End Rental Equipment[1]	$564,909	$534,158	$30,752	6%
Period End Utilization[3]	70.7%	66.7%		6%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for 2013 decreased $1.6 million to $50.4 million from $52.0 million in 2012. For the year ended December 31, 2013 compared to the year ended December 31, 2012:

•

Gross Profit on Rental Revenues—Rental revenues increased $3.0 million, or 4%, compared to 2012, due to 7% higher average rental equipment on rent, partly offset by 3% lower average monthly rental rates. As a percentage of rental revenues, depreciation was 17% in 2013 and 2012 and other direct costs were 38% in 2013 and 30% in 2012, which resulted in gross margin percentage of 45% in 2013 compared to 53% in 2012. The higher rental revenues, offset by lower rental margins, resulted in gross profit on rental revenues decreasing 12%, to $36.9 million from $41.8 million in 2012.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $3.1 million, or 12%, compared to 2012. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, higher delivery and return delivery at Mobile Modular Portable Storage and higher repair revenues. The higher revenues and higher gross margin percentage of 27% in 2013 compared to 24% in 2012 resulted in rental related services gross profit increasing 26%, to $7.9 million from $6.3 million in 2012.

•

Gross Profit on Sales—Sales revenues increased $6.8 million, or 49%, compared to 2012 and gross profit increased $1.7 million, or 51%, primarily due to higher new and used equipment sales revenues and higher gross margins on sales of new equipment in 2013. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2013, Mobile Modular’s selling and administrative expenses increased $2.5 million, or 7%, to $36.5 million from $34.0 million in 2012, primarily due to higher salary and employee benefit costs.

TRS-RenTelco

For 2013, TRS-RenTelco’s total revenues increased $1.7 million, or 1%, to $134.9 million compared to 2012, primarily due to higher sales and rental revenues. Pre-tax income increased $3.0 million, or 9%, to $36.6 million for 2013 from $33.6 million for 2012, primarily due to higher gross profit on sales revenues and lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2013 compared to 2012
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$102,101	$101,645	$456	0%
Rental Related Services	3,095	3,673	(578)	-16%

Rental Operations	105,196	105,318	(122)	0%
Sales	28,277	26,192	2,085	8%
Other	1,391	1,663	(272)	-16%

Total Revenues	134,864	133,173	1,691	1%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	39,953	38,174	1,779	5%
Rental Related Services	2,681	3,456	(775)	-22%
Other	12,963	13,811	(848)	-6%

Total Direct Costs of Rental Operations	55,597	55,441	156	0%
Costs of Sales	15,936	15,649	287	2%

Total Costs of Revenues	71,533	71,090	443	1%

Gross Profit
Rental	49,185	49,660	(475)	-1%
Rental Related Services	414	217	197	91%

Rental Operations	49,599	49,877	(278)	-1%
Sales	12,341	10,543	1,798	17%
Other	1,391	1,663	(272)	-16%

Total Gross Profit	63,331	62,083	1,248	2%
Selling and Administrative Expenses	24,542	26,068	(1,526)	-6%

Income from Operations	38,789	36,015	2,774	8%
Interest Expense Allocation	2,156	2,384	(228)	-10%

Pre-tax Income	$36,633	$33,631	$3,002	9%

Other Information
Average Rental Equipment[1]	$266,444	$266,912	$(468)	0%
Average Rental Equipment on Rent[1]	$167,035	$175,659	$(8,624)	-5%
Average Monthly Total Yield[2]	3.19%	3.18%		0%
Average Utilization[3]	62.7%	65.8%		-5%
Average Monthly Rental Rate[4]	5.09%	4.83%		5%
Period End Rental Equipment[1]	$267,206	$266,456	$750	0%
Period End Utilization[3]	58.2%	64.1%		-9%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for 2013 increased 2% to $63.3 million from $62.1 million in 2012. For the year ended December 31, 2013 compared to the year ended December 31, 2012:

•

Gross Profit on Rental Revenues—Rental revenues increased $0.5 million to $102.1 million with depreciation expense increasing $1.8 million, or 5%, and other direct costs decreasing $0.8 million, or 6%, resulting in a decrease in gross profit on rental revenues of $0.5 million, or 1%, to $49.2 million in 2013. As a percentage of rental revenues, depreciation was 39% in 2013 compared to 38% in 2012 and other direct costs was 13% in 2013 compared to 14% in 2012, which resulted in gross margin percentage of 48% in 2013 compared to 49% in 2012. The rental revenues decrease was due to 5% lower average rental equipment on rent, partly offset by 5% higher average monthly rental rates.

•

Gross Profit on Sales—Sales revenues increased $2.1 million, or 8%, compared to 2012. Gross margin percentage was 44% in 2013, compared to 40% in 2012, primarily due to higher gross margin on new and used equipment sales resulting in gross profit on sales increasing 17%, to $12.3 million from $10.5 million in 2012. In 2012, TRS-RenTelco’s used equipment sales revenues included the November 2, 2012 sale of the Company’s TRS-Environmental rental assets for $3.7 million, which resulted in a $0.4 million loss. The sale was a result of the Company’s July 2, 2012 decision to exit the environmental test equipment rental business. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2013, TRS-RenTelco’s selling and administrative expenses decreased $1.5 million, or 6%, to $24.5 million from $26.1 million in 2012, primarily due to decreased salary and benefit costs related to the exit of the environmental test equipment business in November 2012.

Adler Tanks

For 2013, Adler Tanks’ total revenues increased $6.6 million, or 8%, to $93.9 million compared to 2012, primarily due to higher rental and rental related services revenues during 2013. The revenue increase and higher gross margin on rental related services revenues, offset by higher selling and administrative expenses and lower gross margin on rental and sales revenues resulted in a pre-tax income decrease of $2.7 million, or 10%, to $24.0 million for the year ended December 31, 2013.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks—2013 compared to 2012
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$71,162	$67,281	$3,881	6%
Rental Related Services	21,162	17,472	3,690	21%

Rental Operations	92,324	84,753	7,571	9%
Sales	1,480	2,403	(923)	-38%
Other	136	155	(19)	-12%

Total Revenues	93,940	87,311	6,629	8%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	13,796	11,703	2,093	18%
Rental Related Services	16,528	14,259	2,269	16%
Other	10,887	8,035	2,852	35%

Total Direct Costs of Rental Operations	41,211	33,997	7,214	21%
Costs of Sales	1,653	2,157	(504)	-23%

Total Costs of Revenues	42,864	36,154	6,710	19%

Gross Profit (Loss)
Rental	46,479	47,543	(1,064)	-2%
Rental Related Services	4,634	3,213	1,421	44%

Rental Operations	51,113	50,756	357	1%
Sales	(173)	246	(419)	-170%
Other	136	155	(19)	-12%

Total Gross Profit	51,076	51,157	(81)	0%
Selling and Administrative Expenses	24,644	22,101	2,543	12%

Income from Operations	26,432	29,056	(2,624)	-9%
Interest Expense Allocation	2,419	2,350	69	3%

Pre-tax Income	$24,013	$26,706	$(2,693)	-10%

Other Information
Average Rental Equipment[1]	$264,189	$223,673	$40,516	18%
Average Rental Equipment on Rent[1]	$169,661	$159,957	$9,704	6%
Average Monthly Total Yield[2]	2.24%	2.51%		-11%
Average Utilization[3]	64.2%	71.5%		-10%
Average Monthly Rental Rate[4]	3.50%	3.50%		0%
Period End Rental Equipment[1]	$278,618	$248,900	$29,718	12%
Period End Utilization[3]	57.7%	67.5%		-14%
1	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of rental equipment.
4	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Adler Tanks’ gross profit for 2013 decreased $0.1 million to $51.1 million from $51.2 million for the same period in 2012. For the year ended December 31, 2013 compared to year ended December 31, 2012:

•

Gross Profit on Rental Revenues—Rental revenues increased $3.9 million, or 6%, due to 6% higher average rental equipment on rent and comparable average rental rates in 2013 as compared to 2012. As a percentage of rental revenues, depreciation was 20% and 17% in 2013 and 2012, respectively, and other direct costs were 15% in 2013 and 12% in 2012, which resulted in gross margin percentages of 65% in 2013 and 71% in 2012. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $1.1 million, or 2%, to $46.5 million in 2013.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $3.7 million, or 21%, compared to 2012. The higher revenues together with higher gross margin percentage of 22% in 2013 compared to 18% in 2012 resulted in rental related services gross profit increasing $1.4 million, or 44%, to $4.6 million from $3.2 million in 2012.

For 2013, Adler Tanks’ selling and administrative expenses increased $2.5 million, or 12%, to $24.6 million from $22.1 million in the same period in 2012, primarily due to higher personnel and benefit costs and higher marketing and administrative expenses.

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

•

Adjusted EBITDA decreased $2.9 million, or 2%, to $158.3 million compared to $161.3 million in 2011. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and non-cash share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

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

•

Gross Profit on Rental Related Services—Adler Tanks’ rental related services revenues increased $5.2 million, or 42%, compared to 2011. The higher revenues, offset by lower gross margin percentage of 18% in 2012 compared to 27% in 2011, resulted in rental related services gross profit decreasing $0.1 million, or 2%, to $3.2 million from $3.3 million in 2011.

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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2013 as compared to 2012 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $133.6 million for 2013 as compared to $126.4 million in 2012. The $7.2 million increase in net cash provided by operating activities was primarily attributable to an increase in accounts payable and accrued liabilities and a decrease in accounts receivable, partly offset by a decrease in deferred income, lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities:    Net cash used in investing activities was $111.2 million for 2013 as compared to $115.0 million in 2012. The $3.8 million decrease in net cash used in investing activities was primarily due $2.2 million lower purchases of property, plant and equipment and $2.4 million higher proceeds from sales of used rental equipment, partly offset by $0.8 million higher purchases of rental equipment.

Cash Flows from Financing Activities:    Net cash used in financing activities was $22.4 million in 2013 as compared to $11.0 million in 2012. The $11.1 million increase in net cash used in financing activities was primarily due to $17.5 million higher net repayments on the Company’s bank lines of credit and $9.8 million higher proceeds and excess tax benefit from the exercise of stock options, partly offset by $2.1 million higher taxes paid related to net share settlement of stock awards.

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

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2013	2012	2011
Cash Provided by Operating Activities	$133,643	$126,381	$129,311	$389,335
Proceeds from the Sale of Used Rental Equipment	33,380	30,970	28,453	92,803

Cash Available for Purchase of Rental Equipment	167,023	157,351	157,764	482,138
Purchases of Rental Equipment	(132,611)	(131,805)	(154,963)	(419,379)

Cash Available for Other Uses	$34,412	$25,546	$2,801	$62,759

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $12.0 million in 2013, $14.2 million in 2012 and $17.2 million in 2011, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $24.4 million, $23.1 million and $22.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2013, 2012 and 2011, the Company did not repurchase any of its common stock. As of February 28, 2014, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

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

At December 31, 2013, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $190.0 million was outstanding, and had capacity to borrow up to an additional $240.0 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2013, the actual ratio was 4.01 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2013, the actual ratio was 1.81 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2013, such sum was $284.8 million and the actual Tangible Net Worth of the Company was $362.7 million.

At December 31, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2013, the actual ratio was 1.81 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2013, such sum was $284.8 million and the actual Tangible Net Worth of the Company was $362.7 million.

At December 31, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Contractual Obligations and Commitments

At December 31, 2013, the Company’s material contractual obligations and commitments consist of outstanding borrowings under our credit facilities expiring in 2017, outstanding amounts under our 4.03% senior notes due in 2018, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2013 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving Lines of Credit	$190,003	$—	$—	$190,003	$—
4.03% Senior Notes due in 2018	110,075	23,627	44,836	41,612	—
Operating Leases for Facilities	4,222	1,420	1,523	1,279	—

Total Contractual Obligations	$304,300	$25,047	$46,359	$232,894	$—

The Company believes that its needs for working capital and capital expenditures through 2013 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 65 for a more detailed presentation of the sources and uses of the Company’s cash.

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

Maintenance, Repair and Refurbishment—Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgment is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. Changes in these policies could impact the Company’s financial results.

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

Off Balance Sheet Transactions

As of December 31, 2013, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03% senior notes due in 2018 and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2013. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value the Company’s Senior Notes and the Company’s revolving lines of credit under the Amended Credit Facility and Sweep Service Facility as of December 31, 2013.

(dollar amounts in thousands)	2014	2015	2016	2017	2018	Total	Estimated Fair Value
Revolving Lines of Credit	$—	$—	$—	$190,003	$—	$190,003	$190,003
Weighted Average Interest Rate	2.45%	2.45%	2.45%	2.45%	—	2.45%
4.03% Senior Notes due in 2018	$20,000	$20,000	$20,000	$20,000	$20,000	$100,000	$104,650
Weighted Average Interest Rate	4.03%	4.03%	4.03%	4.03%	4.03%	4.03%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary in 2013 (see Item 1—Business—History, Strategic Expansion and Acquisitions and Note 1 to the Consolidated Financial Statements). The Canadian and Indian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2013, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian and Indian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the internal control over financial reporting of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

February 28, 2014

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Jose, California

February 28, 2014

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
Assets
Cash	$1,630	$1,612
Accounts Receivable, net of allowance for doubtful accounts of $2,007 in 2013 and $3,000 in 2012	87,650	92,256
Rental Equipment, at cost:
Relocatable Modular Buildings	592,391	551,101
Electronic Test Equipment	267,772	266,934
Liquid and Solid Containment Tanks and Boxes	284,005	254,810

	1,144,168	1,072,845
Less Accumulated Depreciation	(377,158)	(353,992)

Rental Equipment, net	767,010	718,853

Property, Plant and Equipment, net	105,187	101,031
Prepaid Expenses and Other Assets	19,718	19,507
Intangible Assets, net	10,662	11,487
Goodwill	27,700	27,700

Total Assets	$1,019,557	$972,446

Liabilities and Shareholders’ Equity
Liabilities:
Notes Payable	$290,003	$302,000
Accounts Payable and Accrued Liabilities	63,318	52,220
Deferred Income	24,003	26,924
Deferred Income Taxes, net	241,203	226,564

Total Liabilities	618,527	607,708

Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Common Stock, no par value — Authorized — 40,000 shares Issued and Outstanding — 25,757 shares as of December 31, 2013 and 24,931 shares as of December 31, 2012	103,023	85,342
Retained Earnings	298,038	279,396
Accumulated Other Comprehensive Loss	(31)	—

Total Shareholders’ Equity	401,030	364,738

Total Liabilities and Shareholders’ Equity	$1,019,557	$972,446

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Revenues
Rental	$255,766	$248,444	$234,906
Rental Related Services	53,148	46,920	39,486

Rental Operations	308,914	295,364	274,392
Sales	68,443	66,444	66,382
Other	1,963	2,266	1,896

Total Revenues	379,320	364,074	342,670

Costs and Expenses
Direct Costs of Rental Operations
Depreciation of Rental Equipment	68,208	63,819	60,187
Rental Related Services	40,189	37,207	30,692
Other	55,017	45,581	39,859

Total Direct Costs of Rental Operations	163,414	146,607	130,738
Cost of Sales	47,080	49,173	45,141

Total Costs of Revenues	210,494	195,780	175,879

Gross Profit	168,826	168,294	166,791
Selling and Administrative Expenses	88,765	86,278	78,127

Income from Operations	80,061	82,016	88,664
Interest Expense	8,687	9,149	7,606

Income before Provision for Income Taxes	71,374	72,867	81,058
Provision for Income Taxes	27,977	28,090	31,456

Net Income	$43,397	$44,777	$49,602

Earnings Per Share:
Basic	$1.71	$1.80	$2.04
Diluted	$1.67	$1.78	$2.00
Shares Used in Per Share Calculations:
Basic	25,433	24,759	24,349
Diluted	25,926	25,156	24,760
Cash Dividends Declared Per Share	$0.96	$0.94	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net Income	$43,397	$44,777	$49,602
Other Comprehensive Loss:
Foreign Currency Translation Adjustment, net of Tax Benefits of $6	(31)	—	—

Comprehensive Income	$43,366	$44,777	$49,602

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2010	24,235	$63,623	$231,354	—	$294,977
Net Income	—	—	49,602	—	49,602
Non-Cash Share-Based Compensation	—	5,221	—	—	5,221
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	341	5,261	—	—	5,261
Excess Tax Benefit from Equity Awards	—	980	—	—	980
Taxes Paid Related to Net Share Settlement of Stock Awards	—	(207)	—	—	(207)
Dividends Accrued of $0.92 Per Share	—	—	(22,692)	—	(22,692)
Balance at December 31, 2011	24,576	74,878	258,264	—	333,142
Net Income	—	—	44,777	—	44,777
Non-Cash Share-Based Compensation	—	3,840	—	—	3,840
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	355	5,841	—	—	5,841
Excess Tax Benefit from Equity Awards	—	1,033	—	—	1,033
Taxes Paid Related to Net Share Settlement of Stock Awards	—	(250)	—	—	(250)
Dividends Accrued of $0.94 Per Share	—	—	(23,645)	—	(23,645)
Balance at December 31, 2012	24,931	85,342	279,396	—	364,738
Net Income	—	—	43,397	—	43,397
Non-Cash Share-Based Compensation	—	3,680	—	—	3,680
Common Stock Issued under Stock Plans, net of Shares Withheld for Employee Taxes	826	15,067	—	—	15,067
Excess Tax Benefit from Equity Awards	—	1,329	—	—	1,329
Taxes Paid Related to Net Share Settlement of Stock Awards	—	(2,395)	—	—	(2,395)
Dividends Accrued of $0.96 Per Share	—	—	(24,755)		(24,755)
Other Comprehensive Loss	—	—	—	(31)	(31)
Balance at December 31, 2013	25,757	$103,023	$298,038	$(31)	$401,030

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$43,397	$44,777	$49,602
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	76,849	72,476	67,395
Provision for Doubtful Accounts	2,144	4,263	1,755
Non-Cash Share-Based Compensation	3,680	3,840	5,221
Gain on Sale of Used Rental Equipment	(13,091)	(12,389)	(12,444)
Change In:
Accounts Receivable	2,462	(3,848)	(17,938)
Income Taxes Receivable	—	—	6,131
Prepaid Expenses and Other Assets	(211)	(2,337)	(3,226)
Accounts Payable and Accrued Liabilities	6,695	(3,456)	5,715
Deferred Income	(2,921)	1,857	1,277
Deferred Income Taxes	14,639	21,198	25,823

Net Cash Provided by Operating Activities	133,643	126,381	129,311

Cash Flows from Investing Activities:
Purchases of Rental Equipment	(132,611)	(131,805)	(154,963)
Purchases of Property, Plant and Equipment	(11,973)	(14,161)	(17,204)
Proceeds from Sale of Used Rental Equipment	33,380	30,970	28,453

Net Cash Used in Investing Activities	(111,204)	(114,996)	(143,714)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) Under Bank Lines of Credit	(11,997)	5,500	(57,140)
Borrowings Under Private Placement	—	—	100,000
Principal Payments on Senior Notes	—	—	(12,000)
Proceeds from the Exercise of Stock Options	15,067	5,841	5,261
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,329	1,033	980
Payment of Dividends	(24,423)	(23,126)	(22,252)
Taxes Paid Related to Net Share Settlement of Stock Awards	(2,395)	(250)	(207)

Net Cash Provided by (Used in) Financing Activities	(22,419)	(11,002)	14,642

Effect of Exchange Rate Changes on Cash	(2)	—	—

Net Increase in Cash	18	383	239
Cash Balance, beginning of period	1,612	1,229	990

Cash Balance, end of period	$1,630	$1,612	$1,229

Interest Paid, during the period	$8,813	$9,107	$6,877

Net Income Taxes Paid (Refunds Received), during the period	$11,074	$5,842	$(1,480)

Dividends Accrued During the period, not yet paid	$6,373	$6,194	$5,952

Rental Equipment Acquisitions, not yet paid	$8,533	$4,491	$8,186

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Rental revenue from operating leases is recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized when earned. Rental related services revenue is primarily associated with relocatable modular building and liquid and solid containment tanks and boxes leases. For modular building leases, rental related services revenue consists of billings to customers for modifications, delivery, installation, additional site-related work, and dismantle and return delivery. For modular building leases, revenue related to delivery, installation, dismantle and return delivery are an integral part of the negotiated lease agreement with customers and are recognized on a straight-line basis over the term of the lease. For liquid and solid containment solutions, rental related services revenue consists of billings for delivery, removal and cleaning of the tanks and boxes. These revenues are recognized in the period performed.

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

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and liquid and solid containment tank and boxes. Modular building leases consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site-related work, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease. Costs of rental related services associated with liquid and solid containment solutions consists of costs of delivery, removal and cleaning of the tanks and boxes. These costs are recognized in the period the service is performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2013, 2012 and 2011.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes. Depreciation expenses for property, plant and equipment is included in “Selling and Administrative Expenses” and “Rental Related Services” in the Consolidated Statements of Income. Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2013	2012
Land	Indefinite	$37,354	$35,371
Land Improvements	20 – 50	39,068	38,708
Buildings	30	21,151	20,522
Furniture, Office and Computer Equipment	3 – 10	30,761	26,496
Machinery and Service Equipment	5 – 20	20,106	16,186

		148,440	137,283
Less Accumulated Depreciation		(47,058)	(39,301)

		101,382	97,982
Construction In Progress		3,805	3,049

		$105,187	$101,031

Property, plant and equipment depreciation expense was $7.8 million, $7.8 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Construction in progress at December 31, 2013 and 2012 consisted primarily of costs related to acquisition of land and land improvements.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Maintenance and training costs are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software costs are included in property, plant and equipment. The Company capitalized $3.5 million and $0.9 million in internal use software during the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $2.4 million, $2.5 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Goodwill and intangible assets consists primarily of intangible assets of $39.9 million from the 2008 acquisition of Adler Tanks. Intangible assets related to customer relationships are amortized over eleven years. At December 31, 2013 and 2012, goodwill and trade name intangible assets which have indefinite lives totaled $33.4 million.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended 2013, 2012 or 2011. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2013	2012	2011
Weighted-average common stock for calculating basic earnings per share	25,433	24,759	24,349
Effect of potentially dilutive securities from equity-based compensation	493	397	411

Weighted-average common stock for calculating diluted earnings per share	25,926	25,156	24,760

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	20	1,049	1,131

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $18.9 million at December 31, 2013 and $17.4 million at December 31, 2012. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2013	2012
Beginning Balance, January 1	$3,000	$1,500
Provision for doubtful accounts	2,144	4,263
Write-offs, net of recoveries	(3,137)	(2,763)

Ending Balance, December 31	$2,007	$3,000

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposits Insurance limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $104.6 million and $106.0 million compared to the recorded value of $100.0 million as of December 31, 2013 and 2012, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Foreign Currency Transactions and Translation

The Company’s Canadian subsidiary, TRS-RenTelco Inc., a British Columbia corporation (“TRS-Canada”), functions as a branch sales office for TRS-RenTelco in Canada. The functional currency for TRS-Canada is the U.S. Dollar. Foreign currency transaction gains and losses of TRS-Canada are reported in the results of operations in the period in which they occur.

The Company’s Indian subsidiary, TRS-RenTelco India Private Limited (“TRS-India”), functions as a rental and sales office for TRS-RenTelco in India. The functional currency for TRS-India is the Indian Rupee. All assets and liabilities of TRS-India are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options and restricted stock units (“RSUs”), based upon estimated fair values. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant. The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when vesting conditions are met. In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known. The Company records share-based compensation costs in Selling and Administrative Expenses in the Consolidated Statements of Income. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. Further information regarding share-based compensation can be found in Note 5 –Benefit Plans.

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

Reclassifications

In order to conform to current year presentation, certain amounts on the Consolidated Statements of Cash Flows were reclassified from Proceeds from the Exercise of Stock Options to Taxes Paid Related to Net Share Settlement of Stock Awards. This reclassification had no impact on net income, earnings per share or operating cash flows.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” (“ASU 2013-11”). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.	FINANCED LEASE RECEIVABLES

The Company has entered into sales type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2013	2012
Gross minimum lease payments receivable	$5,462	$2,326
Less—unearned interest	(314)	(201)

Net investment in sales type lease receivables	$5,148	$2,125

As of December 31, 2013, the future minimum lease payments under non-cancelable sales-type leases to be received in 2014 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2014	$3,449
2015	1,838
2016	175
2017	—

Total minimum future lease payments	$5,462

NOTE 3.	NOTES PAYABLE

Notes Payable consists of the following:

(in thousands)	December 31,
	2013	2012
Unsecured Revolving Lines of Credit	$190,003	$202,000
4.03% Senior Notes due in 2018	100,000	100,000

	$290,003	$302,000

As of December 31, 2013, the future minimum payments under Unsecured Revolving Lines of Credit and 4.03% Senior Notes due in 2018 are as follows:

(in thousands)
Year Ended December 31,
2014	$20,000
2015	20,000
2016	20,000
2017	210,003
2018	20,000

$290,003

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unsecured Revolving Lines of Credit

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaced the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. Amounts outstanding under the Amended Credit Facility at December 31, 2013 and 2012 were $186.0 million and $202.0 million, respectively.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services. Amounts outstanding under the Sweep Service Facility at December 31, 2013 and 2012 were $4.0 million and zero, respectively.

At December 31, 2013, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $190.0 million was outstanding, and had capacity to borrow up to an additional $240.0 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2013, the actual ratio was 4.01 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2013, the actual ratio was 1.81 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246,103,400 plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2013, such sum was $284.8 million and the actual Tangible Net Worth of the Company was $362.7 million.

Amounts borrowed under the Amended Credit Facility bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin. The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2013 and 2012, the applicable margins were 1.50% for LIBOR based loans, 0.50% for base rate loans and 0.25% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $10.0 million facility not used. The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility. The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2013	2012
Maximum amount outstanding	$202,000	$220,799
Average amount outstanding	$187,644	$206,514
Weighted average interest rate, during the period	2.45%	2.51%
Prime interest rate, end of period	3.25%	3.25%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100 million of its 4.03% Series A Senior Notes (the “Senior Notes”) to the Purchaser. The Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. Among other restrictions, the Note Purchase Agreement, under which the Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2013, the actual ratio was 4.01 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2013, the actual ratio was 1.81 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2013, such sum was $284.8 million and the actual Tangible Net Worth of the Company was $362.7 million.

At December 31, 2013, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 4.	INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Current	$5,208	$4,886	$5,741
Deferred	22,769	23,204	25,715

	$27,977	$28,090	$31,456

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	4.2	4.1
Other	0.1	(0.6)	(0.3)

	39.2%	38.6%	38.8%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred Income Taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2013	2012
Deferred Tax Liabilities:
Accelerated Depreciation	$257,537	$248,515
Prepaid Costs Currently Deductible	4,794	4,597
Other	—	2,451

Total Deferred Tax Liabilities	262,331	255,563

Deferred Tax Assets:
Accrued Costs Not Yet Deductible	6,638	6,138
Allowance for Doubtful Accounts	775	1,163
Net Operating Loss Carry Forwards and Credits	2,736	12,103
Deferred Revenues	305	1,300
Share-Based Compensation	5,862	8,295
Other	4,812	—

Total Deferred Tax Assets	21,128	28,999

Deferred Income Taxes, net	$241,203	$226,564

In 2013, 2012 and 2011 the Company obtained an excess tax benefit of $1.3 million, $1.0 million and 1.0 million, respectively, from the exercise of non-qualified stock options and early dispositions of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

As of December 31, 2012, the Company’s federal net operating losses for tax return purposes were $12.3 million, which were fully utilized during 2013. As of December 31, 2013, the Company had state and foreign tax credit carry forwards of $2.6 million, which will begin to expire in 2022, if not utilized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2013 and 2012. In addition, there have been no material changes in unrecognized benefits during 2013, 2012 and 2011.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2013, 2012 and 2011.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations regarding the deductibility and capitalization of expenditures related to tangible property. The final regulations are effective for taxable years beginning on or after January 1, 2014. We are currently assessing these regulations and their impact to our financial statements. We do not anticipate that these regulations will have a material impact on our consolidated financial position.

NOTE 5.	BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The 2007 Plan is a shareholder approved plan with the initial 1,875,000 share authorization increased by 815,000 shares in 2009 and 1,500,000 shares in 2012. The 2007 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, the vesting of which may be performance-based or service-based, and other rights and benefits. Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2007 Plan by two shares. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaced the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan. There were no modifications to the 2007 Plan and no awards classified as liabilities in the year ended December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, the share-based compensation expense was $3.7 million, $3.8 million and $5.2 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.4 million, $1.5 million and $2.0 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, the share-based compensation expenses, net of taxes, reduced net income by $2.2 million, $2.4 million and $3.2 million, respectively, or $0.09, $0.09, and $0.13 per diluted share for each period, respectively.

Stock Options

As of December 31, 2013, a cumulative total of 6,617,400 shares subject to options have been granted with exercise prices ranging from $3.47 to $38.89. Of these, options have been exercised for the purchase of 3,498,741 shares, while options for 874,152 shares have been terminated, and options for 1,772,062 shares with exercise prices ranging from $15.29 to $38.89 remained outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of the Company’s non-employee advisors. As of December 31, 2013, 1,576,452 shares remained available for issuance of awards under the stock plans.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s option activity and related information for the three years ended December 31, 2013 is as follows:

	Number of Options	Weighted- Average Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In millions)
Balance At December 31, 2010	3,344,450	22.80
Options Granted	160,600	27.41
Options Exercised	(309,447)	17.19
Options Cancelled/Forfeited/Expired	(109,584)	25.01

Balance At December 31, 2011	3,086,019	23.52
Options Granted	128,500	29.63
Options Exercised	(327,498)	17.95
Options Cancelled/Forfeited/Expired	(48,468)	27.63

Balance At December 31, 2012	2,838,553	24.37
Options Granted	192,800	29.14
Options Exercised	(1,237,341)	24.71
Options Cancelled/Forfeited/Expired	(21,950)	25.20

Balance At December 31, 2013	1,772,062	24.68	2.74	$26.8

Exercisable at December 31, 2013	1,328,237	23.73	1.98	$21.3
Expected to Vest after December 31, 2013	390,566	27.81	5.06	$4.6

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $14.1 million, $4.9 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, determined as of the date of option exercise. As of December 31, 2013, there was approximately $3.4 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Value	Number Exercisable at December 31, 2013	Weighted- Average Grant Date Value
$15–20	237,742	2.15	$15.62	206,742	$15.62
20–25	679,825	1.74	22.09	616,520	21.94
25–30	741,195	3.45	29.09	496,825	29.23
30–35	108,300	5.48	31.73	8,150	31.55
35–40	5,000	6.92	38.89	—	—

$15–40	1,772,062	2.74	24.68	1,328,237	23.73

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of share-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the expected number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation amounts recognized in the Consolidated Statements of Income.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	5.0	5.0	5.0
Expected volatility	50.3%	52.1%	51.6%
Expected dividend yields	3.3%	3.2%	3.4%
Risk-free interest rates	0.8%	0.8%	2.0%

The Company monitors option exercise behavior to determine the appropriate homogenous groups for estimation purposes. Currently, the Company’s option activity is separated into two categories: directors and employees. The expected term of the options represents the estimated period of time until exercised and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future behavior. Expected stock volatility is based on historical stock price volatility of the Company and the risk-free interest rates are based on U.S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding. The expected dividend yield is based upon the current dividend annualized as a percentage of the grant exercise price.

The weighted average grant date fair value per share was $9.87, $10.28 and $9.68 during the years ended December 31, 2013, 2012 and 2011, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2010	110,200	23.61
RSUs Granted	125,800	27.99
RSUs Vested	(39,105)	23.91
RSUs Cancelled/Forfeited/Expired	(9,085)	25.36

Balance at December 31, 2011	187,810	26.33
RSUs Granted	109,200	31.37
RSUs Vested	(34,190)	27.85
RSUs Cancelled/Forfeited/Expired	—	—

Balance at December 31, 2012	262,820	28.22
RSUs Granted	150,300	26.89
RSUs Vested	(87,840)	24.98
RSUs Cancelled/Forfeited/Expired	(4,300)	29.24

Balance at December 31, 2013	320,980	28.47	$12.8

Performance-based RSUs vest over five years, with 60% of the shares immediately vesting after three years when the performance has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant. There were 212,550 performance-based RSUs expected to vest as of December 31, 2013. Service-based RSUs have been issued to the Company’s directors and generally vest over one to two years. There were 20,280 service-based RSUs expected to vest as of December 31, 2013. No forfeitures are currently expected.

Share-based compensation expense for RSUs for the year ended December 31, 2013, 2012 and 2011 was $2.0 million, $1.8 million and $2.6, respectively. As of December 31, 2013, the total unrecognized compensation expense related to unvested RSUs was $4.7 million and is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Ownership and 401(k) Plans

On August 1, 2012 the Company amended and restated the Employee Stock Ownership Plan, the 401(k) Plans and the Enviroplex 401(k) Plans (“Plans”) to become the McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”). In conjunction with this, the Plans’ assets totaling approximately $16.4 million in cash were concurrently transferred into the KSOP. The KSOP plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2013 dividends deducted by the Company were $0.3 million, which resulted in a tax benefit of approximately $0.1 million in 2013.

At December 31, 2013, the KSOP held 339,406 shares, or less than 2% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.	SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2013 and 2012. As of December 31, 2013, 2,000,000 shares remain authorized for repurchase under this authorization.

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

(in thousands)

Year Ended December 31,
2014	$1,420
2015	837
2016	686
2017	667
2018	612
Thereafter	—

$4,222

Rent expense was $3.1 million, $3.1 million and $2.4 million in 2013, 2012 and 2011, respectively.

The Company is involved in various lawsuits and routine claims arising out of the normal course of its business. The Company maintains insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as the Company reasonably determines necessary or prudent with current operations and historical experience. The major policies include coverage for property, general liability, auto, directors and officers, health, and workers’ compensation insurances. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. In the opinion of management, there was not at least a reasonable possibility that the ultimate amount of liability not covered by insurance, if any, under any pending litigation and claims, individually or in the aggregate, will have a material adverse effect on the financial position or operating results of the Company.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	December 31,
		2013	2012
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	9,100

		14,800	14,800
Less Accumulated Amortization		(4,138)	(3,313)

		$10,662	$11,487

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense for each of the years ended December 31, 2013, 2012 and 2011 was $0.8 million. Based on the carrying values at December 31, 2013 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2014 through 2018 and thereafter.

NOTE 9.	RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $13.6 million, $38.3 million and $30.3 million, during the years ended December 31, 2013, 2012 and 2011, respectively from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party. Amounts due to Sabre at December 31, 2013 and 2012 were zero and $1.0 million, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.	SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2013, 2012 and 2011, for the Company’s reportable segments is shown in the following tables:

Segment Data	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2013
Rental Revenues	$82,503	$102,101	$71,162	$—	$255,766
Rental Related Services Revenues	28,891	3,095	21,162	—	53,148
Sales and Other Revenues	21,267	29,668	1,616	17,855	70,406
Total Revenues	132,661	134,864	93,940	17,855	379,320
Depreciation of Rental Equipment	14,459	39,953	13,796	—	68,208
Gross Profit	50,423	63,331	51,076	3,996	168,826
Interest Expense (Income) Allocation	4,318	2,156	2,419	(206)	8,687
Income before Provision for Income Taxes	9,617	36,633	24,013	1,111	71,374
Rental Equipment Acquisitions	52,953	52,625	31,023	—	136,601
Accounts Receivable, net (period end)	37,163	27,328	21,915	1,244	87,650
Rental Equipment, at cost (period end)	592,391	267,772	284,005	—	1,144,168
Rental Equipment, net book value (period end)	415,366	109,988	241,656	—	767,010
Utilization (period end)[2]	70.7%	58.2%	57.7%
Average Utilization[2]	68.3%	62.7%	64.2%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2012
Rental Revenues	$79,518	$101,645	$67,281	$—	$248,444
Rental Related Services Revenues	25,775	3,673	17,472	—	46,920
Sales and Other Revenues	14,474	27,855	2,558	23,823	68,710
Total Revenues	119,767	133,173	87,311	23,823	364,074
Depreciation of Rental Equipment	13,942	38,174	11,703	—	63,819
Gross Profit	52,022	62,083	51,157	3,032	168,294
Interest Expense (Income) Allocation	4,547	2,384	2,350	(132)	9,149
Income (Loss) before Provision for Income Taxes	13,443	33,631	26,706	(913)	72,867
Rental Equipment Acquisitions	21,042	51,793	55,919	—	128,754
Accounts Receivable, net (period end)	39,066	24,654	24,323	4,213	92,256
Rental Equipment, at cost (period end)	551,101	266,934	254,810	—	1,072,845
Rental Equipment, net book value (period end)	384,813	107,999	226,041	—	718,853
Utilization (period end)[2]	66.7%	64.1%	67.5%
Average Utilization[2]	66.4%	65.8%	71.5%

2011
Rental Revenues	$79,969	$95,694	$59,243	$—	$234,906
Rental Related Services Revenues	24,063	3,133	12,290	—	39,486
Sales and Other Revenues	20,577	26,488	425	20,788	68,278
Total Revenues	124,609	125,315	71,958	20,788	342,670
Depreciation of Rental Equipment	13,780	38,039	8,368	—	60,187
Gross Profit	55,193	57,069	49,619	4,910	166,791
Interest Expense (Income) Allocation	4,036	2,124	1,659	(213)	7,606
Income before Provision for Income Taxes	19,026	29,024	31,262	1,746	81,058
Rental Equipment Acquisitions	33,824	55,302	68,628	—	157,754
Accounts Receivable, net (period end)	44,013	24,236	19,226	5,197	92,671
Rental Equipment, at cost (period end)	539,147	258,586	201,456	—	999,189
Rental Equipment, net book value (period end)	383,621	105,565	183,960	—	673,146
Utilization (period end)[2]	67.3%	67.1%	79.8%
Average Utilization[2]	67.1%	66.0%	86.2%
1	Gross Enviroplex sales revenues were $17,859, $24,240 and $20,844 in 2013, 2012 and 2011, respectively, which includes inter-segment sales to Mobile Modular of $4, $417 and $97, which have been eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2013, 2012 and 2011. Revenue from foreign country customers accounted for 7%, 9% and 8% of the Company’s revenues for the same periods, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2013 is summarized below:

(in thousands, except per share amounts)	2013
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$60,601	$63,043	$65,941	$66,181	$255,766
Total Revenues	88,713	87,133	108,860	94,614	379,320
Gross Profit	38,998	40,146	45,210	44,472	168,826
Income from Operations	17,360	18,354	22,827	21,520	80,061
Income Before Provision for Income Taxes	15,157	16,197	20,679	19,341	71,374
Net Income	9,215	9,848	12,573	11,761	43,397
Earnings Per Share:
Basic	$0.37	$0.39	$0.49	$0.46	$1.71
Diluted	$0.36	$0.38	$0.48	$0.45	$1.67
Dividends Declared Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
Shares Used in Per Share Calculations:
Basic	25,003	25,354	25,649	25,717	25,433
Diluted	25,435	25,818	26,095	26,211	25,926
Balance Sheet Data
Rental Equipment, net	$726,100	$737,636	$753,810	$767,010	$767,010
Total Assets	967,131	985,262	1,009,435	1,019,557	1,019,557
Notes Payable	281,251	278,875	280,902	290,003	290,003
Shareholders’ Equity	372,864	387,779	395,694	401,030	401,030

	2012
	First	Second	Third	Fourth	Year
Operations Data
Rental Revenues	$59,520	$60,389	$63,418	$65,117	$248,444
Total Revenues	78,929	83,765	99,430	101,950	364,074
Gross Profit	39,835	40,780	43,640	44,039	168,294
Income from Operations	18,474	19,617	22,792	21,133	82,016
Income Before Provision for Income Taxes	16,301	17,235	20,480	18,851	72,867
Net Income	9,911	10,479	12,451	11,936	44,777
Earnings Per Share:
Basic	$0.40	$0.42	$0.50	$0.48	$1.80
Diluted	$0.39	$0.42	$0.50	$0.47	$1.78
Dividends Declared Per Share	$0.235	$0.235	$0.235	$0.235	$0.940
Shares Used in Per Share Calculations:
Basic	24,639	24,765	24,785	24,847	24,759
Diluted	25,183	25,149	25,106	25,216	25,156
Balance Sheet Data
Rental Equipment, net	$693,577	$710,918	$719,636	$718,853	$718,853
Total Assets	934,282	963,649	988,254	972,446	972,446
Notes Payable	292,118	308,000	314,193	302,000	302,000
Shareholders’ Equity	341,853	347,500	355,758	364,738	364,738

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2013, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 58.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be held on June 11, 2014, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be held on June 11, 2014, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be held on June 11, 2014, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be held on June 11, 2014, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be held on June 11, 2014, which will be filed with the Securities and Exchange Commission no later than April 30, 2014.

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

Date: February 28, 2014	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures DENNIS C. KAKURES
Chief Executive Officer, President and Director
(Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 28, 2014

ELIZABETH A. FETTER	Director

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 28, 2014

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 28, 2014

/s/ Robert P. McGrath ROBERT P. McGRATH	Chairman Emeritus	February 28, 2014

/s/ M. Richard Smith M. RICHARD SMITH	Director	February 28, 2014

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 28, 2014

/s/ Ronald H. Zech RONALD H. ZECH	Chairman of the Board	February 28, 2014

Number	Description	Method of Filing
3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.
3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.
3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on July 26, 2010.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010(filed November 1, 2010), and incorporated herein by reference.
4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.
4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.
4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009), and incorporated herein by reference.
4.2	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.2	Amendment and Waiver to Credit Agreement dated March 11, 2011, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lenders and L/C Issuers, and the Other Lenders Party Thereto.	Filed as exhibit 10.7 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2011 (filed May 5, 2011), and incorporated herein by reference.
4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.
4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008), and incorporated herein by reference.
4.4	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., dated April 21, 2011.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2011), and incorporated herein by reference.

Number	Description	Method of Filing
4.5	Amended and Restated Credit Agreement dated as of June 15, 2012 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto. (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.5.1	Guaranty dated as of June 15, 2012 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders. (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.6	$10,000,000 committed Credit Facility Letter Agreement between the Company and Union Bank, N.A., dated as of June 15, 2012. (Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.6.1	$10,000,000 Credit Line Note, dated June 15, 2012, in favor of Union Bank, N.A. (Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.	Filed as exhibit 4.3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.
10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.
10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.
10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.
10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.
10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

Number	Description	Method of Filing
21.1	List of Subsidiaries.	Filed herewith.
23	Written Consent of Grant Thornton LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.