Form 10-Q
period 2014-03-31
MCGRATH RENTCORP
filed 2014-04-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 29, 2014, 25,873,476 shares of Registrant’s Common Stock were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (“the Company”) as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 28, 2014. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Jose, California
April 30, 2014

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
REVENUES
Rental	$62,430	$60,601
Rental Related Services	13,512	10,845

Rental Operations	75,942	71,446
Sales	11,038	16,765
Other	492	502

Total Revenues	87,472	88,713

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	17,897	16,602
Rental Related Services	10,307	8,922
Other	13,550	12,357

Total Direct Costs of Rental Operations	41,754	37,881
Costs of Sales	7,168	11,834

Total Costs of Revenues	48,922	49,715

Gross Profit	38,550	38,998
Selling and Administrative Expenses	23,411	21,638

Income from Operations	15,139	17,360
Interest Expense	2,203	2,203

Income Before Provision for Income Taxes	12,936	15,157
Provision for Income Taxes	5,065	5,942

Net Income	$7,871	$9,215

Earnings Per Share:
Basic	$0.31	$0.37
Diluted	$0.30	$0.36

Shares Used in Per Share Calculation:
Basic	25,789	25,003
Diluted	26,230	25,435

Cash Dividends Declared Per Share	$0.245	$0.240

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Net Income	$7,871	$9,215
Other Comprehensive Loss:
Foreign Currency Translation Adjustment, net of Tax Provision of $6 in 2014	28	—

Comprehensive Income	$7,899	$9,215

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands)	2014	2013

ASSETS
Cash	$1,211	$1,630
Accounts Receivable, net of allowance for doubtful accounts of $2,022 in 2014 and $2,007 in 2013	83,071	87,650

Rental Equipment, at cost:
Relocatable Modular Buildings	607,616	592,391
Electronic Test Equipment	263,545	267,772
Liquid and Solid Containment Tanks and Boxes	288,641	284,005

	1,159,802	1,144,168
Less Accumulated Depreciation	(383,927)	(377,158)

Rental Equipment, net	775,875	767,010

Property, Plant and Equipment, net	106,169	105,187
Prepaid Expenses and Other Assets	17,131	19,718
Intangible Assets, net	10,456	10,662
Goodwill	27,700	27,700

Total Assets	$1,021,613	$1,019,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$288,081	$290,003
Accounts Payable and Accrued Liabilities	64,963	63,318
Deferred Income	21,688	24,003
Deferred Income Taxes, net	245,318	241,203

Total Liabilities	620,050	618,527

Shareholders’ Equity:
Common Stock, no par value –
Authorized – 40,000 shares
Issued and Outstanding – 25,873 shares in 2014 and 25,757 shares in 2013	102,050	103,023
Retained Earnings Accumulated Other Comprehensive Loss	299,516 (3)	298,038 (31)

Total Shareholders’ Equity	401,563	401,030

Total Liabilities and Shareholders’ Equity	$1,021,613	$1,019,557

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,871		$9,215
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19,932		18,808
Provision for Doubtful Accounts	456		696
Non-Cash Share-Based Compensation	955		1,126
Gain on Sale of Used Rental Equipment	(2,500)		(3,334)
Change In:
Accounts Receivable	4,123		4,534
Prepaid Expenses and Other Assets	2,587		5,528
Accounts Payable and Accrued Liabilities	2,828		7,872
Deferred Income	(2,315)		(6,282)
Deferred Income Taxes	4,115		3,457

Net Cash Provided by Operating Activities	38,052		41,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(31,759)		(25,151)
Purchase of Property, Plant and Equipment	(2,812)		(1,553)
Proceeds from Sale of Used Rental Equipment	6,430		6,805

Net Cash Used in Investing Activities	(28,141)		(19,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments Under Bank Lines of Credit Borrowing Under Private Placement	(41,922 40,000)		(20,749 —)
Proceeds from the Exercise of Stock Options	76		3,964
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	508		715
Payment of Dividends Taxes Paid Related to Net Share Settlement of Stock Awards	(6,489 (2,512	) )	(6,060 (742	) )

Net Cash Used in Financing Activities	(10,339)		(22,872)

Effect of Exchange Rate Changes on Cash	9		—

Net Decrease in Cash	(419)		(1,151)
Cash Balance, beginning of period	1,630		1,612

Cash Balance, end of period	$1,211		$461

Interest Paid, during the period	$1,157		$1,276

Net Income Taxes Paid, during the period	$339		$1,519

Dividends Accrued During the Period, not yet paid	$6,387		$6,133

Rental Equipment Acquisitions, not yet paid	$7,464		$6,660

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2014 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 28, 2014 for the year ended December 31, 2013 (the “2013 Annual Report”).

In order to conform to current year presentation, certain amounts on the Consolidated Condensed Statements of Cash Flows were reclassified from Proceeds from the Exercise of Stock Options to Taxes Paid Related to Net Share Settlement of Stock Awards. This reclassification had no impact on net income, earnings per share or operating cash flows.

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

	Three Months Ended March 31,
(in thousands)	2014	2013
Weighted-average number of shares of common stock for calculating basic earnings per share	25,789	25,003
Effect of potentially dilutive securities from equity-based compensation	441	432

Weighted-average number of shares of common stock for calculating diluted earnings per share	26,230	25,435

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2014	2013
Options to purchase shares of common stock	9	569

NOTE 3. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $4.0 million during the three months ended March 31, 2013 from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party. Amounts due to Sabre at March 31, 2013 were $2.1 million. There were no related party transactions in the three months ended March 31, 2014, or amounts owed to related parties at such date.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	March 31, 2014	December 31, 2013
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,100	9,100

		14,800	14,800
Less Accumulated Amortization		(4,344)	(4,138)

		$10,456	$10,662

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2013. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at March 31, 2014 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.6 million for the remainder of fiscal year 2014 and $0.8 million in each of the fiscal years 2015 through 2019.

NOTE 5. NOTE PURCHASE AND PRIVATE SHELF AGREEMENT

On March 17, 2014, the Company entered into an Amendment to the Note Purchase and Private Shelf Agreement (“Amendment”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively with PIM, the “Purchasers”). The Amendment amended certain terms of the Note Purchase and Private Shelf Agreement, dated April 21, 2011 between the Company and the Purchasers (the “Agreement”). Pursuant to the Amendment, among other things, the issuance period for the senior notes (the “Shelf Notes”) to be issued and sold pursuant to the Agreement is extended until the earlier of March 17, 2017 or the termination of the issuance and sale of the Shelf Notes upon the 30 days’ prior notice of either PIM or the Company.

On March 17, 2014, the Company also issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Notes”) pursuant to the terms of the Agreement, as amended. The Notes are an unsecured obligation of the Company. The Notes bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Notes will be used for working capital and other general corporate purposes.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2014 and 2013 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2014
Rental Revenues	$21,533	$23,760	$17,137	$—	$62,430
Rental Related Services Revenues	7,317	722	5,473	—	13,512
Sales and Other Revenues	4,790	5,071	564	1,105	11,530
Total Revenues	33,640	29,553	23,174	1,105	87,472
Depreciation of Rental Equipment	3,831	10,391	3,675	—	17,897
Gross Profit	12,704	12,987	12,440	419	38,550
Selling and Administrative Expenses	9,740	6,037	6,896	738	23,411
Income (Loss) from Operations	2,964	6,950	5,544	(319)	15,139
Interest Expense (Income) Allocation	1,103	523	623	(46)	2,203
Income (Loss) before Provision for Income Taxes	1,861	6,427	4,921	(273)	12,936
Rental Equipment Acquisitions	16,825	8,375	5,195	—	30,395
Accounts Receivable, net (period end)	36,512	23,731	21,430	1,398	83,071
Rental Equipment, at cost (period end)	607,616	263,545	288,641	—	1,159,802
Rental Equipment, net book value (period end)	426,983	106,164	242,728	—	775,875
Utilization (period end) [2]	69.4%	56.4%	64.5%
Average Utilization [2]	69.9%	56.8%	61.0%

2013
Rental Revenues	$19,329	$24,841	$16,431	$—	$60,601
Rental Related Services Revenues	5,914	666	4,265	—	10,845
Sales and Other Revenues	3,748	7,207	119	6,193	17,267
Total Revenues	28,991	32,714	20,815	6,193	88,713
Depreciation of Rental Equipment	3,518	9,816	3,268	—	16,602
Gross Profit (Loss)	11,662	15,594	11,143	599	38,998
Selling and Administrative Expenses	8,800	6,094	5,992	752	21,638
Income (Loss) from Operations	2,862	9,500	5,151	(153)	17,360
Interest Expense (Income) Allocation	1,093	557	609	(56)	2,203
Income (Loss) before Provision for Income Taxes	1,769	8,943	4,542	(97)	15,157
Rental Equipment Acquisitions	8,490	12,198	6,754	—	27,442
Accounts Receivable, net (period end)	36,259	25,627	22,049	3,091	87,026
Rental Equipment, at cost (period end)	558,471	267,411	261,483	—	1,087,365
Rental Equipment, net book value (period end)	388,960	107,683	229,457	—	726,100
Utilization (period end) [2]	66.1%	63.3%	63.5%
Average Utilization [2]	66.4%	63.8%	64.7%

1.	Gross Enviroplex sales revenues were $1,105 and $6,193 for the three months ended March 31, 2014 and 2013, respectively. There were no inter-segment sales to Mobile Modular in these periods, which required elimination.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2014 and 2013. Revenues from foreign country customers accounted for 6% and 5%, respectively, of the Company’s total revenues for the same periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II – Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014 (the “2013 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I – Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2013 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 5% of the Company’s total revenues in the three months ended March 31, 2014. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2014, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 14%, 50%, 38% and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 12%, 59%, 30% and negative 1% for the same period in 2013. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2013 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 87% and 81% of consolidated revenues in the three months ended March 31, 2014 and 2013, respectively. Of the total rental operations revenues for the three months ended March 31, 2014, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 38%, 32% and 30%, respectively, compared to 35%, 36% and 29%, respectively, in the same period of 2013. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2014 and 2013, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 13% and 19%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2014 and 2013, Mobile Modular and Enviroplex together comprised 51% and 58%, respectively, and TRS-RenTelco comprised 44% and 42%, respectively. Adler Tanks sales and other revenues for the three months ended March 31, 2014 and 2013 were 5% and 0% of the Company’s total sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Net Income	$7,871	$9,215	$42,053	$44,081
Provision for Income Taxes	5,065	5,942	27,100	27,642
Interest	2,203	2,203	8,687	9,179

Income from Operations	15,139	17,360	77,840	80,902
Depreciation and Amortization	19,932	18,808	77,973	73,768
Non-Cash Share-Based Compensation	955	1,126	3,509	3,972

Adjusted EBITDA [1]	$36,026	$37,294	$159,322	$158,642

Adjusted EBITDA Margin [2]	41%	42%	42%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Adjusted EBITDA [1]	$36,026	$37,294	$159,322	$158,642
Interest Paid	(1,157)	(1,276)	(8,695)	(9,312)
Net Income Taxes Paid	(339)	(1,519)	(9,894)	(6,162)
Gain on Sale of Rental Equipment	(2,500)	(3,334)	(12,257)	(12,650)
Change in Certain Assets and Liabilities:
Accounts Receivable, net	4,579	4,534	3,955	(3,586)
Prepaid Expenses and Other Assets	2,587	5,528	(3,152)	7,346
Accounts Payable and Other Liabilities	1,171	6,675	(251)	4,656
Deferred Income	(2,315)	(6,282)	1,046	(6,414)

Net Cash Provided by Operating Activities	$38,052	$41,620	$130,074	$132,520

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2014, the actual ratio was 3.94 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2014, the actual ratio was 1.81 to 1.

At March 31, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 27, 2014, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.245 per common share for the quarter ended March 31, 2014, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2014 Compared to

Three Months Ended March 31, 2013

Overview

Consolidated revenues for the three months ended March 31, 2014 decreased 1% to $87.5 million, from $88.7 million for the same period in 2013. Consolidated net income for the three months ended March 31, 2014 decreased 15% to $7.9 million, from $9.2 million for the same period in 2013. Earnings per diluted share for the three months ended March 31, 2014 decreased 17% to $0.30, from $0.36 for the same period in 2013.

For the three months ended March 31, 2014, on a consolidated basis:

•	Gross profit decreased $0.4 million, or 1%, to $38.6 million from $39.0 for the same period in 2013. TRS-RenTelco gross profit decreased $2.6 million, or 17%, due to lower gross profit on rental and sales revenues. Enviroplex gross profit decreased $0.2 million, primarily due to lower sales revenues. Mobile Modular gross profit increased $1.0 million, or 9%, due to higher gross profit on rental related services revenues and sales, partly offset by lower gross profit on rental revenues. Adler Tanks gross profit increased $1.3 million, or 12%, due to higher gross profit on rental and rental related services revenues.

•	Selling and administrative expenses increased 8% to $23.4 million from $21.6 million in the same period in 2013, primarily due to $1.6 million higher salaries and employee benefit costs.

•	Interest expense remained flat at $2.2 million, as 0.6% lower average debt levels was offset by higher net average interest rates of 3.01% in 2014 compared to 3.00% in 2013.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 14%, 50% and 38%, respectively, compared to 12%, 59% and 30%, respectively, for the comparable 2013 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 2% in 2014 compared to negative 1% in 2013.

•	Adjusted EBITDA decreased 3% to $36.0 million, compared to $37.3 million in 2013.

Mobile Modular

For the three months ended March 31, 2014, Mobile Modular’s total revenues increased $4.6 million to $33.6 million compared to the same period in 2013, primarily due to higher rental, rental related services and sales revenues. The revenue increase, partly offset by lower gross margin on rental revenues and higher selling and administrative expenses, resulted in a 5% increase in pre-tax income to $1.9 million for the three months ended March 31, 2014, from $1.8 million for the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/14 compared to Three Months Ended 3/31/13 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2014	2013	$	%

Revenues
Rental	$21,533	$19,329	$2,204	11%
Rental Related Services	7,317	5,914	1,403	24%

Rental Operations	28,850	25,243	3,607	14%
Sales	4,672	3,644	1,028	28%
Other	118	104	14	13%

Total Revenues	33,640	28,991	4,649	16%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,831	3,518	313	9%
Rental Related Services	5,335	4,745	590	12%
Other	8,473	6,367	2,106	33%

Total Direct Costs of Rental Operations	17,639	14,630	3,009	21%
Costs of Sales	3,297	2,699	598	22%

Total Costs of Revenues	20,936	17,329	3,607	21%

Gross Profit
Rental	9,229	9,444	(215)	-2%
Rental Related Services	1,982	1,169	813	70%

Rental Operations	11,211	10,613	598	6%
Sales	1,375	945	430	46%
Other	118	104	14	13%

Total Gross Profit	12,704	11,662	1,042	9%
Selling and Administrative Expenses	9,740	8,800	940	11%

Income from Operations	2,964	2,862	102	4%
Interest Expense Allocation	1,103	1,093	10	1%

Pre-tax Income	$1,861	$1,769	$92	5%

Other Information
Average Rental Equipment [1]	$570,371	$535,139	$35,232	7%
Average Rental Equipment on Rent	$398,968	$355,544	$43,424	12%
Average Monthly Total Yield [2]	1.26%	1.20%		5%
Average Utilization [3]	69.9%	66.4%		5%
Average Monthly Rental Rate [4]	1.80%	1.81%		-1%
Period End Rental Equipment [1]	$577,700	$536,744	$40,956	8%
Period End Utilization [3]	69.4%	66.1%		5%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2014 increased 9%, to $12.7 million from $11.7 million for the same period in 2013. For the three months ended March 31, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $2.2 million, or 11%, primarily due to 12% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates in 2014 as compared to 2013. As a percentage of rental revenues, depreciation was 18% in 2014 and 2013, and other direct costs were 39% in 2014 compared to 33% in 2013, which resulted in gross margin percentages of 43% in 2014 and 49% in 2013. The higher rental revenues, partly offset by lower rental margin resulted in gross profit on rental revenues decreasing 2% to $9.2 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.4 million, or 24%, compared to 2013. Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, higher delivery and return delivery revenues at Mobile Modular Portable Storage and repair revenues. The higher revenues and higher gross margin percentage of 27% in 2014 compared to 20% in 2013 resulted in rental related services gross profit increasing by 70% to $2.0 million in 2014 from $1.2 million in 2013.

•	Gross Profit on Sales – Sales revenues increased $1.0 million, or 28%, primarily due to higher used equipment sales, compared to 2013. Higher sales revenues, and higher gross margins of 30% compared to 20% in 2013, resulted in gross profit on sales increasing 46% to $1.4 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2014, selling and administrative expenses increased 11% to $9.7 million from $8.8 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For the three months ended March 31, 2014, TRS-RenTelco’s total revenues decreased $3.2 million, or 10%, to $29.6 million compared to the same period in 2013, primarily due to lower sales and rental revenues. Pre-tax income decreased 28% to $6.4 million for the three months ended March 31, 2014 from $8.9 million for the same period in 2013, primarily due to lower gross profit on sales and rental revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/14 compared to Three Months Ended 3/31/13 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2014	2013	$	%
Revenues
Rental	$23,760	$24,841	$(1,081)	-4%
Rental Related Services	722	666	56	8%

Rental Operations	24,482	25,507	(1,025)	-4%
Sales	4,735	6,842	(2,107)	-31%
Other	336	365	(29)	-8%

Total Revenues	29,553	32,714	(3,161)	-10%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,391	9,816	575	6%
Rental Related Services	628	624	4	1%
Other	2,810	3,225	(415)	-13%

Total Direct Costs of Rental Operations	13,829	13,665	164	1%
Costs of Sales	2,737	3,455	(718)	-21%

Total Costs of Revenues	16,566	17,120	(554)	-3%

Gross Profit
Rental	10,559	11,800	(1,241)	-11%
Rental Related Services	94	42	52	124%

Rental Operations	10,653	11,842	(1,189)	-10%
Sales	1,998	3,387	(1,389)	-41%
Other	336	365	(29)	-8%

Total Gross Profit	12,987	15,594	(2,607)	-17%
Selling and Administrative Expenses	6,037	6,094	(57)	-1%

Income from Operations	6,950	9,500	(2,550)	-27%
Interest Expense Allocation	523	557	(34)	-6%

Pre-tax Income	$6,427	$8,943	$(2,516)	-28%

Other Information
Average Rental Equipment [1]	$266,926	$266,054	$872	0%
Average Rental Equipment on Rent	$151,719	$169,731	$(18,012)	-11%
Average Monthly Total Yield [2]	2.97%	3.11%		-5%
Average Utilization [3]	56.8%	63.8%		-11%
Average Monthly Rental Rate [4]	5.22%	4.88%		7%
Period End Rental Equipment [1]	$263,164	$266,246	$(3,082)	-1%
Period End Utilization [3]	56.4%	63.3%		-11%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2014 decreased 17% to $13.0 million from $15.6 million for the same period in 2013. For the three months ended March 31, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues decreased $1.1 million, or 4%, with depreciation expense increasing $0.6 million, or 6%, resulting in decreased gross profit on rental revenues of $1.2 million, or 11%, to $10.6 million. As a percentage of rental revenues, depreciation was 44% in 2014, compared to 40% in 2013 and other direct costs were 12% in 2014 and 13% in 2013, which resulted in gross margin percentage of 44% in 2014 and 48% in 2013. The rental revenues decrease was due to 11% lower average rental equipment on rent, partly offset by 7% higher average monthly rental rate in 2014 as compared to 2013.

•	Gross Profit on Sales – Sales revenues decreased 31% to $4.7 million in 2014, primarily due to lower used equipment sales. Gross margin percentage was 42% in 2014, compared to 50% in 2013, primarily due to lower gross margins on new and used equipment sales, resulting in gross profit on sales decreasing 41% to $2.0 million. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2014, selling and administrative expenses decreased 1%, to $6.0 million from $6.1 million in the same period in 2013.

Adler Tanks

For the three months ended March 31, 2014, Adler Tanks’ total revenues increased $2.4 million, or 11%, to $23.2 million compared to the same period in 2013, primarily due to higher rental and rental related services revenues. The revenue increase, together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a $0.4 million increase in pre-tax income to $4.9 million for the three months ended March 31, 2014, compared to the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/14 compared to Three Months Ended 3/31/13 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2014	2013	$	%

Revenues
Rental	$17,137	$16,431	$706	4%
Rental Related Services	5,473	4,265	1,208	28%

Rental Operations	22,610	20,696	1,914	9%
Sales	526	86	440	512%
Other	38	33	5	15%

Total Revenues	23,174	20,815	2,359	11%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,675	3,268	407	12%
Rental Related Services	4,344	3,553	791	22%
Other	2,267	2,765	(498)	-18%

Total Direct Costs of Rental Operations	10,286	9,586	700	7%
Costs of Sales	448	86	362	421%

Total Costs of Revenues	10,734	9,672	1,062	11%

Gross Profit
Rental	11,195	10,398	797	8%
Rental Related Services	1,129	712	417	59%

Rental Operations	12,324	11,110	1,214	11%
Sales	78	—	78	nm
Other	38	33	5	15%

Total Gross Profit	12,440	11,143	1,297	12%
Selling and Administrative Expenses	6,896	5,992	904	15%

Income from Operations	5,544	5,151	393	8%
Interest Expense Allocation	623	609	14	2%

Pre-tax Income	$4,921	$4,542	$379	8%

Other Information
Average Rental Equipment [1]	$280,483	$252,194	$28,289	11%
Average Rental Equipment on Rent	$171,051	$163,084	$7,967	5%
Average Monthly Total Yield [2]	2.04%	2.18%		-6%
Average Utilization [3]	61.0%	64.7%		-6%
Average Monthly Rental Rate [4]	3.34%	3.37%		-1%
Period End Rental Equipment [1]	$282,393	$256,064	$26,329	10%
Period End Utilization [3]	64.5%	63.5%		2%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Nm = Not meaningful

Adler Tanks’ gross profit for the three months ended March 31, 2014 increased 11% to $12.4 million from $11.1 million for the same period in 2013. For the three months ended March 31, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $0.7 million, or 4%, due to 5% higher average rental equipment on rent, partly offset by 1% lower average rental rates in 2014 as compared to 2013. As a percentage of rental revenues, depreciation was 21% and 20% in 2014 and 2013, respectively, and other direct costs were 13% in 2014 compared to 17% in 2013, which resulted in gross margin percentages of 65% in 2014 compared with 63% in 2013. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $0.8 million, or 8%, to $11.2 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 28%, compared to 2013. The higher revenues, together with higher gross margin percentage of 20% in 2014 compared to 17% in 2013 resulted in rental related services gross profit increasing 59% to $1.1 million in 2014.

For the three months ended March 31, 2014, selling and administrative expenses increased 15%, to $6.9 million from $6.0 million in the same period in 2013 primarily due to increased employee headcount, salaries and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2014 compared to the same period in 2013 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $38.1 million in 2014 compared to $41.6 million in 2013. The 9% decrease in net cash provided by operating activities was primarily attributable to a lower increase in accounts payable and accrued liabilities, a lower decrease in deferred income, lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $28.1 million in 2014, compared to $19.9 million in 2013. The $8.2 million increase was primarily due to $6.6 million higher purchases of rental equipment of $31.8 million in 2014, compared to $25.2 million in 2013 and $1.3 million higher purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $9.9 million in 2014, compared to $22.9 million in 2013. The $12.9 million change in net cash flows from financing activities was primarily due to $40.0 million borrowings under private placement, partly offset by $21.2 million higher net repayments on the Company’s bank lines of credit, $2.2 million higher taxes paid related to net share settlement of stock awards and $2.4 million lower proceeds and excess tax benefit from the exercise of stock options.

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

At March 31, 2014, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $148.1 million was outstanding, and had capacity to borrow up to an additional $281.9 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2014, the actual ratio was 3.94 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2014, the actual ratio was 1.81 to 1.

•	Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2014, such sum was $284.6 million and the actual Tangible Net Worth of the Company was $363.4 million.

At March 31, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.

On March 17, 2014, the Company entered into an Amendment to the Note Purchase Agreement (“Amendment”) with the Purchasers. The Amendment amended certain terms of the Note Purchase Agreement. Pursuant to the Amendment, among other things, the issuance period for the Shelf Notes to be issued and sold pursuant to the Note Purchase Agreement is extended until the earlier of March 17, 2017 or the termination of the issuance and sale of the Shelf Notes upon the 30 days’ prior notice of either PIM or the Company.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes will be used for working capital and other general corporate purposes.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2014, the actual ratio was 3.94 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2014, the actual ratio was 1.81 to 1.

•	Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At March 31, 2014, such sum was $284.6 million and the actual tangible net worth of the Company was $363.4 million.

At March 31, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the three months ended March 31, 2014 and 2013. As of March 31, 2014, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2013 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2013 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

At March 31, 2014, we had $38.2 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.5 million per year for each 1% increase in the average interest rate we pay, based on the $148.1 million balance of variable rate debt outstanding at March 31, 2014. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2014, 59% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Microlease, Continental Resources and TestEquity, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from these established entities and new entrants in the market. We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws (Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed March 3, 2014) and incorporated herein by reference).

10.1	Amendment, dated as of March 17, 2014, to the Note Purchase and Private Shelf Agreement dated as of April 21, 2011 among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 20, 2014) and incorporated herein by reference).

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2014	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer