Form 10-Q
period 2014-06-23
MCGRATH RENTCORP
filed 2014-07-31
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, 25,946,888 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP
San Jose, California
July 31, 2014

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

REVENUES
Rental	$65,809	$63,043	$128,239	$123,644
Rental Related Services	15,146	12,661	28,658	23,506

Rental Operations	80,955	75,704	156,897	147,150
Sales	14,170	10,906	25,208	27,671
Other	620	546	1,200	1,077

Total Revenues	95,745	87,156	183,305	175,898

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	17,924	16,626	35,821	33,228
Rental Related Services	11,366	9,391	21,673	18,313
Other	15,188	13,484	28,738	25,841

Total Direct Costs of Rental Operations	44,478	39,501	86,232	77,382
Costs of Sales	9,188	7,486	16,356	19,320

Total Costs of Revenues	53,666	46,987	102,588	96,702

Gross Profit	42,079	40,169	80,717	79,196
Selling and Administrative Expenses	23,840	21,792	47,251	43,430

Income from Operations	18,239	18,377	33,466	35,766
Other Income (Expense):
Interest Expense	(2,335)	(2,157)	(4,538)	(4,360)
Gain on Sale of Property, Plant and Equipment	812	—	812	—
Foreign Currency Exchange Gain (Loss)	78	(23)	(10)	(52)

Income Before Provision for Income Taxes	16,794	16,197	29,730	31,354
Provision for Income Taxes	6,589	6,349	11,654	12,291

Net Income	$10,205	$9,848	$18,076	$19,063

Earnings Per Share:
Basic	$0.39	$0.39	$0.70	$0.76
Diluted	$0.39	$0.38	$0.69	$0.74
Shares Used in Per Share Calculation:
Basic	25,912	25,354	25,851	25,180
Diluted	26,220	25,818	26,223	25,617

Cash Dividends Declared Per Share	$0.245	$0.240	$0.490	$0.480

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net Income	$10,205	$9,848	$18,076	$19,063
Other Comprehensive Loss:
Foreign Currency Translation Adjustment, net of Tax Effect of ($2) and $4, for the three and six months ended June 30, 2014, respectively	(9)	—	19	—

Comprehensive Income	$10,196	$9,848	$18,095	$19,063

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands)	2014	2013

ASSETS
Cash	$1,141	$1,630
Accounts Receivable, net of allowance for doubtful accounts of $2,027 in 2014 and $2,007 in 2013	89,084	87,650

Rental Equipment, at cost:
Relocatable Modular Buildings	626,457	592,391
Electronic Test Equipment	259,907	267,772
Liquid and Solid Containment Tanks and Boxes	298,248	284,005

	1,184,612	1,144,168
Less Accumulated Depreciation	(389,080)	(377,158)

Rental Equipment, net	795,532	767,010

Property, Plant and Equipment, net	105,853	105,187
Prepaid Expenses and Other Assets	22,005	19,718
Intangible Assets, net	10,449	10,662
Goodwill	27,700	27,700

Total Assets	$1,051,764	$1,019,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$307,000	$290,003
Accounts Payable and Accrued Liabilities	69,258	63,318
Deferred Income	26,083	24,003
Deferred Income Taxes, net	242,984	241,203

Total Liabilities	645,325	618,527

Shareholders’ Equity:
Common Stock, no par value -
Authorized - 40,000 shares
Issued and Outstanding - 25,947 shares in 2014 and 25,757 shares in 2013	103,104	103,023
Retained Earnings	303,343	298,038
Accumulated Other Comprehensive Loss	(8)	(31)

Total Shareholders’ Equity	406,439	401,030

Total Liabilities and Shareholders’ Equity	$1,051,764	$1,019,557

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,076	$19,063
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	39,982	37,645
Provision for Doubtful Accounts	1,014	911
Share-Based Compensation	1,984	2,255
Gain on Sale of Used Rental Equipment	(6,444)	(6,256)
Gain on Sale of Property, Plant and Equipment	(812)	—
Foreign Currency Loss	10	52
Change In:
Accounts Receivable	(2,448)	4,059
Prepaid Expenses and Other Assets	(2,287)	(168)
Accounts Payable and Accrued Liabilities	2,236	6,096
Deferred Income	2,080	(988)
Deferred Income Taxes	1,781	3,570

Net Cash Provided by Operating Activities	55,172	66,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(68,105)	(56,241)
Purchase of Property, Plant and Equipment	(6,101)	(4,156)
Proceeds from Sale of Used Rental Equipment	13,757	14,373
Proceeds from Sale of Property, Plant and Equipment	2,501	—

Net Cash Used in Investing Activities	(57,948)	(46,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments Under Bank Lines of Credit	(3,003)	(23,125)
Borrowing Under Series B Senior Notes	40,000	—
Principal Payment on Series A Senior Notes	(20,000)	—
Proceeds from the Exercise of Stock Options	302	13,494
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,173	1,398
Payment of Dividends	(12,833)	(12,109)
Taxes Paid Related to Net Share Settlement of Stock Awards	(3,378)	(778)

Net Cash Provided by (Used in) Financing Activities	2,261	(21,120)

Effect of Exchange Rate Changes on Cash	26	—

Net Decrease in Cash	(489)	(905)
Cash Balance, beginning of period	1,630	1,612

Cash Balance, end of period	$1,141	$707

Interest Paid, during the period	$4,198	$4,331

Net Income Taxes Paid, during the period	$8,526	$6,779

Dividends Accrued During the Period, not yet paid	$6,425	$6,327

Rental Equipment Acquisitions, not yet paid	$12,033	$3,887

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the six months ended June 30, 2014 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 28, 2014 for the year ended December 31, 2013 (the “2013 Annual Report”).

In order to conform to current year presentation, certain amounts on the Condensed Consolidated Statement of Income were reclassified from Other Revenues to Foreign Currency Exchange Gain (Loss) and on the Condensed Consolidated Statements of Cash Flows certain amounts were reclassified from Proceeds from the Exercise of Stock Options to Taxes Paid Related to Net Share Settlement of Stock Awards. These reclassifications had no impact on net income, earnings per share or operating cash flows.

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of this guidance is to establish the principles to report useful information to uses of financial statements about the nature, timing and uncertainty of revenue from contracts with customers. The guidance in the update is effective for the interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this accounting guidance on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Term of Award Provides That a Performance Target Could Be Achieved after the Requisite Service Period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance in the update is effective for the interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this accounting guidance to have a significant impact on its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Weighted-average number of shares of common stock for calculating basic earnings per share	25,912	25,354	25,851	25,180

Effect of potentially dilutive securities from equity-based compensation	308	464	372	437

Weighted-average number of shares of common stock for calculating diluted earnings per share	26,220	25,818	26,223	25,617

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Options to purchase shares of common stock	15	43	9	465

NOTE 4.	RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $5.5 million and $9.5 million during the three and six months ended June 30, 2013, respectively, from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when it was sold to an unrelated party. Amounts due to Sabre at June 30, 2013 were $0.4 million. There were no related party transactions in the six months ended June 30, 2014, or amounts owed to related parties at such date.

NOTE 5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	June 30, 2014	December 31, 2013
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,302	9,100

		15,002	14,800
Less Accumulated Amortization		(4,553)	(4,138)

		$10,449	$10,662

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

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at June 30, 2014 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.4 million for the remainder of fiscal year 2014 and $0.8 million in each of the fiscal years 2015 through 2019.

NOTE 6.	NOTE PURCHASE AND PRIVATE SHELF AGREEMENT

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

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2014 and 2013 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,

2014
Rental Revenues	$44,212	$48,184	$35,843	$—	$128,239
Rental Related Services Revenues	15,328	1,617	11,713	—	28,658
Sales and Other Revenues	11,415	11,977	769	2,247	26,408
Total Revenues	70,955	61,778	48,325	2,247	183,305
Depreciation of Rental Equipment	7,842	20,539	7,440	—	35,821
Gross Profit	25,774	28,138	26,060	745	80,717
Selling and Administrative Expenses	19,830	12,004	13,836	1,581	47,251
Income (Loss) from Operations	5,944	16,134	12,224	(836)	33,466
Interest Expense (Income) Allocation	2,290	1,053	1,284	(89)	4,538
Gain on Sale of Property, Plant and Equipment	341	276	195	—	812
Income (Loss) before Provision for Income Taxes	3,995	15,347	11,135	(747)	29,730
Rental Equipment Acquisitions	38,177	18,387	15,092	—	71,656
Accounts Receivable, net (period end)	42,947	22,500	21,057	2,580	89,084
Rental Equipment, at cost (period end)	626,457	259,907	298,248	—	1,184,612
Rental Equipment, net book value (period end)	443,086	103,816	248,630	—	795,532
Utilization (period end) [2]	71.6%	62.2%	61.5%
Average Utilization [2]	70.2%	58.3%	61.8%

2013
Rental Revenues	$39,288	$50,179	$34,177	$—	$123,644
Rental Related Services Revenues	12,491	1,412	9,603	—	23,506
Sales and Other Revenues	6,715	14,252	1,354	6,427	28,748
Total Revenues	58,494	65,843	45,134	6,427	175,898
Depreciation of Rental Equipment	7,089	19,474	6,665	—	33,228
Gross Profit	22,894	31,010	24,557	735	79,196
Selling and Administrative Expenses	17,371	12,400	12,097	1,562	43,430
Income (Loss) from Operations	5,523	18,610	12,460	(827)	35,766
Interest Expense (Income) Allocation	2,158	1,089	1,213	(100)	4,360
Income (Loss) before Provision for Income Taxes	3,365	17,469	11,247	(727)	31,354
Rental Equipment Acquisitions	21,521	22,655	15,853	—	60,029
Accounts Receivable, net (period end)	37,573	22,750	24,139	2,824	87,286
Rental Equipment, at cost (period end)	570,352	264,429	269,437	—	1,104,218
Rental Equipment, net book value (period end)	397,702	105,869	234,065	—	737,636
Utilization (period end) [2]	67.6%	63.3%	68.7%
Average Utilization [2]	66.7%	63.7%	65.5%

1.	Gross Enviroplex sales revenues were $3,323 and $6,430 for the six months ended June 30, 2014 and 2013, respectively, which includes inter-segment sales to Mobile Modular of $1,076 and $3, respectively, which have been eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2014 and 2013. Revenues from foreign country customers accounted for 6% and 8% of the Company’s total revenues, respectively, for the same periods.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 5% of the Company’s total revenues in the six months ended June 30, 2014. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2014, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 13%, 52%, 38% and negative 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 11%, 56%, 36% and negative 3% for the same period in 2013. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 86% and 84% of consolidated revenues in the six months ended June 30, 2014 and 2013, respectively. Of the total rental operations revenues for the six months ended June 30, 2014, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 38%, 32% and 30%, respectively, compared to 35%, 35% and 30%, respectively, in the same period of 2013. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of subrentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2014 and 2013, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 14% and 16%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2014 and 2013, Mobile Modular and Enviroplex together comprised 52% and 46%, respectively, and TRS-RenTelco comprised 45% and 50%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2014 and 2013 were 3% and 4%, respectively of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include non-cash share-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Net Income	$10,205	$9,848	$18,076	$19,063	$42,410	$43,450
Provision for Income Taxes	6,589	6,349	11,654	12,291	27,340	27,235
Interest	2,335	2,157	4,538	4,360	8,865	8,954
Depreciation and Amortization	20,050	18,837	39,982	37,645	79,186	74,782

EBITDA	39,179	37,191	74,250	73,359	157,801	154,421
Share-Based Compensation	1,029	1,129	1,984	2,255	3,409	4,018

Adjusted EBITDA [1]	$40,208	$38,320	$76,234	$75,614	$161,210	$158,439

Adjusted EBITDA Margin [2]	42%	44%	42%	43%	42%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Adjusted EBITDA [1]	$40,208	$38,320	$76,234	$75,614	$161,210	$158,439
Interest Paid	(3,041)	(3,055)	(4,198)	(4,331)	(8,680)	(8,822)
Net Income Taxes Paid	(8,187)	(5,260)	(8,526)	(6,779)	(12,821)	(9,405)
Gain on Sale of Used Rental Equipment	(3,944)	(2,922)	(6,444)	(6,256)	(13,279)	(12,677)
Gain on Sale of Property, Plant and Equipment	(812)	—	(812)	—	(812)	—
Foreign Currency Loss (Gain)	(78)	23	10	52	4	17
Change in Certain Assets and Liabilities:
Accounts Receivable, net	(6,013)	436	(1,434)	4,970	(1,798)	(1,174)
Prepaid Expenses and Other Assets	(4,874)	(5,696)	(2,287)	(168)	(2,330)	6,984
Accounts Payable and Other Liabilities	(534)	(2,475)	549	4,125	934	(3,236)
Deferred Income	4,395	5,294	2,080	(988)	147	(2,778)

Net Cash Provided by Operating Activities	$17,120	$24,665	$55,172	$66,239	$122,575	$127,348

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2014, the actual ratio was 3.94 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2014, the actual ratio was 1.90 to 1.

At June 30, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 11, 2014, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.245 per common share for the quarter ended June 30, 2014, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2014 Compared to

Three Months Ended June 30, 2013

Overview

Consolidated revenues for the three months ended June 30, 2014 increased 10% to $95.7 million, from $87.2 million for the same period in 2013. Consolidated net income for the three months ended June 30, 2014 increased 4% to $10.2 million, from $9.8 million for the same period in 2013. Earnings per diluted share for the three months ended June 30, 2014 increased 3% to $0.39 from $0.38 for the same period in 2013.

For the three months ended June 30, 2014, on a consolidated basis:

•	Gross profit increased 5%, to $42.1 million from $40.2 million for the same period in 2013. Mobile Modular gross profit increased $1.8 million, or 16%, due to higher gross profit on sales, rental and rental related revenues. Adler Tanks gross profit increased $0.2 million, or 2%, due to higher gross profit on rental revenues, partly offset by lower gross profit on sales and rental related services revenues. Enviroplex gross profit increased $0.2 million, primarily due to higher sales revenues. TRS-RenTelco gross profit decreased $0.3 million, or 2%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues.

•	Selling and administrative expenses increased 9% to $23.8 million from $21.8 million in the same period in 2013, primarily due to $1.8 million increased employee headcount, salaries and benefit costs and $0.3 million higher bad debt expense.

•	Interest expense increased 8% to $2.3 million from $2.2 million in the same period in 2013, due to 5% higher average debt levels of the Company and 3% higher net average interest rates of 3.10% in 2014 compared to 3.02% in 2013.

•	In 2014, other non-operating income included the Company’s sale of an excess property in June 2014 for net proceeds of $2.5 million resulting in a gain on sale of $0.8 million, which was allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. This property was previously used as one of the Company’s branch sales and inventory centers prior to the TRS acquisition in 2004. Since 2004, the property has not been used in support of rental operations.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 13%, 53% and 37%, respectively, compared to 10%, 53% and 41%, respectively, for the comparable 2013 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 3% in 2014 compared to a negative 4% in 2013.

•	Adjusted EBITDA increased $1.9 million, or 5%, to $40.2 million, compared to $38.3 million in 2013.

Mobile Modular

For the three months ended June 30, 2014, Mobile Modular’s total revenues increased $7.8 million, or 26%, to $37.3 million compared to the same period in 2013, primarily due to higher sales, rental and rental related services revenues. The revenue increase, together with the allocated gain on sale of the Company’s non-operating property, partly offset by higher other direct costs and selling and administrative expenses, resulted in a 34% increase in pre-tax income to $2.1 million for the three months ended June 30, 2014, from $1.6 million for the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/14 compared to Three Months Ended 6/30/13 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$22,679	$19,959	$2,720	14%
Rental Related Services	8,011	6,577	1,434	22%

Rental Operations	30,690	26,536	4,154	16%
Sales	6,489	2,839	3,650	129%
Other	136	128	8	6%

Total Revenues	37,315	29,503	7,812	26%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	4,011	3,571	440	12%
Rental Related Services	5,768	4,826	942	20%
Other	9,441	7,676	1,765	23%

Total Direct Costs of Rental Operations	19,220	16,073	3,147	20%
Costs of Sales	5,025	2,198	2,827	129%

Total Costs of Revenues	24,245	18,271	5,974	33%

Gross Profit
Rental	9,227	8,712	515	6%
Rental Related Services	2,243	1,751	492	28%

Rental Operations	11,470	10,463	1,007	10%
Sales	1,464	641	823	128%
Other	136	128	8	6%

Total Gross Profit	13,070	11,232	1,838	16%
Selling and Administrative Expenses	10,090	8,571	1,519	18%

Income from Operations	2,980	2,661	319	12%
Interest Expense Allocation	(1,187)	(1,065)	122	11%
Gain on Sale of Property, Plant and Equipment	341	—	341	nm

Pre-tax Income	$2,134	$1,596	$538	34%

Other Information
Average Rental Equipment [1]	$585,468	$540,805	$44,663	8%
Average Rental Equipment on Rent	$411,333	$361,153	$50,180	14%
Average Monthly Total Yield [2]	1.29%	1.23%		5%
Average Utilization [3]	70.3%	66.8%		5%
Average Monthly Rental Rate [4]	1.84%	1.84%		0%

Period End Rental Equipment [1]	$594,988	$546,278	$48,710	9%
Period End Utilization [3]	71.6%	67.6%		6%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Mobile Modular’s gross profit for the three months ended June 30, 2014 increased 16%, to $13.1 million from $11.2 million for the same period in 2013. For the three months ended June 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $2.7 million, or 14%, compared to 2013, primarily due to 14% higher average rental equipment on rent. Average monthly rental rates in 2014 and 2013 were flat at 1.84%. As a percentage of rental revenues, depreciation was 18% in 2014 and 2013, and other direct costs were 42% in 2014 compared to 38% in 2013, which resulted in gross margin percentages of 41% in 2014 and 44% in 2013. The higher rental revenues, partly offset by lower rental margin resulted in gross profit on rental revenues increasing $0.5 million, or 6%, to $9.2 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.4 million, or 22%, compared to 2013. Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, higher delivery and return delivery revenues at Mobile Modular Portable Storage and repair revenues. The higher revenues, together with higher gross margin percentage of 28% in 2014 compared to 27% in 2013, resulted in rental related services gross profit increasing $0.5 million to $2.2 million in 2014.

•	Gross Profit on Sales – Sales revenues increased $3.7 million, or 129%, compared to 2013, primarily due to higher new equipment sales. Gross profit on sales increased $0.8 million to $1.5 million with gross margin percentage flat at 23%, as higher margins on new equipment sales were offset by lower margins on used equipment sales in 2014. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2014, selling and administrative expenses increased 18%, to $10.1 million from $8.6 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For the three months ended June 30, 2014, TRS-RenTelco’s total revenues decreased $1.0 million, or 3%, to $32.1 million compared to the same period in 2013, primarily due to lower rental and sales revenues. Pre-tax income increased 5% to $8.9 million for the three months ended June 30, 2014 from $8.5 million for the same period in 2013, primarily due to higher gross profit on sales revenues, lower selling and administrative expenses and the allocated gain on sale of the Company’s non-operating property, partly offset by lower gross profit on rental revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/14 compared to Three Months Ended 6/30/13 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$24,424	$25,338	$(914)	-4%
Rental Related Services	895	746	149	20%

Rental Operations	25,319	26,084	(765)	-3%
Sales	6,374	6,634	(260)	-4%
Other	444	382	62	16%

Total Revenues	32,137	33,100	(963)	-3%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,148	9,658	490	5%
Rental Related Services	754	704	50	7%
Other	3,068	3,255	(187)	-6%

Total Direct Costs of Rental Operations	13,970	13,617	353	3%
Costs of Sales	3,104	4,096	(992)	-24%

Total Costs of Revenues	17,074	17,713	(639)	-4%

Gross Profit
Rental	11,208	12,425	(1,217)	-10%
Rental Related Services	141	42	99	nm

Rental Operations	11,349	12,467	(1,118)	-9%
Sales	3,270	2,538	732	29%
Other	444	382	62	16%

Total Gross Profit	15,063	15,387	(324)	-2%
Selling and Administrative Expenses	5,967	6,306	(339)	-5%

Income from Operations	9,096	9,081	15	0%
Interest Expense Allocation	(530)	(532)	(2)	0%
Gain on Sale of Property, Plant and Equipment	276	—	276	nm
Foreign Currency Exchange Gain (Loss)	78	(23)	101	nm

Pre-tax Income	$8,920	$8,526	$394	5%

Other Information
Average Rental Equipment [1]	$261,301	$264,472	$(3,171)	-1%
Average Rental Equipment on Rent	$155,118	$167,993	$(12,875)	-8%
Average Monthly Total Yield [2]	3.12%	3.19%		-2%
Average Utilization [3]	59.3%	63.5%		-7%
Average Monthly Rental Rate [4]	5.25%	5.03%		4%

Period End Rental Equipment [1]	$259,292	$264,110	$(4,818)	-2%
Period End Utilization [3]	62.2%	63.3%		-2%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2014 decreased 2% to $15.1 million from $15.4 million in 2013. For the three months ended June 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues decreased $0.9 million, or 4%, as compared to 2013, with depreciation expense increasing $0.5 million, or 5%, resulting in decreased gross profit on rental revenues of $1.2 million, or 10%, to $11.2 million as compared to 2013. As a percentage of rental revenues, depreciation was 42% in 2014 compared to 38% in 2013 and other direct costs were 13% in 2014 and 2013, which resulted in a gross margin percentage of 46% in 2014 compared to 49% in 2013. The rental revenues decrease was due to 8% lower average rental equipment on rent, partly offset by 4% higher average monthly rental rates in 2014 as compared to 2013.

•	Gross Profit on Sales – Sales revenues decreased 4% to $6.4 million in 2014. Gross profit on sales increased 29% to $3.3 million with gross margin percentage increasing to 51% from 38% in 2013, primarily due to higher margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2014, selling and administrative expenses decreased 5%, to $6.0 million from $6.3 million in the same period in 2013, primarily due to decreased marketing and administrative costs.

Adler Tanks

For the three months ended June 30, 2014, Adler Tanks’ total revenues increased $0.8 million, or 3%, to $25.2 million compared to the same period in 2013, due to higher rental and rental related services revenues. The revenue increase, together with the allocated gain on sale of the Company’s non-operating property, partly offset by higher selling and administrative expenses and lower gross margin on sales, resulted in a $0.5 million, or 7%, decrease in pre-tax income to $6.2 million for the three months ended June 30, 2014, compared to the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/14 compared to Three Months Ended 6/30/13 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$18,706	$17,746	$960	5%
Rental Related Services	6,240	5,338	902	17%

Rental Operations	24,946	23,084	1,862	8%
Sales	165	1,199	(1,034)	-86%
Other	40	36	4	11%

Total Revenues	25,151	24,319	832	3%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,765	3,397	368	11%
Rental Related Services	4,844	3,861	983	25%
Other	2,679	2,553	126	5%

Total Direct Costs of Rental Operations	11,288	9,811	1,477	15%
Costs of Sales	243	1,094	(851)	-78%

Total Costs of Revenues	11,531	10,905	626	6%

Gross Profit (Loss)
Rental	12,262	11,796	466	4%
Rental Related Services	1,396	1,477	(81)	-5%

Rental Operations	13,658	13,273	385	3%
Sales	(78)	105	(183)	-174%
Other	40	36	4	11%

Total Gross Profit	13,620	13,414	206	2%
Selling and Administrative Expenses	6,940	6,105	835	14%

Income from Operations	6,680	7,309	(629)	-9%
Interest Expense Allocation	(661)	(604)	57	9%
Gain on Sales of Property, Plant and Equipment	195	—	195	nm

Pre-tax Income	$6,214	$6,705	$(491)	-7%

Other Information
Average Rental Equipment [1]	$286,798	$260,346	$26,452	10%
Average Rental Equipment on Rent	$181,381	$171,383	$9,998	6%
Average Monthly Total Yield [2]	2.17%	2.27%		-4%
Average Utilization [3]	63.2%	65.8%		-4%
Average Monthly Rental Rate [4]	3.44%	3.45%		0%

Period End Rental Equipment [1]	$291,266	$264,039	$27,227	10%
Period End Utilization [3]	61.5%	68.7%		-10%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended June 30, 2014 increased 2% to $13.6 million from $13.4 million for the same period in 2013. For the three months ended June 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $1.0 million, or 5%, compared to 2013, due to 6% higher average rental equipment on rent. Average rental rates were flat in 2014 and 2013. As a percentage of rental revenues, depreciation was 20% and 19% in 2014 and 2013, respectively, and other direct costs were 14% in 2014 and 2013, which resulted in gross margin percentages of 66% and 67% in 2014 and 2013, respectively. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.5 million, or 4%, to $12.3 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $0.9 million, or 17%, compared to 2013. Lower gross margin percentage of 22% in 2014 compared to 28% in 2013, partly offset by higher rental related services revenues, resulted in rental related services gross profit decreasing 5% to $1.4 million in 2014.

For the three months ended June 30, 2014, selling and administrative expenses increased 14% to $6.9 million from $6.1 million in the same period in 2013, primarily due to increased bad debt expense, employee headcount, salaries and benefit costs.

Six Months Ended June 30, 2014 Compared to

Six Months Ended June 30, 2013

Overview

Consolidated revenues for the six months ended June 30, 2014 increased 4%, to $183.3 million from $175.9 million for the same period in 2013. Consolidated net income for the six months ended June 30, 2014 decreased 5% to $18.1 million, from $19.1 million for the same period in 2013. Earnings per diluted share for the six months ended June 30, 2014 decreased 7% to $0.69 from $0.74 for the same period in 2013.

For the six months ended June 30, 2014, on a consolidated basis:

•	Gross profit increased $1.6 million, or 2%, to $80.7 million from $79.1 million for the same period in 2013. Gross profit of Mobile Modular increased $2.9 million, or 13%, primarily due to higher gross profit on rental related services, sales and rental revenues. Adler Tanks gross profit increased $1.5 million, or 6%, primarily due to higher gross profit on rental and rental related services revenues. Enviroplex gross profit was flat at $0.7 million. TRS-RenTelco gross profit decreased $2.9 million, or 9%, primarily due to lower gross profit on rental and sales revenues.

•	Selling and administrative expenses increased 9% to $47.3 million from $43.4 million for the same period in 2013, primarily due to $3.3 million increased employee headcount, salaries and employee benefit costs.

•	Interest expense increased 4% to $4.5 million, due to 2% higher average debt levels of the Company and 2% higher net average interest rates of 3.06% in 2014 compared to 3.01% in 2013.

•	In 2014, other non-operating income included the Company’s sale of an excess property in June 2014 for net proceeds of $2.5 million resulting in a gain on sale of $0.8 million, which was allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. This property was previously used as one of the Company’s branch sales and inventory centers prior to the TRS acquisition in 2004. Since 2004, the property has not been used in support of rental operations.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 13%, 52% and 38%, respectively, compared to 11%, 56% and 36%, respectively, for the comparable 2013 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 3% in 2014 and 2013.

•	Adjusted EBITDA increased $0.6 million, or 0.8%, to $76.2 million compared to $75.6 million in 2013.

Mobile Modular

For the six months ended June 30, 2014, Mobile Modular’s total revenues increased $12.5 million, or 21%, to $71.0 million compared to the same period in 2013, primarily due to higher rental, rental related services and sales revenues during the period. The revenue increase, together with higher gross margin on rental related services and the allocated gain on sale of the Company’s non-operating property, partly offset by higher selling and administrative expenses, resulted in a 19% increase in pre-tax income to $4.0 million for the six months ended June 30, 2014, from $3.4 million for the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/14 compared to Six Months Ended 6/30/13 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$44,212	$39,288	$4,924	13%
Rental Related Services	15,328	12,491	2,837	23%

Rental Operations	59,540	51,779	7,761	15%
Sales	11,161	6,483	4,678	72%
Other	254	232	22	9%

Total Revenues	70,955	58,494	12,461	21%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	7,842	7,089	753	11%
Rental Related Services	11,103	9,571	1,532	16%
Other	17,914	14,043	3,871	28%

Total Direct Costs of Rental Operations	36,859	30,703	6,156	20%
Costs of Sales	8,322	4,897	3,425	70%

Total Costs of Revenues	45,181	35,600	9,581	27%

Gross Profit
Rental	18,456	18,156	300	2%
Rental Related Services	4,225	2,920	1,305	45%

Rental Operations	22,681	21,076	1,605	8%
Sales	2,839	1,586	1,253	79%
Other	254	232	22	9%

Total Gross Profit	25,774	22,894	2,880	13%
Selling and Administrative Expenses	19,830	17,371	2,459	14%

Income from Operations	5,944	5,523	421	8%
Interest Expense Allocation	(2,290)	(2,158)	132	6%
Gain on Sale of Property, Plant and Equipment	341	—	341	nm

Pre-tax Income	$3,995	$3,365	$630	19%

Other Information
Average Rental Equipment [1]	$577,951	$538,147	$39,804	7%
Average Rental Equipment on Rent	$405,731	$358,827	$46,904	13%
Average Monthly Total Yield [2]	1.27%	1.22%		4%
Average Utilization [3]	70.2%	66.7%		5%
Average Monthly Rental Rate [4]	1.82%	1.82%		0%

Period End Rental Equipment [1]	$594,988	$546,278	$48,710	9%
Period End Utilization [3]	71.6%	67.6%		6%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Mobile Modular’s gross profit for the six months ended June 30, 2014 increased $2.9 million, to $25.8 million from $22.9 million for the same period in 2013. For the six months ended June 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $4.9 million, primarily due to 13% higher average rental equipment on rent. Average monthly rental rates were flat at 1.82%. As a percentage of rental revenues, depreciation was 18% in 2014 and 2013 and other direct costs were 41% in 2014 and 36% in 2013, which resulted in gross margin percentage of 42% in 2014 and 46% in 2013. The higher rental revenues, partly offset by lower rental margins, resulted in gross profit on rental revenues increasing $0.3 million, or 2%, to $18.5 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $2.8 million, or 23%, compared to 2013. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, higher delivery and return delivery revenues at Mobile Modular Portable Storage and repair revenues. The higher revenues, together with higher gross margin percentage of 28% in 2014 compared to 23% in 2013, resulted in rental related services gross profit increasing 45% to $4.2 million from $2.9 million in 2013.

•	Gross Profit on Sales – Sales revenues increased $4.7 million, or 72%, compared to 2013, which resulted in sales gross profit increasing 79% to $2.8 million from $1.6 million in 2013. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2014, selling and administrative expenses increased $2.5 million, or 14%, to $19.8 million from $17.4 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For the six months ended June 30, 2014, TRS-RenTelco’s total revenues decreased $4.1 million, or 6%, to $61.8 million compared to the same period in 2013, due to lower sales and rental revenues, partly offset by higher rental related services revenues. Pre-tax income decreased 12%, to $15.3 million for the six months ended June 30, 2014 compared to $17.5 million for the same period in 2013, primarily due to lower gross profit on rental and sales revenues, partly offset by the allocated gain on sale of the Company’s non-operating property.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/14 compared to Six Months Ended 6/30/13 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$48,184	$50,179	$(1,995)	-4%
Rental Related Services	1,617	1,412	205	15%

Rental Operations	49,801	51,591	(1,790)	-3%
Sales	11,109	13,476	(2,367)	-18%
Other	868	776	92	11%

Total Revenues	61,778	65,843	(4,065)	-6%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	20,539	19,474	1,065	5%
Rental Related Services	1,382	1,328	54	4%
Other	5,878	6,480	(602)	-9%

Total Direct Costs of Rental Operations	27,799	27,282	517	2%
Costs of Sales	5,841	7,551	(1,710)	-23%

Total Costs of Revenues	33,640	34,833	(1,193)	-3%

Gross Profit
Rental	21,767	24,225	(2,458)	-10%
Rental Related Services	235	84	151	180%

Rental Operations	22,002	24,309	(2,307)	-9%
Sales	5,268	5,925	(657)	-11%
Other	868	776	92	11%

Total Gross Profit	28,138	31,010	(2,872)	-9%
Selling and Administrative Expenses	12,004	12,400	(396)	-3%

Income from Operations	16,134	18,610	(2,476)	-13%
Interest Expense Allocation	(1,053)	(1,089)	(36)	-3%
Gain on Sale of Property, Plant and Equipment	276	—	276	nm
Foreign Currency Exchange Loss	(10)	(52)	(42)	-81%

Pre-tax Income	$15,347	$17,469	$(2,122)	-12%

Other Information
Average Rental Equipment [1]	$264,249	$265,122	$(873)	0%
Average Rental Equipment on Rent	$154,140	$168,900	$(14,760)	-9%
Average Monthly Total Yield [2]	3.04%	3.15%		-3%
Average Utilization [3]	58.3%	63.7%		-8%
Average Monthly Rental Rate [4]	5.21%	4.95%		5%

Period End Rental Equipment [1]	$259,292	$264,110	$(4,818)	-2%
Period End Utilization [3]	62.2%	63.3%		-2%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2014 decreased 9% to $28.1 million from $31.0 million for the same period in 2013. For the six months ended June 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues decreased $2.0 million, or 4%, with depreciation expenses increasing $1.1 million, or 5%, and other direct costs decreasing $0.6 million, or 9%, to $5.9 million, resulting in decreased gross profit on rental revenues of $2.5 million, or 10%, to $21.8 million. As a percentage of rental revenues, depreciation was 43% and 39% in 2014 and 2013, respectively, and other direct costs were 12% and 13% in 2014 and 2013, respectively, which resulted in a gross margin percentage of 45% and 48% in 2014 and 2013, respectively. The rental revenues decrease was due to 9% lower average rental equipment on rent, partly offset by 5% higher average monthly rental rates compared to 2013.

•	Gross Profit on Sales – Sales revenues decreased $2.4 million, or 18%, to $11.1 million in 2014, compared to $13.5 million in 2013. Lower sales revenues, partly offset by higher gross margin percentage of 47% in 2014 compared to 44% in 2013, primarily due to higher gross margin on used equipment sales, resulted in gross profit on sales decreasing 11%, to $5.3 million from $5.9 million in 2013. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2014, selling and administrative expenses decreased $0.4 million, or 3%, to $12.0 million from $12.4 million in the same period in 2013, primarily due to decreased marketing and administrative costs.

Adler Tanks

For the six months ended June 30, 2014, Adler Tanks’ total revenues increased $3.2 million, or 7%, to $48.3 million compared to the same period in 2013, primarily due to higher rental related services and rental revenues during the period. The revenue increase, together with the allocated gain on sale of the Company’s non-operating property, partly offset by higher selling and administrative expenses, resulted in pre-tax income of $11.1 million for the six months ended June 30, 2014, a decrease of 1% compared to 2013.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/14 compared to Six Months Ended 6/30/13 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$35,843	$34,177	$1,666	5%
Rental Related Services	11,713	9,603	2,110	22%

Rental Operations	47,556	43,780	3,776	9%
Sales	691	1,285	(594)	-46%
Other	78	69	9	13%

Total Revenues	48,325	45,134	3,191	7%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	7,440	6,665	775	12%
Rental Related Services	9,188	7,414	1,774	24%
Other	4,946	5,318	(372)	-7%

Total Direct Costs of Rental Operations	21,574	19,397	2,177	11%
Costs of Sales	691	1,180	(489)	-41%

Total Costs of Revenues	22,265	20,577	1,688	8%

Gross Profit
Rental	23,457	22,194	1,263	6%
Rental Related Services	2,525	2,189	336	15%

Rental Operations	25,982	24,383	1,599	7%
Sales	—	105	(105)	-100%
Other	78	69	9	13%

Total Gross Profit	26,060	24,557	1,503	6%
Selling and Administrative Expenses	13,836	12,097	1,739	14%

Income from Operations	12,224	12,460	(236)	-2%
Interest Expense Allocation	(1,284)	(1,213)	71	6%
Gain on Sale of Property, Plant and Equipment	195	—	195	nm

Pre-tax Income	$11,135	$11,247	$(112)	-1%

Other Information
Average Rental Equipment [1]	$283,819	$256,300	$27,519	11%
Average Rental Equipment on Rent	$175,361	$167,892	$7,469	4%
Average Monthly Total Yield [2]	2.10%	2.23%		-6%
Average Utilization [3]	61.8%	65.5%		-6%
Average Monthly Rental Rate [4]	3.41%	3.40%		0%

Period End Rental Equipment [1]	$291,266	$264,039	$27,227	10%
Period End Utilization [3]	61.5%	68.7%		-10%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2014 increased 6% to $26.1 million from $24.6 million for the same period in 2013. For the six months ended June 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $1.7 million, or 5%, due to 4% higher average rental equipment on rent and 1% higher average rental rates in 2014 as compared to 2013. As a percentage of rental revenues, depreciation was 21% and 19% in 2014 and 2013, respectively, and other direct costs were 14% and 16%, respectively, in 2014 and 2013, which resulted in gross margin percentages of 65% in 2014 and 2013. The higher rental revenues and flat rental margins resulted in gross profit on rental revenues increasing $1.3 million, or 6%, to $23.5 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $2.1 million, or 22%, compared to 2013. The higher revenues, partly offset by lower gross margin percentage of 22% in 2014 compared to 23% in 2013, resulted in rental related services gross profit increasing $0.3 million, or 15%, to $2.5 million from $2.2 million in 2013.

For the six months ended June 30, 2014, selling and administrative expenses increased 14% to $13.8 million from $12.1 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2014 compared to the same period in 2013 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $55.2 million in 2014 compared to $66.2 million in 2013. The 17% decrease in net cash provided by operating activities was primarily attributable to a lower increase in accounts payable and accrued liabilities, increase in accounts receivable, lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $57.9 million in 2014, compared to $46.0 million in 2013. The increase was primarily due to $11.9 million higher purchases of rental equipment of $68.1 million in 2014, compared to $56.2 million in 2013.

Cash Flows from Financing Activities: Net cash provided by financing activities was $2.3 million in 2014, compared to net cash used in financing of $21.1 million in 2013. The $23.4 million change in net cash flows from financing activities was primarily due to $20.0 million net borrowings under the Company’s senior notes and $20.1 million lower net repayments on the Company’s bank lines of credit, partly offset by $13.2 million lower proceeds and excess tax benefit from the exercise of stock options and $2.6 million higher taxes paid related to net share settlement of stock awards.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from borrowings. Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from period to period depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

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

At June 30, 2014, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $187.0 million was outstanding, and had capacity to borrow up to an additional $243.0 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2014, the actual ratio was 3.94 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2014, the actual ratio was 1.90 to 1.

•	Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2014, such sum was $286.6 million and the actual Tangible Net Worth of the Company was $368.3 million.

At June 30, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. At June 30, 2014, the principal balance outstanding under the Series A Senior Notes was $80.0 million.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes will be used for working capital and other general corporate purposes. At June 30, 2014, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2014, the actual ratio was 3.94 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2014, the actual ratio was 1.90 to 1.

•	Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At June 30, 2014, such sum was $286.6 million and the actual tangible net worth of the Company was $368.3 million.

At June 30, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the six months ended June 30, 2014 and 2013. As of June 30, 2014, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our 2013 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2013 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2014, we had $38.1 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay, based on the $187.0 million balance of variable rate debt outstanding at June 30, 2014. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2014, 56% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws (Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed June 17, 2014) and incorporated herein by reference).

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2014	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer