Form 10-Q
period 2014-09-30
MCGRATH RENTCORP
filed 2014-10-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 28, 2014, 25,959,855 shares of Registrant’s Common Stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP
San Jose, California
October 29, 2014

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

REVENUES
Rental	$69,642	$65,941	$197,881	$189,585
Rental Related Services	17,871	15,858	46,529	39,364

Rental Operations	87,513	81,799	244,410	228,949
Sales	24,998	26,515	50,206	54,186
Other	514	525	1,714	1,602

Total Revenues	113,025	108,839	296,330	284,737

COSTS AND EXPENSES
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	18,298	17,233	54,119	50,461
Rental Related Services	13,506	11,278	35,179	29,591
Other	14,955	16,361	43,693	42,202

Total Direct Costs of Rental Operations	46,759	44,872	132,991	122,254
Costs of Sales	16,968	18,778	33,324	38,098

Total Costs of Revenues	63,727	63,650	166,315	160,352

Gross Profit	49,298	45,189	130,015	124,385
Selling and Administrative Expenses	24,200	22,383	71,451	65,813

Income from Operations	25,098	22,806	58,564	58,572
Other Income (Expense):
Interest Expense	(2,386)	(2,148)	(6,924)	(6,508)
Gain on Sale of Property, Plant and Equipment	—	—	812	—
Foreign Currency Exchange Gain (Loss)	(103)	21	(113)	(31)

Income Before Provision for Income Taxes	22,609	20,679	52,339	52,033
Provision for Income Taxes	8,863	8,106	20,517	20,397

Net Income	$13,746	$12,573	$31,822	$31,636

Earnings Per Share:
Basic	$0.53	$0.49	$1.23	$1.25
Diluted	$0.53	$0.48	$1.22	$1.23
Shares Used in Per Share Calculation:
Basic	25,953	25,649	25,885	25,338
Diluted	26,152	26,095	26,177	25,787

Cash Dividends Declared Per Share	$0.245	$0.240	$0.735	$0.720

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Net Income	$13,746	$12,573	$31,822	$31,636
Other Comprehensive Loss:
Foreign Currency Translation Adjustment, net of Tax Effect of $8 and $4, for the three and nine months ended September 30, 2014, respectively	(40)	—	(21)	—

Comprehensive Income	$13,706	$12,573	$31,801	$31,636

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	September 30, 2014	December 31, 2013

ASSETS
Cash	$774	$1,630
Accounts Receivable, net of allowance for doubtful accounts of $2,033 in 2014 and $2,007 in 2013	103,570	87,650

Rental Equipment, at cost:
Relocatable Modular Buildings	649,206	592,391
Electronic Test Equipment	263,712	267,772
Liquid and Solid Containment Tanks and Boxes	302,168	284,005

	1,215,086	1,144,168
Less Accumulated Depreciation	(397,188)	(377,158)

Rental Equipment, net	817,898	767,010

Property, Plant and Equipment, net	106,938	105,187
Prepaid Expenses and Other Assets	22,011	19,718
Intangible Assets, net	10,239	10,662
Goodwill	27,700	27,700

Total Assets	$1,089,130	$1,019,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$322,280	$290,003
Accounts Payable and Accrued Liabilities	75,058	63,318
Deferred Income	32,775	24,003
Deferred Income Taxes, net	244,498	241,203

Total Liabilities	674,611	618,527

Shareholders’ Equity:
Common Stock, no par value -
Authorized - 40,000 shares
Issued and Outstanding - 25,960 shares in 2014 and 25,757 shares in 2013	103,888	103,023
Retained Earnings	310,687	298,038
Accumulated Other Comprehensive Loss	(56)	(31)

Total Shareholders’ Equity	414,519	401,030

Total Liabilities and Shareholders’ Equity	$1,089,130	$1,019,557

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,822	$31,636
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	60,383	57,097
Provision for Doubtful Accounts	1,480	1,347
Share-Based Compensation	3,010	3,382
Gain on Sale of Used Rental Equipment	(10,777)	(9,928)
Gain on Sale of Property, Plant and Equipment	(812)	—
Foreign Currency Loss	113	31
Change In:
Accounts Receivable	(17,400)	(1,910)
Prepaid Expenses and Other Assets	(2,293)	(1,103)
Accounts Payable and Accrued Liabilities	7,370	8,824
Deferred Income	8,772	219
Deferred Income Taxes	3,295	10,321

Net Cash Provided by Operating Activities	84,963	99,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rental Equipment	(112,972)	(93,448)
Purchase of Property, Plant and Equipment	(9,078)	(7,962)
Proceeds from Sale of Used Rental Equipment	22,864	25,374
Proceeds from Sale of Property, Plant and Equipment	2,501	—

Net Cash Used in Investing Activities	(96,685)	(76,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) Under Bank Lines of Credit	12,277	(21,098)
Borrowing Under Series B Senior Notes	40,000	—
Principal Payment on Series A Senior Notes	(20,000)	—
Proceeds from the Exercise of Stock Options	318	14,197
Excess Tax Benefit from Exercise and Disqualifying Disposition of Stock Options	1,314	1,345
Payment of Dividends	(19,189)	(18,258)
Taxes Paid Related to Net Share Settlement of Stock Awards	(3,777)	(1,027)

Net Cash Provided by (Used in) Financing Activities	10,943	(24,841)

Effect of Exchange Rate Changes on Cash	(77)	—

Net Decrease in Cash	(856)	(961)
Cash Balance, beginning of period	1,630	1,612

Cash Balance, end of period	$774	$651

Interest Paid, during the period	$6,316	$5,607

Net Income Taxes Paid, during the period	$15,694	$7,930

Dividends Accrued During the Period, not yet paid	$6,471	$6,370

Rental Equipment Acquisitions, not yet paid	$12,655	$7,367

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2014 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 28, 2014 for the year ended December 31, 2013 (the “2013 Annual Report”).

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of this guidance is to establish the principles to report useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers. The guidance in the update is effective for the interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this accounting guidance on its condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern. This ASU is intended to define management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as going concern and provide related footnote disclosures. The amendments in this ASU will be effective for the Company in the fourth quarter of fiscal 2016, with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Weighted-average number of shares of common stock for calculating basic earnings per share	25,953	25,649	25,885	25,338

Effect of potentially dilutive securities from equity-based compensation	199	446	292	449

Weighted-average number of shares of common stock for calculating diluted earnings per share	26,152	26,095	26,177	25,787

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Options to purchase shares of common stock	9	—	9	41

NOTE 4. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $4.4 million and $13.6 million during the three and nine months ended September 30, 2013, respectively, from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when it was sold to an unrelated party. Amounts due to Sabre at September 30, 2013 were $0.4 million. There were no related party transactions in the nine months ended September 30, 2014, or amounts owed to related parties at such date.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	September 30, 2014	December 31, 2013
Trade Name	Indefinite	$5,700	$5,700
Customer Relationships	11	9,302	9,100

		15,002	14,800
Less Accumulated Amortization		(4,763)	(4,138)

		$10,239	$10,662

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

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at September 30, 2014 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2014 and $0.8 million in each of the fiscal years 2015 through 2019.

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

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2014 and 2013 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2014
Rental Revenues	$69,644	$73,665	$54,572	$—	$197,881
Rental Related Services Revenues	25,493	2,463	18,573	—	46,529
Sales and Other Revenues	22,057	18,369	893	10,601	51,920
Total Revenues	117,194	94,497	74,038	10,601	296,330
Depreciation of Rental Equipment	12,114	30,709	11,296	—	54,119
Gross Profit	43,296	43,916	39,779	3,024	130,015
Selling and Administrative Expenses	30,786	17,848	20,338	2,479	71,451
Income from Operations	12,510	26,068	19,441	545	58,564
Interest Expense (Income) Allocation	3,524	1,584	1,950	(134)	6,924
Gain on Sale of Property, Plant and Equipment	341	276	195	—	812
Income before Provision for Income Taxes	9,327	24,647	17,686	679	52,339
Rental Equipment Acquisitions	65,100	32,903	19,088	—	117,091
Accounts Receivable, net (period end)	55,525	22,228	21,190	4,627	103,570
Rental Equipment, at cost (period end)	649,206	263,712	302,168	—	1,215,086
Rental Equipment, net book value (period end)	462,722	106,460	248,716	—	817,898
Utilization (period end) [2]	74.2%	64.2%	65.1%
Average Utilization [2]	71.4%	59.6%	62.2%

2013
Rental Revenues	$60,367	$75,897	$53,321	$—	$189,585
Rental Related Services Revenues	21,009	2,285	16,070	—	39,364
Sales and Other Revenues	16,806	21,547	1,509	15,926	55,788
Total Revenues	98,182	99,729	70,900	15,926	284,737
Depreciation of Rental Equipment	10,740	29,538	10,183	—	50,461
Gross Profit	34,881	46,256	39,442	3,806	124,385
Selling and Administrative Expenses	26,809	18,123	18,475	2,406	65,813
Income from Operations	8,072	28,133	20,967	1,400	58,572
Interest Expense (Income) Allocation	3,238	1,619	1,799	(148)	6,508
Income before Provision for Income Taxes	4,834	26,483	19,168	1,548	52,033
Rental Equipment Acquisitions	36,463	40,444	24,504	—	101,411
Accounts Receivable, net (period end)	41,818	24,454	23,792	2,755	92,819
Rental Equipment, at cost (period end)	577,898	270,164	277,972	—	1,126,034
Rental Equipment, net book value (period end)	404,045	110,657	239,108	—	753,810
Utilization (period end) [2]	70.4%	62.3%	64.6%
Average Utilization [2]	67.6%	63.3%	65.7%

1.	Gross Enviroplex sales revenues were $12,133 and $15,930 for the nine months ended September 30, 2014 and 2013, respectively, which includes inter-segment sales to Mobile Modular of $1,532 and $4, respectively, which have been eliminated in consolidation.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2014 and 2013. Revenues from foreign country customers accounted for 4% and 6% of the Company’s total revenues, respectively, for the same periods.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented less than 5% of the Company’s total revenues in the nine months ended September 30, 2014. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2014, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 18%, 47%, 34% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 9%, 51%, 37% and 3% for the same period in 2013. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 82% and 80% of consolidated revenues in the nine months ended September 30, 2014 and 2013, respectively. Of the total rental operations revenues for the nine months ended September 30, 2014, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 39%, 31% and 30%, respectively, compared to 36%, 34% and 30%, respectively, in the same period of 2013. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2014 and 2013, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 18% and 20%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2014 and 2013, Mobile Modular and Enviroplex together comprised 63% and 60%, respectively, and TRS-RenTelco comprised 35% and 38%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2014 and 2013 were 2% of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include share-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Net Income	$13,746	$12,573	$31,822	$31,636	$43,583	$43,572
Provision for Income Taxes	8,863	8,106	20,517	20,397	28,097	27,312
Interest	2,386	2,148	6,924	6,508	9,103	8,790
Depreciation and Amortization	20,401	19,452	60,383	57,097	80,135	75,908

EBITDA	45,396	42,279	119,646	115,638	160,918	155,582
Share-Based Compensation	1,026	1,127	3,010	3,382	3,308	4,068

Adjusted EBITDA [1]	$46,422	$43,406	$122,656	$119,020	$164,226	$159,650

Adjusted EBITDA Margin [2]	41%	40%	41%	42%	42%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Adjusted EBITDA [1]	$46,422	$43,406	$122,656	$119,020	$164,226	$159,650
Interest Paid	(2,118)	(1,276)	(6,316)	(5,607)	(9,522)	(8,860)
Net Income Taxes Paid	(7,168)	(1,151)	(15,694)	(7,930)	(18,838)	(9,139)
Gain on Sale of Used Rental Equipment	(4,333)	(3,672)	(10,777)	(9,928)	(13,940)	(12,936)
Gain on Sale of Property, Plant and Equipment	—	—	(812)	—	(812)	—
Foreign Currency Loss (Gain)	103	(21)	113	31	271	36
Change in Certain Assets and Liabilities:
Accounts Receivable, net	(14,486)	(5,533)	(15,920)	(563)	(10,751)	7,399
Prepaid Expenses and Other Assets	(6)	(935)	(2,293)	(1,103)	(1,401)	7,288
Accounts Payable and Other Liabilities	4,685	1,652	5,234	5,777	3,824	351
Deferred Income	6,692	1,207	8,772	219	5,632	(8,499)

Net Cash Provided by Operating Activities	$29,791	$33,677	$84,963	$99,916	$118,689	$135,290

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2014, the actual ratio was 3.95 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2014, the actual ratio was 1.96 to 1.

At September 30, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 18, 2014, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.245 per common share for the quarter ended September 30, 2014, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2014 Compared to

Three Months Ended September 30, 2013

Overview

Consolidated revenues for the three months ended September 30, 2014 increased 4% to $113.0 million, from $108.8 million for the same period in 2013. Consolidated net income for the three months ended September 30, 2014 increased 9% to $13.7 million, from $12.6 million for the same period in 2013. Earnings per diluted share for the three months ended September 30, 2014 increased 10% to $0.53 from $0.48 for the same period in 2013.

For the three months ended September 30, 2014, on a consolidated basis:

•	Gross profit increased 9%, to $49.3 million from $45.2 million for the same period in 2013. Mobile Modular gross profit increased $5.5 million, or 46%, due to higher gross profit on rental, sales and rental related services revenues. TRS-RenTelco gross profit increased $0.5 million, or 3%, primarily due to higher gross profit on sales and rental revenues. Enviroplex gross profit decreased $0.8 million, primarily due to lower sales revenues. Adler Tanks gross profit decreased $1.2 million, or 8%, due to lower gross profit on rental and rental related services revenues.

•	Selling and administrative expenses increased 8% to $24.2 million from $22.4 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

•	Interest expense increased 11% to $2.4 million from $2.1 million in the same period in 2013, due to 13% higher average debt levels of the Company, partly offset by 2% lower net average interest rates of 2.99% in 2014 compared to 3.04% in 2013.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 24%, 41% and 29%, respectively, compared to 7%, 44% and 38%, respectively, for the comparable 2013 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 6% in 2014 compared to 11% in 2013.

•	Adjusted EBITDA increased $3.0 million, or 7%, to $46.4 million, compared to $43.4 million in 2013.

Mobile Modular

For the three months ended September 30, 2014, Mobile Modular’s total revenues increased $6.6 million, or 17%, to $46.2 million compared to the same period in 2013, primarily due to higher rental, rental related services and sales revenues. The revenue increase together with lower other direct costs, partly offset by higher selling and administrative expenses, resulted in a $3.9 million increase in pre-tax income to $5.3 million for the three months ended September 30, 2014, from the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/14 compared to Three Months Ended 9/30/13 (Unaudited)
(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$25,432	$21,079	$4,353	21%
Rental Related Services	10,165	8,518	1,647	19%

Rental Operations	35,597	29,597	6,000	20%
Sales	10,555	10,000	555	6%
Other	87	91	(4)	-4%

Total Revenues	46,239	39,688	6,551	17%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	4,272	3,651	621	17%
Rental Related Services	7,355	5,815	1,540	26%
Other	9,242	10,232	(990)	-10%

Total Direct Costs of Rental Operations	20,869	19,698	1,171	6%
Costs of Sales	7,848	8,003	(155)	-2%

Total Costs of Revenues	28,717	27,701	1,016	4%

Gross Profit
Rental	11,918	7,196	4,722	66%
Rental Related Services	2,810	2,703	107	4%

Rental Operations	14,728	9,899	4,829	49%
Sales	2,707	1,997	710	36%
Other	87	91	(4)	-4%

Total Gross Profit	17,522	11,987	5,535	46%
Selling and Administrative Expenses	10,956	9,438	1,518	16%

Income from Operations	6,566	2,549	4,017	158%
Interest Expense Allocation	(1,234)	(1,080)	154	14%

Pre-tax Income	$5,332	$1,469	$3,863	263%

Other Information
Average Rental Equipment [1]	$607,725	$549,398	$58,327	11%
Average Rental Equipment on Rent	$445,527	$379,595	$65,932	17%
Average Monthly Total Yield [2]	1.39%	1.28%		9%
Average Utilization [3]	73.3%	69.1%		6%
Average Monthly Rental Rate [4]	1.90%	1.85%		3%

Period End Rental Equipment [1]	$618,533	$554,804	$63,729	11%
Period End Utilization [3]	74.2%	70.4%		5%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended September 30, 2014 increased 46% to $17.5 million from $12.0 million for the same period in 2013. For the three months ended September 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $4.4 million, or 21%, compared to 2013, primarily due to 17% higher average rental equipment on rent and 3% higher average rental rates. As a percentage of rental revenues, depreciation was 17% in 2014 and 2013, and other direct costs were 36% in 2014 compared to 49% in 2013, which resulted in gross margin percentages of 47% in 2014 and 34% in 2013. The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $4.7 million, or 66%, to $11.9 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.6 million, or 19%, compared to 2013. Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, partly offset by lower gross margin percentage of 28% in 2014 compared to 32% in 2013, resulted in rental related services gross profit increasing $0.1 million to $2.8 million in 2014.

•	Gross Profit on Sales – Sales revenues increased $0.6 million, or 6%, compared to 2013, primarily due to higher new equipment sales. Gross profit on sales increased $0.7 million to $2.7 million with gross margin percentage of 26% compared with 20% in 2013, primarily due to higher margins on new and used equipment sales in 2014. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2014, selling and administrative expenses increased 16%, to $11.0 million from $9.4 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For the three months ended September 30, 2014, TRS-RenTelco’s total revenues decreased $1.2 million, or 3%, to $32.8 million compared to the same period in 2013, primarily due to lower sales and rental revenues. Pre-tax income increased 3% to $9.3 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to higher gross profit on sales and rental revenues, partly offset by higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/14 compared to Three Months Ended 9/30/13 (Unaudited)
(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$25,481	$25,718	$(237)	-1%
Rental Related Services	846	873	(27)	-3%

Rental Operations	26,327	26,591	(264)	-1%
Sales	5,965	6,894	(929)	-13%
Other	427	401	26	6%

Total Revenues	32,719	33,886	(1,167)	-3%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	10,170	10,064	106	1%
Rental Related Services	702	752	(50)	-7%
Other	3,078	3,592	(514)	-14%

Total Direct Costs of Rental Operations	13,950	14,408	(458)	-3%
Costs of Sales	2,991	4,232	(1,241)	-29%

Total Costs of Revenues	16,941	18,640	(1,699)	-9%

Gross Profit
Rental	12,233	12,062	171	1%
Rental Related Services	144	121	23	19%

Rental Operations	12,377	12,183	194	2%
Sales	2,974	2,662	312	12%
Other	427	401	26	6%

Total Gross Profit	15,778	15,246	532	3%
Selling and Administrative Expenses	5,844	5,723	121	2%

Income from Operations	9,934	9,523	411	4%
Interest Expense Allocation	(531)	(530)	1	0%
Foreign Currency Exchange Gain (Loss)	(103)	21	(124)	nm

Pre-tax Income	$9,300	$9,014	$286	3%

Other Information
Average Rental Equipment [1]	$261,077	$266,480	$(5,403)	-2%
Average Rental Equipment on Rent	$163,170	$166,468	$(3,298)	-2%
Average Monthly Total Yield [2]	3.25%	3.22%		1%
Average Utilization [3]	62.5%	62.5%		0%
Average Monthly Rental Rate [4]	5.20%	5.15%		1%

Period End Rental Equipment [1]	$262,413	$269,307	$(6,894)	-3%
Period End Utilization [3]	64.2%	62.3%		3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2014 increased 3% to $15.8 million from $15.2 million in 2013. For the three months ended September 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues decreased $0.2 million, or 1%, as compared to 2013, with depreciation expense increasing $0.1 million, or 1%, and other direct cost decreasing $0.5 million, or 14%, resulting in increased gross profit on rental revenues of $0.2 million, or 1%, to $12.2 million as compared to 2013. As a percentage of rental revenues, depreciation was 40% in 2014 compared to 39% in 2013 and other direct costs were 12% in 2014 compared to 14% in 2013, which resulted in a gross margin percentage of 48% in 2014 compared to 47% in 2013. The rental revenues decrease was due to 2% lower average rental equipment on rent, partly offset by 1% higher average monthly rental rates in 2014 as compared to 2013.

•	Gross Profit on Sales – Sales revenues decreased 13% to $6.0 million in 2014. Gross profit on sales increased 12% to $3.0 million, with gross margin percentage increasing to 50% from 39% in 2013, primarily due to higher margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2014, selling and administrative expenses increased 2%, to $5.8 million from $5.7 million in the same period in 2013.

Adler Tanks

For the three months ended September 30, 2014, Adler Tanks’ total revenues decreased $0.1 million to $25.7 million compared to the same period in 2013, due to lower rental revenues, partly offset by higher rental related services revenues. The revenue decrease, together with higher selling and administrative expenses and lower gross margin on rental and rental related services, resulted in a $1.4 million, or 17%, decrease in pre-tax income to $6.6 million for the three months ended September 30, 2014, compared to the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/14 compared to Three Months Ended 9/30/13 (Unaudited)
(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$18,729	$19,144	$(415)	-2%
Rental Related Services	6,860	6,467	393	6%

Rental Operations	25,589	25,611	(22)	0%
Sales	124	122	2	2%
Other	—	33	(33)	-100%

Total Revenues	25,713	25,766	(53)	0%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	3,856	3,518	338	10%
Rental Related Services	5,449	4,711	738	16%
Other	2,635	2,537	98	4%

Total Direct Costs of Rental Operations	11,940	10,766	1,174	11%
Costs of Sales	54	115	(61)	-53%

Total Costs of Revenues	11,994	10,881	1,113	10%

Gross Profit
Rental	12,238	13,089	(851)	-7%
Rental Related Services	1,411	1,756	(345)	-20%

Rental Operations	13,649	14,845	(1,196)	-8%
Sales	70	7	63	nm
Other	—	33	(33)	-100%

Total Gross Profit	13,719	14,885	(1,166)	-8%
Selling and Administrative Expenses	6,502	6,378	124	2%

Income from Operations	7,217	8,507	(1,290)	-15%
Interest Expense Allocation	(666)	(586)	80	14%

Pre-tax Income	$6,551	$7,921	$(1,370)	-17%

Other Information
Average Rental Equipment [1]	$294,125	$268,449	$25,676	10%
Average Rental Equipment on Rent	$184,310	$179,418	$4,892	3%
Average Monthly Total Yield [2]	2.12%	2.38%		-11%
Average Utilization [3]	62.7%	66.8%		-6%
Average Monthly Rental Rate [4]	3.39%	3.56%		-5%

Period End Rental Equipment [1]	$296,834	$272,952	$23,882	9%
Period End Utilization [3]	65.1%	64.6%		1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average cost of rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2014 decreased 8% to $13.7 million from $14.9 million for the same period in 2013. For the three months ended September 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues decreased $0.4 million, or 2%, compared to 2013, due to 5% lower average rental rates, partly offset by 3% higher rental equipment on rent. As a percentage of rental revenues, depreciation was 21% and 18% in 2014 and 2013, respectively, and other direct costs were 14% in 2014 and 13% in 2013, which resulted in gross margin percentages of 65% and 68% in 2014 and 2013, respectively. The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $0.9 million, or 7%, to $12.2 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 6%, compared to 2013. Lower gross margin percentage of 21% in 2014 compared to 27% in 2013, partly offset by higher rental related services revenues, resulted in rental related services gross profit decreasing 20% to $1.4 million in 2014.

For the three months ended September 30, 2014, selling and administrative expenses increased 2% to $6.5 million from $6.4 million in the same period in 2013.

Nine Months Ended September 30, 2014 Compared to

Nine Months Ended September 30, 2013

Overview

Consolidated revenues for the nine months ended September 30, 2014 increased 4%, to $296.3 million from $284.7 million for the same period in 2013. Consolidated net income for the nine months ended September 30, 2014 increased 1% to $31.8 million, from $31.6 million for the same period in 2013. Earnings per diluted share for the nine months ended September 30, 2014 decreased 1% to $1.22 from $1.23 for the same period in 2013.

For the nine months ended September 30, 2014, on a consolidated basis:

•	Gross profit increased $5.6 million, or 5%, to $130.0 million from $124.4 million for the same period in 2013. Gross profit of Mobile Modular increased $8.4 million, or 24%, primarily due to higher gross profit on rental, sales and rental related services revenues. Adler Tanks gross profit increased $0.3 million, or 1%, primarily due to higher gross profit on rental revenues. Enviroplex gross profit decreased $0.8 million, or 21% to $3.0 million. TRS-RenTelco gross profit decreased $2.3 million, or 5%, primarily due to lower gross profit on rental and sales revenues.

•	Selling and administrative expenses increased 9% to $71.5 million from $65.8 million for the same period in 2013, primarily due to increased employee headcount, salaries and employee benefit costs.

•	Interest expense increased 6% to $6.9 million, due to 6% higher average debt levels of the Company and 1% higher net average interest rates of 3.04% in 2014 compared to 3.02% in 2013.

•	In 2014, other non-operating income included the Company’s sale of an excess property in June 2014 for net proceeds of $2.5 million resulting in a gain on sale of $0.8 million, which was allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. This property was previously used as one of the Company’s branch sales and inventory centers prior to the TRS acquisition in 2004. Since 2004, the property has not been used in support of rental operations.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 18%, 47% and 34%, respectively, compared to 9%, 51% and 37%, respectively, for the comparable 2013 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 1% in 2014 compared to 3% in 2013.

•	Adjusted EBITDA increased $3.6 million, or 3.1%, to $122.7 million compared to $119.0 million in 2013.

Mobile Modular

For the nine months ended September 30, 2014, Mobile Modular’s total revenues increased $19.0 million, or 19%, to $117.2 million compared to the same period in 2013, primarily due to higher rental, sales and rental related services revenues during the period. The revenue increase, together with higher gross margin on rental and sales and the allocated gain on sale of the Company’s non-operating property, partly offset by higher selling and administrative expenses, resulted in a 93% increase in pre-tax income to $9.3 million for the nine months ended September 30, 2014, from $4.8 million for the same period in 2013.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/14 compared to Nine Months Ended 9/30/13 (Unaudited)
(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$69,644	$60,367	$9,277	15%
Rental Related Services	25,493	21,009	4,484	21%

Rental Operations	95,137	81,376	13,761	17%
Sales	21,716	16,483	5,233	32%
Other	341	323	18	6%

Total Revenues	117,194	98,182	19,012	19%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	12,114	10,740	1,374	13%
Rental Related Services	18,458	15,386	3,072	20%
Other	27,156	24,275	2,881	12%

Total Direct Costs of Rental Operations	57,728	50,401	7,327	15%
Costs of Sales	16,170	12,900	3,270	25%

Total Costs of Revenues	73,898	63,301	10,597	17%

Gross Profit
Rental	30,374	25,352	5,022	20%
Rental Related Services	7,035	5,623	1,412	25%

Rental Operations	37,409	30,975	6,434	21%
Sales	5,546	3,583	1,963	55%
Other	341	323	18	6%

Total Gross Profit	43,296	34,881	8,415	24%
Selling and Administrative Expenses	30,786	26,809	3,977	15%

Income from Operations	12,510	8,072	4,438	55%
Interest Expense Allocation	(3,524)	(3,238)	286	9%
Gain on Sale of Property, Plant and Equipment	341	—	341	nm

Pre-tax Income	$9,327	$4,834	$4,493	93%

Other Information
Average Rental Equipment [1]	$588,157	$541,835	$46,322	9%
Average Rental Equipment on Rent	$419,649	$366,108	$53,541	15%
Average Monthly Total Yield [2]	1.32%	1.24%		6%
Average Utilization [3]	71.4%	67.6%		6%
Average Monthly Rental Rate [4]	1.84%	1.83%		1%

Period End Rental Equipment [1]	$618,533	$554,804	$63,729	11%
Period End Utilization [3]	74.2%	70.4%		5%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Mobile Modular’s gross profit for the nine months ended September 30, 2014 increased $8.4 million, or 24%, to $43.3 million compared to the same period in 2013. For the nine months ended September 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues - Rental revenues increased $9.3 million, primarily due to 15% higher average rental equipment on rent and 1% higher average monthly rental rates of 1.84% in 2014 compared to 1.83% in 2013. As a percentage of rental revenues, depreciation was 17% in 2014 compared to 18% in 2013 and other direct costs were 39% in 2014 and 40% in 2013, which resulted in gross margin percentage of 44% in 2014 and 42% in 2013. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $5.0 million, or 20%, to $30.4 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $4.5 million, or 21%, compared to 2013. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, together with higher gross margin percentage of 28% in 2014 compared to 27% in 2013, resulted in rental related services gross profit increasing 25% to $7.0 million from $5.6 million in 2013.

•	Gross Profit on Sales – Sales revenues increased $5.2 million, or 32%, compared to 2013, which resulted in sales gross profit increasing 55% to $5.5 million from $3.6 million in 2013. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2014, selling and administrative expenses increased $4.0 million, or 15%, to $30.8 million from $26.8 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For the nine months ended September 30, 2014, TRS-RenTelco’s total revenues decreased $5.2 million, or 5%, to $94.5 million compared to the same period in 2013, due to lower sales and rental revenues, partly offset by higher rental related services revenues. Pre-tax income decreased 7%, to $24.6 million for the nine months ended September 30, 2014 compared to $26.5 million for the same period in 2013, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses and the allocated gain on sale of the Company’s non-operating property.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/14 compared to Nine Months Ended 9/30/13 (Unaudited)
(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$73,665	$75,897	$(2,232)	-3%
Rental Related Services	2,463	2,285	178	8%

Rental Operations	76,128	78,182	(2,054)	-3%
Sales	17,074	20,370	(3,296)	-16%
Other	1,295	1,177	118	10%

Total Revenues	94,497	99,729	(5,232)	-5%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	30,709	29,538	1,171	4%
Rental Related Services	2,084	2,080	4	0%
Other	8,956	10,072	(1,116)	-11%

Total Direct Costs of Rental Operations	41,749	41,690	59	0%
Costs of Sales	8,832	11,783	(2,951)	-25%

Total Costs of Revenues	50,581	53,473	(2,892)	-5%

Gross Profit
Rental	34,000	36,287	(2,287)	-6%
Rental Related Services	379	205	174	85%

Rental Operations	34,379	36,492	(2,113)	-6%
Sales	8,242	8,587	(345)	-4%
Other	1,295	1,177	118	10%

Total Gross Profit	43,916	46,256	(2,340)	-5%
Selling and Administrative Expenses	17,848	18,123	(275)	-2%

Income from Operations	26,068	28,133	(2,065)	-7%
Interest Expense Allocation	(1,584)	(1,619)	(35)	-2%
Gain on Sale of Property, Plant and Equipment	276	—	276	nm
Foreign Currency Exchange Loss	(113)	(31)	82	265%

Pre-tax Income	$24,647	$26,483	$(1,836)	-7%

Other Information
Average Rental Equipment [1]	$263,476	$265,767	$(2,291)	-1%
Average Rental Equipment on Rent	$157,027	$168,111	$(11,084)	-7%
Average Monthly Total Yield [2]	3.10%	3.17%		-2%
Average Utilization [3]	59.6%	63.3%		-6%
Average Monthly Rental Rate [4]	5.21%	5.02%		4%

Period End Rental Equipment [1]	$262,413	$269,307	$(6,894)	-3%
Period End Utilization [3]	64.2%	62.3%		3%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2014 decreased 5% to $43.9 million from $46.3 million for the same period in 2013. For the nine months ended September 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues decreased $2.2 million, or 3%, with depreciation expenses increasing $1.2 million, or 4%, and other direct costs decreasing $1.1 million, or 11%, to $9.0 million, resulting in decreased gross profit on rental revenues of $2.3 million, or 6%, to $34.0 million. As a percentage of rental revenues, depreciation was 42% and 39% in 2014 and 2013, respectively, and other direct costs were 12% and 13% in 2014 and 2013, respectively, which resulted in a gross margin percentage of 46% and 48% in 2014 and 2013, respectively. The rental revenues decrease was due to 7% lower average rental equipment on rent, partly offset by 4% higher average monthly rental rates compared to 2013.

•	Gross Profit on Sales – Sales revenues decreased $3.3 million, or 16%, to $17.1 million in 2014, compared to $20.4 million in 2013. Lower sales revenues, partly offset by higher gross margin percentage of 48% in 2014 compared to 42% in 2013, primarily due to higher gross margin on used equipment sales, resulted in gross profit on sales decreasing 4%, to $8.2 million from $8.6 million in 2013. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2014, selling and administrative expenses decreased $0.3 million, or 2%, to $17.8 million from $18.1 million in the same period in 2013, primarily due to decreased marketing and administrative costs.

Adler Tanks

For the nine months ended September 30, 2014, Adler Tanks’ total revenues increased $3.1 million, or 4%, to $74.0 million compared to the same period in 2013, primarily due to higher rental related services and rental revenues during the period. Higher selling and administrative expenses, partly offset by the revenue increase and the allocated gain on sale of the Company’s non-operating property, resulted in pre-tax income of $17.7 million for the nine months ended September 30, 2014, a decrease of 8% compared to 2013.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/14 compared to Nine Months Ended 9/30/13 (Unaudited)
(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$54,572	$53,321	$1,251	2%
Rental Related Services	18,573	16,070	2,503	16%

Rental Operations	73,145	69,391	3,754	5%
Sales	815	1,407	(592)	-42%
Other	78	102	(24)	-24%

Total Revenues	74,038	70,900	3,138	4%

Costs and Expenses
Direct Costs of Rental Operations:
Depreciation of Rental Equipment	11,296	10,183	1,113	11%
Rental Related Services	14,637	12,125	2,512	21%
Other	7,581	7,855	(274)	-3%

Total Direct Costs of Rental Operations	33,514	30,163	3,351	11%
Costs of Sales	745	1,295	(550)	-42%

Total Costs of Revenues	34,259	31,458	2,801	9%

Gross Profit
Rental	35,695	35,283	412	1%
Rental Related Services	3,936	3,945	(9)	0%

Rental Operations	39,631	39,228	403	1%
Sales	70	112	(42)	-38%
Other	78	102	(24)	-24%

Total Gross Profit	39,779	39,442	337	1%
Selling and Administrative Expenses	20,338	18,475	1,863	10%

Income from Operations	19,441	20,967	(1,526)	-7%
Interest Expense Allocation	(1,950)	(1,799)	(151)	8%
Gain on Sale of Property, Plant and Equipment	195	—	195	nm

Pre-tax Income	$17,686	$19,168	$(1,482)	-8%

Other Information
Average Rental Equipment [1]	$287,196	$260,385	$26,811	10%
Average Rental Equipment on Rent	$178,561	$171,153	$7,408	4%
Average Monthly Total Yield [2]	2.11%	2.28%		-7%
Average Utilization [3]	62.2%	65.7%		-5%
Average Monthly Rental Rate [4]	3.40%	3.47%		-2%

Period End Rental Equipment [1]	$296,834	$272,952	$23,882	9%
Period End Utilization [3]	65.1%	64.6%		1%

1.	Average and Period End Rental Equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average Monthly Total Yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3.	Period End Utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average Utilization for the period is calculated using the average costs of the rental equipment.
4.	Average Monthly Rental Rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2014 increased 1% to $39.8 million from $39.4 million for the same period in 2013. For the nine months ended September 30, 2014 compared to the same period in 2013:

•	Gross Profit on Rental Revenues – Rental revenues increased $1.3 million, or 2%, due to 4% higher average rental equipment on rent, partly offset by 2% lower average rental rates in 2014 as compared to 2013. As a percentage of rental revenues, depreciation was 21% and 19% in 2014 and 2013, respectively, and other direct costs were 14% and 15%, respectively, in 2014 and 2013, which resulted in gross margin percentages of 65% in 2014 compared to 66% in 2013. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.4 million, or 1%, to $35.7 million in 2014.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $2.5 million, or 16%, compared to 2013. The higher revenues, offset by lower gross margin percentage of 21% in 2014 compared to 25% in 2013, resulted in a flat rental related services gross profit of $3.9 million in 2014 and 2013.

For the nine months ended September 30, 2014, selling and administrative expenses increased 10% to $20.3 million from $18.5 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2014 compared to the same period in 2013 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $85.0 million in 2014 compared to $99.9 million in 2013. The 15% decrease in net cash provided by operating activities was primarily attributable to a higher increase in accounts receivable and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $96.7 million in 2014, compared to $76.0 million in 2013. The increase was primarily due to $19.6 million higher purchases of rental equipment of $113.0 million in 2014, compared to $93.4 million in 2013.

Cash Flows from Financing Activities: Net cash provided by financing activities was $10.9 million in 2014, compared to net cash used in financing of $24.8 million in 2013. The $35.7 million change in net cash flows from financing activities was primarily due to $20.0 million net borrowings under the Company’s senior notes and $33.4 million higher borrowings under the Company’s bank lines of credit, partly offset by $13.9 million lower proceeds and excess tax benefit from the exercise of stock options and $2.8 million higher taxes paid related to net share settlement of stock awards.

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

At September 30, 2014, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $202.3 million was outstanding, and had capacity to borrow up to an additional $227.7 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2014, the actual ratio was 3.95 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2014, the actual ratio was 1.96 to 1.

•	Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2014, such sum was $289.7 million and the actual Tangible Net Worth of the Company was $376.6 million.

At September 30, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. At September 30, 2014, the principal balance outstanding under the Series A Senior Notes was $80.0 million.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes will be used for working capital and other general corporate purposes. At September 30, 2014, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2014, the actual ratio was 3.95 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2014, the actual ratio was 1.96 to 1.

•	Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At September 30, 2014, such sum was $289.7 million and the actual tangible net worth of the Company was $376.6 million.

At September 30, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time on the NASDAQ and/or through privately negotiated, large block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, 2,000,000 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2013 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2013 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2014, we had $37.9 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay, based on the $202.3 million balance of variable rate debt outstanding at September 30, 2014. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Rentals and sales of modular buildings to public school districts for use as classrooms, restroom buildings, and administrative offices for K-12 represent a significant portion of Mobile Modular’s rental and sales revenues. Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, developer fees and various taxes levied to support school operating budgets. Many of these funding sources are subject to financial and political considerations, which vary from district to district and are not tied to demand. Historically, we have benefited from the passage of statewide and local facility bond measures and believe these are essential to our business.

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

As of September 30, 2014, 56% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid storage and containment rental industry is highly competitive. We compete against national, regional and local companies, including BakerCorp and Rain For Rent, both of which are significantly larger than we are and both of which may have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2014	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer