Form 10-K
period 2014-12-31
MCGRATH RENTCORP
filed 2015-02-26
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2014): $930,419,889.

As of February 25, 2015, 26,051,251 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2015 Annual Meeting of Shareholders to be held on June 10, 2015 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2014, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 91

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“this Form 10-K”) which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, regarding McGrath RentCorp’s business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward-looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes,” or “certain” or the negative of these terms or other variations or comparable terminology.

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

The Company is a diversified business to business rental company with three rental divisions: relocatable modular buildings, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four business segments: (1) our modular building and portable storage rental division (“Mobile Modular”); (2) our electronic test equipment rental division (“TRS-RenTelco”); (3) our wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids (“Adler Tanks”); and (4) our wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). The Mobile Modular business segment includes Mobile Modular Portable Storage, which represented approximately 5% of the Company’s 2014 total revenues.

No single customer accounted for more than 10% of total revenues during 2014, 2013 and 2012. Revenue from foreign country customers accounted for 5%, 7% and 9% of the Company’s revenues for the same periods, respectively.

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

•

We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental inventory. For modulars the original investment is recovered in approximately six years, in approximately three years for electronic test equipment and in approximately four years for liquid and solid containment tanks and boxes.

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

Employees

As of December 31, 2014, the Company had 995 employees, of whom 83 were primarily administrative and executive personnel, with 534, 170, 143 and 65 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities, office space, and for a variety of other purposes and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular complexes. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well-designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Modulars are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of our principal suppliers are affiliated with the Company. During 2014, Mobile Modular purchased 35% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, and Florida, serving large geographic areas in these states, and sales offices serving North Carolina, Georgia, Maryland, Virginia and Washington, D.C. The California, Texas and Florida regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for similar rates as newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 14 years old with sale proceeds above its net book value.

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

Expertis—The Company believes that over the more than 30 years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

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

The customer is responsible for obtaining the necessary use permits and for the costs of insuring the unit, and is financially responsible for transporting the unit to the site, preparation of the site, installation of the unit, dismantle and return delivery of the unit to Mobile Modular, and certain costs for customization. Mobile Modular maintains the units in good working condition while on rent. Upon return, the units are inspected for damage and customers are billed for items considered beyond normal wear and tear. Generally, the units are then repaired for subsequent use. Repair and maintenance costs are expensed as incurred and can include floor repairs, roof maintenance, cleaning, painting and other cosmetic repairs. The costs of major refurbishment of equipment are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.

At December 31, 2014, Mobile Modular owned 43,792 new or previously rented modulars and portable storage containers with an aggregate cost of $664.3 million including accessories, or an average cost per unit of $15,170. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2014, fleet utilization was 75.0% and average fleet utilization during 2014 was 72.3%. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 5% of the Company’s 2014 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent. Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units. During 2014 Mobile Modular’s largest sale represented approximately 8% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues
Percentage of:	2014	2013	2012	2011	2010
Modular Rental Revenues (Mobile Modular)	32%	37%	40%	44%	48%
Modular Sales Revenues (Mobile Modular & Enviroplex)	49%	36%	52%	33%	54%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	37%	36%	44%	40%	49%
Consolidated Rental and Sales Revenues[1]	16%	14%	16%	16%	22%
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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from three facilities located in Grapevine, Texas (the “Dallas facility”), Dollard-des-Ormeaux, Canada (the “Montreal facility”) and Bangalore, Karnataka, India (the “Bangalore facility”). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. The Bangalore facility houses sales engineers and operations staff to serve the Indian market. As of December 31, 2014, the original cost of electronic test equipment inventory was comprised of 59% general purpose electronic test equipment and 41% communications electronic test equipment.

Engineers, technicians and scientists utilize general purpose electronic test equipment in developing products, controlling manufacturing processes, completing field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Keysight Technologies (formerly Agilent Technologies) and Tektronix, a division of Danaher Corporation, have manufactured the majority of TRS-RenTelco’s general purpose electronic test equipment.

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

TRS-RenTelco’s general purpose test equipment rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications test equipment rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. Keysight Technologies (formerly Agilent Technologies) and Tektronix manufacture the majority of TRS-RenTelco’s general purpose test equipment with the remainder acquired from over 60 other manufacturers. TRS-RenTelco also occasionally rents electronic test equipment from other rental companies and re-rents the equipment to customers.

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

At December 31, 2014, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $262.0 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 59.8% as of December 31, 2014 and averaged 60.4% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 17% to 20% of total annual gross profit for our electronics division. For 2014, gross profit on equipment sales was approximately 20% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2014, approximately 19% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2014 represented approximately 8% of electronic test equipment sales, 3% of the

Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

Asset Management—The Company believes that Adler Tanks markets a high quality, well-constructed and well-maintained rental product. The Company depreciates its tanks and boxes over a 20 year estimated useful life to 0% residual value. We believe that if maintained, older tanks and boxes will continue to produce similar rental rates as newer equipment. The fleet’s utilization is regionally optimized by understanding key vertical market customer demand, seasonality factors, competitor’s product availability, expected equipment returns and manufacturer’s production capacity.

Market

Liquid and solid containment equipment rental is a market in the U.S with a large and diverse number of market segments including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, electrical grid transformer maintenance, tank terminals services, wastewater treatment, and waste management and landfill services.

The tank and box rental products that Adler Tanks builds may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer. Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 63.9% at December 31, 2014 and averaged 62.9% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies. Some of our national competitors, notably BakerCorp and Rain For Rent, are larger than we are and may have greater financial and other resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates. Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability. We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights
(dollar amounts in thousands)	Year Ended December 31,
	2014	2013	2012	2011	2010
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$96,457	$82,503	$79,518	$79,969	$82,648
Rental related services	35,263	28,891	25,775	24,063	22,947

Total Modular rental operations	131,720	111,394	105,293	104,032	105,595

Sales—Mobile Modular	29,394	20,831	14,026	20,152	20,685
Sales—Enviroplex	17,457	17,855	23,823	20,788	11,695

Total Modular sales	46,851	38,686	37,849	40,940	32,380

Other	461	436	448	425	432

Total Modular revenues	$179,032	$150,516	$143,590	$145,397	$138,407

Percentage of rental revenues	35.8%	32.2%	32.0%	34.0%	41.2%
Percentage of total revenues	43.9%	39.7%	39.4%	42.4%	47.5%
Rental equipment, at cost (year-end)	$664,340	$592,391	$551,101	$539,147	$514,548
Rental equipment, net book value (year-end)	$473,960	$415,366	$384,813	$383,621	$369,195
Number of units (year-end)	43,792	39,577	36,961	35,639	32,644
Utilization (year-end)[1]	75.0%	70.7%	66.7%	67.3%	67.2%
Average utilization[1]	72.3%	68.3%	66.4%	67.1%	67.7%
Average rental equipment, at cost[2]	$597,904	$546,540	$524,084	$504,276	$491,364
Annual yield on average rental equipment, at cost	16.1%	15.1%	15.2%	15.9%	16.8%
Gross margin on rental revenues	47.2%	44.7%	52.6%	55.3%	55.4%
Gross margin on sales	27.1%	23.8%	17.1%	19.9%	18.3%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$99,020	$102,101	$101,645	$95,694	$82,540
Rental related services	3,331	3,095	3,673	3,133	2,240

Total Electronics rental operations	102,351	105,196	105,318	98,827	84,780
Sales	24,323	28,277	26,192	25,164	21,443
Other	1,628	1,580	1,628	1,387	1,512

Total Electronics revenues	$128,302	$135,053	$133,138	$125,378	$107,735

Percentage of rental revenues	36.7%	40.0%	40.9%	40.7%	41.1%
Percentage of total revenues	31.4%	35.6%	36.6%	36.6%	37.0%
Rental equipment, at cost (year-end)	$261,995	$267,772	$266,934	$258,586	$250,125
Rental equipment, net book value (year-end)	$105,729	$109,988	$107,999	$105,565	$98,444
Utilization (year-end)[1]	59.8%	58.2%	64.1%	67.1%	64.3%
Average utilization[1]	60.4%	62.7%	65.8%	66.0%	66.0%
Average rental equipment, at cost[3]	$262,968	$266,444	$266,912	$258,995	$244,425
Annual yield on average rental equipment, at cost	37.7%	38.3%	38.1%	36.9%	33.8%
Gross margin on rental revenues	46.4%	48.2%	48.9%	46.4%	39.9%
Gross margin on sales	49.7%	43.6%	40.3%	44.0%	40.9%

Product Highlights (Continued)
(dollar amounts in thousands)	Year Ended December 31,
	2014	2013	2012	2011	2010

Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$74,098	$71,162	$67,281	$59,243	$35,427
Rental related services	25,538	21,162	17,472	12,290	9,515

Total Tanks and Boxes rental operations	99,636	92,324	84,753	71,533	44,942
Sales	1,074	1,480	2,403	278	232
Other	78	136	155	147	57

Total Tanks and Boxes revenues	$100,788	$93,940	$87,311	$71,958	$45,231

Percentage of rental revenues	27.5%	27.8%	27.1%	25.2%	17.7%
Percentage of total revenues	24.7%	24.7%	24.0%	21.0%	15.5%
Rental equipment, at cost (year-end)	$303,303	$284,005	$254,810	$201,456	$133,095
Rental equipment, net book value (year-end)	$246,061	$241,656	$226,041	$183,960	$123,941
Utilization (year-end)[1]	63.9%	57.7%	67.5%	79.8%	84.9%
Average utilization[1]	62.9%	64.2%	71.5%	86.2%	76.0%
Average rental equipment, at cost[2]	$289,928	$264,189	$223,673	$157,917	$101,263
Annual yield on average rental equipment, at cost	25.6%	26.9%	30.1%	37.5%	35.0%
Gross margin on rental revenues	65.4%	65.3%	70.7%	78.0%	71.8%
Gross margin on sales	2.0%	-11.7%	10.2%	-13.4%	22.2%

Total revenues	$408,122	$379,509	$364,039	$342,733	$291,373
1	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average utilization is calculated using the average cost of equipment for the year.
2	Average rental equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average rental equipment, at cost, for electronics excludes accessory equipment.

ITEM 1A.	RISK FACTORS

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

Instability in the global financial system may also have an impact on our business and our financial condition. In recent years, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Amended Credit Facility (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth. Due to constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

At December 31, 2014, we had $38.1 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay, based on the $202.5 million balance of variable rate debt outstanding at December 31, 2014. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2014 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade. In Florida, a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms. The recent economic recession has caused state and local budget shortfalls, which have reduced school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

Failure to comply with applicable regulations could harm our business and financial condition, resulting in lower operating results and cash flows.

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to regulations by multiple governmental agencies at the federal, state and local level relating to environmental, zoning, health, safety, labor and transportation matters, among other matters. Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations.

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

Over the past several years, we have expanded our modular operations in Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion into new markets may be affected by local economic and market conditions. Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

We are subject to laws and regulations governing government contracts. These laws and regulations make these government contracts more favorable to government entities than other third parties and any changes in these laws and regulations, or our failure to comply with these laws and regulations could harm our business.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. Also, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback” contract refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of “piggyback” contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

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

As of December 31, 2014, 56% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2014, Mobile Modular purchased 35% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

The majority of our rental equipment portfolio is comprised of general purpose test and measurement instruments purchased from leading manufacturers such as Keysight Technologies (formerly Agilent Technologies) and Tektronix, a division of Danaher Corporation. We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business and reputation may be materially and adversely affected.

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

Our rental tanks and boxes are used by our customers to store non-hazardous and certain hazardous liquids and solids on the customer’s site. Our customers are generally responsible for proper operation of our tank and box rental equipment while on rent and returning a cleaned and undamaged container upon completion of use, but exceptions may be granted and we cannot always assure that these responsibilities are fully met in all cases. Although we require the customer to carry commercial general liability insurance in a minimum amount of $5,000,000, such policies often contain pollution exclusions and other exceptions. Furthermore, we cannot be certain our liability insurance will always be sufficient. In addition, if an accident were to occur involving our rental equipment or a spill of substances were to occur when the tank or box was in transport or on rent with our customer, a claim could be made against us as owner of the rental equipment.

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

The liquid and solid containment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to rent, or sell, equipment at favorable prices, which could adversely affect our operating results.

The liquid and solid containment rental industry is highly competitive. We compete against national, regional and local companies, including BakerCorp and Rain For Rent, both of which are significantly larger than we are and both of which may have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

We believe that equipment quality, service levels, rental rates and fleet size are key competitive factors in the liquid and solid containment rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing rental rates. To the extent we lower rental rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted. In addition, we may not be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our operating results through a combination of a decrease in our market share, revenues and operating income.

Market risk, commodity price volatility, regulatory changes or interruptions and cyclical downturns in the industries using tanks and boxes may result in periods of low demand for our products resulting in excess inventory, impairment charges and reduction of our operating results and cash flows.

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others. In 2014, oil and gas exploration and production accounted for approximately 20% of Adler Tanks’ revenues, and approximately 5% of the total Company’s revenues. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply level and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time. If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity. Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

Seasonality of the liquid and solid containment rental industry may impact quarterly results.

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

Increases in raw material costs such as steel and labor to manufacture liquid and solid containment tanks and boxes would increase the cost of acquiring new equipment. These price increases could materially and adversely impact our financial condition and results of operations if we are not able to recoup these increases through higher rental revenues. In addition, a significant amount of revenues are generated from the transport of rental equipment to and from customers. We own delivery trucks, employ drivers and utilize subcontractors to provide these services. The price of fuel can be unpredictable and beyond our control. During periods of rising fuel and labor costs, and in particular when prices increase rapidly, we may not be able recoup these costs from our customers, which would reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our ability to meet customer demand and harm our financial condition.

We are dependent on a variety of third party companies to manufacture equipment to be used in our rental fleet. In some cases, we may not be able to procure equipment on a timely basis to the extent that manufacturers for the quantities of equipment we need are not able to produce sufficient inventory on schedules that meet our delivery requirements. If demand for new equipment increases significantly, especially during a seasonal manufacturing slowdown, manufacturers may not be able to meet customer orders on a timely basis. As a result, we at times may experience long lead-times for certain types of new equipment and we cannot assure that we will be able to acquire the types or sufficient numbers of the equipment we need to grow our rental fleet as quickly as we would like and this could harm our ability to meet customer demand and harm our financial condition.

We derive a meaningful amount of our revenue in our liquid and solid containment tank and boxes business from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.

Periodically, a meaningful portion of our revenue in our liquid and solid containment tank and boxes business may be generated from a few major customers. Although we have some long-term relationships with our major customers, we cannot be assured that our customers will continue to use our products or services or that they will continue to do so at historical levels. The loss of any meaningful customer, the failure to collect a material receivable from a meaningful customer, any material reduction in orders by a meaningful customer or the cancellation of a meaningful customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations.

We may not be able to quickly redeploy equipment returning from leases at equivalent prices.

Many of our rental transactions are short-term in nature with pricing established on a daily basis. The length of time that a customer needs equipment can often be difficult to determine and can be impacted by a number of factors such as weather, customer funding and project delays. In addition, our equipment is primarily used in the oil and gas, industrial plant services, environmental remediation and infrastructure and building construction industries. Changes in the economic conditions facing any of those industries could result in a significant number of units returning off rent, both for us and our competitors.

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

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2014.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California[1]	—	26,160	—	26,160
Mobile Modular
Livermore, California[1,2,5]	137.2	7,680	53,440	61,120
Mira Loma, California[5]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida[5]	122.5	8,400	95,902	104,302
Charlotte, North Carolina[6]	—	2,640	—	2,640
Lexington, North Carolina[7]	5.0	—	—	—
Perris, California[3]	6.0	—	—	—
San Diego, California[4]	2.5	—	—	—
Grand Prairie, Texas[5]	29.0	—	—	—
San Antonio, Texas[5]	35.0	—	—	—
Round Rock, Texas	5.0	3,600	—	3,600
TRS-RenTelco
Grapevine, Texas[8]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec[7]	—	12,500	—	12,500
Bangalore, India[9]	—	3,895	—	3,895
Adler Tanks
South Plainfield, New Jersey	3.5	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Mokena, Illinois	21.3	13,800	—	13,800
Wayland, Michigan	10.0	3,000	12,912	15,912
Ellsworth, Wisconsin	11.3	—	11,230	11,230
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076

	541.3	146,537	437,989	584,526

1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices, modulars and Adler Tanks branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through June 2016.
3	This facility is leased on a month to month basis.
4	This facility is leased through August 2015.
5	Adler Tanks also operates out of this facility.
6	This facility is leased through November 2015.
7	This facility is leased through December 2015.
8	This facility is leased through November 2018.
9	This facility is leased through May 15, 2018, with lock-in period expiring on May 15, 2016.

ITEM 3.	LEGAL PROCEEDINGS.

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

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity
	2014				2013
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$38.79	$38.40	$37.32	$39.96	$40.10	$37.79	$34.67	$31.98
Low	$33.33	$33.72	$29.02	$30.63	$33.30	$32.31	$28.18	$28.58
Close	$35.86	$34.20	$36.75	$34.96	$39.80	$35.70	$34.16	$31.10
Dividends Declared	$0.245	$0.245	$0.245	$0.245	$0.240	$0.240	$0.240	$0.240

As of February 26, 2015, the Company’s common stock was held by approximately 50 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company’s common stock exceeds 500.

The Company has declared a quarterly dividend on its common stock every quarter since 1990. The total amount of cash dividends paid by the Company in 2014 and 2013 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions as authorized by the Company’s board of directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2014 or 2013. As of February 26, 2015, 2,000,000 shares remain authorized for repurchase under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2014 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation”.

Selected Consolidated Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Operations Data
Revenues
Rental	$269,575	$255,766	$248,444	$234,906	$200,615
Rental related services	64,132	53,148	46,920	39,486	34,702

Rental operations	333,707	308,914	295,364	274,392	235,317
Sales	72,248	68,443	66,444	66,382	54,055
Other	2,167	2,152	2,231	1,959	2,002

Total revenues	408,122	379,509	364,039	342,733	291,374

Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	72,678	68,208	63,819	60,187	56,399
Rental related services	48,849	40,189	37,207	30,692	26,542
Other	56,946	55,017	45,581	39,859	40,007

Total direct costs of rental operations	178,473	163,414	146,607	130,738	122,948
Costs of sales	47,430	47,080	49,173	45,141	37,637

Total costs of revenues	225,903	210,494	195,780	175,879	160,585

Gross profit	182,219	169,015	168,259	166,854	130,789
Selling and administrative expenses	96,859	88,765	86,278	78,127	65,579

Income from operations	85,360	80,250	81,981	88,727	65,210
Other income (expense):
Interest expense	(9,280)	(8,687)	(9,149)	(7,606)	(6,186)
Gain on sale of property, plant and equipment	812	—	—	—	—
Foreign currency exchange gain (loss)	(331)	(189)	35	(63)	26

Income before provision for income taxes	76,561	71,374	72,867	81,058	59,050
Provision for income taxes	30,852	27,977	28,090	31,456	22,571

Net income	$45,709	$43,397	$44,777	$49,602	$36,479

Earnings per share:
Basic	$1.77	$1.71	$1.80	$2.04	$1.52
Diluted	$1.75	$1.67	$1.78	$2.00	$1.50
Shares used in per share calculations:
Basic	25,914	25,433	24,759	24,349	23,944
Diluted	26,175	25,926	25,156	24,760	24,289

Balance Sheet Data (at period end)
Rental equipment, at cost	$1,229,638	$1,144,168	$1,072,845	$999,189	$897,768
Rental equipment, net	$825,750	$767,010	$718,853	$673,146	$591,580
Total assets	$1,116,407	$1,027,611	$972,446	$918,929	$813,562
Notes payable	$322,478	$290,003	$302,000	$296,500	$265,640
Shareholders’ equity	$424,531	$401,030	$364,738	$333,142	$294,977
Shares issued and outstanding	26,051	25,757	24,931	24,576	24,235
Book value per share	$16.30	$15.57	$14.63	$13.56	$12.17
Total liabilities to equity	1.63	1.56	1.67	1.76	1.76
Debt (notes payable) to equity	0.76	0.72	0.83	0.89	0.90
Return on average equity	11.1%	11.3%	12.7%	16.0%	13.0%
Cash dividends declared per common share	$0.98	$0.96	$0.94	$0.92	$0.90

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

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and Series A and Series B Senior Notes and the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including share-based compensation, is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

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

Reconciliation of Net Income to Adjusted EBITDA
(dollar amounts in thousands)	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$45,709	$43,397	$44,777	$49,602	$36,479
Provision for income taxes	30,852	27,977	28,090	31,456	22,571
Interest expense	9,280	8,687	9,149	7,606	6,186
Depreciation and amortization	81,125	76,849	72,476	67,395	62,577

EBITDA	166,966	156,910	154,492	156,059	127,813
Share-based compensation	3,854	3,680	3,840	5,221	4,227

Adjusted EBITDA[1]	$170,820	$160,590	$158,332	$161,280	$132,040

Adjusted EBITDA margin[2]	42%	42%	43%	47%	45%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
(dollar amounts in thousands)	Year Ended December 31,
	2014	2013	2012	2011	2010
Adjusted EBITDA[1]	$170,820	$160,590	$158,332	$161,280	$132,040
Interest paid	(9,074)	(8,813)	(9,107)	(6,877)	(6,306)
Net income taxes (paid) refunds received	(22,275)	(11,074)	(5,842)	1,480	(9,342)
Gain on sale of used rental equipment	(15,368)	(13,091)	(12,389)	(12,444)	(11,728)
Gain on sale of property, plant and equipment	(812)	—	—	—	—
Foreign currency exchange (gain) loss	331	189	(35)	63	(26)
Change in certain assets and liabilities:
Accounts receivable, net	(13,644)	4,606	(415)	(16,183)	(5,891)
Prepaid expenses and other assets	(13,652)	(8,265)	(2,337)	(3,226)	296
Accounts payable and other liabilities	21,524	12,422	(3,683)	3,941	2,509
Deferred income	5,136	(2,921)	1,857	1,277	(954)

Net cash provided by operating activities	$122,986	$133,643	$126,381	$129,311	$100,598

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources”). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources”)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2014, the actual ratio was 4.02 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2014, the actual ratio was 1.89 to 1.

At December 31, 2014, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. The Company is comprised of four business segments: (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2014, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 22%, 45%, 31% and 2%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 13%, 51%, 34% and 2%, respectively, for 2013. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 82% of the Company’s total revenues in 2014 and 81% for the three years ended December 31, 2014. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 37%, 33% and 30%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 18% of the Company’s consolidated revenues in 2014 and 19% for the three years ended December 31, 2014. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 58%, 39% and 3% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 16%, 14% and 16% of the Company’s consolidated rental and sales revenues for 2014, 2013 and 2012, respectively. (For more information, see “Item 1. Business—Relocatable Modular Buildings—Classroom Rentals and Sales to Public Schools (K-12)” above.)

Selling and administrative expenses primarily include personnel and benefit costs, which includes share-based compensation, depreciation and amortization of property, plant and equipment and intangible assets, bad debt expense, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Related Party Transactions

The Company acquired liquid and solid containment tanks totaling $13.6 million and $38.3 million, during the years ended December 31, 2013 and 2012, respectively, from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party. Amounts due to Sabre at December 31, 2013 were zero.

Recent Developments

In February 2015, the Company announced that its board of directors declared a cash dividend of $0.250 per common share for the quarter ending March 31, 2015, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years 2014–2012	Year Ended December 31,			2014 over 2013	2013 over 2012
		2014	2013	2012
Revenues
Rental	67%	66%	67%	68%	5%	3%
Rental related services	14	16	14	13	21	13

Rental operations	81	82	81	81	8	5
Sales	18	18	18	18	6	3
Other	1	—	1	1	1	-5

Total revenues	100	100	100	100	8	4

Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	18	18	18	18	7	7
Rental related services	11	12	11	10	22	8
Other	13	14	14	12	4	21

Total direct costs of rental operations	42	44	43	40	9	11
Cost of sales	13	11	12	14	1	-4

Total costs	55	55	55	54	7	8

Gross profit	45	45	45	46	8	—
Selling and administrative expenses	23	24	24	23	9	3

Income from operations	22	21	21	23	6	-2
Other income (expense):
Interest expense	(3)	(2)	(2)	(3)	7	-5
Gain on sale of property, plant and Equipment	—	—	—	—	nm	nm
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm

Income before provision for income taxes	19	19	19	20	7	-2
Provision for income taxes	7	8	8	8	—	—

Net income	12%	11%	11%	12%	7%	-3%

nm = not meaningful

Twelve Months Ended December 31, 2014 Compared to

Twelve Months Ended December 31, 2013

Overview

Consolidated revenues in 2014 increased 8%, to $408.1 million from $379.5 million in 2013. Consolidated net income in 2014 increased 7%, to $46.5 million, or $1.75 per diluted share, from $43.4 million, or $1.67 per diluted share, in 2013. The Company’s year over year total revenue increase was primarily due to higher rental, rental related services and sales revenues as more fully described below.

For 2014 compared to 2013, on a consolidated basis,

•

Gross profit increased $13.2 million, or 8%, to $182.2 million. Mobile Modular’s gross profit increased $13.0 million, or 26%, due to higher gross profit on rental revenues, sales and rental related services revenues. Adler Tanks’ gross profit increased $2.4 million, or 5%, due to higher gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $1.1 million primarily due to higher sales revenues. TRS-RenTelco’s gross profit decreased $3.3 million, or 5%, due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues.

•	Selling and administrative expenses increased $8.1 million, or 9%, to $96.9 million, primarily due to increased employee headcount, salaries and employee benefit costs.

•	Interest expense increased $0.6 million, or 7%, to $9.3 million, primarily due to 7% higher average debt levels of the Company.

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

•

Pretax income contribution was 45%, 31% and 22% by TRS-RenTelco, Adler Tanks and Mobile Modular, respectively, in 2014, compared to 51%, 34% and 13%, respectively, in 2013. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 2% in 2014 and 2013.

•

Provision for income taxes resulted in an effective tax rate of 40.3% in 2014, compared with 39.2% in 2013. The increased effective tax rate in 2014 was primarily as a result of higher business levels in states with higher tax rates, and the resulting re-pricing of deferred tax liabilities.

•

Adjusted EBITDA increased $10.2 million, or 6%, to $170.8 million compared to $160.6 million in 2013. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 35.

Mobile Modular

For 2014, Mobile Modular’s total revenues increased $28.9 million, or 22%, to $161.6 million compared to 2013, primarily due to higher rental, sales and rental related services revenues. The revenue increase together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses and higher interest expense, resulted in an increase in pre-tax income of $7.4 million, or 76%, to $17.0 million in 2014.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

Mobile Modular—2014 compared to 2013
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$96,457	$82,503	$13,954	17%
Rental related services	35,263	28,891	6,372	22%

Rental operations	131,720	111,394	20,326	18%
Sales	29,394	20,831	8,563	41%
Other	461	436	25	6%

Total revenues	161,575	132,661	28,914	22%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,536	14,459	2,077	14%
Rental related services	25,486	20,980	4,506	21%
Other	34,352	31,167	3,185	10%

Total direct costs of rental operations	76,374	66,606	9,768	15%
Costs of sales	21,746	15,632	6,114	39%

Total costs of revenues	98,120	82,238	15,882	19%

Gross Profit
Rental	45,569	36,877	8,692	24%
Rental related services	9,777	7,911	1,866	24%

Rental operations	55,346	44,788	10,558	24%
Sales	7,648	5,199	2,449	47%
Other	461	436	25	6%

Total gross profit	63,455	50,423	13,032	26%
Selling and administrative expenses	42,069	36,488	5,581	15%

Income from operations	21,386	13,935	7,451	53%
Interest expense allocation	(4,768)	(4,318)	450	10%
Gain on sale of property, plant and equipment	341	—	341	nm

Pre-tax income	$16,959	$9,617	$7,342	76%

Other Information
Average rental equipment[1]	$597,904	$546,540	$51,364	9%
Average rental equipment on rent[1]	$432,021	$373,116	$58,905	16%
Average monthly total yield[2]	1.34%	1.26%		6%
Average utilization[3]	72.3%	68.3%		6%
Average monthly rental rate[4]	1.86%	1.84%		1%
Period end rental equipment[1]	$635,420	$564,909	$70,511	12%
Period end utilization[3]	75.0%	70.7%		6%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Mobile Modular’s gross profit for 2014 increased 26% to $63.5 million from $50.4 million in 2013. For the year ended December 31, 2014 compared to the year ended December 31, 2013:

•

Gross Profit on Rental Revenues—Rental revenues increased $14.0 million, or 17%, compared to 2013, due to 16% higher average rental equipment on rent and 1% higher average monthly rental rates. As a percentage of rental revenues, depreciation was 17% in 2014 and 2013 and other direct costs were 36% in 2014 and 38% in 2013, which resulted in gross margin percentage of 47% in 2014 compared to 45% in 2013. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing 24%, to $45.6 million from $36.9 million in 2013.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $6.4 million, or 22%, compared to 2013. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, and higher delivery and return delivery at Mobile Modular Portable Storage. The higher revenues and higher gross margin percentage of 28% in 2014 compared to 27% in 2013 resulted in rental related services gross profit increasing 24%, to $9.8 million from $7.9 million in 2013.

•

Gross Profit on Sales—Sales revenues increased $8.6 million, or 41%, compared to 2013. Gross profit on sales increased $2.5 million, or 47%, primarily due to higher new and used equipment sales revenues and higher gross margins on sales of used equipment in 2014. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2014, Mobile Modular’s selling and administrative expenses increased $5.6 million, or 15%, to $42.1 million from $36.5 million in 2013, primarily due increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For 2014, TRS-RenTelco’s total revenues decreased $6.8 million, or 5%, to $128.3 million compared to 2013, primarily due to lower sales and rental revenues. Pre-tax income decreased $2.3 million, or 6%, to $34.4 million for 2014, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2014 compared to 2013
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$99,020	$102,101	$(3,081)	-3%
Rental related services	3,331	3,095	236	8%

Rental operations	102,351	105,196	(2,845)	-3%
Sales	24,323	28,277	(3,954)	-14%
Other	1,628	1,580	48	3%

Total revenues	128,302	135,053	(6,751)	-5%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	40,935	39,953	982	2%
Rental related services	2,742	2,681	61	2%
Other	12,139	12,963	(824)	-6%

Total direct costs of rental operations	55,816	55,597	219	0%
Costs of sales	12,237	15,936	(3,699)	-23%

Total costs of revenues	68,053	71,533	(3,480)	-5%

Gross Profit
Rental	45,946	49,185	(3,239)	-7%
Rental related services	589	414	175	42%

Rental operations	46,535	49,599	(3,064)	-6%
Sales	12,086	12,341	(255)	-2%
Other	1,628	1,580	48	3%

Total gross profit	60,249	63,520	(3,271)	-5%
Selling and administrative expenses	23,736	24,542	(806)	-3%

Income from operations	36,513	38,978	(2,465)	-6%
Interest expense allocation	(2,075)	(2,156)	(81)	-4%
Gain on sales of property, plant and equipment	276	—	276	nm
Foreign currency exchange loss	(331)	(189)	142	75%

Pre-tax income	$34,383	$36,633	$(2,250)	-6%

Other Information
Average rental equipment[1]	$262,968	$266,444	$(3,476)	-1%
Average rental equipment on rent[1]	$158,800	$167,035	$(8,235)	-5%
Average monthly total yield[2]	3.14%	3.19%		-2%
Average utilization[3]	60.4%	62.7%		-4%
Average monthly rental rate[4]	5.20%	5.09%		2%
Period end rental equipment[1]	$260,715	$267,206	$(6,491)	-2%
Period end utilization[3]	59.8%	58.2%		3%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.
nm	= not meaningful

TRS-RenTelco’s gross profit for 2014 decreased 5% to $60.2 million from $63.5 million in 2013. For the year ended December 31, 2014 compared to the year ended December 31, 2013:

•

Gross Profit on Rental Revenues—Rental revenues decreased $3.1 million, or 3%, to $99.0 million with depreciation expense increasing $1.0 million, or 2%, and other direct costs decreasing $0.8 million, or 6%, resulting in a decrease in gross profit on rental revenues of $3.2 million, or 7%, to $45.9 million in 2014. As a percentage of rental revenues, depreciation was 41% in 2014 compared to 39% in 2013 and other direct costs was 12% in 2014 compared to 13% in 2013, which resulted in gross margin percentage of 46% in 2014 compared to 48% in 2013. The rental revenues decrease was due to 5% lower average rental equipment on rent, partly offset by 2% higher average monthly rental rates.

•

Gross Profit on Sales—Sales revenues decreased $4.0 million, or 14%, compared to 2013. The sales revenue decrease was partly offset by higher gross margins percentage of 50% in 2014, compared to 44% in 2013, primarily due to higher gross margin on used equipment sales, which resulted in gross profit on sales decreasing 2%, to $12.1 million from $12.3 million in 2013. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2014, TRS-RenTelco’s selling and administrative expenses decreased $0.8 million, or 3%, to $23.7 million from $24.5 million in 2013, primarily due to decreased marketing and administrative costs.

Adler Tanks

For 2014, Adler Tanks’ total revenues increased $6.8 million, or 7%, to $100.8 million compared to 2013, primarily due to higher rental and rental related services revenues during 2014. The revenue increase and higher gross margin on sales revenues, offset by higher selling and administrative expenses, higher interest expense and lower gross margin on rental related services revenues resulted in a pre-tax income decrease of $0.4 million, or 2%, to $23.6 million for the year ended December 31, 2014.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks—2014 compared to 2013
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues

Rental	$74,098	$71,162	$2,936	4%

Rental related services	25,538	21,162	4,376	21%

Rental operations	99,636	92,324	7,312	8%
Sales	1,074	1,480	(406)	-27%
Other	78	136	(58)	-43%

Total revenues	100,788	93,940	6,848	7%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,207	13,796	1,411	10%
Rental related services	20,621	16,528	4,093	25%
Other	10,455	10,887	(432)	-4%

Total direct costs of rental operations	46,283	41,211	5,072	12%
Costs of sales	1,053	1,653	(600)	-36%

Total costs of revenues	47,336	42,864	4,472	10%

Gross Profit (Loss)
Rental	48,436	46,479	1,957	4%
Rental related services	4,917	4,634	283	6%

Rental operations	53,353	51,113	2,240	4%
Sales	21	(173)	194	112%
Other	78	136	(58)	-43%

Total gross profit	53,452	51,076	2,376	5%
Selling and administrative expenses	27,424	24,644	2,780	11%

Income from operations	26,028	26,432	(404)	-2%
Interest expense allocation	(2,618)	(2,419)	199	8%
Gain on sale of property, plant and equipment	195	—	195	nm

Pre-tax income	$23,605	$24,013	$(408)	-2%

Other Information
Average rental equipment[1]	$289,928	$264,189	$25,739	10%
Average rental equipment on rent[1]	$182,242	$169,661	$12,581	7%
Average monthly total yield[2]	2.13%	2.24%		-5%
Average utilization[3]	62.9%	64.2%		-2%
Average monthly rental rate[4]	3.39%	3.50%		-3%
Period end rental equipment[1]	$299,485	$278,618	$20,867	7%
Period end utilization[3]	63.9%	57.7%		11%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.
nm	= not meaningful

Adler Tanks’ gross profit for 2014 increased $2.4 million to $53.5 million from $51.1 million for the same period in 2013. For the year ended December 31, 2014 compared to year ended December 31, 2013:

•

Gross Profit on Rental Revenues—Rental revenues increased $2.9 million, or 4%, due to 7% higher average rental equipment on rent, partly offset by 3% lower average rental rates in 2014 as compared to 2013. As a percentage of rental revenues, depreciation was 21% and 20% in 2014 and 2013, respectively, and other direct costs were 14% in 2014 and 15% in 2013, which resulted in gross margin percentages of 65% in 2014 and 2013. The higher rental revenues, together with flat rental margins resulted in gross profit on rental revenues increasing $2.0 million, or 4%, to $48.4 million in 2014.

•

Gross Profit on Rental Related Services—Rental related services revenues increased $4.4 million, or 21%, compared to 2013. The higher revenues, partly offset by lower gross margin percentage of 19% in 2014 compared to 22% in 2013 resulted in rental related services gross profit increasing $0.3 million, or 6%, to $4.9 million from $4.6 million in 2013.

For 2014, Adler Tanks’ selling and administrative expenses increased $2.8 million, or 11%, to $27.4 million from $24.6 million in the same period in 2013, primarily due to increased employee headcount, salaries and benefit costs.

Twelve Months Ended December 31, 2013 Compared to

Twelve Months Ended December 31, 2012

Overview

Consolidated revenues in 2013 increased 4%, to $379.5 million from $364.0 million in 2012. Consolidated net income in 2013 decreased 3%, to $43.4 million, or $1.67 per diluted share, from $44.8 million, or $1.78 per diluted share, in 2012. The Company’s year over year total revenue increase was primarily due to higher rental and rental related services revenues as more fully described below.

For 2013 compared to 2012, on a consolidated basis,

•

Gross profit increased $0.7 million to $169.0 million. TRS-RenTelco’s gross profit increased $1.5 million, or 2%, due to higher gross profit on sales and rental related services revenues, partly offset by lower gross profit on rental revenues. Enviroplex’s gross profit increased $1.0 million primarily due to higher sales revenues. Adler Tanks’ gross profit decreased $0.1 million due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues. Mobile Modular’s gross profit decreased $1.6 million, or 3%, due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.

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

•

Adjusted EBITDA increased $2.3 million, or 1%, to $160.6 million compared to $158.3 million in 2012. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 35.

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

Mobile Modular—2013 compared to 2012
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$82,503	$79,518	$2,985	4%
Rental related services	28,891	25,775	3,116	12%

Rental operations	111,394	105,293	6,101	6%
Sales	20,831	14,026	6,805	49%
Other	436	448	(12)	-3%

Total revenues	132,661	119,767	12,894	11%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	14,459	13,942	517	4%
Rental related services	20,980	19,492	1,488	8%
Other	31,167	23,735	7,432	31%

Total direct costs of rental operations	66,606	57,169	9,437	17%
Costs of sales	15,632	10,576	5,056	48%

Total costs of revenues	82,238	67,745	14,493	21%

Gross Profit
Rental	36,877	41,841	(4,964)	-12%
Rental related services	7,911	6,283	1,628	26%

Rental operations	44,788	48,124	(3,336)	-7%
Sales	5,199	3,450	1,749	51%
Other	436	448	(12)	-3%

Total gross profit	50,423	52,022	(1,599)	-3%
Selling and administrative expenses	36,488	34,032	2,457	7%

Income from operations	13,935	17,990	(4,056)	-23%
Interest expense allocation	(4,318)	(4,547)	(229)	-5%

Pre-tax income	$9,617	$13,443	$(3,827)	-28%

Other Information
Average rental equipment[1]	$546,540	$524,084	$22,456	4%
Average rental equipment on rent[1]	$373,116	$347,981	$25,135	7%
Average monthly total yield[2]	1.26%	1.26%		0%
Average utilization[3]	68.3%	66.4%		3%
Average monthly rental rate[4]	1.84%	1.90%		-3%
Period end rental equipment[1]	$564,909	$534,158	$30,752	6%
Period end utilization[3]	70.7%	66.7%		6%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

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

TRS-RenTelco

For 2013, TRS-RenTelco’s total revenues increased $1.9 million, or 1%, to $135.0 million compared to 2012, primarily due to higher sales and rental revenues. Pre-tax income increased $3.0 million, or 9%, to $36.6 million for 2013 from $33.6 million for 2012, primarily due to higher gross profit on sales revenues and lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected data.

TRS-RenTelco—2013 compared to 2012
(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenues
Rental	$102,101	$101,645	$456	0%
Rental related services	3,095	3,673	(578)	-16%

Rental operations	105,196	105,318	(122)	0%
Sales	28,277	26,192	2,085	8%
Other	1,580	1,628	(48)	-3%

Total revenues	135,053	133,138	1,915	1%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	39,953	38,174	1,779	5%
Rental related services	2,681	3,456	(775)	-22%
Other	12,963	13,811	(848)	-6%

Total direct costs of rental operations	55,597	55,441	156	0%
Costs of sales	15,936	15,649	287	2%

Total costs of revenues	71,533	71,090	443	1%

Gross Profit
Rental	49,185	49,660	(475)	-1%
Rental related services	414	217	197	91%

Rental operations	49,599	49,877	(278)	-1%
Sales	12,341	10,543	1,798	17%
Other	1,580	1,628	(48)	-3%

Total gross profit	63,520	62,048	1,472	2%
Selling and administrative expenses	24,542	26,068	(1,526)	-6%

Income from operations	38,978	35,980	2,998	8%
Interest expense allocation	(2,156)	(2,384)	(228)	-10%
Foreign currency exchange gain (loss)	(189)	35	(224)	nm

Pre-tax income	$36,633	$33,631	$3,002	9%

Other Information
Average rental equipment[1]	$266,444	$266,912	$(468)	0%
Average rental equipment on rent[1]	$167,035	$175,659	$(8,624)	-5%
Average monthly total yield[2]	3.19%	3.18%		0%
Average utilization[3]	62.7%	65.8%		-5%
Average monthly rental rate[4]	5.09%	4.83%		5%
Period end rental equipment[1]	$267,206	$266,456	$750	0%
Period end utilization[3]	58.2%	64.1%		-9%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of the rental equipment.
4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for 2013 increased 2% to $63.5 million from $62.0 million in 2012. For the year ended December 31, 2013 compared to the year ended December 31, 2012:

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

Adler Tanks – 2013 compared to 2012
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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2014 as compared to 2013 are summarized as follows:

Cash Flows from Operating Activities:    The Company’s operations provided net cash flow of $123.0 million for 2014 as compared to $133.6 million in 2013. The 8% decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable, partly offset by a higher increase in accounts payable and accrued liabilities, an increase in deferred income, higher income from operations and other balance sheet changes.

Cash Flows from Investing Activities:    Net cash used in investing activities was $129.9 million for 2014 as compared to $111.2 million in 2013. The 17% increase in net cash used in investing activities was primarily due to $19.6 million higher purchases of rental equipment of $152.2 million in 2014, compared to $132.6 million in 2013.

Cash Flows from Financing Activities:    Net cash provided by financing activities was $6.5 million in 2014 as compared to net cash used in financing activities of $22.4 million in 2013. The $29.0 million change in net cash flow from financing activities was primarily due to $20.0 million net proceeds from the Company’s Series A and Series B Senior Notes and $24.5 million higher borrowings under the Company’s bank lines of credit, partly offset by $12.8 million lower proceeds and excess tax benefit from the exercise of stock options and $1.6 million increase in taxes paid related to net share settlement of stock awards.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings and notes offerings. Sales occur routinely as a normal part of the Company’s rental business. However, these sales can fluctuate from period to period depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offering additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth
(amounts in thousands)	Year Ended December 31,			Three Year Totals
	2014	2013	2012
Cash provided by operating activities	$122,986	$133,643	$126,381	$383,010
Proceeds from the sale of used rental equipment	32,556	33,380	30,970	96,906

Cash available for purchase of rental equipment	155,542	167,023	157,351	479,916
Purchases of rental equipment	(152,197)	(132,611)	(131,805)	(416,613)

Cash available for other uses	$3,345	$34,412	$25,546	$63,303

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $12.7 million in 2014, $12.0 million in 2013 and $14.2 million in 2012, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $25.6 million, $24.4 million and $23.1 million in the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the year ended December 31, 2014, 2013 and 2012, the Company did not repurchase any of its common stock. As of February 26, 2015, 2,000,000 shares of the Company’s common stock remain authorized for repurchase.

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

At December 31, 2014, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $202.5 million was outstanding, and had capacity to borrow up to an additional $227.5 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2014, the actual ratio was 4.02 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2014, the actual ratio was 1.89 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2014, such sum was $294.2 million and the actual Tangible Net Worth of the Company was $386.4 million.

At December 31, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment made on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. At December 31, 2014, the principal balance outstanding under the Series A Senior Notes was $80.0 million.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2014, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2014, the actual ratio was 4.02 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2014, the actual ratio was 1.89 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2014, such sum was $294.2 million and the actual tangible net worth of the Company was $386.4 million.

At December 31, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Contractual Obligations and Commitments

At December 31, 2014, the Company’s material contractual obligations and commitments consist of outstanding borrowings under our credit facilities expiring in 2017, outstanding amounts under our 4.03% and 3.68% senior notes due in 2018 and 2021, respectively and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2014 and does not reflect changes that could arise after that date.

Payments Due by Period
(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$202,478	$—	$202,478	$—	$—
4.03% senior notes due in 2018	86,448	22,821	63,627	—	—
3.68% senior notes due in 2021	49,568	1,472	2,944	4,416	40,736
Operating leases for facilities	3,534	1,311	1,596	627	—

Total contractual obligations	$342,028	$25,604	$270,645	$5,043	$40,736

The Company believes that its needs for working capital and capital expenditures through 2015 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company’s Consolidated Statements of Cash Flows on page 69 for a more detailed presentation of the sources and uses of the Company’s cash.

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

Off Balance Sheet Transactions

As of December 31, 2014, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03% and 3.68% senior notes due in 2018 and 2021, respectively, and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2014. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value the Company’s Series A and Series B Senior Notes and the Company’s revolving lines of credit under the Amended Credit Facility and Sweep Service Facility as of December 31, 2014.

(dollar amounts in thousands)	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$202,478	$—	$—	$202,478	$202,478
Weighted average interest rate	2.41%	2.41%	2.41%	2.41%	—	2.41%
4.03% senior notes due in 2018	$20,000	$20,000	$20,000	$20,000	—	$80,000	$82,034
Weighted average interest rate	4.03%	4.03%	4.03%	4.03%	—	4.03%
3.68% senior notes due in 2021	$—	$—	$—	$—	$40,000	$40,000	$40,870
Weighted average interest rate	3.68%	3.68%	3.68%	3.68%	3.68%	3.68%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc. in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary in 2013. The Canadian and Indian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2014, the Company has experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian and Indian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the internal control over financial reporting of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

February 26, 2015

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

San Jose, California

February 26, 2015

MCGRATH RENTCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
Assets
Cash	$1,167	$1,630
Accounts receivable, net of allowance for doubtful accounts of $2,038 in 2014 and $2,007 in 2013	101,294	87,650
Rental equipment, at cost:
Relocatable modular buildings	664,340	592,391
Electronic test equipment	261,995	267,772
Liquid and solid containment tanks and boxes	303,303	284,005

	1,229,638	1,144,168
Less accumulated depreciation	(403,888)	(377,158)

Rental equipment, net	825,750	767,010

Property, plant and equipment, net	108,628	105,187
Prepaid expenses and other assets	41,424	27,772
Intangible assets, net	10,336	10,662
Goodwill	27,808	27,700

Total assets	$1,116,407	$1,027,611

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$322,478	$290,003
Accounts payable and accrued liabilities	71,357	63,318
Deferred income	29,139	24,003
Deferred income taxes, net	268,902	249,257

Total liabilities	691,876	626,581

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—authorized—40,000 shares issued and outstanding—26,051 shares as of December 31, 2014 and 25,757 shares as of December 31, 2013	106,469	103,023
Retained earnings	318,164	298,038
Accumulated other comprehensive loss	(102)	(31)

Total shareholders’ equity	424,531	401,030

Total liabilities and shareholders’ equity	$1,116,407	$1,027,611

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Revenues
Rental	$269,575	$255,766	$248,444
Rental related services	64,132	53,148	46,920

Rental operations	333,707	308,914	295,364
Sales	72,248	68,443	66,444
Other	2,167	2,152	2,231

Total revenues	408,122	379,509	364,039

Costs and Expenses
Direct costs of rental operations
Depreciation of rental equipment	72,678	68,208	63,819
Rental related services	48,849	40,189	37,207
Other	56,946	55,017	45,581

Total direct costs of rental operations	178,473	163,414	146,607
Cost of sales	47,430	47,080	49,173

Total costs of revenues	225,903	210,494	195,780

Gross profit	182,219	169,015	168,259
Selling and administrative expenses	96,859	88,765	86,278

Income from operations	85,360	80,250	81,981
Other income (expense):
Interest expense	(9,280)	(8,687)	(9,149)
Gain on sale of property, plant and equipment	812	—	—
Foreign currency exchange gain (loss)	(331)	(189)	35

Income before provision for income taxes	76,561	71,374	72,867
Provision for income taxes	30,852	27,977	28,090

Net income	$45,709	$43,397	$44,777

Earnings per share:
Basic	$1.77	$1.71	$1.80
Diluted	$1.75	$1.67	$1.78
Shares used in per share calculations:
Basic	25,914	25,433	24,759
Diluted	26,175	25,926	25,156
Cash dividends declared per share	$0.98	$0.96	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$45,709	$43,397	$44,777
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefits of $11 in 2014 and $6 in 2013	(71)	(31)	—

Comprehensive income	$45,638	$43,366	$44,777

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2011	24,576	$74,878	258,264	—	$333,142
Net income	—	—	44,777	—	44,777
Share-based compensation	—	3,840	—	—	3,840
Common stock issued under stock plans, net of shares withheld for employee taxes	355	5,841	—	—	5,841
Excess tax benefit from equity awards	—	1,033	—	—	1,033
Taxes paid related to net share settlement of stock awards	—	(250)	—	—	(250)
Dividends accrued of $0.94 per share	—	—	(23,645)	—	(23,645)
Balance at December 31, 2012	24,931	85,342	279,396	—	364,738
Net income	—	—	43,397	—	43,397
Share-based compensation	—	3,680	—	—	3,680
Common stock issued under stock plans, net of shares withheld for employee taxes	826	15,067	—	—	15,067
Excess tax benefit from equity awards	—	1,329	—	—	1,329
Taxes paid related to net share settlement of stock awards	—	(2,395)	—	—	(2,395)
Dividends accrued of $0.96 per share	—	—	(24,755)		(24,755)
Other comprehensive loss	—	—	—	$(31)	(31)
Balance at December 31, 2013	25,757	$103,023	$298,038	(31)	$401,030
Net income	—	—	45,709	—	45,709
Share-based compensation	—	3,854	—	—	3,854
Common stock issued under stock plans, net of shares withheld for employee taxes	294	1,729	—	—	1,729
Excess tax benefit from equity awards	—	1,822	—	—	1,822
Taxes paid related to net share settlement of stock awards	—	(3,959)	—	—	(3,959)
Dividends accrued of $0.98 per share	—	—	(25,583)		(25,583)
Other comprehensive loss	—	—	—	(71)	(71)
Balance at December 31, 2014	26,051	$106,469	$318,164	$(102)	$424,531

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$45,709	$43,397	$44,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,125	76,849	72,476
Provision for doubtful accounts	1,825	2,144	4,263
Share-based compensation	3,854	3,680	3,840
Gain on sale of used rental equipment	(15,368)	(13,091)	(12,389)
Gain on sale of property, plant and equipment	(812)	—	—
Foreign currency exchange (gain) loss	331	189	(35)
Change in:
Accounts receivable	(15,469)	2,462	(3,848)
Prepaid expenses and other assets	(13,652)	8,265	(2,337)
Accounts payable and accrued liabilities	10,662	6,506	(3,421)
Deferred income	5,136	(2,921)	1,857
Deferred income taxes	19,645	22,693	21,198

Net cash provided by operating activities	122,986	133,643	126,381

Cash Flows from Investing Activities:
Purchases of rental equipment	(152,197)	(132,611)	(131,805)
Purchases of property, plant and equipment	(12,740)	(11,973)	(14,161)
Proceeds from sale of used rental equipment	32,556	33,380	30,970
Proceeds from sale of property, plant and equipment	2,501	—	—

Net cash used in investing activities	(129,880)	(111,204)	(114,996)

Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	12,475	(11,997)	5,500
Borrowings under Series B senior notes	40,000	—	—
Principal payments on Series A senior notes	(20,000)	—	—
Proceeds from the exercise of stock options	1,729	15,067	5,841
Excess tax benefit from exercise and disqualifying disposition of stock options	1,822	1,329	1,033
Taxes paid related to net share settlement of stock awards	(3,959)	(2,395)	(250)
Payment of dividends	(25,551)	(24,423)	(23,126)

Net cash provided by (used in) financing activities	6,516	(22,419)	(11,002)

Effect of foreign currency exchange rate changes on cash	(85)	(2)	—

Net increase (decrease) in cash	(463)	18	383
Cash balance, beginning of period	1,630	1,612	1,229

Cash balance, end of period	$1,167	$1,630	$1,612

Interest paid, during the period	$9,074	$8,813	$9,107

Net income taxes paid, during the period	$22,275	$11,074	$5,842

Dividends accrued during the period, not yet paid	$6,526	$6,373	$6,194

Rental equipment acquisitions, not yet paid	$4,942	$8,533	$4,491

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2014, 2013 and 2012.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	December 31,
		2014	2013
Land	Indefinite	$38,455	$37,354
Land improvements	20 – 50	39,715	39,068
Buildings	30	21,486	21,151
Furniture, office and computer equipment	3 – 10	32,544	30,761
Machinery and service equipment	5 – 20	24,454	20,106

		156,654	148,440
Less accumulated depreciation		(53,503)	(47,058)

		103,151	101,382
Construction in progress		5,477	3,805

		$108,628	$105,187

Property, plant and equipment depreciation expense was $7.6 million, $7.8 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Construction in progress at December 31, 2014 and 2013 consisted primarily of costs related to acquisition of land and land improvements.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Maintenance and training costs are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software costs are included in property, plant and equipment. The Company capitalized $0.4 million and $3.5 million in internal use software during the years ended December 31, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $2.4 million, $2.4 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred tax assets and liabilities are recorded for the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Consolidated Statements of Income.

The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years. At December 31, 2014 and 2013, goodwill and trade name intangible assets which have indefinite lives totaled $33.5 million and $33.4 million, respectively.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal years ended 2014, 2013 or 2012. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2014	2013	2012
Weighted-average common stock for calculating basic earnings per share	25,914	25,433	24,759
Effect of potentially dilutive securities from equity-based compensation	261	493	397

Weighted-average common stock for calculating diluted earnings per share	26,175	25,926	25,156

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	9	20	1,049

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $21.1 million at December 31, 2014 and $18.9 million at December 31, 2013. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts activity was as follows:

(in thousands)	2014	2013
Beginning balance, January 1	$2,007	$3,000
Provision for doubtful accounts	1,825	2,144
Write-offs, net of recoveries	(1,794)	(3,137)

Ending balance, December 31	$2,038	$2,007

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $122.9 million and $104.6 million compared to the recorded value of $120.0 million and $100.0 million as of December 31, 2014 and 2013, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values. The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant. The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when vesting conditions are met. In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known. The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. Further information regarding share-based compensation can be found in “Note 5—Benefit Plans”.

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

Reclassifications

In order to conform to current year presentation, certain amounts on the Consolidated Balance Sheets were reclassified from “Deferred income taxes, net” to “Prepaid and other assets”, on the Consolidated Statements of Income certain amounts were reclassified from “Other revenues” to “Foreign currency exchange gain (loss)” and on the Consolidated Statements of Cash Flows certain amounts were reclassified from “Proceeds from the exercise of stock options” to “Taxes paid related to net share settlement of stock awards”. These reclassifications had no impact on net income, earnings per share or operating cash flows.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of this guidance is to establish the principles to report useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers. The guidance in the update is effective for the interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements.

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

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern. This ASU is intended to define management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as going concern and provide related footnote disclosures. The amendments in this ASU will be effective for the Company in the fourth quarter of fiscal 2016, with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

NOTE 2.	FINANCED LEASE RECEIVABLES

The Company has entered into sales-type leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2014	2013
Gross minimum lease payments receivable	$3,489	$5,462
Less—unearned interest	(188)	(314)

Net investment in sales type lease receivables	$3,301	$5,148

As of December 31, 2014, the future minimum lease payments under non-cancelable sales-type leases to be received in 2015 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2015	$2,828
2016	568
2017	93
2018	—

Total minimum future lease payments	$3,489

NOTE 3.	NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2014	2013
Unsecured revolving lines of credit	$202,478	$190,003
4.03% senior notes due in 2018	80,000	100,000
3.68% senior notes due in 2021	40,000	—

	$322,478	$290,003

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, the future minimum payments under the unsecured revolving lines of credit, 4.03% senior notes due in 2018 and 3.68% senior notes due in 2021 are as follows:

(in thousands)
Year Ended December 31,
2015	$20,000
2016	20,000
2017	222,478
2018	20,000
2019 and thereafter	40,000

$322,478

Unsecured Revolving Lines of Credit

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaced the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. Amounts outstanding under the Amended Credit Facility at December 31, 2014 and 2013 were $200.0 million and $186.0 million, respectively.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize Union Bank, N.A. for its cash management services. Amounts outstanding under the Sweep Service Facility at December 31, 2014 and 2013 were $2.5 million and $4.0 million, respectively.

At December 31, 2014, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $202.5 million was outstanding, and had capacity to borrow up to an additional $227.5 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2014, the actual ratio was 4.02 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2014, the actual ratio was 1.89 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2014, such sum was $294.2 million and the actual Tangible Net Worth of the Company was $386.4 million.

Amounts borrowed under the Amended Credit Facility bear interest at the Company’s option at either: (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin. The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2014 and 2013, the applicable margins were 1.50% for LIBOR based loans, 0.50% for base rate loans and 0.25% for

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unused fees. Amounts borrowed under the Sweep Service Facility are based upon the Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $10.0 million facility not used. The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility. The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2014	2013
Maximum amount outstanding	$208,894	$202,000
Average amount outstanding	$191,248	$187,644
Weighted average interest rate, during the period	2.41%	2.45%
Prime interest rate, end of period	3.25%	3.25%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. At December 31, 2014 and 2013, the principal balance outstanding under the Series A Senior Notes were $80.0 million and $100.0 million, respectively.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2014, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2014, the actual ratio was 4.02 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2014, the actual ratio was 1.89 to 1.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At December 31, 2014, such sum was $294.2 million and the actual Tangible Net Worth of the Company was $386.4 million.

At December 31, 2014, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 4.	INCOME TAXES

Income before provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2014	2013	2012
U.S.	$76,848	$71,678	$72,555
Foreign	(287)	(304)	312

	$76,561	$71,374	$72,867

The provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$7,494	$1,188	$1,634
State	2,139	1,803	653
Foreign	1,572	2,217	2,599

	11,205	5,208	4,886

Deferred:
U.S. Federal	17,986	21,067	20,952
State	1,927	1,818	2,252
Foreign	(266)	(116)	—

	19,647	22,769	23,204

Total	$30,852	$27,977	$28,090

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	4.1	4.2
Other	1.2	0.1	(0.6)

	40.3%	39.2%	38.6%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2014	2013
Deferred tax liabilities:
Accelerated depreciation	$272,496	$257,537
Prepaid costs currently deductible	6,358	4,794
Other	4,404	3,242

Total deferred tax liabilities	283,258	265,573

Deferred tax assets:
Accrued costs not yet deductible	7,463	6,638
Allowance for doubtful accounts	788	775
Net operating loss carry forwards and credits	302	2,736
Deferred revenues	1,132	305
Share-based compensation	4,671	5,862

Total deferred tax assets	14,356	16,316

Deferred income taxes, net	$268,902	$249,257

In 2014, 2013 and 2012 the Company obtained an excess tax benefit of $1.8 million, $1.3 million and $1.0 million, respectively, from the exercise of non-qualified stock options and early dispositions of stock obtained through the exercise of incentive stock options by employees. The tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently reinvested, aggregated approximately $1.6 million and $1.2 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company’s foreign net operating losses for tax purposes were $1.0 million. If not utilized, these carry forwards will begin to expire in 2022. As of December 31, 2013, the Company had state and foreign tax credit carry forwards of $2.6 million, which were fully utilized during 2014.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2014 and 2013. In addition, there have been no material changes in unrecognized benefits during 2014, 2013 and 2012.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2014, 2013 and 2012.

NOTE 5.	BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company. The 2007 Plan is a shareholder approved plan with the initial 1,875,000 share authorization increased by 815,000 shares in 2009 and 1,500,000 shares in 2012. The 2007 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, RSUs, the vesting of which may be performance-based or service-based, and other rights and benefits. Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2007 Plan by two shares. Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2007 Plan replaced the Company’s 1998 Plan and the 2000 Long-Term Bonus Plan. There were no modifications to the 2007 Plan and no awards classified as liabilities in the year ended December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, the share-based compensation expense was $3.9 million, $3.7 million and $3.8 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.5 million, $1.4 million and $1.5 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2014, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, the share-based compensation expenses, net of taxes, reduced net income by $2.3 million, $2.2 million and $2.4 million, respectively, or $0.09 per diluted share for each of the three years ended December 31, 2014.

Stock Options

As of December 31, 2014, a cumulative total of 6,821,000 shares subject to options have been granted with exercise prices ranging from $3.47 to $38.89. Of these, options have been exercised for the purchase of 4,583,868 shares, while options for 887,872 shares have been terminated, and options for 1,343,760 shares with exercise prices ranging from $15.62 to $38.89 remained outstanding under the stock plans. Most of these options vest over five years and expire seven and ten years after grant. To date, no options have been issued to any of the Company’s non-employee advisors. As of December 31, 2014, 1,205,444 shares remained available for issuance of awards under the stock plans.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s option activity and related information for the three years ended December 31, 2014 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2011	3,086,019	$23.52
Options granted	128,500	29.63
Options exercised	(327,498)	17.95
Options cancelled/forfeited/expired	(48,468)	27.63

Balance at December 31, 2012	2,838,553	24.37
Options granted	192,800	29.14
Options exercised	(1,237,341)	24.71
Options cancelled/forfeited/expired	(21,950)	25.20

Balance at December 31, 2013	1,772,062	24.68
Options granted	203,600	32.79
Options exercised	(612,682)	21.55
Options cancelled/forfeited/expired	(19,220)	30.35

Balance at December 31, 2014	1,343,760	$27.25	2.97	$11.6

Exercisable at December 31, 2014	883,605	$25.37	1.80	$9.3
Expected to vest after December 31, 2014	414,140	$30.68	5.22	$2.1

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $8.4 million, $11.5 million and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, determined as of the date of option exercise. As of December 31, 2014, there was approximately $3.5 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2014	Weighted- average remaining contractual life (Years)	Weighted- average grant date value	Number exercisable at December 31, 2014	Weighted- average grant date value
$15–20	149,700	1.17	$15.62	149,700	$15.62
20–25	229,225	1.79	23.19	212,040	23.18
25–30	653,435	2.56	29.12	510,465	29.24
30–35	302,000	5.56	32.35	10,400	32.40
35–40	9,400	5.96	37.83	1,000	38.89

$15–40	1,343,760	2.97	$27.25	883,605	$25.37

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	5.0	5.0	5.0
Expected volatility	40.5%	50.3%	52.1%
Expected dividend yields	3.0%	3.3%	3.2%
Risk-free interest rates	1.5%	0.8%	0.8%

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

The weighted average grant date fair value per share was $9.17, $9.87 and $10.28 during the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2014:

	Number of shares	Weighted- average grant Date fair value	Aggregate intrinsic value (in millions)
Balance at December 31, 2011	187,810	$26.33
RSUs granted	109,200	31.37
RSUs vested	(34,190)	27.85
RSUs cancelled/forfeited/expired	—	—

Balance at December 31, 2012	262,820	28.22
RSUs granted	150,300	26.89
RSUs vested	(87,840)	24.98
RSUs cancelled/forfeited/expired	(4,300)	29.24

Balance at December 31, 2013	320,980	28.47
RSUs granted	118,864	30.85
RSUs vested	(120,721)	27.30
RSUs cancelled/forfeited/expired	(7,540)	30.34

Balance at December 31, 2014	311,583	$29.78	$11.2

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-based RSUs vest over five years, with 60% of the shares immediately vesting after three years when the performance has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant. There were 137,036 performance-based RSUs expected to vest as of December 31, 2014. Service-based RSUs have been issued to the Company’s directors and generally vest over twelve to fourteen months. There were 18,340 service-based RSUs expected to vest as of December 31, 2014. No forfeitures are currently expected.

Share-based compensation expense for RSUs for the year ended December 31, 2014, 2013 and 2012 was $2.3 million, $2.0 million and $1.8, respectively. As of December 31, 2014, the total unrecognized compensation expense related to unvested RSUs was $3.2 million and is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Ownership and 401(k) Plans

On August 1, 2012 the Company amended and restated the Employee Stock Ownership Plan, the 401(k) Plans and the Enviroplex 401(k) Plans (“Plans”) to become the McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”). In conjunction with this, the Plans’ assets totaling approximately $16.4 million in cash were concurrently transferred into the KSOP. The KSOP plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2014 dividends deducted by the Company were $0.3 million, which resulted in a tax benefit of approximately $0.1 million in 2014.

At December 31, 2014, the KSOP held 328,400 shares, or less than 2% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 6.	SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization of the Company’s Board of Directors. Shares repurchased by the Company are cancelled and returned to the status of authorized but unissued stock. On May 14, 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. There were no repurchases of common stock in 2014 and 2013. As of December 31, 2014, 2,000,000 shares remain authorized for repurchase under this authorization.

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

(in thousands)

Year Ended December 31,
2015	$1,311
2016	910
2017	686
2018	627
Thereafter	—

$3,534

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was $3.4 million, $3.1 million and $3.1 million in 2014, 2013 and 2012, respectively.

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

NOTE 8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life (In years)	December 31,
		2014	2013
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,100

		15,311	14,800
Less accumulated amortization		(4,975)	(4,138)

		$10,336	$10,662

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense for each of the years ended December 31, 2014, 2013 and 2012 was $0.8 million. Based on the carrying values at December 31, 2014 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.8 million in 2015 through 2019.

NOTE 9.	RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $13.6 million and $38.3 million, during the years ended December 31, 2013, 2012, respectively from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party. Amounts due to Sabre at December 31, 2013 were zero. There were no related party transactions in the year ended December 31, 2014, or amounts owed to related parties at such date.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.	SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes. As separate corporate entities, Adler Tanks and Enviroplex revenues and expenses are separately maintained from Mobile Modular and TRS-RenTelco. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2014, 2013 and 2012, for the Company’s reportable segments is shown in the following tables:

Segment Data	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2014
Rental revenues	$96,457	$99,020	$74,098	$—	$269,575
Rental related services revenues	35,263	3,331	25,538	—	64,132
Sales and other revenues	29,855	25,951	1,152	17,457	74,415
Total revenues	161,575	128,302	100,788	17,457	408,122
Depreciation of rental equipment	16,536	40,935	15,207	—	72,678
Gross profit	63,455	60,249	53,452	5,063	182,219
Interest expense (income) allocation	4,768	2,075	2,618	(181)	9,280
Income before provision for income taxes	16,959	34,383	23,605	1,614	76,561
Rental equipment acquisitions	82,792	45,158	20,652	—	148,602
Accounts receivable, net (period end)	46,797	28,849	21,031	4,617	101,294
Rental equipment, at cost (period end)	664,340	261,995	303,303	—	1,229,638
Rental equipment, net book value (period end)	473,960	105,729	246,061	—	825,750
Utilization (period end)[2]	75.0%	59.8%	63.9%
Average utilization[2]	72.3%	60.4%	62.9%

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data (Continued)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex[1]	Consolidated
(dollar amounts in thousands)
Year Ended December 31,
2013
Rental revenues	$82,503	$102,101	$71,162	$—	$255,766
Rental related services revenues	28,891	3,095	21,162	—	53,148
Sales and other revenues	21,267	29,857	1,616	17,855	70,595
Total revenues	132,661	135,053	93,940	17,855	379,509
Depreciation of rental equipment	14,459	39,953	13,796	—	68,208
Gross profit	50,423	63,520	51,076	3,996	169,015
Interest expense (income) allocation	4,318	2,156	2,419	(206)	8,687
Income before provision for income taxes	9,617	36,633	24,013	1,111	71,374
Rental equipment acquisitions	52,953	52,625	31,023	—	136,601
Accounts receivable, net (period end)	37,163	27,328	21,915	1,244	87,650
Rental equipment, at cost (period end)	592,391	267,772	284,005	—	1,144,168
Rental equipment, net book value (period end)	415,366	109,988	241,656	—	767,010
Utilization (period end)[2]	70.7%	58.2%	57.7%
Average utilization[2]	68.3%	62.7%	64.2%

2012
Rental revenues	$79,518	$101,645	$67,281	$—	$248,444
Rental related services revenues	25,775	3,673	17,472	—	46,920
Sales and other revenues	14,474	27,820	2,558	23,823	68,675
Total revenues	119,767	133,138	87,311	23,823	364,039
Depreciation of rental equipment	13,942	38,174	11,703	—	63,819
Gross profit	52,022	62,048	51,157	3,032	168,259
Interest expense (income) allocation	4,547	2,384	2,350	(132)	9,149
Income (loss) before provision for income taxes	13,443	33,631	26,706	(913)	72,867
Rental equipment acquisitions	21,042	51,793	55,919	—	128,754
Accounts receivable, net (period end)	39,066	24,654	24,323	4,213	92,256
Rental equipment, at cost (period end)	551,101	266,934	254,810	—	1,072,845
Rental equipment, net book value (period end)	384,813	107,999	226,041	—	718,853
Utilization (period end)[2]	66.7%	64.1%	67.5%
Average utilization[2]	66.4%	65.8%	71.5%
1	Gross Enviroplex sales revenues were $19,017, $17,859 and $24,240 in 2014, 2013 and 2012, respectively, which includes inter-segment sales to Mobile Modular of $1,560, $4 and $417, which have been eliminated in consolidation.

2	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2014, 2013 and 2012. Revenue from foreign country customers accounted for 5%, 7% and 9% of the Company’s revenues for the same periods, respectively.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2014 is summarized below:

(in thousands, except per share amounts)	2014
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$62,430	$65,809	$69,642	$71,694	$269,575
Total revenues	87,560	95,745	113,025	111,792	408,122
Gross profit	38,638	42,079	49,298	52,204	182,219
Income from operations	15,227	18,239	25,098	26,796	85,360
Income before provision for income taxes	12,936	16,794	22,609	24,222	76,561
Net income	7,871	10,205	13,746	13,887	45,709
Earnings per share:
Basic	$0.31	$0.39	$0.53	$0.54	$1.77
Diluted	$0.30	$0.39	$0.53	$0.53	$1.75
Dividends declared per share	$0.245	$0.245	$0.245	$0.245	$0.98
Shares used in per share calculations:
Basic	25,789	25,912	25,953	25,999	25,914
Diluted	26,230	26,220	26,152	26,206	26,175
Balance Sheet Data
Rental equipment, net	$775,875	$795,532	$817,898	$825,750	$825,750
Total assets	1,021,613	1,051,764	1,089,130	1,116,407	1,116,407
Notes payable	288,081	307,000	322,280	322,478	322,478
Shareholders’ equity	401,563	406,439	414,519	424,531	424,531

	2013
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$60,601	$63,043	$65,941	$66,181	$255,766
Total revenues	88,742	87,156	108,839	94,772	379,509
Gross profit	39,027	40,169	45,189	44,630	169,015
Income from operations	17,389	18,377	22,806	21,678	80,250
Income before provision for income taxes	15,157	16,197	20,679	19,341	71,374
Net income	9,215	9,848	12,573	11,761	43,397
Earnings per share:
Basic	$0.37	$0.39	$0.49	$0.46	$1.71
Diluted	$0.36	$0.38	$0.48	$0.45	$1.67
Dividends declared per share	$0.24	$0.24	$0.24	$0.24	$0.96
Shares used in per share calculations:
Basic	25,003	25,354	25,649	25,717	25,433
Diluted	25,435	25,818	26,095	26,211	25,926
Balance Sheet Data
Rental equipment, net	$726,100	$737,636	$753,810	$767,010	$767,010
Total assets	967,131	985,262	1,009,435	1,027,611	1,027,611
Notes payable	281,251	278,875	280,902	290,003	290,003
Shareholders’ equity	372,864	387,779	395,694	401,030	401,030

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2014, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control.    Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 60.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be held on June 10, 2015, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be held on June 10, 2015, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be held on June 10, 2015, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be held on June 10, 2015, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be held on June 10, 2015, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

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

Date: February 26, 2015	MCGRATH RENTCORP

	by:	/s/ Dennis C. Kakures DENNIS C. KAKURES
Chief Executive Officer, President and Director
(Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson WILLIAM J. DAWSON	Director	February 26, 2015

/s/ Elizabeth A. Fetter ELIZABETH A. FETTER	Director	February 26, 2015

/s/ Robert C. Hood ROBERT C. HOOD	Director	February 26, 2015

/s/ Dennis C. Kakures DENNIS C. KAKURES	Chief Executive Officer, President and Director	February 26, 2015

/s/ M. Richard Smith M. RICHARD SMITH	Director	February 26, 2015

/s/ Dennis P. Stradford DENNIS P. STRADFORD	Director	February 26, 2015

/s/ Ronald H. Zech RONALD H. ZECH	Chairman of the Board	February 26, 2015

Number	Description	Method of Filing
3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.
3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.
3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.
3.2	Amended and Restated By-Laws of McGrath RentCorp, as amended and restated on July 26, 2010.	Filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (filed November 1, 2010), and incorporated herein by reference.
3.2.1	Amended and Restated Bylaws	Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed March 3, 2014) and incorporated herein by reference.
3.2.2	Amended and Restated Bylaws	Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed June 17, 2014) and incorporated herein by reference.
4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.
4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
4.1.3	Multiparty Guaranty between Enviroplex, Inc., Mobile Modular Management Corporation, Prudential Investment Management, Inc., and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.13 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.4	Release from Obligations (TRS-RenTelco Inc.) related to the Note Purchase and Private Shelf Agreement dated June 2, 2004 by and among the Company, certain parties thereto, and Prudential Investment Management, Inc.	Filed as exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (filed August 3, 2006) and incorporated herein by reference.
4.1.5	Indemnity, Contribution and Subordination Agreement between Enviroplex, Inc., Mobile Modular Management Corporation, the Company and such other parties that become Guarantors thereunder, dated June 2, 2004.	Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.
4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009), and incorporated herein by reference.
4.1.7	Amendment, dated as of March 17, 2014, to the Note Purchase and Private Shelf Agreement dated as of April 21, 2011 among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 20, 2014) and incorporated herein by reference.
4.2	Credit Agreement dated as of May 14, 2008 among the Company, Bank of America, N.A. as Administrative Agent, Swing line Lender and L/C Issuer, and the Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.1	Guaranty dated as of May 14, 2008 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 15, 2008), and incorporated herein by reference.
4.2.2	Amendment and Waiver to Credit Agreement dated March 11, 2011, between the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lenders and L/C Issuers, and the Other Lenders Party Thereto.	Filed as exhibit 10.7 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2011 (filed May 5, 2011), and incorporated herein by reference.

Number	Description	Method of Filing
4.3	$5,000,000 Committed Credit Facility Letter Agreement between the Company and Union Bank of California, N.A., dated as of June 26, 2008.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 27, 2008) and incorporated herein by reference.
4.3.1	$5,000,000 Credit Line Note, dated June 26, 2008.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 27, 2008), and incorporated herein by reference.
4.4	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., dated April 21, 2011.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2011), and incorporated herein by reference.
4.5	Amended and Restated Credit Agreement dated as of June 15, 2012 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto. (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.5.1	Guaranty dated as of June 15, 2012 among each Subsidiary of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders. (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.6	$10,000,000 committed Credit Facility Letter Agreement between the Company and Union Bank, N.A., dated as of June 15, 2012. (Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.)	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
4.6.1	$10,000,000 Credit Line Note, dated June 15, 2012, in favor of Union Bank, N.A. (Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed June 18, 2012), and incorporated herein by reference.	Filed as exhibit 4.3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed July 31, 2012) and incorporated herein by reference.
10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.
10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.
10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.
10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.
10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.
10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

Number	Description	Method of Filing
10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.
10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.
10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company’s Quarterly Report on from 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.
21.1	List of Subsidiaries.	Filed herewith.
23	Written Consent of Grant Thornton LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.