Form 10-Q
period 2015-03-31
MCGRATH RENTCORP
filed 2015-04-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

As of April 29, 2015, 26,149,052 shares of Registrant’s Common Stock were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (“the Company”) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 26, 2015. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

San Jose, California

April 30, 2015

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Revenues
Rental	$65,502	$62,430
Rental related services	15,367	13,512

Rental operations	80,869	75,942
Sales	8,787	11,038
Other	532	580

Total revenues	90,188	87,560

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,682	17,897
Rental related services	11,899	10,307
Other	15,211	13,550

Total direct costs of rental operations	45,792	41,754
Costs of sales	5,309	7,168

Total costs of revenues	51,101	48,922

Gross profit	39,087	38,638
Selling and administrative expenses	25,212	23,411

Income from operations	13,875	15,227
Other income (expense):
Interest expense	(2,391)	(2,203)
Foreign currency exchange loss	(168)	(88)

Income before provision for income taxes	11,316	12,936
Provision for income taxes	4,470	5,065

Net income	$6,846	$7,871

Earnings per share:
Basic	$0.26	$0.31
Diluted	$0.26	$0.30
Shares used in per share calculation:
Basic	26,091	25,789
Diluted	26,276	26,230
Cash dividends declared per share	$0.250	$0.245

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$6,846	$7,871
Other comprehensive income:
Foreign currency translation adjustment, net of tax provision of $16 in 2015 and $6 in 2014	72	28

Comprehensive income	$6,918	$7,899

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	March 31, 2015	December 31, 2014
Assets
Cash	$777	$1,167
Accounts receivable, net of allowance for doubtful accounts of $2,042 in 2015 and $2,038 in 2014	89,361	101,294
Rental equipment, at cost:
Relocatable modular buildings	678,990	664,340
Electronic test equipment	269,575	261,995
Liquid and solid containment tanks and boxes	305,751	303,303

	1,254,316	1,229,638
Less accumulated depreciation	(415,238)	(403,888)

Rental equipment, net	839,078	825,750

Property, plant and equipment, net	109,627	108,628
Prepaid expenses and other assets	35,287	41,424
Intangible assets, net	10,118	10,336
Goodwill	27,808	27,808

Total assets	$1,112,056	$1,116,407

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$320,923	$322,478
Accounts payable and accrued liabilities	70,242	71,357
Deferred income	29,359	29,139
Deferred income taxes, net	265,684	268,902

Total liabilities	686,208	691,876

Shareholders’ equity:
Common stock, no par value -
Authorized - 40,000 shares
Issued and Outstanding – 26,130 shares as of March 31, 2015 and 26,051 shares as of December 31, 2014	107,745	106,469
Retained earnings	318,133	318,164
Accumulated other comprehensive loss	(30)	(102)

Total shareholders’ equity	425,848	424,531

Total liabilities and shareholders’ equity	$1,112,056	$1,116,407

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$6,846	$7,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,906	19,932
Provision for doubtful accounts	333	456
Non-cash share-based compensation	931	955
Gain on sale of used rental equipment	(2,869)	(2,500)
Foreign currency exchange loss	168	88
Change in:
Accounts receivable	11,600	4,123
Prepaid expenses and other assets	6,137	2,587
Accounts payable and accrued liabilities	(6,421)	2,740
Deferred income	220	(2,315)
Deferred income taxes	(3,218)	4,115

Net cash provided by operating activities	34,633	38,052

Cash Flows from Investing Activities:
Purchase of rental equipment	(29,974)	(31,759)
Purchase of property, plant and equipment	(3,005)	(2,812)
Proceeds from sale of used rental equipment	6,111	6,430

Net cash used in investing activities	(26,868)	(28,141)

Cash Flows from Financing Activities:
Net repayments under bank lines of credit	(1,555)	(41,922)
Borrowing under Series B senior notes	—	40,000
Proceeds from the exercise of stock options	958	76
Excess tax benefit from exercise and disqualifying disposition of stock options	19	508
Taxes paid related to net share settlement of stock awards	(582)	(2,512)
Repurchase of common stock	(377)	—
Payment of dividends	(6,639)	(6,489)

Net cash used in financing activities	(8,176)	(10,339)

Effect of foreign currency exchange rate changes on cash	21	9

Net decrease in cash	(390)	(419)
Cash balance, beginning of period	1,167	1,630

Cash balance, end of period	$777	$1,211

Interest paid, during the period	$2,008	$1,157

Net income taxes paid, during the period	$316	$339

Dividends accrued during the period, not yet paid	$6,552	$6,387

Rental equipment acquisitions, not yet paid	$10,220	$7,464

The accompanying notes are an integral part of these condensed consolidated financial statements

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2015 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 26, 2015 for the year ended December 31, 2014 (the “2014 Annual Report”).

In order to conform to current year presentation, certain amounts on the Consolidated Condensed Statements of Income were reclassified from “Other revenues” to “Foreign currency exchange loss”. This reclassification had no impact on net income, earnings per share or operating cash flows.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

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

	Three Months Ended March 31,
(in thousands)	2015	2014
Weighted-average number of shares of common stock for calculating basic earnings per share	26,091	25,789
Effect of potentially dilutive securities from equity-based compensation	185	441

Weighted-average number of shares of common stock for calculating diluted earnings per share	26,276	26,230

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2015	2014
Options to purchase shares of common stock	26	9

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions and/or through privately negotiated, large block transactions. Furthermore, in March 2015, pursuant to authorization from the Company’s Board of Directors, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 987,790 shares of the Company’s common stock. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During the three months ended March 31, 2015, the Company repurchased 12,210 shares of common stock for an aggregate repurchase price of $0.4 million, or an average price of $30.91 per share. There were no repurchases of common stock during the three months ended March 31, 2014. As of March 31, 2015, 1,987,790 shares remain authorized for repurchase.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated Useful Life In Years	March 31, 2015	December 31, 2014
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611

		15,311	15,311
Less accumulated amortization		(5,193)	(4,975)

		$10,118	$10,336

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year. The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2014. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at March 31, 2015 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.6 million for the remainder of fiscal year 2015 and $0.8 million in each of the fiscal years 2016 through 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business”, and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2015 and 2014 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2015
Rental revenues	$26,408	$22,111	$16,983	$—	$65,502
Rental related services revenues	9,103	656	5,608	—	15,367
Sales and other revenues	3,373	5,327	307	312	9,319
Total revenues	38,884	28,094	22,898	312	90,188
Depreciation of rental equipment	4,561	10,152	3,969	—	18,682
Gross profit	15,704	11,310	12,007	66	39,087
Selling and administrative expenses	11,356	6,118	6,918	820	25,212
Income (loss) from operations	4,348	5,192	5,089	(754)	13,875
Interest expense (income) allocation	1,253	529	657	(48)	2,391
Income (loss) before provision for income taxes	3,095	4,495	4,432	(706)	11,316
Rental equipment acquisitions	16,359	16,230	2,665	—	35,254
Accounts receivable, net (period end)	45,818	23,095	18,316	2,132	89,361
Rental equipment, at cost (period end)	678,990	269,575	305,751	—	1,254,316
Rental equipment, net book value (period end)	484,598	109,887	244,593	—	839,078
Utilization (period end) [2]	74.5%	58.6%	61.1%
Average utilization [2]	74.2%	59.9%	61.1%

2014
Rental revenues	$21,533	$23,760	$17,137	$—	$62,430
Rental related services revenues	7,317	722	5,473	—	13,512
Sales and other revenues	4,790	5,159	564	1,105	11,618
Total revenues	33,640	29,641	23,174	1,105	87,560
Depreciation of rental equipment	3,831	10,391	3,675	—	17,897
Gross profit	12,704	13,075	12,440	419	38,638
Selling and administrative expenses	9,740	6,037	6,896	738	23,411
Income (loss) from operations	2,964	7,038	5,544	(319)	15,227
Interest expense (income) allocation	1,103	523	623	(46)	2,203
Income (loss) before provision for income taxes	1,861	6,427	4,921	(273)	12,936
Rental equipment acquisitions	16,825	8,375	5,195	—	30,395
Accounts receivable, net (period end)	36,512	23,731	21,430	1,398	83,071
Rental equipment, at cost (period end)	607,616	263,545	288,641	—	1,159,802
Rental equipment, net book value (period end)	426,983	106,164	242,728	—	775,875
Utilization (period end) [2]	69.4%	56.4%	64.5%
Average utilization [2]	69.9%	56.8%	61.0%

1.	Gross Enviroplex sales revenues were $316 and $1,105 for the three months ended March 31, 2015 and 2014, respectively. In 2015, there were inter-segment sales to Mobile Modular of $4, which have been eliminated in consolidation. There were no inter-segment sales to Mobile Modular in 2014 which required elimination.
2.	Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory. The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2015 and 2014. Revenues from foreign country customers accounted for 6% of the Company’s total revenues for the same periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors. These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26, 2015 (the “2014 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Annual Report. In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2014 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented 6% of the Company’s total revenues in the three months ended March 31, 2015. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2015, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 27%, 40%, 39% and negative 6% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 14%, 50%, 38% and negative 2% for the same period in 2014. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position. Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers. Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company’s modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2014 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 90% and 87% of consolidated revenues in the three months ended March 31, 2015 and 2014, respectively. Of the total rental operations revenues for the three months ended March 31, 2015, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 44%, 28% and 28%, respectively, compared to 38%, 32% and 30%, respectively, in the same period of 2014. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2015 and 2014, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 10% and 13%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2015 and 2014, Mobile Modular and Enviroplex together comprised 40% and 51%, respectively, TRS-RenTelco comprised 57% and 44%, respectively and Adler Tanks comprised 3% and 5%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Net income	$6,846	$7,871	$44,684	$42,053
Provision for income taxes	4,470	5,065	30,257	27,100
Interest	2,391	2,203	9,468	8,687
Depreciation and amortization	20,906	19,932	82,099	77,973

EBITDA	34,613	35,071	166,508	155,813
Share-based compensation	931	955	3,830	3,509

Adjusted EBITDA [1]	$35,544	$36,026	$170,338	$159,322

Adjusted EBITDA margin [2]	39%	41%	41%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,		Twelve Months Ended March 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Adjusted EBITDA [1]	$35,544	$36,026	$170,338	$159,322
Interest paid	(2,008)	(1,157)	(9,925)	(8,695)
Net income taxes paid	(316)	(339)	(22,252)	(9,894)
Gain on sale of used rental equipment	(2,869)	(2,500)	(15,737)	(12,257)
Gain on sale of property, plant and equipment	—	—	(812)	—
Foreign currency exchange loss	188	88	431	331
Change in certain assets and liabilities:
Accounts receivable, net	11,933	4,579	(6,290)	3,955
Prepaid expenses and other assets	6,137	2,587	(10,102)	(3,152)
Accounts payable and other liabilities	(14,196)	1,083	6,245	(582)
Deferred income	220	(2,315)	7,671	1,046

Net cash provided by operating activities	$34,633	$38,052	$119,567	$130,074

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and non-cash share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•	Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2015, the actual ratio was 3.98 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2015, the actual ratio was 1.88 to 1.

At March 31, 2015, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 26, 2015, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2015, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2015 Compared to

Three Months Ended March 31, 2014

Overview

Consolidated revenues for the three months ended March 31, 2015 increased 3% to $90.2 million, from $87.6 million for the same period in 2014. Consolidated net income for the three months ended March 31, 2015 decreased 13% to $6.8 million, from $7.9 million for the same period in 2014. Earnings per diluted share for the three months ended March 31, 2015 decreased 13% to $0.26, from $0.30 for the same period in 2014.

For the three months ended March 31, 2015, on a consolidated basis:

•	Gross profit increased $0.5 million, or 1%, to $39.1 million from $38.6 million for the same period in 2014. Mobile Modular’s gross profit increased $3.0 million, or 24%, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. Enviroplex’s gross profit decreased $0.3 million, primarily due to lower sales revenues. Adler Tanks’ gross profit decreased $0.4 million, or 3%, due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services revenues. TRS-RenTelco’s gross profit decreased $1.8 million, or 13%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues.

•	Selling and administrative expenses increased 8% to $25.2 million from $23.4 million in the same period in 2014, primarily due to increased employee headcount, salaries and employee benefit costs.

•	Interest expense increased $0.2 million to $2.4 million, due to 10% higher average debt levels of the Company, partly offset by 2% lower net average interest rates of 2.97% in 2015 compared to 3.01% in 2014.

•	Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 27%, 40% and 39%, respectively, compared to 14%, 50% and 38%, respectively, for the comparable 2014 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 6% in 2015 compared to negative 2% in 2014.

•	Adjusted EBITDA decreased 1% to $35.5 million, compared to $36.0 million in 2014.

Mobile Modular

For the three months ended March 31, 2015, Mobile Modular’s total revenues increased $5.2 million, or 16% to $38.9 million compared to the same period in 2014, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a 66% increase in pre-tax income to $3.1 million for the three months ended March 31, 2015, from $1.9 million for the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/15 compared to Three Months Ended 3/31/14 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2015	2014	$	%
Revenues
Rental	$26,408	$21,533	$4,875	23%
Rental related services	9,103	7,317	1,786	24%

Rental operations	35,511	28,850	6,661	23%
Sales	3,260	4,672	(1,412)	-30%
Other	113	118	(5)	-4%

Total revenues	38,884	33,640	5,244	16%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,561	3,831	730	19%
Rental related services	6,781	5,335	1,446	27%
Other	9,525	8,473	1,052	12%

Total direct costs of rental operations	20,867	17,639	3,228	18%
Costs of sales	2,313	3,297	(984)	-30%

Total costs of revenues	23,180	20,936	2,244	11%

Gross Profit
Rental	12,322	9,229	3,093	34%
Rental related services	2,322	1,982	340	17%

Rental operations	14,644	11,211	3,433	31%
Sales	947	1,375	(428)	-31%
Other	113	118	(5)	-4%

Total gross profit	15,704	12,704	3,000	24%
Selling and administrative expenses	11,356	9,740	1,616	17%

Income from operations	4,348	2,964	1,384	47%
Interest expense allocation	(1,253)	(1,103)	150	14%

Pre-tax income	$3,095	$1,861	$1,234	66%

Other Information
Average rental equipment [1]	$640,753	$570,371	$70,382	12%
Average rental equipment on rent	$475,646	$398,968	$76,678	19%
Average monthly total yield [2]	1.37%	1.26%		9%
Average utilization [3]	74.2%	69.9%		6%
Average monthly rental rate [4]	1.85%	1.80%		3%
Period end rental equipment [1]	$645,803	$577,700	$68,103	12%
Period end utilization [3]	74.5%	69.4%		7%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended March 31, 2015 increased 24%, to $15.7 million from $12.7 million for the same period in 2014. For the three months ended March 31, 2015 compared to the same period in 2014:

•	Gross Profit on Rental Revenues – Rental revenues increased $4.9 million, or 23%, primarily due to 19% higher average rental equipment on rent and 3% higher average monthly rental rates in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 17% in 2015 compared to 18% in 2014 and other direct costs were 36% in 2015 compared to 39% in 2014, which resulted in gross margin percentages of 47% in 2015 compared to 43% in 2014. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing 34% to $12.3 million in 2015.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $1.8 million, or 24%, compared to 2014. Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, higher delivery and return delivery revenues at Mobile Modular Portable Storage and repair revenues. The higher revenues, partly offset by lower gross margin percentage of 26% in 2015 compared to 27% in 2014, resulted in rental related services gross profit increasing by 17% to $2.3 million in 2015 from $2.0 million in 2014.

•	Gross Profit on Sales – Sales revenues decreased $1.4 million, or 30%, primarily due to lower new and used equipment sales, compared to 2014. Lower sales revenues, and flat gross margin percentage of 29% in both 2015 and 2014, resulted in gross profit on sales decreasing 31% to $0.9 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2015, selling and administrative expenses increased 17% to $11.4 million from $9.7 million in the same period in 2014, primarily due to increased employee headcount, salaries and benefit costs.

TRS-RenTelco

For the three months ended March 31, 2015, TRS-RenTelco’s total revenues decreased $1.5 million, or 5%, to $28.1 million compared to the same period in 2014, primarily due to lower rental revenues, partly offset by higher sales revenues. Pre-tax income decreased $1.9 million, or 30%, to $4.5 million for the three months ended March 31, 2015 from $6.4 million for the same period in 2014, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/15 compared to Three Months Ended 3/31/14 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2015	2014	$	%
Revenues
Rental	$22,111	$23,760	$(1,649)	-7%
Rental related services	656	722	(66)	-9%

Rental operations	22,767	24,482	(1,715)	-7%
Sales	4,940	4,735	205	4%
Other	387	424	(37)	-9%

Total revenues	28,094	29,641	(1,547)	-5%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,152	10,391	(239)	-2%
Rental related services	698	628	70	11%
Other	3,395	2,810	585	21%

Total direct costs of rental operations	14,245	13,829	416	3%
Costs of sales	2,539	2,737	(198)	-7%

Total costs of revenues	16,784	16,566	218	1%

Gross Profit (Loss)
Rental	8,564	10,559	(1,995)	-19%
Rental related services	(42)	94	(136)	-145%

Rental operations	8,522	10,653	(2,131)	-20%
Sales	2,401	1,998	403	20%
Other	387	424	(37)	-9%

Total gross profit	11,310	13,075	(1,765)	-13%
Selling and administrative expenses	6,118	6,037	81	1%

Income from operations	5,192	7,038	(1,846)	-26%
Interest expense allocation	(529)	(523)	6	1%
Foreign currency exchange loss	(168)	(88)	80	91%

Pre-tax Income	$4,495	$6,427	$(1,932)	-30%

Other Information
Average rental equipment [1]	$264,247	$266,926	$(2,679)	-1%
Average rental equipment on rent	$158,142	$151,719	$6,423	4%
Average monthly total yield [2]	2.79%	2.97%		-6%
Average utilization [3]	59.9%	56.8%		5%
Average monthly rental rate [4]	4.66%	5.22%		-11%
Period end rental equipment [1]	$268,190	$263,164	$5,026	2%
Period end utilization [3]	58.6%	56.4%		4%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended March 31, 2015 decreased 13% to $11.3 million from $13.1 million for the same period in 2014. For the three months ended March 31, 2015 compared to the same period in 2014:

•	Gross Profit on Rental Revenues – Rental revenues decreased $1.6 million, or 7%, other direct costs increased $0.6 million, or 21% and depreciation expense decreased $0.2 million, or 2%, resulting in decreased gross profit on rental revenues of $2.0 million, or 19%, to $8.6 million. As a percentage of rental revenues, depreciation was 46% in 2015, compared to 44% in 2014 and other direct costs were 15% in 2015 and 12% in 2014, which resulted in gross margin percentage of 39% in 2015 and 44% in 2014. The rental revenues decrease was due to 11% lower monthly rental rate, partly offset by 4% higher average rental equipment on rent in 2015 as compared to 2014.

•	Gross Profit on Sales – Sales revenues increased 4% to $4.9 million in 2015, primarily due to higher used equipment sales. Gross margin percentage was 49% in 2015, compared to 42% in 2014, primarily due to higher gross margins on new and used equipment sales, resulting in gross profit on sales increasing 20% to $2.4 million in 2015. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2015, selling and administrative expenses increased 1%, to $6.1 million from $6.0 million in the same period in 2014.

Adler Tanks

For the three months ended March 31, 2015, Adler Tanks’ total revenues decreased $0.3 million, or 1%, to $22.9 million compared to the same period in 2014, primarily due to lower sales and rental revenues, partly offset by higher rental related services revenues. The revenue decrease, together with lower gross margin on rental revenues, resulted in a $0.5 million decrease in pre-tax income to $4.4 million for the three months ended March 31, 2015, compared to the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/15 compared to Three Months Ended 3/31/14 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2015	2014	$	%
Revenues
Rental	$16,983	$17,137	$(154)	-1%
Rental related services	5,608	5,473	135	2%

Rental operations	22,591	22,610	(19)	0%
Sales	275	526	(251)	-48%
Other	32	38	(6)	-16%

Total revenues	22,898	23,174	(276)	-1%

Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,969	3,675	294	8%
Rental related services	4,420	4,344	76	2%
Other	2,291	2,267	24	1%

Total direct costs of rental operations	10,680	10,286	394	4%
Costs of sales	211	448	(237)	-53%

Total costs of revenues	10,891	10,734	157	1%

Gross Profit
Rental	10,723	11,195	(472)	-4%
Rental related services	1,188	1,129	59	5%

Rental operations	11,911	12,324	(413)	-3%
Sales	64	78	(14)	-18%
Other	32	38	(6)	-16%

Total gross profit	12,007	12,440	(433)	-3%
Selling and administrative expenses	6,918	6,896	22	0%

Income from operations	5,089	5,544	(455)	-8%
Interest expense allocation	(657)	(623)	(34)	-5%

Pre-tax income	$4,432	$4,921	$(489)	-10%

Other Information
Average rental equipment [1]	$300,494	$280,483	$20,011	7%
Average rental equipment on rent	$184,102	$171,051	$13,051	7%
Average monthly total yield [2]	1.88%	2.04%		-8%
Average utilization [3]	61.1%	61.0%		0%
Average monthly rental rate [4]	3.08%	3.34%		-8%
Period end rental equipment [1]	$301,702	$282,393	$19,309	7%
Period end utilization [3]	61.1%	64.5%		-5%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average costs of rental equipment.
4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Adler Tanks’ gross profit for the three months ended March 31, 2015 decreased 3% to $12.0 million from $12.4 million for the same period in 2014. For the three months ended March 31, 2015 compared to the same period in 2014:

•	Gross Profit on Rental Revenues – Rental revenues decreased $0.2 million, or 1%, due to 8% lower average rental rates, partly offset by 7% higher rental equipment on rent in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 23% and 21% in 2015 and 2014, respectively, and other direct costs were 13% in both 2015 and 2014, which resulted in gross margin percentages of 63% in 2014 compared with 65% in 2014. The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $0.5 million, or 4%, to $10.7 million in 2015.

•	Gross Profit on Rental Related Services – Rental related services revenues increased $0.1 million, or 2%, compared to 2014. The higher revenues, together with higher gross margin percentage of 21% in 2015 compared to 20% in 2014 resulted in rental related services gross profit increasing 5% to $1.2 million in 2015.

For the three months ended March 31, 2015, selling and administrative expenses were flat at $6.9 million compared to the same period in 2014.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2015 compared to the same period in 2014 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $34.6 million in 2015 compared to $38.1 million in 2014. The 9% decrease in net cash provided by operating activities was primarily attributable to a decrease in accounts payable and accrued liabilities and lower income from operations, partly offset by other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $26.9 million in 2015, compared to $28.1 million in 2014. The $1.2 million decrease was primarily due to $1.8 million lower purchases of rental equipment of $30.0 million in 2015, compared to $31.8 million in 2014, partly offset by $0.3 million lower proceeds from sales of used equipment and $0.2 million higher purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $8.2 million in 2015, compared to $10.3 million in 2014. The $2.2 million decrease in net cash flows used in financing activities was primarily due to $2.0 million lower taxes paid related to net share settlement of stock awards and $0.4 million paid for repurchase of common stock.

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

At March 31, 2015, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $200.9 million was outstanding, and had capacity to borrow up to an additional $229.1 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2015, the actual ratio was 3.98 to 1.

•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2015, the actual ratio was 1.88 to 1.

•	Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2015, such sum was $296.3 million and the actual Tangible Net Worth of the Company was $387.9 million.

At March 31, 2015, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance. At March 31, 2015, the principal balance outstanding under the Series A Senior Notes was $80.0 million.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes will be used for working capital and other general corporate purposes. At March 31, 2015, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2015, the actual ratio was 3.98 to 1.

•	Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2015, the actual ratio was 1.88 to 1.

•	Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for each fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010. At March 31, 2015, such sum was $296.3 million and the actual tangible net worth of the Company was $387.9 million.

At March 31, 2015, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions and/or through privately negotiated, large block transactions. Furthermore, in March 2015, pursuant to authorization from the Company’s Board of Directors, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 987,790 shares of the Company’s common stock. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During the three months ended March 31, 2015, the Company repurchased 12,210 shares of common stock for an aggregate repurchase price of $0.4 million, or an average price of $30.91 per share. There were no repurchases of common stock during the three months ended March 31, 2014. As of March 31, 2015, 1,987,790 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2014 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our 2014 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Demand for our rental products depends on continued industrial and business activity and state government funding. The effects of the recent credit crisis and economic recession in the U.S. and general global economic downturn had an adverse effect on our customers, including local school districts that are subject to budgetary constraints, which resulted in decreased demand for the products we rent. The U.S. economy continues to experience some weakness following a severe credit crisis and recession. While the U.S. economy has emerged from the recession, if the economy experiences another recession, reduced demand for our rental products and deflation could increase price competition and could have a material adverse effect on our revenue and profitability.

Instability in the global financial system may also have an impact on our business and our financial condition. In recent years, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness. While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Amended Credit Facility (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth. Constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, could limit our ability to obtain such additional funds on terms acceptable to the Company or at all. All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods. At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

In addition, in recent years the U.S. stock market has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. More recently, the global credit crisis adversely affected the prices of most publicly traded stocks as many stockholders have become more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure to such fluctuations. These broad market fluctuations and any other negative economic trends may cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

At March 31, 2015, we had $37.9 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay based on the $200.9 million balance of variable rate debt outstanding at March 31, 2015. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2015, 56% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues. In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue. Additionally, in 2013 TRS-RenTelco established an in-country operation in India. Over time, we anticipate the amount of our international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others. In 2014, oil and gas exploration and production accounted for approximately 20% of Adler Tanks’ revenues, and approximately 5% of the Company’s total revenues. We expect tank and box rental revenues will primarily be affected by the business activity within these industries. Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us. Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply level and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time. If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity. Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. In 2014, hydraulic fracturing projects accounted for approximately 12% of total Adler Tanks’ revenue and approximately 3% of the Company’s total revenues. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2015, The Company repurchased 12,210 shares of common stock for an aggregate repurchase price of $0.4 million, or an average price of $30.91 per share. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1—January 31	—	—	—	—
February—February 28	—	—	—	—
March 1—March 31	12,210	$30.91	12,210	1,987,790

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of March 31, 2015.

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company’s outstanding common stock. Furthermore, in March 2015, pursuant to authorization from the Company’s Board of Directors, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 987,790 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015	MCGRATH RENTCORP

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer