Form 10-Q
period 2015-06-30
MCGRATH RENTCORP
filed 2015-07-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, 25,814,394 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Jose, California

July 30, 2015

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Rental	$67,305	$65,809	$132,807	$128,239
Rental related services	17,227	15,146	32,594	28,658
Rental operations	84,532	80,955	165,401	156,897
Sales	10,968	14,170	19,755	25,208
Other	526	620	1,058	1,200
Total revenues	96,026	95,745	186,214	183,305
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,016	17,924	37,698	35,821
Rental related services	12,901	11,366	24,800	21,673
Other	16,226	15,188	31,437	28,738
Total direct costs of rental operations	48,143	44,478	93,935	86,232
Costs of sales	6,965	9,188	12,274	16,356
Total costs of revenues	55,108	53,666	106,209	102,588
Gross profit	40,918	42,079	80,005	80,717
Selling and administrative expenses	24,453	23,840	49,665	47,251
Income from operations	16,465	18,239	30,340	33,466
Other income (expense):
Interest expense	(2,347)	(2,335)	(4,738)	(4,538)
Gain on sale of property, plant and equipment	—	812	—	812
Foreign currency exchange gain (loss)	(85)	78	(253)	(10)
Income before provision for income taxes	14,033	16,794	25,349	29,730
Provision for income taxes	5,543	6,589	10,013	11,654
Net income	$8,490	$10,205	$15,336	$18,076
Earnings per share:
Basic	$0.33	$0.39	$0.59	$0.70
Diluted	$0.32	$0.39	$0.58	$0.69
Shares used in per share calculation:
Basic	26,142	25,912	26,117	25,851
Diluted	26,273	26,220	26,272	26,223
Cash dividends declared per share	$0.250	$0.245	$0.500	$0.490

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$8,490	$10,205	$15,336	$18,076
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(11)	89	23
Tax benefit (provision)	—	2	(16)	(4)
Comprehensive income	$8,496	$10,196	$15,409	$18,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2015	2014
Assets
Cash	$739	$1,167
Accounts receivable, net of allowance for doubtful accounts of $2,047 in 2015 and $2,038 in 2014	93,974	101,294
Rental equipment, at cost:
Relocatable modular buildings	699,781	664,340
Electronic test equipment	269,668	261,995
Liquid and solid containment tanks and boxes	307,795	303,303
	1,277,244	1,229,638
Less accumulated depreciation	(420,755)	(403,888)
Rental equipment, net	856,489	825,750
Property, plant and equipment, net	110,422	108,628
Prepaid expenses and other assets	33,417	41,424
Intangible assets, net	9,901	10,336
Goodwill	27,808	27,808
Total assets	$1,132,750	$1,116,407
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$337,177	$322,478
Accounts payable and accrued liabilities	76,636	71,357
Deferred income	29,726	29,139
Deferred income taxes, net	262,388	268,902
Total liabilities	705,927	691,876
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 26,106 shares as of June 30, 2015 and 26,051 shares as of December 31, 2014	109,232	106,469
Retained earnings	317,620	318,164
Accumulated other comprehensive loss	(29)	(102)
Total shareholders’ equity	426,823	424,531
Total liabilities and shareholders’ equity	$1,132,750	$1,116,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities :
Net income	$15,336	$18,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,171	39,982
Provision for doubtful accounts	690	1,014
Share-based compensation	1,953	1,984
Gain on sale of used rental equipment	(5,565)	(6,444)
Gain on sale of property, plant and equipment	—	(812)
Foreign currency exchange loss	253	10
Change in:
Accounts receivable	6,630	(2,448)
Prepaid expenses and other assets	8,007	(2,287)
Accounts payable and accrued liabilities	1,715	2,236
Deferred income	587	2,080
Deferred income taxes	(6,514)	1,781
Net cash provided by operating activities	65,263	55,172
Cash Flows from Investing Activities:
Purchase of rental equipment	(71,237)	(68,105)
Purchase of property, plant and equipment	(5,832)	(6,101)
Proceeds from sale of used rental equipment	11,815	13,757
Proceeds from sale of property, plant and equipment	—	2,501
Net cash used in investing activities	(65,254)	(57,948)
Cash Flows from Financing Activities:
Net borrowing (repayments) under bank lines of credit	34,699	(3,003)
Borrowing under Series B senior notes	—	40,000
Principal payment on Series A senior notes	(20,000)	(20,000)
Proceeds from the exercise of stock options	1,458	302
Excess tax benefit from exercise and disqualifying disposition of stock options	313	1,173
Taxes paid related to net share settlement of stock awards	(584)	(3,378)
Repurchase of common stock	(3,132)	—
Payment of dividends	(13,176)	(12,833)
Net cash provided by (used in) financing activities	(422)	2,261
Effect of exchange rate changes on cash	(15)	26
Net decrease in cash	(428)	(489)
Cash balance, beginning of period	1,167	1,630
Cash balance, end of period	$739	$1,141
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$4,896	$4,198
Net income taxes paid, during the period	$1,490	$8,526
Dividends accrued during the period, not yet paid	$6,588	$6,425
Rental equipment acquisitions, not yet paid	$8,390	$12,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the six months ended June 30, 2015 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 26, 2015 for the year ended December 31, 2014 (the “2014 Annual Report”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Weighted-average number of shares of common stock for calculating basic earnings per share	26,142	25,912	26,117	25,851
Effect of potentially dilutive securities from equity-based compensation	131	308	155	372
Weighted-average number of shares of common stock for calculating diluted earnings per share	26,273	26,220	26,272	26,223

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Options to purchase shares of common stock	650	15	215	9

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions and/or through privately negotiated, large block transactions.  Furthermore, in March 2015, pursuant to authorization from the Company’s Board of Directors, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 987,790 shares of the Company’s common stock. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. The following table presents share repurchase activities during the three and six month ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Number of shares repurchased	89	—	102	—
Aggregate purchase price	$2,754	—	$3,132	—
Average price per repurchased shares	$30.79	—	$30.81	—

As of June 30, 2015, 1,898,347 shares remain authorized for repurchase.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	June 30, 2015	December 31, 2014
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(5,410)	(4,975)
		$9,901	$10,336

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2015 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.4 million for the remainder of fiscal year 2015 and $0.8 million in each of the fiscal years 2016 through 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2015 and 2014 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2015
Rental revenues	$54,088	$44,000	$34,719	$—	$132,807
Rental related services revenues	19,591	1,450	11,553	—	32,594
Sales and other revenues	7,325	10,545	742	2,201	20,813
Total revenues	81,004	55,995	47,014	2,201	186,214
Depreciation of rental equipment	9,280	20,477	7,941	—	37,698
Gross profit	32,266	22,751	24,380	608	80,005
Selling and administrative expenses	22,642	11,611	13,819	1,593	49,665
Income (loss) from operations	9,624	11,140	10,561	(985)	30,340
Interest (expense) income allocation	(2,481)	(1,053)	(1,297)	93	(4,738)
Income (loss) before provision for income taxes	7,143	9,834	9,264	(892)	25,349
Rental equipment acquisitions	38,691	30,077	5,919	—	74,687
Accounts receivable, net (period end)	46,913	23,547	20,310	3,204	93,974
Rental equipment, at cost (period end)	699,781	269,668	307,795	—	1,277,244
Rental equipment, net book value (period end)	501,071	112,275	243,143	—	856,489
Utilization (period end) [2]	74.3%	60.3%	61.7%
Average utilization [2]	74.3%	59.8%	60.9%
2014
Rental revenues	$44,212	$48,184	$35,843	$—	$128,239
Rental related services revenues	15,328	1,617	11,713	—	28,658
Sales and other revenues	11,415	11,977	769	2,247	26,408
Total revenues	70,955	61,778	48,325	2,247	183,305
Depreciation of rental equipment	7,842	20,539	7,440	—	35,821
Gross profit	25,774	28,138	26,060	745	80,717
Selling and administrative expenses	19,830	12,004	13,836	1,581	47,251
Income (loss) from operations	5,944	16,134	12,224	(836)	33,466
Interest (expense) income allocation	(2,290)	(1,053)	(1,284)	89	(4,538)
Gain on sale of property, plant and equipment	341	276	195	—	812
Income (loss) before provision for income taxes	3,995	15,347	11,135	(747)	29,730
Rental equipment acquisitions	38,177	18,387	15,092	—	71,656
Accounts receivable, net (period end)	42,947	22,500	21,057	2,580	89,084
Rental equipment, at cost (period end)	626,457	259,907	298,248	—	1,184,612
Rental equipment, net book value (period end)	443,086	103,816	248,630	—	795,532
Utilization (period end) [2]	71.6%	62.2%	61.5%
Average utilization [2]	70.2%	58.3%	61.8%

1.

Gross Enviroplex sales revenues were $2,208 and $3,323 for the six months ended June 30, 2015 and 2014, respectively, which includes inter-segment sales to Mobile Modular of $7 and $1,076, respectively, which have been eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2015 and 2014. Revenues from foreign country customers accounted for 6% of the Company’s total revenues for the same periods.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented 6% of the Company’s total revenues in the six months ended June 30, 2015. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2015, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 28%, 39%, 37% and negative 4% of the Company’s income before provision for income taxes (the equivalent of “pretax income”), respectively, compared to 13%, 52%, 38% and negative 3% for the same period in 2014. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 89% and 86% of consolidated revenues in the six months ended June 30, 2015 and 2014, respectively.  Of the total rental operations revenues for the six months ended June 30, 2015, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 45%, 27% and 28%, respectively, compared to 38%, 32% and 30%, respectively, in the same period of 2014. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.    For the six months ended June 30, 2015 and 2014, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 11% and 14%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the six months ended June 30, 2015 and 2014, Mobile Modular and Enviroplex together comprised 46% and 52%, respectively, and TRS-RenTelco comprised 51% and 45%, respectively. Adler Tanks sales and other revenues for the six months ended June 30, 2015 and 2014 were 3% of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP, and may be different from non−GAAP measures used by other companies.  Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include share-based compensation charges.  The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow.  In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance.  Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Net income	$8,490	$10,205	$15,336	$18,076	$42,969	$42,410
Provision for income taxes	5,543	6,589	10,013	11,654	29,211	27,340
Interest	2,347	2,335	4,738	4,538	9,480	8,865
Depreciation and amortization	21,265	20,050	42,171	39,982	83,314	79,186
EBITDA	37,645	39,179	72,258	74,250	164,974	157,801
Share-based compensation	1,022	1,029	1,953	1,984	3,823	3,409
Adjusted EBITDA [1]	$38,667	$40,208	$74,211	$76,234	$168,797	$161,210
Adjusted EBITDA margin [2]	40%	42%	40%	42%	41%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Adjusted EBITDA [1]	$38,667	$40,208	$74,211	$76,234	$168,797	$161,210
Interest paid	(2,888)	(3,041)	(4,896)	(4,198)	(9,772)	(8,680)
Net income taxes paid	(1,174)	(8,187)	(1,490)	(8,526)	(15,239)	(12,821)
Gain on sale of used rental equipment	(2,696)	(3,944)	(5,565)	(6,444)	(14,489)	(13,279)
Gain on sale of property, plant and equipment	—	(812)	—	(812)	—	(812)
Foreign currency exchange (gain) loss	65	(78)	253	10	574	4
Change in certain assets and liabilities:
Accounts receivable, net	(4,613)	(6,013)	7,320	(1,434)	(4,890)	(1,798)
Prepaid expenses and other assets	1,870	(4,874)	8,007	(2,287)	(3,358)	(2,330)
Accounts payable and other liabilities	1,032	(534)	(13,164)	549	7,811	934
Deferred income	367	4,395	587	2,080	3,643	147
Net cash provided by operating activities	$30,630	$17,120	$65,263	$55,172	$133,077	$122,575

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2015, the actual ratio was 3.95 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2015, the actual ratio was 2.00 to 1.

At June 30, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 10, 2015, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended June 30, 2015, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2015 Compared to

Three Months Ended June 30, 2014

Overview

Consolidated revenues for the three months ended June 30, 2015 increased less than 1% to $96.0 million, from $95.7 million for the same period in 2014.  Consolidated net income for the three months ended June 30, 2015 decreased 17% to $8.5 million, from $10.2 million for the same period in 2014. Earnings per diluted share for the three months ended June 30, 2015 decreased 18% to $0.32 from $0.39 for the same period in 2014.

For the three months ended June 30, 2015, on a consolidated basis:

•

Gross profit decreased 3%, to $40.9 million from $42.1 million for the same period in 2014. TRS-RenTelco’s gross profit decreased $3.6 million, or 24%, primarily due to lower gross profit on rental and sales revenues. Adler Tanks’ gross profit decreased $1.2 million, or 9%, due to lower gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $0.2 million, primarily due to higher sales revenues. Mobile Modular’s gross profit increased $3.5 million, or 27%, due to higher gross profit on rental and rental related revenues, partly offset by lower gross profit on sales revenues.

•	Selling and administrative expenses increased 3% to $24.5 million from $23.8 million in the same period in 2014, primarily due to increased employee headcount, salaries and benefit costs.
•

Interest expense was flat at $2.3 million compared to the same period in 2014, as 11% higher average debt levels of the Company was offset by 9% lower net average interest rates of 2.82% in 2015 compared to 3.10% in 2014.

•

In 2014, other non-operating income included the Company’s sale of an excess property in June 2014 for net proceeds of $2.5 million resulting in a gain on sale of $0.8 million, which was allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  This property was previously used as one of the Company’s branch sales and inventory centers prior to the TRS acquisition in 2004.  Since 2004, the property had not been used in support of rental operations.  There were no sales of excess properties in 2015.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 29%, 38% and 34%, respectively, compared to 13%, 53% and 37%, respectively, for the comparable 2014 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 1% in 2015 compared to a negative 3% in 2014.

•	Adjusted EBITDA decreased $1.5 million, or 4%, to $38.7 million, compared to $40.2 million in 2014.

Mobile Modular

For the three months ended June 30, 2015, Mobile Modular’s total revenues increased $4.8 million, or 13%, to $42.1 million compared to the same period in 2014, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross margin on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 90% increase in pre-tax income to $4.0 million for the three months ended June 30, 2015, from $2.1 million for the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/15 compared to Three Months Ended 6/30/14 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$27,680	$22,679	$5,001	22%
Rental related services	10,488	8,011	2,477	31%
Rental operations	38,168	30,690	7,478	24%
Sales	3,831	6,489	(2,658)	-41%
Other	121	136	(15)	-11%
Total revenues	42,120	37,315	4,805	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,719	4,011	708	18%
Rental related services	7,388	5,768	1,620	28%
Other	10,740	9,441	1,299	14%
Total direct costs of rental operations	22,847	19,220	3,627	19%
Costs of sales	2,711	5,025	(2,314)	-46%
Total costs of revenues	25,558	24,245	1,313	5%
Gross Profit
Rental	12,221	9,227	2,994	32%
Rental related services	3,100	2,243	857	38%
Rental operations	15,321	11,470	3,851	34%
Sales	1,120	1,464	(344)	-23%
Other	121	136	(15)	-11%
Total gross profit	16,562	13,070	3,492	27%
Selling and administrative expenses	11,286	10,090	1,196	12%
Income from operations	5,276	2,980	2,296	77%
Interest expense allocation	(1,228)	(1,187)	41	3%
Gain on sale of property, plant and equipment	—	341	(341)	-100%
Pre-tax income	$4,048	$2,134	$1,914	90%
Other Information
Average rental equipment [1]	$655,479	$585,468	$70,011	12%
Average rental equipment on rent	$487,706	$411,333	$76,373	19%
Average monthly total yield [2]	1.41%	1.29%		9%
Average utilization [3]	74.4%	70.3%		6%
Average monthly rental rate [4]	1.89%	1.84%		3%
Period end rental equipment [1]	$668,176	$594,988	$73,188	12%
Period end utilization [3]	74.3%	71.6%		4%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the three months ended June 30, 2015 increased 27%, to $16.6 million from $13.1 million for the same period in 2014.  For the three months ended June 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.0 million, or 22%, primarily due to 19% higher average rental equipment on rent and 3% higher average monthly rental rates in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 17% in 2015 compared to 18% in 2014, and other direct costs were 39% in 2015 compared to 42% in 2014, which resulted in gross margin percentages of 44% in 2015 compared 41% in 2014. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $3.0 million, or 32%, to $12.2 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.5 million, or 31%, compared to 2014.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, together with higher gross margin percentage of 30% in 2015 compared to 28% in 2014, resulted in rental related services gross profit increasing $0.9 million to $3.1 million in 2015.

•

Gross Profit on Sales – Sales revenues decreased $2.7 million, or 41%, compared to 2014, primarily due to lower new equipment sales.  Lower sales revenues, partly offset by higher gross margin percentage of 29% in 2015 compared with 23% in 2014, resulted in gross profit on sales decreasing $0.3 million, or 23%, to $1.1 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2015, selling and administrative expenses increased 12%, to $11.3 million from $10.1 million in the same period in 2014, primarily due to increased employee headcount, salaries and benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended June 30, 2015, TRS-RenTelco’s total revenues decreased $4.2 million, or 13%, to $27.9 million compared to the same period in 2014, primarily due to lower rental and sales revenues. Pre-tax income decreased 40% to $5.3 million for the three months ended June 30, 2015 from $8.9 million for the same period in 2014, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/15 compared to Three Months Ended 6/30/14 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$21,889	$24,424	$(2,535)	-10%
Rental related services	794	895	(101)	-11%
Rental operations	22,683	25,319	(2,636)	-10%
Sales	4,832	6,374	(1,542)	-24%
Other	386	444	(58)	-13%
Total revenues	27,901	32,137	(4,236)	-13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,325	10,148	177	2%
Rental related services	692	754	(62)	-8%
Other	3,278	3,068	210	7%
Total direct costs of rental operations	14,295	13,970	325	2%
Costs of sales	2,165	3,104	(939)	-30%
Total costs of revenues	16,460	17,074	(614)	-4%
Gross Profit
Rental	8,286	11,208	(2,922)	-26%
Rental related services	102	141	(39)	-28%
Rental operations	8,388	11,349	(2,961)	-26%
Sales	2,667	3,270	(603)	-18%
Other	386	444	(58)	-13%
Total gross profit	11,441	15,063	(3,622)	-24%
Selling and administrative expenses	5,493	5,967	(474)	-8%
Income from operations	5,948	9,096	(3,148)	-35%
Interest expense allocation	(524)	(530)	(6)	-1%
Gain on sale of property, plant and equipment	—	276	(276)	-100%
Foreign currency exchange gain (loss)	(85)	78	(163)	-209%
Pre-tax income	$5,339	$8,920	$(3,581)	-40%
Other Information
Average rental equipment [1]	$269,225	$261,301	$7,924	3%
Average rental equipment on rent	$160,157	$155,118	$5,039	3%
Average monthly total yield [2]	2.71%	3.12%		-13%
Average utilization [3]	59.5%	59.3%		0%
Average monthly rental rate [4]	4.56%	5.25%		-13%
Period end rental equipment [1]	$268,431	$259,292	$9,139	4%
Period end utilization [3]	60.3%	62.2%		-3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

TRS-RenTelco’s gross profit for the three months ended June 30, 2015 decreased 24% to $11.4 million from $15.1 million in 2014. For the three months ended June 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.5 million, or 10%, as compared to 2014, with depreciation expense increasing $0.2 million, or 2%, resulting in decreased gross profit on rental revenues of $2.9 million, or 26%, to $8.3 million. As a percentage of rental revenues, depreciation was 47% in 2015 compared to 42% in 2014 and other direct costs were 15% in 2015 and 13% in 2014, which resulted in a gross margin percentage of 38% in 2015 compared to 46% in 2014. The rental revenues decrease was due to 13% lower monthly rental rates, partly offset by 3% higher average rental equipment on rent in 2015 as compared to 2014.

•

Gross Profit on Sales – Sales revenues decreased 24% to $4.8 million in 2015. Gross profit on sales decreased 18% to $2.7 million with gross margin percentage increasing to 55% from 51% in 2014, due to higher gross margins on new and used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2015, selling and administrative expenses decreased 8%, to $5.5 million from $6.0 million in the same period in 2014, primarily due to lower allocated corporate expenses.

Adler Tanks

For the three months ended June 30, 2015, Adler Tanks’ total revenues decreased $1.0 million, or 4%, to $24.1 million compared to the same period in 2014, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues. The revenue decrease, together with lower gross margin on sales, resulted in a $1.4 million, or 22%, decrease in pre-tax income to $4.8 million for the three months ended June 30, 2015, compared to the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/15 compared to Three Months Ended 6/30/14 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$17,736	$18,706	$(970)	-5%
Rental related services	5,945	6,240	(295)	-5%
Rental operations	23,681	24,946	(1,265)	-5%
Sales	416	165	251	152%
Other	19	40	(21)	-53%
Total revenues	24,116	25,151	(1,035)	-4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,972	3,765	207	5%
Rental related services	4,821	4,844	(23)	0%
Other	2,208	2,679	(471)	-18%
Total direct costs of rental operations	11,001	11,288	(287)	-3%
Costs of sales	742	243	499	205%
Total costs of revenues	11,743	11,531	212	2%
Gross Profit
Rental	11,556	12,262	(706)	-6%
Rental related services	1,124	1,396	(272)	-19%
Rental operations	12,680	13,658	(978)	-7%
Sales	(326)	(78)	(248)	nm
Other	19	40	(21)	-53%
Total gross profit	12,373	13,620	(1,247)	-9%
Selling and administrative expenses	6,901	6,940	(39)	-1%
Income from operations	5,472	6,680	(1,208)	-18%
Interest expense allocation	(640)	(661)	(21)	-3%
Gain on sale of property, plant and equipment	—	195	(195)	-100%
Pre-tax income	$4,832	$6,214	$(1,382)	-22%
Other Information
Average rental equipment [1]	$302,697	$286,798	$15,899	6%
Average rental equipment on rent	$183,292	$181,381	$1,911	1%
Average monthly total yield [2]	1.95%	2.17%		-10%
Average utilization [3]	60.6%	63.2%		-4%
Average monthly rental rate [4]	3.23%	3.44%		-6%
Period end rental equipment [1]	$304,036	$291,266	$12,770	4%
Period end utilization [3]	61.7%	61.5%		0%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the three months ended June 30, 2015 decreased 9% to $12.4 million from $13.6 million for the same period in 2014.  For the three months ended June 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.0 million, or 5%, due to 6% lower average rental rates, partly offset by 1% higher rental equipment on rent in 2015 compared to 2014. As a percentage of rental revenues, depreciation was 22% and 20% in 2015 and 2014, respectively, and other direct costs were 12% and 14% in 2015 and 2014, respectively, which resulted in gross margin percentages of 65% and 66% in 2015 and 2014, respectively.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $0.7 million, or 6%, to $11.6 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.3 million, or 5%, compared to 2014. The lower revenues, together with lower gross margin percentage of 19% in 2015 compared to 22% in 2014 resulted in rental related services gross profit decreasing 19% to $1.1 million in 2015.

For the three months ended June 30, 2015, selling and administrative expenses were flat at $6.9 million compared to the same period in 2014.

Six Months Ended June 30, 2015 Compared to

Six Months Ended June 30, 2014

Overview

Consolidated revenues for the six months ended June 30, 2015 increased 2% to $186.2 million from $183.3 million for the same period in 2014.  Consolidated net income for the six months ended June 30, 2015 decreased 15% to $15.3 million, from $18.1 million for the same period in 2014. Earnings per diluted share for the six months ended June 30, 2015 decreased 16% to $0.58 from $0.69 for the same period in 2014.

For the six months ended June 30, 2015, on a consolidated basis:

•

Gross profit decreased $0.7 million, or 1%, to $80.0 million from $80.7 million for the same period in 2014.  TRS-RenTelco’s gross profit decreased $5.4 million, or 19%, primarily due to lower gross profit on rental and sales revenues. Adler Tanks’ gross profit decreased $1.7 million, or 6%, primarily due to lower gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit decreased $0.1 million. Mobile Modular’s gross profit increased $6.5 million, or 25%, primarily due to higher gross profit on rental and rental related services, partly offset by lower gross profit on sales.

•	Selling and administrative expenses increased 5% to $49.7 million from $47.3 million for the same period in 2014, primarily due to increased employee headcount, salaries and employee benefit costs.
•	Interest expense increased 4% to $4.7 million, due to 11% higher average debt levels of the Company, partly offset by 6% lower net average interest rates of 2.89% in 2015 compared to 3.06% in 2014.
•

In 2014, other non-operating income included the Company’s sale of an excess property in June 2014 for net proceeds of $2.5 million resulting in a gain on sale of $0.8 million, which was allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  This property was previously used as one of the Company’s branch sales and inventory centers prior to the TRS acquisition in 2004.  Since 2004, the property has not been used in support of rental operations.  There were no sales of excess properties in 2015.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 28%, 39% and 37%, respectively, compared to 13%, 52% and 38%, respectively, for the comparable 2014 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 4% compared to negative 3% in 2014.

•	Adjusted EBITDA decreased $2.0 million, or 3%, to $74.2 million compared to $76.2 million in 2014.

Mobile Modular

For the six months ended June 30, 2015, Mobile Modular’s total revenues increased $10.0 million, or 14%, to $81.0 million compared to the same period in 2014, primarily due to higher rental and rental related services and revenues, partly offset by lower sales revenues during the period. The revenue increase, together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a 79% increase in pre-tax income to $7.2 million for the six months ended June 30, 2015, from $4.0 million for the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/15 compared to Six Months Ended 6/30/14 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$54,088	$44,212	$9,876	22%
Rental related services	19,591	15,328	4,263	28%
Rental operations	73,679	59,540	14,139	24%
Sales	7,091	11,161	(4,070)	-36%
Other	234	254	(20)	-8%
Total revenues	81,004	70,955	10,049	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,280	7,842	1,438	18%
Rental related services	14,169	11,103	3,066	28%
Other	20,265	17,914	2,351	13%
Total direct costs of rental operations	43,714	36,859	6,855	19%
Costs of sales	5,024	8,322	(3,298)	-40%
Total costs of revenues	48,738	45,181	3,557	8%
Gross Profit
Rental	24,543	18,456	6,087	33%
Rental related services	5,422	4,225	1,197	28%
Rental operations	29,965	22,681	7,284	32%
Sales	2,067	2,839	(772)	-27%
Other	234	254	(20)	-8%
Total gross profit	32,266	25,774	6,492	25%
Selling and administrative expenses	22,642	19,830	2,812	14%
Income from operations	9,624	5,944	3,680	62%
Interest expense allocation	(2,481)	(2,290)	191	8%
Gain on sale of property, plant and equipment	—	341	(341)	-100%
Pre-tax income	$7,143	$3,995	$3,148	79%
Other Information
Average rental equipment [1]	$648,446	$577,951	$70,495	12%
Average rental equipment on rent	$481,724	$405,731	$75,993	19%
Average monthly total yield [2]	1.39%	1.27%		9%
Average utilization [3]	74.3%	70.2%		6%
Average monthly rental rate [4]	1.87%	1.82%		3%
Period end rental equipment [1]	$668,176	$594,988	$73,188	12%
Period end utilization [3]	74.3%	71.6%		4%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

Mobile Modular’s gross profit for the six months ended June 30, 2015 increased 25% to $32.3 million from $25.8 million for the same period in 2014.  For the six months ended June 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues - Rental revenues increased $9.9 million, or 22%, primarily due to 19% higher average rental equipment on rent and 3% higher average monthly rental rates in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 17% in 2015 compared 18% in 2014 and other direct costs were 37% in 2015 and 41% in 2014, which resulted in gross margin percentage of 45% in 2015 and 42% in 2014. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $6.1 million, or 33%, to $24.6 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.3 million, or 28%, compared to 2014.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues and flat gross margin percentage of 28% in 2015 and 2014 resulted in rental related services gross profit increasing 28% to $5.4 million from $4.2 million in 2014.

•

Gross Profit on Sales – Sales revenues decreased $4.1 million, or 36%, primarily due to lower new and used equipment sales compared to 2014. Lower sales revenues, partly offset by higher gross margin percentage of 29% in 2015 compared to 25% in 2014, resulted in sales gross profit decreasing 27% to $2.1 million from $2.8 million in 2014. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2015, selling and administrative expenses increased $2.8 million, or 14%, to $22.6 million from $19.8 million in the same period in 2014, primarily due to increased employee headcount, salaries and benefit cost and higher corporate allocated expenses.

TRS-RenTelco

For the six months ended June 30, 2015, TRS-RenTelco’s total revenues decreased $5.8 million, or 9%, to $56.0 million compared to the same period in 2014, due to lower rental and sales revenues. Pre-tax income decreased 36%, to $9.8 million for the six months ended June 30, 2015 compared to $15.3 million for the same period in 2014, primarily due to lower gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/15 compared to Six Months Ended 6/30/14 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$44,000	$48,184	$(4,184)	-9%
Rental related services	1,450	1,617	(167)	-10%
Rental operations	45,450	49,801	(4,351)	-9%
Sales	9,772	11,109	(1,337)	-12%
Other	773	868	(95)	-11%
Total revenues	55,995	61,778	(5,783)	-9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	20,477	20,539	(62)	0%
Rental related services	1,390	1,382	8	1%
Other	6,673	5,878	795	14%
Total direct costs of rental operations	28,540	27,799	741	3%
Costs of sales	4,704	5,841	(1,137)	-19%
Total costs of revenues	33,244	33,640	(396)	-1%
Gross Profit
Rental	16,850	21,767	(4,917)	-23%
Rental related services	60	235	(175)	-74%
Rental operations	16,910	22,002	(5,092)	-23%
Sales	5,068	5,268	(200)	-4%
Other	773	868	(95)	-11%
Total gross profit	22,751	28,138	(5,387)	-19%
Selling and administrative expenses	11,611	12,004	(393)	-3%
Income from operations	11,140	16,134	(4,994)	-31%
Interest expense allocation	(1,053)	(1,053)	—	0%
Gain on sale of property, plant and equipment	—	276	(276)	-100%
Foreign currency exchange gain (loss)	(253)	(10)	(243)	nm
Pre-tax income	$9,834	$15,347	$(5,513)	-36%
Other Information
Average rental equipment [1]	$266,528	$264,249	$2,279	1%
Average rental equipment on rent	$159,424	$154,140	$5,284	3%
Average monthly total yield [2]	2.75%	3.04%		-10%
Average utilization [3]	59.8%	58.3%		3%
Average monthly rental rate [4]	4.60%	5.21%		-12%
Period end rental equipment [1]	$268,431	$259,292	$9,139	4%
Period end utilization [3]	60.3%	62.2%		-3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2015 decreased 19% to $22.7 million from $28.1 million for the same period in 2014.  For the six months ended June 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $4.2 million, or 9%, with depreciation expenses flat at $20.5 million and other direct costs increasing $0.8 million, or 14%, to $6.7 million, resulting in decreased gross profit on rental revenues of $4.9 million, or 23%, to $16.8 million.  As a percentage of rental revenues, depreciation was 47% and 43% in 2015 and 2014, respectively, and other direct costs were 15% and 12% in 2015 and 2014, respectively, which resulted in a gross margin percentage of 38% and 45% in 2015 and 2014, respectively. The rental revenues decrease was due to 12% lower average monthly rental rates, partly offset by 3% higher average rental equipment on rent compared to 2014.

•

Gross Profit on Sales – Sales revenues decreased $1.3 million, or 12%, to $9.8 million in 2015, compared to $11.1 million in 2014. Lower sales revenues, partly offset by higher gross margin percentage of 52% in 2015 compared to 47% in 2014, due to higher gross margins on new and used equipment sales, resulted in gross profit on sales decreasing 4%, to $5.1 million from $5.3 million in 2014. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2015, selling and administrative expenses decreased $0.4 million, or 3%, to $11.6 million from $12.0 million in the same period in 2014, primarily due to lower allocated corporate expenses.

Adler Tanks

For the six months ended June 30, 2015, Adler Tanks’ total revenues decreased $1.3 million, or 3%, to $47.0 million compared to the same period in 2014, primarily due to lower rental and rental related services revenues during the period. The revenue decrease, flat selling and administrative expenses and lower gross margins on sales revenues resulted in pre-tax income of $9.3 million for the six months ended June 30, 2015, a decrease of 17% compared to 2014.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/15 compared to Six Months Ended 6/30/14 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$34,719	$35,843	$(1,124)	-3%
Rental related services	11,553	11,713	(160)	-1%
Rental operations	46,272	47,556	(1,284)	-3%
Sales	691	691	—	0%
Other	51	78	(27)	-35%
Total revenues	47,014	48,325	(1,311)	-3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,941	7,440	501	7%
Rental related services	9,241	9,188	53	1%
Other	4,499	4,946	(447)	-9%
Total direct costs of rental operations	21,681	21,574	107	0%
Costs of sales	953	691	262	38%
Total costs of revenues	22,634	22,265	369	2%
Gross Profit
Rental	22,279	23,457	(1,178)	-5%
Rental related services	2,312	2,525	(213)	-8%
Rental operations	24,591	25,982	(1,391)	-5%
Sales	(262)	—	(262)	nm
Other	51	78	(27)	-35%
Total gross profit	24,380	26,060	(1,680)	-6%
Selling and administrative expenses	13,819	13,836	(17)	0%
Income from operations	10,561	12,224	(1,663)	-14%
Interest expense allocation	(1,297)	(1,284)	(13)	1%
Gain on sale of property, plant and equipment	—	195	(195)	-100%
Pre-tax income	$9,264	$11,135	$(1,871)	-17%
Other Information
Average rental equipment [1]	$301,580	$283,819	$17,761	6%
Average rental equipment on rent	$183,568	$175,361	$8,207	5%
Average monthly total yield [2]	1.92%	2.10%		-9%
Average utilization [3]	60.9%	61.8%		-1%
Average monthly rental rate [4]	3.15%	3.41%		-8%
Period end rental equipment [1]	$304,036	$291,266	$12,770	4%
Period end utilization [3]	61.7%	61.5%		0%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2015 decreased 6% to $24.4 million from $26.1 million for the same period in 2014.  For the six months ended June 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.1 million, or 3%, primarily due to 8% lower average monthly rental rates, partly offset by 5% higher average rental equipment on rent in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 23% and 21% in 2015 and 2014, respectively, and other direct costs were 13% and 14%, respectively, in 2015 and 2014, which resulted in gross margin percentages of 64% and 65% in 2015 and 2014, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $1.2 million, or 5%, to $22.3 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 1%, compared to 2014. The lower revenues, together with lower gross margin percentage of 20% in 2015 compared to 22% in 2014, resulted in rental related services gross profit decreasing $0.2 million, or 8%, to $2.3 million from $2.5 million in 2014.

For the six months ended June 30, 2015, selling and administrative expenses were flat at $13.8 million compared to the same period in 2014.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2015 compared to the same period in 2014 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $65.3 million in 2015 compared to $55.2 million in 2014.  The 18% increase in net cash provided by operating activities was primarily attributable to decreased accounts receivable and prepaid expenses and other assets, partly offset by lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $65.3 million in 2015, compared to $57.9 million in 2014. The $7.4 million increase was primarily due to $3.1 million higher purchases of rental equipment of $71.2 million in 2015, compared to $68.1 million in 2014, $2.5 million lower proceeds from sale of property, plant and equipment and $1.9 million lower proceeds from sale of used equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $0.4 million in 2015, compared to net cash provided by financing of $2.3 million in 2014.  The $2.7 million change in net cash flows from financing activities was primarily due to $20.0 million principal payment under the Company’s senior notes compared to $20.0 million of net borrowings in 2014. The $40.0 million net repayment of senior notes and $3.1 million repurchase of common stock was partly offset by $37.7 million of increased borrowing on the Company’s bank lines of credit and $2.8 million lower taxes paid related to net share settlement of stock awards.

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

At June 30, 2015, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $237.2 million was outstanding, and had capacity to borrow up to an additional $192.8 million.  The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2015, the actual ratio was 3.95 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2015, the actual ratio was 2.00 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2015, such sum was $298.8 million and the actual Tangible Net Worth of the Company was $389.1 million.

At June 30, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchasers”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchasers. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At June 30, 2015, the principal balance outstanding under the Series A Senior Notes was $60.0 million.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes will be used for working capital and other general corporate purposes.  At June 30, 2015, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2015, the actual ratio was 3.95 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2015, the actual ratio was 2.00 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At June 30, 2015, such sum was $298.8 million and the actual tangible net worth of the Company was $389.1 million.

At June 30, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions and/or through privately negotiated, large block transactions. Furthermore, in March 2015, pursuant to authorization from the Company’s Board of Directors, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 987,790 shares of the Company’s common stock. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. During the six months ended June 30, 2015, the Company repurchased 101,653 shares of common stock for an aggregate repurchase price of $3.1 million, or an average price of $30.81 per share. There were no repurchases of common stock during the six months ended June 30, 2014.  As of June 30, 2015, 1,898,347 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2014 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2014 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Instability in the global financial system may also have an impact on our business and our financial condition.  In recent years, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness.  While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Amended Credit Facility (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth.  Constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, could limit our ability to obtain such additional funds on terms acceptable to the Company or at all.  All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods.  At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

At June 30, 2015, we had $37.7 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.4 million per year for each 1% increase in the average interest rate we pay based on the $237.2 million balance of variable rate debt outstanding at June 30, 2015.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2015, 54% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2015, the Company repurchased 89,443 shares of common stock for an aggregate repurchase price of $2.8 million, or an average price of $30.79 per share. The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	—	—	—
May 1 – May 31	27,846	$30.73	27,846	—
June 1- June 30	61,597	$30.82	61,597	1,898,347

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of June 30, 2015.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

14.1

Amended and Restated Code of Business Conduct and Ethics, effective as of April 30, 2015 (filed as Exhibit 14.1 to  Registrant’s Current Report on 8-K filed on May 6, 2015, and incorporated herein by reference)

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2015	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer