Form 10-Q
period 2015-09-30
MCGRATH RENTCORP
filed 2015-10-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 28, 2015, 23,885,220 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Grant Thornton LLP

San Jose, California

October 29, 2015

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Rental	$70,195	$69,642	$203,002	$197,881
Rental related services	21,862	17,871	54,456	46,529
Rental operations	92,057	87,513	257,458	244,410
Sales	20,426	24,998	40,181	50,206
Other	565	514	1,623	1,714
Total revenues	113,048	113,025	299,262	296,330
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,809	18,298	56,507	54,119
Rental related services	15,802	13,506	40,602	35,179
Other	14,032	14,955	45,469	43,693
Total direct costs of rental operations	48,643	46,759	142,578	132,991
Costs of sales	14,259	16,968	26,533	33,324
Total costs of revenues	62,902	63,727	169,111	166,315
Gross profit	50,146	49,298	130,151	130,015
Selling and administrative expenses	24,996	24,200	74,661	71,451
Income from operations	25,150	25,098	55,490	58,564
Other income (expense):
Interest expense	(2,444)	(2,386)	(7,182)	(6,924)
Gain on sale of property, plant and equipment	—	—	—	812
Foreign currency exchange loss	(201)	(103)	(454)	(113)
Income before provision for income taxes	22,505	22,609	47,854	52,339
Provision for income taxes	8,889	8,863	18,902	20,517
Net income	$13,616	$13,746	$28,952	$31,822
Earnings per share:
Basic	$0.54	$0.53	$1.12	$1.23
Diluted	$0.54	$0.53	$1.12	$1.22
Shares used in per share calculation:
Basic	25,334	25,953	25,853	25,885
Diluted	25,408	26,152	25,954	26,177
Cash dividends declared per share	$0.250	$0.245	$0.750	$0.735

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$13,616	$13,746	$28,952	$31,822
Other comprehensive income (loss):
Foreign currency translation adjustment	(31)	(48)	58	(25)
Tax benefit (provision)	7	8	(23)	4
Comprehensive income	$13,592	$13,706	$28,987	$31,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2015	2014
Assets
Cash	$757	$1,167
Accounts receivable, net of allowance for doubtful accounts of $2,082 in 2015 and $2,038 in 2014	107,560	101,294
Rental equipment, at cost:
Relocatable modular buildings	717,892	664,340
Electronic test equipment	266,034	261,995
Liquid and solid containment tanks and boxes	309,779	303,303
	1,293,705	1,229,638
Less accumulated depreciation	(429,428)	(403,888)
Rental equipment, net	864,277	825,750
Property, plant and equipment, net	110,530	108,628
Prepaid expenses and other assets	28,480	41,424
Intangible assets, net	9,683	10,336
Goodwill	27,808	27,808
Total assets	$1,149,095	$1,116,407
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$382,113	$322,478
Accounts payable and accrued liabilities	70,963	71,357
Deferred income	40,172	29,139
Deferred income taxes, net	266,383	268,902
Total liabilities	759,631	691,876
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,355 shares as of September 30, 2015 and 26,051 shares as of December 31, 2014	103,642	106,469
Retained earnings	285,889	318,164
Accumulated other comprehensive loss	(67)	(102)
Total shareholders’ equity	389,464	424,531
Total liabilities and shareholders’ equity	$1,149,095	$1,116,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities :
Net income	$28,952	$31,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,303	60,383
Provision for doubtful accounts	1,179	1,480
Share-based compensation	2,863	3,010
Gain on sale of used rental equipment	(9,066)	(10,777)
Gain on sale of property, plant and equipment	—	(812)
Foreign currency exchange loss	454	113
Change in:
Accounts receivable	(7,445)	(17,400)
Prepaid expenses and other assets	12,944	(2,293)
Accounts payable and accrued liabilities	(1,055)	7,370
Deferred income	11,033	8,772
Deferred income taxes	(2,519)	3,295
Net cash provided by operating activities	100,643	84,963
Cash Flows from Investing Activities:
Purchase of rental equipment	(104,884)	(112,972)
Purchase of property, plant and equipment	(8,045)	(9,078)
Proceeds from sale of used rental equipment	19,681	22,864
Proceeds from sale of property, plant and equipment	—	2,501
Net cash used in investing activities	(93,248)	(96,685)
Cash Flows from Financing Activities:
Net borrowing under bank lines of credit	79,635	12,277
Borrowing under Series B senior notes	—	40,000
Principal payment on Series A senior notes	(20,000)	(20,000)
Proceeds from the exercise of stock options	1,458	318
Excess tax benefit from exercise and disqualifying disposition of stock options	349	1,314
Taxes paid related to net share settlement of stock awards	(729)	(3,777)
Repurchase of common stock	(48,785)	—
Payment of dividends	(19,728)	(19,189)
Net cash provided by (used in) financing activities	(7,800)	10,943
Effect of exchange rate changes on cash	(5)	(77)
Net decrease in cash	(410)	(856)
Cash balance, beginning of period	1,167	1,630
Cash balance, end of period	$757	$774
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$7,224	$6,316
Net income taxes paid, during the period	$2,240	$15,694
Dividends accrued during the period, not yet paid	$6,159	$6,471
Rental equipment acquisitions, not yet paid	$5,707	$12,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2015 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 26, 2015 for the year ended December 31, 2014 (the “2014 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Imputation of Interest (Subtopic 835-30).  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued accounting guidance on the presentation of debt issuance costs in the balance sheet. This standard requires that certain debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company will apply this guidance prospectively beginning in the fiscal year ended December 31, 2017. The application of this guidance will result in a reclassification of debt financing costs from prepaid expenses and other assets to a reduction of the specific debt liability, and will not affect the Company’s statement of operations or cash flow.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Weighted-average number of shares of common stock for calculating basic earnings per share	25,334	25,953	25,853	25,885
Effect of potentially dilutive securities from equity-based compensation	74	199	101	292
Weighted-average number of shares of common stock for calculating diluted earnings per share	25,408	26,152	25,954	26,177

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Options to purchase shares of common stock	1,326	9	746	9

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. The following table presents share repurchase activities during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Number of shares repurchased	1,754,636	—	1,856,289	—
Aggregate purchase price	$45,653	—	$48,784	—
Average price per repurchased shares	$26.02	—	$26.28	—

As of September 30, 2015, 2,143,711 shares remain authorized for repurchase.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	September 30, 2015	December 31, 2014
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(5,628)	(4,975)
		$9,683	$10,336

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2014.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2015 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2015 and $0.8 million in each of the fiscal years 2016 through 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building rental division (“Mobile Modular”); (2) its electronic test equipment rental division (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids division (“Adler Tanks”); and (4) its classroom manufacturing division selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2015 and 2014 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2015
Rental revenues	$84,242	$66,612	$52,148	$—	$203,002
Rental related services revenues	33,904	2,271	18,281	—	54,456
Sales and other revenues	15,971	16,385	1,082	8,366	41,804
Total revenues	134,117	85,268	71,511	8,366	299,262
Depreciation of rental equipment	14,218	30,335	11,954	—	56,507
Gross profit	56,263	35,293	36,383	2,212	130,151
Selling and administrative expenses	34,436	17,059	20,755	2,411	74,661
Income (loss) from operations	21,827	18,234	15,628	(199)	55,490
Interest (expense) income allocation	(3,790)	(1,580)	(1,953)	141	(7,182)
Income (loss) before provision for income taxes	18,037	16,200	13,675	(58)	47,854
Rental equipment acquisitions	59,501	37,822	8,328	—	105,651
Accounts receivable, net (period end)	60,132	23,649	20,312	3,467	107,560
Rental equipment, at cost (period end)	717,892	266,034	309,779	—	1,293,705
Rental equipment, net book value (period end)	515,207	107,801	241,269	—	864,277
Utilization (period end) [2]	77.9%	60.5%	57.0%
Average utilization [2]	75.3%	60.2%	59.9%
2014
Rental revenues	$69,644	$73,665	$54,572	$—	$197,881
Rental related services revenues	25,493	2,463	18,573	—	46,529
Sales and other revenues	22,057	18,369	893	10,601	51,920
Total revenues	117,194	94,497	74,038	10,601	296,330
Depreciation of rental equipment	12,114	30,709	11,296	—	54,119
Gross profit	43,296	43,916	39,779	3,024	130,015
Selling and administrative expenses	30,786	17,848	20,338	2,479	71,451
Income from operations	12,510	26,068	19,441	545	58,564
Interest (expense) income allocation	3,524	1,584	1,950	(134)	6,924
Gain on sale of property, plant and equipment	341	276	195	—	812
Income before provision for income taxes	9,327	24,647	17,686	679	52,339
Rental equipment acquisitions	65,100	32,903	19,088	—	117,091
Accounts receivable, net (period end)	55,525	22,228	21,190	4,627	103,570
Rental equipment, at cost (period end)	649,206	263,712	302,168	—	1,215,086
Rental equipment, net book value (period end)	462,722	106,460	248,716	—	817,898
Utilization (period end) [2]	74.2%	64.2%	65.1%
Average utilization [2]	71.4%	59.6%	62.2%

1.

Gross Enviroplex sales revenues were $9,077 and $12,133 for the nine months ended September 30, 2015 and 2014, respectively, which includes inter-segment sales to Mobile Modular of $711 and $1,532, respectively, which have been eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2015 and 2014. Revenues from foreign country customers accounted for 5% and 4% of the Company’s total revenues for the same periods, respectively.

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

The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented 6% of the Company’s total revenues in the nine months ended September 30, 2015. Mobile Modular Portable Storage commenced operations in 2008 and offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2015, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 38%, 34%, 29% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 18%, 47%, 34% and 1% for the same period in 2014. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 86% and 82% of consolidated revenues in the nine months ended September 30, 2015 and 2014, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2015, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 46%, 27% and 27%, respectively, compared to 39%, 31% and 30%, respectively, in the same period of 2014. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations, which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs.

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2015 and 2014, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 14% and 18%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2015 and 2014, Mobile Modular and Enviroplex together comprised 58% and 63%, respectively, and TRS-RenTelco comprised 39% and 35%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2015 and 2014 were 3% and 2%, respectively, of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Net income	$13,616	$13,746	$28,952	$31,822	$42,839	$43,583
Provision for income taxes	8,889	8,863	18,902	20,517	29,237	28,097
Interest	2,444	2,386	7,182	6,924	9,538	9,103
Depreciation and amortization	21,132	20,401	63,303	60,383	84,045	80,135
EBITDA	46,081	45,396	118,339	119,646	165,659	160,918
Share-based compensation	910	1,026	2,863	3,010	3,707	3,308
Adjusted EBITDA [1]	$46,991	$46,422	$121,202	$122,656	$169,366	$164,226
Adjusted EBITDA margin [2]	42%	41%	41%	41%	41%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Adjusted EBITDA [1]	$46,991	$46,422	$121,202	$122,656	$169,366	$164,226
Interest paid	(2,328)	(2,118)	(7,224)	(6,316)	(9,982)	(9,522)
Net income taxes paid	(750)	(7,168)	(2,240)	(15,694)	(8,821)	(18,838)
Gain on sale of used rental equipment	(3,501)	(4,333)	(9,066)	(10,777)	(13,657)	(13,940)
Gain on sale of property, plant and equipment	—	—	—	(812)	—	(812)
Foreign currency exchange loss	201	103	454	113	672	271
Change in certain assets and liabilities:
Accounts receivable, net	(13,586)	(14,486)	(6,266)	(15,920)	(3,990)	(10,751)
Prepaid expenses and other assets	4,937	(6)	12,944	(2,293)	1,585	(1,401)
Accounts payable and other liabilities	(7,031)	4,685	(20,195)	5,234	(3,905)	3,824
Deferred income	10,447	6,692	11,034	8,772	7,398	5,632
Net cash provided by operating activities	$35,380	$29,791	$100,643	$84,963	$138,666	$118,689

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes and Series B Senior Notes (both as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2015, the actual ratio was 3.93 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2015, the actual ratio was 2.26 to 1.

At September 30, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 18, 2015, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended September 30, 2015, an increase of 2% over the prior year’s comparable quarter.

In October 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed on the acquisition date.  The amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions of the ASU No. 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2015 Compared to

Three Months Ended September 30, 2014

Overview

Consolidated revenues for the three months ended September 30, 2015 were flat at $113.0 million compared to the same period in 2014.  Consolidated net income for the three months ended September 30, 2015 decreased 1% to $13.6 million, from $13.7 million for the same period in 2014. Earnings per diluted share for the three months ended September 30, 2015 increased 2% to $0.54 from $0.53 for the same period in 2014.

For the three months ended September 30, 2015, on a consolidated basis:

•

Gross profit increased 2%, to $50.1 million from $49.3 million for the same period in 2014. Mobile Modular’s gross profit increased $6.5 million, or 37%, due to higher gross profit on rental and rental related revenues, partly offset by lower gross profit on sales revenues. Enviroplex’s gross profit decreased $0.7 million, or 29%, primarily due to lower sales revenues. Adler Tanks’ gross profit decreased $1.7 million, or 13%, due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services. TRS-RenTelco’s gross profit decreased $3.2 million, or 21%, primarily due to lower gross profit on rental and sales revenues.

•	Selling and administrative expenses increased 3% to $25.0 million from $24.2 million in the same period in 2014, primarily due to increased marketing and administrative expenses.
•

Interest expense increased 2% to $2.4 million in 2015 compared to the same period in 2014, as 15% higher average debt levels of the Company was partly offset by 11% lower net average interest rates of 2.67% in 2015 compared to 2.99% in 2014.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 48%, 28% and 20%, respectively, compared to 24%, 41% and 29%, respectively, for the comparable 2014 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 4% in 2015 compared to 6% in 2014.

•	Adjusted EBITDA increased $0.6 million, or 1%, to $47.0 million, compared to $46.4 million in 2014.

Mobile Modular

For the three months ended September 30, 2015, Mobile Modular’s total revenues increased $6.9 million, or 15%, to $53.1 million compared to the same period in 2014, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross margin on rental and rental related services revenues, partly offset by lower gross profit on sales and higher selling and administrative expenses, resulted in pre-tax income that more than doubled to $10.9 million for the three months ended September 30, 2015, from $5.3 million for the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/15 compared to Three Months Ended 9/30/14 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$30,154	$25,432	$4,722	19%
Rental related services	14,313	10,165	4,148	41%
Rental operations	44,467	35,597	8,870	25%
Sales	8,539	10,555	(2,016)	-19%
Other	107	87	20	23%
Total revenues	53,113	46,239	6,874	15%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,938	4,272	666	16%
Rental related services	10,124	7,355	2,769	38%
Other	7,485	9,242	(1,757)	-19%
Total direct costs of rental operations	22,547	20,869	1,678	8%
Costs of sales	6,569	7,848	(1,279)	-16%
Total costs of revenues	29,116	28,717	399	1%
Gross Profit
Rental	17,731	11,918	5,813	49%
Rental related services	4,189	2,810	1,379	49%
Rental operations	21,920	14,728	7,192	49%
Sales	1,970	2,707	(737)	-27%
Other	107	87	20	23%
Total gross profit	23,997	17,522	6,475	37%
Selling and administrative expenses	11,794	10,956	838	8%
Income from operations	12,203	6,566	5,637	86%
Interest expense allocation	(1,309)	(1,234)	75	6%
Pre-tax income	$10,894	$5,332	$5,562	104%
Other Information
Average rental equipment [1]	$678,274	$607,725	$70,549	12%
Average rental equipment on rent	$520,036	$445,527	$74,509	17%
Average monthly total yield [2]	1.48%	1.39%		6%
Average utilization [3]	76.7%	73.3%		5%
Average monthly rental rate [4]	1.93%	1.90%		2%
Period end rental equipment [1]	$686,582	$618,533	$68,049	11%
Period end utilization [3]	77.9%	74.2%		5%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended September 30, 2015 increased 37%, to $24.0 million from $17.5 million for the same period in 2014.  For the three months ended September 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.7 million, or 19%, primarily due to 17% higher average rental equipment on rent and 2% higher average monthly rental rates in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 16% in 2015 compared to 17% in 2014, and other direct costs were 25% in 2015 compared to 36% in 2014, which resulted in gross margin percentages of 59% in 2015 compared 47% in 2014. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $5.8 million, or 49%, to $17.7 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.1 million, or 41%, compared to 2014.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher services provided during the lease. The higher revenues, together with higher gross margin percentage of 29% in 2015 compared to 28% in 2014, resulted in rental related services gross profit increasing $1.4 million, or 49%, to $4.2 million in 2015.

•

Gross Profit on Sales – Sales revenues decreased $2.0 million, or 19%, compared to 2014, primarily due to lower used equipment sales.  Lower sales revenues, together with lower gross margin percentage of 23% in 2015 compared with 26% in 2014, resulted in gross profit on sales decreasing $0.7 million, or 27%, to $2.0 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2015, selling and administrative expenses increased 8%, to $11.8 million from $11.0 million in the same period in 2014, primarily due to higher allocated corporate expenses.

TRS-RenTelco

For the three months ended September 30, 2015, TRS-RenTelco’s total revenues decreased $3.4 million, or 11%, to $29.3 million compared to the same period in 2014, primarily due to lower rental and sales revenues. Pre-tax income decreased 32% to $6.4 million for the three months ended September 30, 2015 from $9.3 million for the same period in 2014, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/15 compared to Three Months Ended 9/30/14 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$22,612	$25,481	$(2,869)	-11%
Rental related services	821	846	(25)	-3%
Rental operations	23,433	26,327	(2,894)	-11%
Sales	5,401	5,965	(564)	-9%
Other	439	427	12	3%
Total revenues	29,273	32,719	(3,446)	-11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,858	10,170	(312)	-3%
Rental related services	664	702	(38)	-5%
Other	3,448	3,078	370	12%
Total direct costs of rental operations	13,970	13,950	20	0%
Costs of sales	2,761	2,991	(230)	-8%
Total costs of revenues	16,731	16,941	(210)	-1%
Gross Profit
Rental	9,306	12,233	(2,927)	-24%
Rental related services	157	144	13	9%
Rental operations	9,463	12,377	(2,914)	-24%
Sales	2,640	2,974	(334)	-11%
Other	439	427	12	3%
Total gross profit	12,542	15,778	(3,236)	-21%
Selling and administrative expenses	5,448	5,844	(396)	-7%
Income from operations	7,094	9,934	(2,840)	-29%
Interest expense allocation	(527)	(531)	(4)	-1%
Foreign currency exchange loss	(201)	(103)	(98)	95%
Pre-tax income	$6,366	$9,300	$(2,934)	-32%
Other Information
Average rental equipment [1]	$267,552	$261,077	$6,475	2%
Average rental equipment on rent	$163,222	$163,170	$52	0%
Average monthly total yield [2]	2.82%	3.25%		-13%
Average utilization [3]	61.0%	62.5%		-2%
Average monthly rental rate [4]	4.62%	5.20%		-11%
Period end rental equipment [1]	$265,927	$262,413	$3,514	1%
Period end utilization [3]	60.5%	64.2%		-6%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended September 30, 2015 decreased 21% to $12.5 million from $15.8 million in 2014. For the three months ended September 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.9 million, or 11%, as compared to 2014, and depreciation expense decreased $0.3 million, or 3%, resulting in decreased gross profit on rental revenues of $2.9 million, or 24%, to $9.3 million. As a percentage of rental revenues, depreciation was 44% in 2015 compared to 40% in 2014 and other direct costs were 15% in 2015 and 12% in 2014, which resulted in a gross margin percentage of 41% in 2015 compared to 48% in 2014. The rental revenues decrease was due to 11% lower monthly rental rates and flat average rental equipment on rent in 2015 as compared to 2014.

•

Gross Profit on Sales – Sales revenues decreased 9% to $5.4 million in 2015. Gross profit on sales decreased 11% to $2.6 million with gross margin percentage decreasing to 49% from 50% in 2014, due to lower gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2015, selling and administrative expenses decreased 7%, to $5.4 million from $5.8 million in the same period in 2014, primarily due to lower allocated corporate expenses.

Adler Tanks

For the three months ended September 30, 2015, Adler Tanks’ total revenues decreased $1.2 million, or 5%, to $24.5 million compared to the same period in 2014, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues. The revenue decrease, together with lower gross margin on sales and higher selling and administrative expenses, resulted in a $2.1 million, or 33%, decrease in pre-tax income to $4.4 million for the three months ended September 30, 2015, compared to the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/15 compared to Three Months Ended 9/30/14 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$17,429	$18,729	$(1,300)	-7%
Rental related services	6,728	6,860	(132)	-2%
Rental operations	24,157	25,589	(1,432)	-6%
Sales	321	124	197	159%
Other	19	—	19	nm
Total revenues	24,497	25,713	(1,216)	-5%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,013	3,856	157	4%
Rental related services	5,014	5,449	(435)	-8%
Other	3,099	2,635	464	18%
Total direct costs of rental operations	12,126	11,940	186	2%
Costs of sales	368	54	314	nm
Total costs of revenues	12,494	11,994	500	4%
Gross Profit
Rental	10,317	12,238	(1,921)	-16%
Rental related services	1,714	1,411	303	21%
Rental operations	12,031	13,649	(1,618)	-12%
Sales	(47)	70	(117)	-167%
Other	19	—	19	nm
Total gross profit	12,003	13,719	(1,716)	-13%
Selling and administrative expenses	6,936	6,502	434	7%
Income from operations	5,067	7,217	(2,150)	-30%
Interest expense allocation	(656)	(666)	(10)	-2%
Pre-tax income	$4,411	$6,551	$(2,140)	-33%
Other Information
Average rental equipment [1]	$305,550	$294,125	$11,425	4%
Average rental equipment on rent	$179,017	$184,310	$(5,293)	-3%
Average monthly total yield [2]	1.90%	2.12%		-10%
Average utilization [3]	58.6%	62.7%		-7%
Average monthly rental rate [4]	3.25%	3.39%		-4%
Period end rental equipment [1]	$306,778	$296,834	$9,944	3%
Period end utilization [3]	57.0%	65.1%		-12%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2015 decreased 13% to $12.0 million from $13.7 million for the same period in 2014.  For the three months ended September 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.3 million, or 7%, due to 4% lower average rental rates and 3% lower average rental equipment on rent in 2015 compared to 2014. As a percentage of rental revenues, depreciation was 23% and 21% in 2015 and 2014, respectively, and other direct costs were 18% and 14% in 2015 and 2014, respectively, which resulted in gross margin percentages of 59% and 65% in 2015 and 2014, respectively.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $1.9 million, or 16%, to $10.3 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.1 million, or 2%, compared to 2014. Higher gross margin percentage of 26% in 2015 compared to 21% in 2014, partly offset by lower revenues, resulted in rental related services gross profit increasing 21% to $1.7 million in 2015.

For the three months ended September 30, 2015, selling and administrative expenses increased 7% to $6.9 million compared to the same period in 2014, primarily due to increased marketing and administrative expenses.

Nine Months Ended September 30, 2015 Compared to

Nine Months Ended September 30, 2014

Overview

Consolidated revenues for the nine months ended September 30, 2015 increased 1% to $299.3 million from $296.3 million for the same period in 2014.  Consolidated net income for the nine months ended September 30, 2015 decreased 9% to $29.0 million, from $31.8 million for the same period in 2014. Earnings per diluted share for the nine months ended September 30, 2015 decreased 8% to $1.12 from $1.22 for the same period in 2014.

For the nine months ended September 30, 2015, on a consolidated basis:

•

Gross profit increased $0.1 million to $130.2 million compared to the same period in 2014.  Mobile Modular’s gross profit increased $13.0 million, or 30%, primarily due to higher gross profit on rental and rental related services, partly offset by lower gross profit on sales. Adler Tanks’ gross profit decreased $3.4 million, or 9%, primarily due to lower gross profit on rental and sales revenues. TRS-RenTelco’s gross profit decreased $8.6 million, or 20%, primarily due to lower gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $0.8 million, or 27%, primarily due to lower sales revenues.

•

Selling and administrative expenses increased 4% to $74.7 million from $71.5 million for the same period in 2014, primarily due to increased employee headcount, salaries, employee benefit costs and marketing and administrative expenses.

•	Interest expense increased 4% to $7.2 million, due to 12% higher average debt levels of the Company, partly offset by 7% lower net average interest rates of 2.82% in 2015 compared to 3.04% in 2014.
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

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 38%, 34% and 29%, respectively, compared to 18%, 47% and 34%, respectively, for the comparable 2014 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% compared to 1% in 2014.

•	Adjusted EBITDA decreased $1.5 million, or 1%, to $121.2 million compared to $122.7 million in 2014.

Mobile Modular

For the nine months ended September 30, 2015, Mobile Modular’s total revenues increased $16.9 million, or 14%, to $134.1 million compared to the same period in 2014, primarily due to higher rental and rental related services and revenues, partly offset by lower sales revenues during the period. The revenue increase, together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses, resulted in a 93% increase in pre-tax income to $18.0 million for the nine months ended September 30, 2015, from $9.3 million for the same period in 2014.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/15 compared to Nine Months Ended 9/30/14 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$84,242	$69,644	$14,598	21%
Rental related services	33,904	25,493	8,411	33%
Rental operations	118,146	95,137	23,009	24%
Sales	15,630	21,716	(6,086)	-28%
Other	341	341	—	0%
Total revenues	134,117	117,194	16,923	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	14,218	12,114	2,104	17%
Rental related services	24,293	18,458	5,835	32%
Other	27,750	27,156	594	2%
Total direct costs of rental operations	66,261	57,728	8,533	15%
Costs of sales	11,593	16,170	(4,577)	-28%
Total costs of revenues	77,854	73,898	3,956	5%
Gross Profit
Rental	42,274	30,374	11,900	39%
Rental related services	9,611	7,035	2,576	37%
Rental operations	51,885	37,409	14,476	39%
Sales	4,037	5,546	(1,509)	-27%
Other	341	341	—	0%
Total gross profit	56,263	43,296	12,967	30%
Selling and administrative expenses	34,436	30,786	3,650	12%
Income from operations	21,827	12,510	9,317	74%
Interest expense allocation	(3,790)	(3,524)	266	8%
Gain on sale of property, plant and equipment	—	341	(341)	-100%
Pre-tax income	$18,037	$9,327	$8,710	93%
Other Information
Average rental equipment [1]	$658,404	$588,157	$70,247	12%
Average rental equipment on rent	$495,546	$419,649	$75,897	18%
Average monthly total yield [2]	1.42%	1.32%		8%
Average utilization [3]	75.3%	71.4%		5%
Average monthly rental rate [4]	1.89%	1.84%		3%
Period end rental equipment [1]	$686,582	$618,533	$68,049	11%
Period end utilization [3]	77.9%	74.2%		5%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2015 increased 30% to $56.3 million from $43.3 million for the same period in 2014.  For the nine months ended September 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues - Rental revenues increased $14.6 million, or 21%, primarily due to 18% higher average rental equipment on rent and 3% higher average monthly rental rates in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 17% in 2015 and 2014 and other direct costs were 33% in 2015 and 39% in 2014, which resulted in gross margin percentage of 50% in 2015 and 44% in 2014. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $11.9 million, or 39%, to $42.3 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $8.4 million, or 33%, compared to 2014.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, increased services performed during the lease and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues and flat gross margin percentage of 28% in 2015 and 2014 resulted in rental related services gross profit increasing 37% to $9.6 million from $7.0 million in 2014.

•

Gross Profit on Sales – Sales revenues decreased $6.1 million, or 26%, due to lower new and used equipment sales compared to 2014. Lower sales revenues and flat gross margin percentage of 26% in 2015 compared to 2014, resulted in sales gross profit decreasing 27% to $4.0 million from $5.5 million in 2014. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2015, selling and administrative expenses increased 12%, to $34.4 million from $30.8 million in the same period in 2014, primarily due to increased employee headcount, salaries and benefit cost and higher corporate allocated expenses.

TRS-RenTelco

For the nine months ended September 30, 2015, TRS-RenTelco’s total revenues decreased $9.2 million, or 10%, to $85.3 million compared to the same period in 2014, due to lower rental and sales revenues. Pre-tax income decreased 34%, to $16.2 million for the nine months ended September 30, 2015 compared to $24.6 million for the same period in 2014, primarily due to lower gross profit on rental and sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/15 compared to Nine Months Ended 9/30/14 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$66,612	$73,665	$(7,053)	-10%
Rental related services	2,271	2,463	(192)	-8%
Rental operations	68,883	76,128	(7,245)	-10%
Sales	15,173	17,074	(1,901)	-11%
Other	1,212	1,295	(83)	-6%
Total revenues	85,268	94,497	(9,229)	-10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	30,335	30,709	(374)	-1%
Rental related services	2,054	2,084	(30)	-1%
Other	10,121	8,956	1,165	13%
Total direct costs of rental operations	42,510	41,749	761	2%
Costs of sales	7,465	8,832	(1,367)	-15%
Total costs of revenues	49,975	50,581	(606)	-1%
Gross Profit
Rental	26,156	34,000	(7,844)	-23%
Rental related services	217	379	(162)	-43%
Rental operations	26,373	34,379	(8,006)	-23%
Sales	7,708	8,242	(534)	-6%
Other	1,212	1,295	(83)	-6%
Total gross profit	35,293	43,916	(8,623)	-20%
Selling and administrative expenses	17,059	17,848	(789)	-4%
Income from operations	18,234	26,068	(7,834)	-30%
Interest expense allocation	(1,580)	(1,584)	(4)	0%
Gain on sale of property, plant and equipment	—	276	(276)	-100%
Foreign currency exchange gain (loss)	(454)	(113)	(341)	nm
Pre-tax income	$16,200	$24,647	$(8,447)	-34%
Other Information
Average rental equipment [1]	$266,748	$263,476	$3,272	1%
Average rental equipment on rent	$160,687	$157,027	$3,660	2%
Average monthly total yield [2]	2.77%	3.10%		-11%
Average utilization [3]	60.2%	59.6%		1%
Average monthly rental rate [4]	4.61%	5.21%		-12%
Period end rental equipment [1]	$265,927	$262,413	$3,514	1%
Period end utilization [3]	60.5%	64.2%		-6%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2015 decreased 20% to $35.3 million from $43.9 million for the same period in 2014.  For the nine months ended September 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $7.1 million, or 10%, with depreciation expenses decreasing $0.4 million, or 1%, to $30.3 million and other direct costs increasing $1.2 million, or 13%, to $10.1 million, resulting in decreased gross profit on rental revenues of $7.8 million, or 23%, to $26.2 million.  As a percentage of rental revenues, depreciation was 46% and 42% in 2015 and 2014, respectively, and other direct costs were 15% and 12% in 2015 and 2014, respectively, which resulted in a gross margin percentage of 39% and 46% in 2015 and 2014, respectively. The rental revenues decrease was due to 12% lower average monthly rental rates, partly offset by 2% higher average rental equipment on rent compared to 2014.

•

Gross Profit on Sales – Sales revenues decreased $1.9 million, or 11%, to $15.2 million in 2015, compared to $17.1 million in 2014. Lower sales revenues, partly offset by higher gross margin percentage of 51% in 2015 compared to 48% in 2014, due to higher gross margins on new equipment sales, resulted in gross profit on sales decreasing 6%, to $7.7 million from $8.2 million in 2014. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2015, selling and administrative expenses decreased 4%, to $17.1 million from $17.8 million in the same period in 2014, primarily due to lower allocated corporate expenses.

Adler Tanks

For the nine months ended September 30, 2015, Adler Tanks’ total revenues decreased $2.5 million, or 3%, to $71.5 million compared to the same period in 2014, primarily due to lower rental and rental related services revenues during the period. The revenue decrease, $0.4 million higher selling and administrative expenses and lower gross margins on sales revenues resulted in pre-tax income of $13.7 million for the nine months ended September 30, 2015, a decrease of 23% compared to 2014.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/15 compared to Nine Months Ended 9/30/14 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$52,148	$54,572	$(2,424)	-4%
Rental related services	18,281	18,573	(292)	-2%
Rental operations	70,429	73,145	(2,716)	-4%
Sales	1,012	815	197	24%
Other	70	78	(8)	-10%
Total revenues	71,511	74,038	(2,527)	-3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,954	11,296	658	6%
Rental related services	14,255	14,637	(382)	-3%
Other	7,598	7,581	17	0%
Total direct costs of rental operations	33,807	33,514	293	1%
Costs of sales	1,321	745	576	77%
Total costs of revenues	35,128	34,259	869	3%
Gross Profit (Loss)
Rental	32,596	35,695	(3,099)	-9%
Rental related services	4,026	3,936	90	2%
Rental operations	36,622	39,631	(3,009)	-8%
Sales	(309)	70	(379)	nm
Other	70	78	(8)	-10%
Total gross profit	36,383	39,779	(3,396)	-9%
Selling and administrative expenses	20,755	20,338	417	2%
Income from operations	15,628	19,441	(3,813)	-20%
Interest expense allocation	(1,953)	(1,950)	3	0%
Gain on sale of property, plant and equipment	—	195	(195)	-100%
Pre-tax income	$13,675	$17,686	$(4,011)	-23%
Other Information
Average rental equipment [1]	$302,922	$287,196	$15,726	5%
Average rental equipment on rent	$181,351	$178,561	$2,790	2%
Average monthly total yield [2]	1.91%	2.11%		-9%
Average utilization [3]	59.9%	62.2%		-4%
Average monthly rental rate [4]	3.19%	3.40%		-6%
Period end rental equipment [1]	$306,778	$296,834	$9,944	3%
Period end utilization [3]	57.0%	65.1%		-12%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2015 decreased 9% to $36.4 million from $39.8 million for the same period in 2014.  For the nine months ended September 30, 2015 compared to the same period in 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.4 million, or 4%, primarily due to 6% lower average monthly rental rates, partly offset by 2% higher average rental equipment on rent in 2015 as compared to 2014. As a percentage of rental revenues, depreciation was 23% and 21% in 2015 and 2014, respectively, and other direct costs were 15% and 14%, respectively, in 2015 and 2014, which resulted in gross margin percentages of 63% and 65% in 2015 and 2014, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $3.1 million, or 9%, to $32.6 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.3 million, or 2%, compared to 2014. Higher gross margin percentage of 22% in 2015 compared to 21% in 2014, partly offset by lower revenues, resulted in rental related services gross profit increasing $0.1 million, or 2%, to $4.0 million from $3.9 million in 2014.

For the nine months ended September 30, 2015, selling and administrative expenses increased 2% to $20.8 million from $20.3 million in same period in 2014, primarily due to increased employee head count, salaries and benefit costs and marketing and administrative expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2015 compared to the same period in 2014 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $100.6 million in 2015 compared to $85.0 million in 2014.  The 18% increase in net cash provided by operating activities was primarily attributable to decreased prepaid expenses and other assets, partly offset by lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $93.2 million in 2015, compared to $96.7 million in 2014. The $3.5 million decrease was primarily due to $8.1 million lower purchases of rental equipment of $104.9 million in 2015, compared to $113.0 million in 2014, partly offset by $2.5 million lower proceeds from sale of property, plant and equipment and $3.2 million lower proceeds from sale of used equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $7.8 million in 2015, compared to net cash provided by financing of $10.9 million in 2014.  The $18.7 million change in net cash flows from financing activities was primarily due to $48.8 million repurchase of common stock and $20.0 million principal payment under the Company’s senior notes compared to $20.0 million of net borrowings in 2014, partly offset by $67.4 million of increased borrowing on the Company’s bank lines of credit and $3.0 million lower taxes paid related to net share settlement of stock awards.

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

At September 30, 2015, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $282.1 million was outstanding, and had capacity to borrow up to an additional $147.9 million.  The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2015, the actual ratio was 3.93 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2015, the actual ratio was 2.26 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2015, such sum was $302.1 million and the actual Tangible Net Worth of the Company was $352.0 million.

At September 30, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchasers”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchasers. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchasers (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At September 30, 2015, the principal balance outstanding under the Series A Senior Notes was $60.0 million.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes will be used for working capital and other general corporate purposes.  At September 30, 2015, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes and the Series B Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2015, the actual ratio was 3.93 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2015, the actual ratio was 2.26 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At September 30, 2015, such sum was $302.1 million and the actual tangible net worth of the Company was $352.0 million.

At September 30, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. During the nine months ended September 30, 2015, the Company repurchased 1,856,289 shares of common stock for an aggregate repurchase price of $48.8 million, or an average price of $26.28 per share. There were no repurchases of common stock during the nine months ended September 30, 2014.  As of September 30, 2015, 2,143,711 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2014 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2014 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2015, we had $37.5 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.8 million per year for each 1% increase in the average interest rate we pay based on the $282.1 million balance of variable rate debt outstanding at September 30, 2015.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of September 30, 2015, 54% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In 2014, oil and gas exploration and production accounted for approximately 20% of Adler Tanks’ revenues, and approximately 5% of the Company’s total revenues. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2015, the Company repurchased 1,754,636 shares of common stock for an aggregate repurchase price of $45.6 million, or an average price of $26.02 per share. The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	333,621	$28.50	333,621	—
August 1 – August 31	792,915	$24.79	792,915	—
September 1- September 30	628,100	$26.25	628,100	2,143,711

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of September 30, 2015.

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

4.1	First Amendment to Amended and Restated Credit Agreement

15.1	Awareness Letter From Grant Thornton LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2015	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer