Form 10-K
period 2015-12-31
MCGRATH RENTCORP
filed 2016-02-25
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2015):  $774,364,686.

As of February 24, 2016, 23,852,351 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 8, 2016 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2015, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 87

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

The Company is a diversified business to business rental company with four rental divisions: relocatable modular buildings, portable storage containers, electronic test equipment, and liquid and solid containment tanks and boxes.  Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company reports its divisions in four business segments: (1) modular building and portable storage segment (“Mobile Modular”); (2) electronic test equipment segment (“TRS-RenTelco”); (3) a wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) a wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).  The Mobile Modular business segment includes the Mobile Modular Portable Storage division, which represented approximately 6% of the Company’s 2015 total revenues.

No single customer accounted for more than 10% of total revenues during 2015, 2014 and 2013.  Revenue from foreign country customers accounted for 5%, 5% and 7% of the Company’s revenues for the same periods, respectively.

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

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profits on rents are the best measures of the health of each of our rental businesses.  Additionally, we believe our business model and results are enhanced by operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronic test equipment, as well as shared senior management and back office functions for financing, human resources, insurance, and operating and accounting systems.

Employees

As of December 31, 2015, the Company had 1,016 employees, of whom 82 were primarily administrative and executive personnel, with 554, 188, 141 and 51 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

We make the Company’s Securities and Exchange Commission (“SEC”) filings available, free of charge, at our website www.mgrc.com.  These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Information included on our website is not incorporated by reference to this Form 10-K. Furthermore, all reports the Company files with the SEC are available, free of charge, through the SEC’s website at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of our principal suppliers are affiliated with the Company.  During 2015, Mobile Modular purchased 43% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, and Florida, serving large geographic areas in these states, and sales offices serving North Carolina, Georgia, Maryland, Virginia and Washington, D.C. The California, Texas and Florida regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity.  The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost.  When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment.  Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age.  Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 14 years old with sale proceeds above its net book value.

Competitive Strengths

Market Leadership – The Company believes Mobile Modular is the largest supplier in California, and a significant supplier in Florida and Texas, of modular educational facilities for rental to both public and private schools.  Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where Mobile Modular operates, which enables Mobile Modular to meet its customers’ specific project requirements.

Expertise – The Company believes that over the more than 30 years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors.  Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units.  Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service.  Mobile Modular has expertise in project management and complex applications.

Operating Structure – Part of the Company’s strategy for Mobile Modular is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate.  Mobile Modular achieves this by building regional sales and inventory centers designed to serve a broad geographic area and a large installed customer base under a single overhead structure, thereby reducing its cost per transaction.  The Company’s regional facilities and related infrastructure enable Mobile Modular to maximize its modular inventory utilization through efficient and cost effective in-house repair, maintenance and refurbishment for quick redeployment of equipment to meet its customers’ needs.

Asset Management – The Company believes Mobile Modular markets high quality, well-constructed and attractive modulars. Mobile Modular requires manufacturers to build to its specifications, which enables Mobile Modular to maintain a standardized quality fleet.  In addition, through its ongoing repair, refurbishment and maintenance programs, the Company believes Mobile Modular’s buildings are the best maintained in the industry.  The Company depreciates its modular buildings over an 18 year estimated useful life to a 50% residual value. Older buildings continue to be productive primarily because of Mobile Modular’s focus on ongoing fleet maintenance. Also, as a result of Mobile Modular’s maintenance programs, when a modular unit is sold, a high percentage of the equipment’s capitalized cost is recovered. In addition, the fleet’s utilization is regionally optimized by managing inventory through estimates of market demand, fulfillment of current rental and sale order activity, modular returns and capital purchases.

Customer Service - The Company believes the modular rental industry to be service intensive and locally based.  The Company strives to provide excellent service by meeting its commitments to its customers, being proactive in resolving project issues and seeking to continuously improve the customers’ experience.  Mobile Modular is committed to offering quick response to requests for information, providing experienced assistance, on time delivery and preventative maintenance of its units.  Mobile Modular’s goal is to continuously improve its procedures, processes and computer systems to enhance internal operational efficiency.  The Company believes this dedication to customer service results in high levels of customer loyalty and repeat business.

Market

Management estimates relocatable modular building rental is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $5.0 billion. Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C.  Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the limited state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below).  Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care facilities.  Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital.  The Company’s corporate offices, and California, Texas and Florida regional sales and inventory center offices are housed in various sizes of modular units.

Since most of Mobile Modular’s customer requirements are to fill temporary space needs, Mobile Modular’s marketing emphasis is on rentals rather than sales. Mobile Modular attracts customers through its website at www.mobilemodular.com, internet advertising and direct marketing.  Customers are encouraged to visit a regional sales and inventory center to view different models on display and to see a regional office, which is a working example of a modular application.

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

At December 31, 2015, Mobile Modular owned 47,995 new or previously rented modulars and portable storage containers with an aggregate cost of $736.9 million including accessories, or an average cost per unit of $15,353.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2015, fleet utilization was 76.9% and average fleet utilization during 2015 was 75.8%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 6% of the Company’s 2015 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2015 Mobile Modular’s largest sale represented approximately 6% of Mobile Modular’s sales, 2% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2015	2014	2013	2012	2011
Modular Rental Revenues (Mobile Modular)	33%	32%	37%	40%	44%
Modular Sales Revenues (Mobile Modular & Enviroplex)	43%	49%	36%	52%	33%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	35%	37%	36%	44%	40%
Consolidated Rental and Sales Revenues [1]	16%	16%	14%	16%	16%
1.	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from three facilities located in Grapevine, Texas (the “Dallas facility”), Dollard-des-Ormeaux, Canada (the “Montreal facility”) and Bangalore, Karnataka, India (the “Bangalore facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. The Bangalore facility houses sales engineers and operations staff to serve the Indian market. As of December 31, 2015, the original cost of electronic test equipment inventory was comprised of 61% general purpose electronic test equipment and 39% communications electronic test equipment.

Engineers, technicians and scientists utilize general purpose electronic test equipment in developing products, controlling manufacturing processes, completing field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Keysight Technologies (formerly Agilent Technologies) and Tektronix, a division of Danaher Corporation, have manufactured the majority of TRS-RenTelco’s general purpose electronic test equipment with the remainder acquired from over 60 other manufacturers.

Communications test equipment, including fiber optic test equipment, is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, to install fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. These instruments are rented primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers. To date, Anritsu and Viavi Solutions (formerly JDS Uniphase Corporation) have manufactured a significant portion of TRS-RenTelco’s communications test equipment, with the remainder acquired from over 40 other manufacturers.

TRS-RenTelco’s general purpose test equipment rental inventory includes oscilloscopes, amplifiers, analyzers (spectrum, network and logic), signal source and power source test equipment. The communications test equipment rental inventory includes network and transmission test equipment for various fiber, copper and wireless networks. TRS-RenTelco occasionally rents electronic test equipment from other rental companies and re-rents the equipment to customers.

Competitive Strengths

Market Leadership - The Company believes that TRS-RenTelco is one of the largest electronic test equipment rental and leasing companies offering a broad and deep selection of general purpose and communications test equipment for rent in North America.

Expertise - The Company believes that its knowledge of products, technology and applications expertise provides it with a competitive advantage over others in the industry.  Customer requirements are supported by application engineers and technicians that are knowledgeable about the equipment’s uses to ensure the right equipment is selected to meet the customer’s needs.  This knowledge can be attributed to the experience of TRS-RenTelco’s management, sales and operational teams.

Operating Structure - TRS-RenTelco is supported by a centralized distribution and inventory center on the grounds of the Dallas-Fort Worth Airport in Texas.  The Company believes that the centralization of servicing all customers in North America and internationally by TRS-RenTelco’s experienced logistics teams provides a competitive advantage by minimizing transaction costs and enabling TRS-RenTelco to ensure customer requirements are met.

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

Customer Service - The Company believes that its focus on providing excellent service to its customers provides a competitive advantage.  TRS-RenTelco strives to provide exemplary service to fulfill its commitments to its customers.  TRS-RenTelco prides itself in providing solutions to meet customers’ needs by having equipment available and responding quickly and thoroughly to their requests.  TRS-RenTelco’s sophisticated in-house laboratory ensures the equipment is fully functional and meets its customers’

delivery requirements. Service needs of TRS-RenTelco’s customers are supported 24 hours a day, 7 days a week by its customer care specialists.  TRS-RenTelco’s goal is to provide service beyond its customers’ expectations, which, the Company believes, results in customer loyalty and repeat business.

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

At December 31, 2015, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $262.9 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 58.7% as of December 31, 2015 and averaged 60.5% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 17% to 21% of total annual gross profit for our electronics division. For 2015, gross profit on equipment sales was approximately 21% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2015, approximately 18% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2015 represented approximately 3% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

Competitive Strengths

Market Leadership - The Company believes that Adler Tanks is one of the largest participants in the liquid and solid containment tanks and boxes rental business in North America.  Adler Tanks has national reach from branches serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

Expertise and Customer Service – The Company believes that Adler Tanks has highly experienced operating management and branch employees. Adler Tanks employees are knowledgeable about the operation of its rental equipment and customer applications. The Company believes that Adler Tanks provides a superior level of customer service due to its strong relationship building skills and the quality of its responsiveness.

Asset Management – The Company believes that Adler Tanks markets a high quality, well-constructed and well-maintained rental product.  The Company depreciates its tanks and boxes over a 20 year estimated useful life to 0% residual value.  We believe that if maintained, older tanks and boxes will continue to produce similar rental rates as newer equipment.  The fleet’s utilization is regionally optimized by understanding key vertical market customer demand, seasonality factors, competitor’s product availability, expected equipment returns and manufacturer’s production capacity.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 49.7% at December 31, 2015 and averaged 58.3% during the year.

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

REPORTABLE SEGMENTS

For segment information regarding the Company’s four reportable business segments:  Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex, see “Note 10. Segment Reporting” to the audited consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2015	2014	2013	2012	2011
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$115,986	$96,457	$82,503	$79,518	$79,969
Rental related services	45,616	35,263	28,891	25,775	24,063
Total Modular rental operations	161,602	131,720	111,394	105,293	104,032
Sales — Mobile Modular	22,248	29,394	20,831	14,026	20,152
Sales — Enviroplex	10,612	17,457	17,855	23,823	20,788
Total Modular sales	32,860	46,851	38,686	37,849	40,940
Other	434	461	436	448	425
Total Modular revenues	$194,896	$179,032	$150,516	$143,590	$145,397
Percentage of rental revenues	42.4%	35.8%	32.2%	32.0%	34.0%
Percentage of total revenues	48.2%	43.9%	39.7%	39.4%	42.4%
Rental equipment, at cost (year-end)	$736,875	$664,340	$592,391	$551,101	$539,147
Rental equipment, net book value (year-end)	$529,483	$473,960	$415,366	$384,813	$383,621
Number of units (year-end)	47,995	43,792	39,577	36,961	35,639
Utilization (year-end) [1]	76.9%	75.0%	70.7%	66.7%	67.3%
Average utilization [1]	75.8%	72.3%	68.3%	66.4%	67.1%
Average rental equipment, at cost [2]	$667,953	$597,904	$546,540	$524,084	$504,276
Annual yield on average rental equipment, at cost [4]	17.4%	16.1%	15.1%	15.2%	15.9%
Gross margin on rental revenues	51.3%	47.2%	44.7%	52.6%	55.3%
Gross margin on sales	26.5%	27.1%	23.8%	17.1%	19.9%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$89,208	$99,020	$102,101	$101,645	$95,694
Rental related services	3,055	3,331	3,095	3,673	3,133
Total Electronics rental operations	92,263	102,351	105,196	105,318	98,827
Sales	21,137	24,323	28,277	26,192	25,164
Other	1,617	1,628	1,580	1,628	1,387
Total Electronics revenues	$115,017	$128,302	$135,053	$133,138	$125,378
Percentage of rental revenues	32.6%	36.7%	40.0%	40.9%	40.7%
Percentage of total revenues	28.4%	31.4%	35.6%	36.6%	36.6%
Rental equipment, at cost (year-end)	$262,945	$261,995	$267,772	$266,934	$258,586
Rental equipment, net book value (year-end)	$102,191	$105,729	$109,988	$107,999	$105,565
Utilization (year-end) [1]	58.7%	59.8%	58.2%	64.1%	67.1%
Average utilization [1]	60.5%	60.4%	62.7%	65.8%	66.0%
Average rental equipment, at cost [3]	$265,832	$262,968	$266,444	$266,912	$258,995
Annual yield on average rental equipment, at cost [4]	33.6%	37.7%	38.3%	38.1%	36.9%
Gross margin on rental revenues	39.9%	46.4%	48.2%	48.9%	46.4%
Gross margin on sales	48.6%	49.7%	43.6%	40.3%	44.0%

(dollar amounts in thousands)	Year Ended December 31,
	2015	2014	2013	2012	2011
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$68,502	$74,098	$71,162	$67,281	$59,243
Rental related services	24,643	25,538	21,162	17,472	12,290
Total Tanks and Boxes rental operations	93,145	99,636	92,324	84,753	71,533
Sales	1,388	1,074	1,480	2,403	278
Other	98	78	136	155	147
Total Tanks and Boxes revenues	$94,631	$100,788	$93,940	$87,311	$71,958
Percentage of rental revenues	25.0%	27.5%	27.8%	27.1%	25.2%
Percentage of total revenues	23.4%	24.7%	24.7%	24.0%	21.0%
Rental equipment, at cost (year-end)	$310,263	$303,303	$284,005	$254,810	$201,456
Rental equipment, net book value (year-end)	$237,927	$246,061	$241,656	$226,041	$183,960
Utilization (year-end) [1]	49.7%	63.9%	57.7%	67.5%	79.8%
Average utilization [1]	58.3%	62.9%	64.2%	71.5%	86.2%
Average rental equipment, at cost [2]	$304,001	$289,928	$264,189	$223,673	$157,917
Annual yield on average rental equipment, at cost [4]	22.5%	25.6%	26.9%	30.1%	37.5%
Gross margin on rental revenues	61.9%	65.4%	65.3%	70.7%	78.0%
Gross margin on sales	(25.1)%	2.0%	(11.7)%	10.2%	(13.4)%

Total revenues	$404,544	$408,122	$379,509	$364,039	$342,733
1

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment.  Average utilization is calculated using the average cost of equipment for the year.

2	Average rental equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3	Average rental equipment, at cost, for electronics excludes accessory equipment.
4	Annual yield on average rental equipment, at cost is calculated by dividing the total annual rental revenues by the average rental equipment, at cost.

ITEM 1A.	RISK FACTORS

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

At December 31, 2015, we had $37.3 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

We generally rent and sell to customers on 30 day payment terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and have averaged less than 1% of total revenues over the last five years.  If economic conditions deteriorate, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Business segments that experience significant market disruptions or declines (such as weakness in upstream oil and gas customer demand at Adler Tanks) may experience increased customer credit risk and higher bad debt expense. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment. If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

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

The agreements governing our Series A, Series B and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Amended Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.2 million per year for each 1% increase in the average interest rate we pay based on the $221.4 million balance of variable rate debt outstanding at December 31, 2015.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2015 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable.  If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As a consequence of economic recession, many states and local governments have experienced large budget deficits resulting in severe budgetary constraints among public school districts. To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, an insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products.  Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

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

As of December 31, 2015, 53% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2015, Mobile Modular purchased 43% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and year ended December 31, 2015, oil and gas exploration and production accounted for approximately 11% and 16% of Adler Tanks’ revenues, respectively, and approximately 2% and 4% of the Company’s total revenues, respectively. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. In 2015, hydraulic fracturing projects accounted for approximately 10% of Adler Tanks’ total revenues and approximately 2% of the Company’s total revenues.  Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

The Company’s four reportable business segments currently conduct operations from the following locations:

Mobile Modular – Four inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored are located in Livermore, California (San Francisco Bay Area), Mira Loma, California (Los Angeles Area), Pasadena, Texas (Houston Area) and in Auburndale, Florida (Orlando Area).  The inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product.  The Company also has a modular sales office in Charlotte, North Carolina from which the states of North Carolina, Georgia, Virginia and Maryland are served.

TRS-RenTelco – Electronic test equipment rental and sales operations are conducted from a facility in Grapevine, Texas (Dallas Area), a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada Area) and a rental and sales office in Bangalore, Karnataka, India.

Adler Tanks – Adler Tanks operates from branch offices serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.  A number of our branch offices are leased and have remaining lease terms of one to three years, or are leased on a month to month basis.  We believe satisfactory alternative properties can be found in all of our markets if we do not renew our existing leased properties.

Enviroplex – The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its facility in Stockton, California (San Francisco Bay Area).

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2015.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California [1]	—	26,160	—	26,160
Mobile Modular				—
Livermore, California [1,2,5]	137.2	7,680	53,440	61,120
Mira Loma, California [5]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida [5]	122.5	8,400	95,902	104,302
Charlotte, North Carolina [6]	—	2,640	—	2,640
Lexington, North Carolina [7]	5.0	—	—	—
Perris, California [3]	9.6	—	—	—
Riverside, California 3	16.6
San Diego, California [4]	2.5	—	—	—
Grand Prairie, Texas [5]	29.0	—	—	—
San Antonio, Texas [5]	35.0	—	—	—
Round Rock, Texas	5.0	3,600	—	3,600
TRS-RenTelco				—
Grapevine, Texas [8]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec [7]	—	12,500	—	12,500
Bangalore, Karnataka [9]	—	3,895	—	3,895
Adler Tanks				—
South Plainfield, New Jersey	3.5	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Mokena, Illinois	21.3	13,800	—	13,800
Wayland, Michigan	10.0	3,000	12,912	15,912
Ellsworth, Wisconsin	11.3	—	11,230	11,230
Enviroplex				—
Stockton, California	8.9	2,091	105,985	108,076
	561.5	146,537	437,989	584,526
1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices, modulars and Adler Tanks branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through June 2016.

3	This facility is leased on a month to month basis.
4	This facility is leased through August 2018.
5	Adler Tanks also operates out of this facility.
6	This facility is leased through November 2016.
7	This facility is leased through January 2017.
8	This facility is leased through November 2018.
9	This facility is leased through May 15, 2018, with lock-in period expiring on May 15, 2016.
ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity

	2015				2014
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$31.57	$30.66	$35.00	$36.18	$38.79	$38.40	$37.32	$39.96
Low	$25.12	$23.48	$30.10	$29.98	$33.33	$33.72	$29.02	$30.63
Close	$25.19	$26.69	$30.43	$32.91	$35.86	$34.20	$36.75	$34.96
Dividends Declared	$0.250	$0.250	$0.250	$0.250	$0.245	$0.245	$0.245	$0.245

As of February 24, 2016, the Company's common stock was held by approximately 50 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Dividends

The Company has declared a quarterly dividend on its common stock every quarter since 1990.  The total amount of cash dividends paid by the Company in 2014 and 2015 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity and Capital Resources.”  Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

Stock Repurchase Plan

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2014.  As of December 31 2015, 1,592,026 shares remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2015 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Selected Consolidated Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Operations Data
Revenues
Rental	$273,696	$269,575	$255,766	$248,444	$234,906
Rental related services	73,314	64,132	53,148	46,920	39,486
Rental operations	347,010	333,707	308,914	295,364	274,392
Sales	55,385	72,248	68,443	66,444	66,382
Other	2,149	2,167	2,152	2,231	1,959
Total revenues	404,544	408,122	379,509	364,039	342,733
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	75,213	72,678	68,208	63,819	60,187
Rental related services	54,719	48,849	40,189	37,207	30,692
Other	60,936	56,946	55,017	45,581	39,859
Total direct costs of rental operations	190,868	178,473	163,414	146,607	130,738
Costs of sales	36,769	47,430	47,080	49,173	45,141
Total costs of revenues	227,637	225,903	210,494	195,780	175,879
Gross profit	176,907	182,219	169,015	168,259	166,854
Selling and administrative expenses	99,950	96,859	88,765	86,278	78,127
Income from operations	76,957	85,360	80,250	81,981	88,727
Other income (expense):
Interest expense	(10,092)	(9,280)	(8,687)	(9,149)	(7,606)
Gain on sale of property, plant and equipment	—	812	—	—	—
Foreign currency exchange gain (loss)	(488)	(331)	(189)	35	(63)
Income before provision for income taxes	66,377	76,561	71,374	72,867	81,058
Provision for income taxes	25,907	30,852	27,977	28,090	31,456
Net income	$40,470	$45,709	$43,397	$44,777	$49,602
Earnings per share:
Basic	$1.60	$1.77	$1.71	$1.80	$2.04
Diluted	$1.59	$1.75	$1.67	$1.78	$2.00
Shares used in per share calculations:
Basic	25,369	25,914	25,433	24,759	24,349
Diluted	25,457	26,175	25,926	25,156	24,760
Balance Sheet Data (at period end)
Rental equipment, at cost	$1,310,083	$1,229,638	$1,144,168	$1,072,845	$999,189
Rental equipment, net	$869,601	$825,750	$767,010	$718,853	$673,146
Total assets	$1,152,709	$1,116,407	$1,027,611	$972,446	$918,929
Notes payable	$381,441	$322,478	$290,003	$302,000	$296,500
Shareholders' equity	$379,687	$424,531	$401,030	$364,738	$333,142
Shares issued and outstanding	23,851	26,051	25,757	24,931	24,576
Book value per share	$15.92	$16.30	$15.57	$14.63	$13.56
Total liabilities to equity	2.04	1.63	1.56	1.67	1.76
Debt (notes payable) to equity	1.00	0.76	0.72	0.83	0.89
Return on average equity	9.8%	11.1%	11.3%	12.7%	16.0%
Cash dividends declared per common share	$1.00	$0.98	$0.96	$0.94	$0.92

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$40,470	$45,709	$43,397	$44,777	$49,602
Provision for income taxes	25,907	30,852	27,977	28,090	31,456
Interest expense	10,092	9,280	8,687	9,149	7,606
Depreciation and amortization	84,280	81,125	76,849	72,476	67,395
EBITDA	160,749	166,966	156,910	154,492	156,059
Share-based compensation	3,399	3,854	3,680	3,840	5,221
Adjusted EBITDA [1]	$164,148	$170,820	$160,590	$158,332	$161,280
Adjusted EBITDA margin [2]	41%	42%	42%	43%	47%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2015	2014	2013	2012	2011
Adjusted EBITDA [1]	$164,148	$170,820	$160,590	$158,332	$161,280
Interest paid	(10,041)	(9,074)	(8,813)	(9,107)	(6,877)
Net income taxes (paid) refunds received	(2,498)	(22,275)	(11,074)	(5,842)	1,480
Gain on sale of used rental equipment	(11,902)	(15,368)	(13,091)	(12,389)	(12,444)
Gain on sale of property, plant and equipment	—	(812)	—	—	—
Foreign currency exchange (gain) loss	488	331	189	(35)	63
Change in certain assets and liabilities:
Accounts receivable, net	6,031	(13,644)	4,606	(415)	(16,183)
Income taxes receivable	(11,000)	—	—	—	—
Prepaid expenses and other assets	12,708	(13,652)	(8,265)	(2,337)	(3,226)
Accounts payable and other liabilities	(10,531)	21,524	12,422	(3,683)	3,941
Deferred income	7,149	5,136	(2,921)	1,857	1,277
Net cash provided by operating activities	$144,552	$122,986	$133,643	$126,381	$129,311

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Amended Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (both as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”)) of Adjusted EBITDA (as defined in the Amended Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2015, the actual ratio was 3.85 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Amended Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2015, the actual ratio was 2.32 to 1.

At December 31, 2015, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2015, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 41%, 33%, 26% and 0%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 22%, 45%, 31% and 2%, respectively, for 2014. Although managed as a separate business segment, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 86% of the Company’s total revenues in 2015 and 83% for the three years ended December 31, 2015.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 41%, 30% and 29%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 14% of the Company’s consolidated revenues in 2015 and 17% for the three years ended December 31, 2015. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 59%, 39% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 16%, 16% and 14% of the Company’s consolidated rental and sales revenues for 2015, 2014 and 2013, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Related Party Transactions

The Company acquired liquid and solid containment tanks totaling $13.6 million, during the year ended December 31, 2013 from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the former President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party.  Amounts due to Sabre at December 31, 2013 were zero.  There were no related party transactions in the years ended December 31, 2015 and 2014.

Recent Developments

In February 2016, the Company announced that its board of directors declared a cash dividend of $0.255 per common share for the quarter ending March 31, 2016, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2015 over	2014 over
	2015–2013	2015	2014	2013	2014	2013
Revenues
Rental	67%	68%	66%	67%	2%	5%
Rental related services	16	18	16	14	14	21
Rental operations	83	86	82	81	4	8
Sales	16	14	18	18	(23)	6
Other	1	—	—	1	(1)	1
Total revenues	100	100	100	100	(1)	8
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	18	19	18	18	3	7
Rental related services	12	14	12	11	12	22
Other	15	14	14	14	7	4
Total direct costs of rental operations	45	47	44	43	7	9
Cost of sales	11	9	11	12	(22)	1
Total costs	56	56	55	55	1	7
Gross profit	44	44	45	45	(3)	8
Selling and administrative expenses	24	25	24	24	3	9
Income from operations	20	19	21	21	(10)	6
Other income (expense):
Interest expense	2	3	(2)	(2)	9	7
Gain on sale of property, plant and Equipment	—	—	—	—	nm	nm
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before provision for income taxes	18	16	19	19	(13)	7
Provision for income taxes	7	6	8	8	(15)	10
Net income	11%	10%	11%	11%	(12)%	7%

nm = not meaningful

Twelve Months Ended December 31, 2015 Compared to

Twelve Months Ended December 31, 2014

Overview

Consolidated revenues in 2015 decreased 1%, to $404.5 million from $408.1 million in 2014.  Consolidated net income in 2015 decreased 12%, to $40.5 million, or $1.59 per diluted share, from $45.7 million, or $1.75 per diluted share, in 2014.  The Company’s year over year total revenue decrease was primarily due to lower sales revenues, partly offset by higher rental and rental related services revenues as more fully described below.

For 2015 compared to 2014, on a consolidated basis,

•

Gross profit decreased $5.3 million, or 3%, to $176.9 million. TRS-RenTelco’s gross profit decreased $12.4 million, or 21%, due to lower gross profit on rental, sales and rental related services revenues. Adler Tanks’ gross profit decreased $6.1 million, or 11%, due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues. Enviroplex’s gross profit decreased $2.2 million primarily due to lower sales revenues.  Mobile Modular’s gross profit increased $15.3 million, or 24%, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues.

•

Selling and administrative expenses increased $3.1 million, or 3%, to $100.0 million, primarily due to increased employee headcount, salaries and employee benefit costs and marketing and administrative expenses.

•	Interest expense increased $0.8 million, or 9%, to $10.1 million, primarily due to 14% higher average debt levels of the Company, partly offset by 5% lower net average interest rate.
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

•

Pretax income contribution was 41%, 33% and 26% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2015, compared to 22%, 45% and 31%, respectively, in 2014. These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 0% and 2% in 2015 and 2014, respectively.

•

Provision for income taxes resulted in an effective tax rate of 39.0% in 2015, compared with 40.3% in 2014. The decreased effective tax rate in 2015 was primarily as a result of lower business levels in states with higher tax rates, and the resulting re-pricing of deferred tax liabilities.

•

Adjusted EBITDA decreased $6.7 million, or 4%, to $164.1 million compared to $170.8 million in 2014.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 32.

Mobile Modular

For 2015, Mobile Modular’s total revenues increased $22.7 million, or 14%, to $184.3 million compared to 2014, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues.  The revenue increase together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses and higher interest expense, resulted in an increase in pre-tax income of $10.0 million, or 59%, to $26.9 million in 2015.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected information.

Mobile Modular – 2015 compared to 2014

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$115,986	$96,457	$19,529	20%
Rental related services	45,616	35,263	10,353	29%
Rental operations	161,602	131,720	29,882	23%
Sales	22,248	29,394	(7,146)	(24)%
Other	434	461	(27)	(6)%
Total revenues	184,284	161,575	22,709	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,246	16,536	2,710	16%
Rental related services	32,576	25,486	7,090	28%
Other	37,233	34,352	2,881	8%
Total direct costs of rental operations	89,055	76,374	12,681	17%
Costs of sales	16,458	21,746	(5,288)	(24)%
Total costs of revenues	105,513	98,120	7,393	8%
Gross Profit
Rental	59,507	45,569	13,938	31%
Rental related services	13,040	9,777	3,263	33%
Rental operations	72,547	55,346	17,201	31%
Sales	5,790	7,648	(1,858)	(24)%
Other	434	461	(27)	(6)%
Total gross profit	78,771	63,455	15,316	24%
Selling and administrative expenses	46,496	42,069	4,427	11%
Income from operations	32,275	21,386	10,889	51%
Interest expense allocation	(5,363)	(4,768)	595	12%
Gain on sale of property, plant and equipment	—	341	(341)	(100)%
Pre-tax income	$26,912	$16,959	$9,953	59%
Other Selected Information
Average rental equipment [1]	$667,953	$597,904	$70,049	12%
Average rental equipment on rent [1]	$506,062	$432,021	$74,041	17%
Average monthly total yield [2]	1.45%	1.34%		8%
Average utilization [3]	75.8%	72.3%		5%
Average monthly rental rate [4]	1.91%	1.86%		3%
Period end rental equipment [1]	$706,155	$635,420	$70,735	11%
Period end utilization [3]	76.9%	75.0%		3%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for 2015 increased 24% to $78.8 million from $63.5 million in 2014.  For the year ended December 31, 2015 compared to the year ended December 31, 2014:

•

Gross Profit on Rental Revenues – Rental revenues increased $19.5 million, or 20%, compared to 2014, due to 17% higher average rental equipment on rent and 3% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 17% in 2015 and 2014 and other direct costs were 32% in 2015 and 36% in 2014, which resulted in gross margin percentage of 51% in 2015 compared to 47% in 2014. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing 31%, to $59.5 million from $45.6 million in 2014.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $10.4 million, or 29%, compared to 2014.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, increased services performed during the lease and higher delivery and return delivery at Mobile Modular Portable Storage.  The higher revenues and higher gross margin percentage of 29% in 2015 compared to 28% in 2014 resulted in rental related services gross profit increasing 33%, to $13.0 million from $9.8 million in 2014.

•

Gross Profit on Sales – Sales revenues decreased $7.1 million, or 24%, compared to 2014. Gross profit on sales decreased $1.9 million, or 24%, due to lower new and used equipment sales revenues and flat gross margins of 26% in 2015 compared to 2014.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2015, Mobile Modular’s selling and administrative expenses increased $4.4 million, or 11%, to $46.5 million from $42.1 million in 2014, primarily due to increased employee headcount, salaries and benefit costs and higher corporate allocated expenses.

TRS-RenTelco

For 2015, TRS-RenTelco’s total revenues decreased $13.3 million, or 10%, to $115.0 million compared to 2014, primarily due to lower rental and sales revenues.  Pre-tax income decreased $12.2 million, or 35%, to $22.2 million for 2015, primarily due to lower gross profit on rental and sales revenues, partly offset by lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected information.

TRS-RenTelco – 2015 compared to 2014

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$89,208	$99,020	$(9,812)	(10)%
Rental related services	3,055	3,331	(276)	(8)%
Rental operations	92,263	102,351	(10,088)	(10)%
Sales	21,137	24,323	(3,186)	(13)%
Other	1,617	1,628	(11)	(1)%
Total revenues	115,017	128,302	(13,285)	(10)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	39,974	40,935	(961)	(2)%
Rental related services	2,722	2,742	(20)	(1)%
Other	13,619	12,139	1,480	12%
Total direct costs of rental operations	56,315	55,816	499	1%
Costs of sales	10,866	12,237	(1,371)	(11)%
Total costs of revenues	67,181	68,053	(872)	(1)%
Gross Profit
Rental	35,615	45,946	(10,331)	(22)%
Rental related services	333	589	(256)	(43)%
Rental operations	35,948	46,535	(10,587)	(23)%
Sales	10,271	12,086	(1,815)	(15)%
Other	1,617	1,628	(11)	(1)%
Total gross profit	47,836	60,249	(12,413)	(21)%
Selling and administrative expenses	22,930	23,736	(806)	(3)%
Income from operations	24,906	36,513	(11,607)	(32)%
Interest expense allocation	(2,194)	(2,075)	119	6%
Gain on sales of property, plant and equipment	—	276	(276)	(100)%
Foreign currency exchange loss	(488)	(331)	157	47%
Pre-tax income	$22,224	$34,383	$(12,159)	(35)%
Other Selected Information
Average rental equipment [1]	$265,832	$262,968	$2,864	1%
Average rental equipment on rent [1]	$160,833	$158,800	$2,033	1%
Average monthly total yield [2]	2.80%	3.14%		(11)%
Average utilization [3]	60.5%	60.4%		0%
Average monthly rental rate [4]	4.62%	5.20%		(11)%
Period end rental equipment [1]	$261,996	$260,715	$1,281	0%
Period end utilization [3]	58.7%	59.8%		(2)%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for 2015 decreased 21% to $47.8 million from $60.2 million in 2014.  For the year ended December 31, 2015 compared to the year ended December 31, 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $9.8 million, or 10%, to $89.2 million with depreciation expense decreasing $1.0 million, or 2%, and other direct costs increasing $1.5 million, or 12%, resulting in a decrease in gross profit on rental revenues of $10.3 million, or 22%, to $35.6 million in 2015. As a percentage of rental revenues, depreciation was 45% in 2015 compared to 41% in 2014 and other direct costs was 15% in 2015 compared to 12% in 2014, which resulted in gross margin percentage of 40% in 2015 compared to 46% in 2014.  The rental revenues decrease was due to 11% lower average monthly rental rates, partly offset by 1% higher average rental equipment on rent.

•

Gross Profit on Sales – Sales revenues decreased $3.2 million, or 13%, compared to 2014. The sales revenue decrease together with lower gross margin percentage of 49% in 2015, compared to 50% in 2014, primarily due to lower gross margin on used equipment sales, resulted in gross profit on sales decreasing 15%, to $10.3 million from $12.1 million in 2014. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2015, TRS-RenTelco’s selling and administrative expenses decreased $0.8 million, or 3%, to $22.9 million from $23.7 million in 2014, primarily due to lower allocated corporate expenses.

Adler Tanks

For 2015, Adler Tanks’ total revenues decreased $6.2 million, or 6%, to $94.6 million compared to 2014, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues during 2015. The revenue decrease together with lower gross margin on rental and sales revenues, higher selling and administrative expenses and higher interest expense, partly offset by higher gross margin on rental related services revenues resulted in a pre-tax income decrease of $6.4 million, or 27%, to $17.2 million for the year ended December 31, 2015.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2015 compared to 2014

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Revenues
Rental	$68,502	$74,098	$(5,596)	(8)%
Rental related services	24,643	25,538	(895)	(4)%
Rental operations	93,145	99,636	(6,491)	(7)%
Sales	1,388	1,074	314	29%
Other	98	78	20	26%
Total revenues	94,631	100,788	(6,157)	(6)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,993	15,207	786	5%
Rental related services	19,421	20,621	(1,200)	(6)%
Other	10,084	10,455	(371)	(4)%
Total direct costs of rental operations	45,498	46,283	(785)	(2)%
Costs of sales	1,736	1,053	683	65%
Total costs of revenues	47,234	47,336	(102)	0%
Gross Profit (Loss)
Rental	42,425	48,436	(6,011)	(12)%
Rental related services	5,222	4,917	305	6%
Rental operations	47,647	53,353	(5,706)	(11)%
Sales	(348)	21	(369)	nm
Other	98	78	20	26%
Total gross profit	47,397	53,452	(6,055)	(11)%
Selling and administrative expenses	27,494	27,424	70	0%
Income from operations	19,903	26,028	(6,125)	(24)%
Interest expense allocation	(2,729)	(2,618)	111	4%
Gain on sale of property, plant and equipment	—	195	(195)	(100)%
Pre-tax income	$17,174	$23,605	$(6,431)	(27)%
Other Selected Information
Average rental equipment [1]	$304,001	$289,928	$14,073	5%
Average rental equipment on rent [1]	$177,117	$182,242	$(5,125)	(3)%
Average monthly total yield [2]	1.88%	2.13%		(12)%
Average utilization [3]	58.3%	62.9%		(7)%
Average monthly rental rate [4]	3.22%	3.39%		(5)%
Period end rental equipment [1]	$307,614	$299,485	$8,129	3%
Period end utilization [3]	49.7%	63.9%		(22)%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for 2015 decreased $6.1 million to $47.4 million from $53.5 million for the same period in 2014.  For the year ended December 31, 2015 compared to year ended December 31, 2014:

•

Gross Profit on Rental Revenues – Rental revenues decreased $5.6 million, or 8%, due to 3% lower average rental equipment on rent and 5% lower average rental rates in 2015 as compared to 2014.  As a percentage of rental revenues, depreciation was 23% and 21% in 2015 and 2014, respectively, and other direct costs were 15% in 2015 and 14% in 2014, which resulted in gross margin percentages of 62% in 2015 compared to 65% in 2014.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $6.0 million, or 12%, to $42.4 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.9 million, or 4%, compared to 2014. The higher gross margin percentage of 21% in 2015 compared to 19% in 2014, partly offset by lower revenues,  resulted in rental related services gross profit increasing $0.3 million, or 6%, to $5.2 million from $4.9 million in 2014.

For 2015, Adler Tanks’ selling and administrative expenses increased $0.1 million, to $27.5 million from $27.4 million in the same period in 2014, primarily due to increased employee headcount, salaries and benefit costs.

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

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected information.

Mobile Modular – 2014 compared to 2013

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$96,457	$82,503	$13,954	17%
Rental related services	35,263	28,891	6,372	22%
Rental operations	131,720	111,394	20,326	18%
Sales	29,394	20,831	8,563	41%
Other	461	436	25	6%
Total revenues	161,575	132,661	28,914	22%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,536	14,459	2,077	14%
Rental related services	25,486	20,980	4,506	21%
Other	34,352	31,167	3,185	10%
Total direct costs of rental operations	76,374	66,606	9,768	15%
Costs of sales	21,746	15,632	6,114	39%
Total costs of revenues	98,120	82,238	15,882	19%
Gross Profit
Rental	45,569	36,877	8,692	24%
Rental related services	9,777	7,911	1,866	24%
Rental operations	55,346	44,788	10,558	24%
Sales	7,648	5,199	2,449	47%
Other	461	436	25	6%
Total gross profit	63,455	50,423	13,032	26%
Selling and administrative expenses	42,069	36,488	5,581	15%
Income from operations	21,386	13,935	7,451	53%
Interest expense allocation	(4,768)	(4,318)	450	10%
Gain on sale of property, plant and equipment	341	—	341	nm
Pre-tax income	$16,959	$9,617	$7,342	76%
Other Information
Average rental equipment [1]	$597,904	$546,540	$51,364	9%
Average rental equipment on rent [1]	$432,021	$373,116	$58,905	16%
Average monthly total yield [2]	1.34%	1.26%		6%
Average utilization [3]	72.3%	68.3%		6%
Average monthly rental rate [4]	1.86%	1.84%		1%
Period end rental equipment [1]	$635,420	$564,909	$70,511	12%
Period end utilization [3]	75.0%	70.7%		6%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Mobile Modular’s gross profit for 2014 increased 26% to $63.5 million from $50.4 million in 2013.  For the year ended December 31, 2014 compared to the year ended December 31, 2013:

•

Gross Profit on Rental Revenues – Rental revenues increased $14.0 million, or 17%, compared to 2013, due to 16% higher average rental equipment on rent and 1% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 17% in 2014 and 2013 and other direct costs were 36% in 2014 and 38% in 2013, which resulted in gross margin percentage of 47% in 2014 compared to 45% in 2013. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing 24%, to $45.6 million from $36.9 million in 2013.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $6.4 million, or 22%, compared to 2013.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, and higher delivery and return delivery at Mobile Modular Portable Storage.  The higher revenues and higher gross margin percentage of 28% in 2014 compared to 27% in 2013 resulted in rental related services gross profit increasing 24%, to $9.8 million from $7.9 million in 2013.

•

Gross Profit on Sales – Sales revenues increased $8.6 million, or 41%, compared to 2013. Gross profit on sales increased $2.5 million, or 47%, primarily due to higher new and used equipment sales revenues and higher gross margins on sales of used equipment in 2014.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

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

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected information.

TRS-RenTelco – 2014 compared to 2013

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$99,020	$102,101	$(3,081)	(3)%
Rental related services	3,331	3,095	236	8%
Rental operations	102,351	105,196	(2,845)	(3)%
Sales	24,323	28,277	(3,954)	(14)%
Other	1,628	1,580	48	3%
Total revenues	128,302	135,053	(6,751)	(5)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	40,935	39,953	982	2%
Rental related services	2,742	2,681	61	2%
Other	12,139	12,963	(824)	(6)%
Total direct costs of rental operations	55,816	55,597	219	0%
Costs of sales	12,237	15,936	(3,699)	(23)%
Total costs of revenues	68,053	71,533	(3,480)	(5)%
Gross Profit
Rental	45,946	49,185	(3,239)	(7)%
Rental related services	589	414	175	42%
Rental operations	46,535	49,599	(3,064)	(6)%
Sales	12,086	12,341	(255)	(2)%
Other	1,628	1,580	48	3%
Total gross profit	60,249	63,520	(3,271)	(5)%
Selling and administrative expenses	23,736	24,542	(806)	(3)%
Income from operations	36,513	38,978	(2,465)	(6)%
Interest expense allocation	(2,075)	(2,156)	(81)	(4)%
Gain on sales of property, plant and equipment	276	—	276	nm
Foreign currency exchange loss	(331)	(189)	142	75%
Pre-tax income	$34,383	$36,633	$(2,250)	(6)%
Other Information
Average rental equipment [1]	$262,968	$266,444	$(3,476)	(1)%
Average rental equipment on rent [1]	$158,800	$167,035	$(8,235)	(5)%
Average monthly total yield [2]	3.14%	3.19%		(2)%
Average utilization [3]	60.4%	62.7%		(4)%
Average monthly rental rate [4]	5.20%	5.09%		2%
Period end rental equipment [1]	$260,715	$267,206	$(6,491)	(2)%
Period end utilization [3]	59.8%	58.2%		3%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

TRS-RenTelco’s gross profit for 2014 decreased 5% to $60.2 million from $63.5 million in 2013.  For the year ended December 31, 2014 compared to the year ended December 31, 2013:

•

Gross Profit on Rental Revenues – Rental revenues decreased $3.1 million, or 3%, to $99.0 million with depreciation expense increasing $1.0 million, or 2%, and other direct costs decreasing $0.8 million, or 6%, resulting in a decrease in gross profit on rental revenues of $3.2 million, or 7%, to $45.9 million in 2014. As a percentage of rental revenues, depreciation was 41% in 2014 compared to 39% in 2013 and other direct costs was 12% in 2014 compared to 13% in 2013, which resulted in gross margin percentage of 46% in 2014 compared to 48% in 2013.  The rental revenues decrease was due to 5% lower average rental equipment on rent, partly offset by 2% higher average monthly rental rates.

•

Gross Profit on Sales – Sales revenues decreased $4.0 million, or 14%, compared to 2013. The sales revenue decrease was partly offset by higher gross margins percentage of 50% in 2014, compared to 44% in 2013, primarily due to higher gross margin on used equipment sales, which resulted in gross profit on sales decreasing 2%, to $12.1 million from $12.3 million in 2013. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

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

Adler Tanks – 2014 compared to 2013

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues
Rental	$74,098	$71,162	$2,936	4%
Rental related services	25,538	21,162	4,376	21%
Rental operations	99,636	92,324	7,312	8%
Sales	1,074	1,480	(406)	(27)%
Other	78	136	(58)	(43)%
Total revenues	100,788	93,940	6,848	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,207	13,796	1,411	10%
Rental related services	20,621	16,528	4,093	25%
Other	10,455	10,887	(432)	(4)%
Total direct costs of rental operations	46,283	41,211	5,072	12%
Costs of sales	1,053	1,653	(600)	(36)%
Total costs of revenues	47,336	42,864	4,472	10%
Gross Profit (Loss)
Rental	48,436	46,479	1,957	4%
Rental related services	4,917	4,634	283	6%
Rental operations	53,353	51,113	2,240	4%
Sales	21	(173)	194	112%
Other	78	136	(58)	(43)%
Total gross profit	53,452	51,076	2,376	5%
Selling and administrative expenses	27,424	24,644	2,780	11%
Income from operations	26,028	26,432	(404)	(2)%
Interest expense allocation	(2,618)	(2,419)	199	8%
Gain on sale of property, plant and equipment	195	—	195	nm
Pre-tax income	$23,605	$24,013	$(408)	(2)%
Other Information
Average rental equipment [1]	$289,928	$264,189	$25,739	10%
Average rental equipment on rent [1]	$182,242	$169,661	$12,581	7%
Average monthly total yield [2]	2.13%	2.24%		(5)%
Average utilization [3]	62.9%	64.2%		(2)%
Average monthly rental rate [4]	3.39%	3.50%		(3)%
Period end rental equipment [1]	$299,485	$278,618	$20,867	7%
Period end utilization [3]	63.9%	57.7%		11%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

nm = not meaningful

Adler Tanks’ gross profit for 2014 increased $2.4 million to $53.5 million from $51.1 million for the same period in 2013.  For the year ended December 31, 2014 compared to year ended December 31, 2013:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.9 million, or 4%, due to 7% higher average rental equipment on rent, partly offset by 3% lower average rental rates in 2014 as compared to 2013.  As a percentage of rental revenues, depreciation was 21% and 20% in 2014 and 2013, respectively, and other direct costs were 14% in 2014 and 15% in 2013, which resulted in gross margin percentages of 65% in 2014 and 2013.  The higher rental revenues, together with flat rental margins resulted in gross profit on rental revenues increasing $2.0 million, or 4%, to $48.4 million in 2014.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.4 million, or 21%, compared to 2013. The higher revenues, partly offset by lower gross margin percentage of 19% in 2014 compared to 22% in 2013 resulted in rental related services gross profit increasing $0.3 million, or 6%, to $4.9 million from $4.6 million in 2013.

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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2015 as compared to 2014 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $144.6 million for 2015 as compared to $123.0 million in 2014.  The 18% increase in net cash provided by operating activities was primarily attributable to decreased prepaid expenses and other assets, partly offset by lower income from operations and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $114.1 million for 2015 as compared to $129.9 million in 2014.  The 12% decrease in net cash used in investing activities was primarily due to $21.2 million lower purchases of rental equipment of $131.0 million in 2015, compared to $152.2 million in 2014, partly offset by lower proceeds from sale of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $30.5 million in 2015 as compared to net cash provided by financing activities of $6.5 million in 2014. The $37.0 million change in net cash flow from financing activities was primarily due to $64.0 million repurchase of the Company’s common stock, partly offset by $20.0 million increased net borrowings under the Company’s Senior Notes and $6.5 million increased net borrowings under the Company’s bank lines of credit.

Significant capital expenditures are required to maintain and grow the Company’s rental assets.  During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flow from operations, proceeds from the sale of rental equipment and from bank borrowings and notes offerings.  Sales occur routinely as a normal part of the Company’s rental businesses.  However, these sales can fluctuate from period to period depending on customer requirements and funding.  Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offer additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2015	2014	2013	Totals
Cash provided by operating activities	$144,552	$122,986	$133,643	$401,181
Proceeds from the sale of used rental equipment	26,214	32,556	33,380	92,150
Cash available for purchase of rental equipment	170,766	155,542	167,023	493,331
Purchases of rental equipment	(131,037)	(152,197)	(132,611)	(415,845)
Cash available for other uses	$39,729	$3,345	$34,412	$77,486

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $9.3 million in 2015, $12.7 million in 2014 and $12.0 million in 2013, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $25.8 million, $25.6 million and $24.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors.  Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2014 and 2013.  As of February 25 2016, 1,592,026 shares remain authorized for repurchase.

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

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services.

At December 31, 2015, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $221.4 million was outstanding, and had capacity to borrow up to an additional $208.6 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2015, the actual ratio was 3.85 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2015, the actual ratio was 2.32 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2015, such sum was $304.9 million and the actual Tangible Net Worth of the Company was $342.4 million.

At December 31, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment made on April 21, 2014.  At December 31, 2015, the principal balance outstanding under the Series A Senior Notes was $60.0 million.

On March 17, 2014, the Company entered into an Amendment to the Note Purchase Agreement (“2014 Amendment”) with the Purchaser. The 2014 Amendment amended certain terms of the Note Purchase Agreement. Pursuant to the Amendment, among other things, the issuance period for additional senior notes (“Shelf Notes”) to be issued and sold pursuant to the Note Purchase Agreement is extended until the earlier of March 17, 2017 or the termination of the issuance and sale of the Shelf Notes upon the 30 days’ prior notice of either PIM or the Company.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2015, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2015, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2015, the actual ratio was 3.85 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2015, the actual ratio was 2.32 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2015, such sum was $304.9 million and the actual tangible net worth of the Company was $342.4 million.

At December 31, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Contractual Obligations and Commitments

At December 31, 2015, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2017, outstanding amounts under our 4.03%, 3.68% and 3.84% senior notes due in 2018, 2021 and 2022, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2015 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$221,441	$—	$221,441	$—	$—
4.03% Series A senior notes due in 2018	63,627	22,015	41,612	—	—
3.68% Series B senior notes due in 2021	48,832	1,472	4,416	42,944	—
3.84% Series C senior notes due in 2022	76,134	2,310	4,608	6,912	62,304
Operating leases for facilities	2,853	1,269	1,584	—	—
Total contractual obligations	$412,887	$27,066	$273,661	$49,856	$62,304

The Company believes that its needs for working capital and capital expenditures through 2016 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company's Consolidated Statements of Cash Flows on page 64 for a more detailed presentation of the sources and uses of the Company's cash.

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

Depreciation - The estimated useful lives and estimated residual values used for rental equipment are based on the Company’s experience as to the economic useful life and sale value of its products.  Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness.

The lives and residual values of rental equipment are subject to periodic evaluation.  For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, and supply or demand.  Internal factors for modulars may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies. For electronic test equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, and supply or demand.  Internal factors for electronic test equipment may include, but are not limited to, change in equipment specifications, condition of equipment or maintenance policies. For liquid and solid containment tanks and boxes, external factors to consider may include, but are not limited to, changes in Federal and State legislation, the types of materials stored and the frequency of movements and uses.  Internal factors for liquid and solid containment tanks and boxes may include, but are not limited to, change in equipment specifications and maintenance policies.

Changes in useful lives or residual values will impact depreciation expense and any gain or loss from the sale of used equipment. Depending on the magnitude of such changes, the impact on the financial statements could be significant.

Maintenance, Repair and Refurbishment - Maintenance and repairs are expensed as incurred.  The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.  Judgment is involved as to when these costs should be capitalized.  The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as restrooms, sidewalls and ventilation upgrades.  In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. Changes in these policies could impact the Company’s financial results.

Impairment of rental equipment - The carrying value of the Company’s rental equipment is its capitalized cost less accumulated depreciation.  To the extent events or circumstances indicate that the carrying value cannot be recovered, an impairment loss is recognized to reduce the carrying value to fair value.  The Company determines fair value based upon the condition of the equipment and the projected net cash flows from its rental and sale considering current market conditions.   Additionally, if the Company decides to sell or otherwise dispose of the rental equipment, it is carried at the lower of cost or fair value less costs to sell or dispose.   Due to uncertainties inherent in the valuation process and market conditions, it is reasonably possible that actual results of operating and disposing of rental equipment could be materially different than current expectations.

Impairment of goodwill and intangible assets - The Company assesses the carrying amount of its recorded goodwill and intangible assets annually or in interim periods if circumstances indicate an impairment may have occurred.  The impairment review is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step process requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the evaluation consists of estimating the fair value of the reporting unit based on discounted cash flows using revenue and after tax profit estimates. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill and intangible assets. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill and intangible assets.

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

Off Balance Sheet Transactions

As of December 31, 2015, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Subsequent Events

On February 9, 2016, the Company entered into an amendment to the Note Purchase Agreement (“2016 Amendment”) with the Purchaser. Pursuant to the 2016 Amendment, (i) the issuance period for the shelf notes to be issued and sold pursuant to the Note Purchase Agreement is extended until the earlier of February 9, 2019 or the termination of the issuance and sale of the shelf notes upon the 30 days’ prior notice of either PIM or the Company, and (ii) the definition of the “Available Facility Amount,” which is the aggregate amount of the shelf notes that may be authorized for purchase pursuant to the Note Purchase Agreement was amended to equal a formula based on: $250 million, minus the aggregate principal amount of the shelf notes then outstanding and purchased pursuant to the Note Purchase Agreement, minus the shelf notes accepted by the Company for purchase, but not yet purchased, by the Purchaser pursuant to the Note Purchase Agreement; provided, however, the aggregate amount of the shelf notes purchased by any corporation or other entity controlling, controlled by, or under common control with, PIM shall not exceed $200 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03%, 3.68% and 3.84% senior notes due in 2018, 2021 and 2022, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2015.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series A, Series B and Series C Senior Notes and the Company’s revolving lines of credit under the Amended Credit Facility and Sweep Service Facility as of December 31, 2015.

(dollar amounts in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$221,441	$—	$—	$—	$—	$221,441	$221,441
Weighted average interest rate	—	2.35%	—	—	—	—	2.35%
4.03% Series A senior notes due in 2018	$20,000	$20,000	$20,000	$—	$—	$—	$60,000	$61,129
Weighted average interest rate	4.03%	4.03%	4.03%	—	—	—	4.03%
3.68% Series B senior notes due in 2021	$—	$—	$—	$—	$—	$40,000	$40,000	$40,557
Weighted average interest rate	3.68%	3.68%	3.68%	3.68%	3.68%	3.68%	3.68%
3.84% Series C senior notes due in 2022	$—	$—	$—	$—	$—	$60,000	$60,000	$58,936
Weighted average interest rate	3.84%	3.84%	3.84%	3.84%	3.84%	3.84%	3.84%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013.  The Canadian and Indian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2015, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian and Indian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the internal control over financial reporting of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

San Jose, California

February 25, 2016

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Jose, California

February 25, 2016

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2015	2014
Assets
Cash	$1,103	$1,167
Accounts receivable, net of allowance for doubtful accounts of $2,087 in 2015 and $2,038 in 2014	95,263	101,294
Income taxes receivable	11,000	—
Rental equipment, at cost:
Relocatable modular buildings	736,875	664,340
Electronic test equipment	262,945	261,995
Liquid and solid containment tanks and boxes	310,263	303,303
	1,310,083	1,229,638
Less accumulated depreciation	(440,482)	(403,888)
Rental equipment, net	869,601	825,750
Property, plant and equipment, net	109,753	108,628
Prepaid expenses and other assets	28,716	41,424
Intangible assets, net	9,465	10,336
Goodwill	27,808	27,808
Total assets	$1,152,709	$1,116,407
Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$381,441	$322,478
Accounts payable and accrued liabilities	71,942	71,357
Deferred income	36,288	29,139
Deferred income taxes, net	283,351	268,902
Total liabilities	773,022	691,876
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value — authorized 40,000 shares Issued and outstanding — 23,851 shares as of December 31, 2015 and 26,051 shares as of December 31, 2014	101,046	106,469
Retained earnings	278,708	318,164
Accumulated other comprehensive loss	(67)	(102)
Total shareholders’ equity	379,687	424,531
Total liabilities and shareholders’ equity	$1,152,709	$1,116,407

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Revenues
Rental	$273,696	$269,575	$255,766
Rental related services	73,314	64,132	53,148
Rental operations	347,010	333,707	308,914
Sales	55,385	72,248	68,443
Other	2,149	2,167	2,152
Total revenues	404,544	408,122	379,509
Costs and Expenses
Direct costs of rental operations
Depreciation of rental equipment	75,213	72,678	68,208
Rental related services	54,719	48,849	40,189
Other	60,936	56,946	55,017
Total direct costs of rental operations	190,868	178,473	163,414
Cost of sales	36,769	47,430	47,080
Total costs of revenues	227,637	225,903	210,494
Gross profit	176,907	182,219	169,015
Selling and administrative expenses	99,950	96,859	88,765
Income from operations	76,957	85,360	80,250
Other income (expense):
Interest expense	(10,092)	(9,280)	(8,687)
Gain on sale of property, plant and equipment	—	812	—
Foreign currency exchange loss	(488)	(331)	(189)
Income before provision for income taxes	66,377	76,561	71,374
Provision for income taxes	25,907	30,852	27,977
Net income	$40,470	$45,709	$43,397
Earnings per share:
Basic	$1.60	$1.77	$1.71
Diluted	$1.59	$1.75	$1.67
Shares used in per share calculations:
Basic	25,369	25,914	25,433
Diluted	25,457	26,175	25,926
Cash dividends declared per share	$1.00	$0.98	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$40,470	$45,709	$43,397
Other comprehensive income (loss):
Foreign currency translation adjustment	55	(82)	(37)
Tax benefit (provision)	(20)	11	6
Comprehensive income	$40,505	$45,638	$43,366

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	24,931	$85,342	$279,396	$—	$364,738
Net income	—	—	43,397	—	43,397
Share-based compensation	—	3,680	—	—	3,680
Common stock issued under stock plans, net of shares withheld for employee taxes	826	15,067	—	—	15,067
Excess tax benefit from equity awards	—	1,329	—	—	1,329
Taxes paid related to net share settlement of stock awards	—	(2,395)	—	—	(2,395)
Dividends accrued of $0.96 per share	—	—	(24,755)		(24,755)
Other comprehensive loss	—	—	—	(31)	(31)
Balance at December 31, 2013	25,757	103,023	298,038	(31)	401,030
Net income	—	—	45,709	—	45,709
Share-based compensation	—	3,854	—	—	3,854
Common stock issued under stock plans, net of shares withheld for employee taxes	294	1,729	—	—	1,729
Excess tax benefit from equity awards	—	1,822	—	—	1,822
Taxes paid related to net share settlement of stock awards	—	(3,959)	—	—	(3,959)
Dividends accrued of $0.98 per share	—	—	(25,583)		(25,583)
Other comprehensive loss	—	—	—	(71)	(71)
Balance at December 31, 2014	26,051	106,469	318,164	(102)	424,531
Net income	—	—	40,470	—	40,470
Share-based compensation	—	3,399	—	—	3,399
Common stock issued under stock plans, net of shares withheld for employee taxes	208	2,149	—	—	2,149
Common stock repurchased	(2,408)	(9,119)	(54,834)		(63,953)
Tax shortfall from equity awards	—	(292)	—	—	(292)
Taxes paid related to net share settlement of stock awards	—	(1,560)	—	—	(1,560)
Dividends accrued of $1.00 per share	—	—	(25,092)		(25,092)
Other comprehensive gain	—	—	—	35	35
Balance at December 31, 2015	23,851	$101,046	$278,708	$(67)	$379,687

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$40,470	$45,709	$43,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,280	81,125	76,849
Provision for doubtful accounts	2,149	1,825	2,144
Share-based compensation	3,399	3,854	3,680
Gain on sale of used rental equipment	(11,902)	(15,368)	(13,091)
Gain on sale of property, plant and equipment	—	(812)	—
Foreign currency exchange loss	488	331	189
Change in:
Accounts receivable	3,882	(15,469)	2,462
Income taxes receivable	(11,000)	—	—
Prepaid expenses and other assets	12,708	(13,652)	(8,265)
Accounts payable and accrued liabilities	(1,520)	10,662	6,506
Deferred income	7,149	5,136	(2,921)
Deferred income taxes	14,449	19,645	22,693
Net cash provided by operating activities	144,552	122,986	133,643
Cash Flows from Investing Activities:
Purchases of rental equipment	(131,037)	(152,197)	(132,611)
Purchases of property, plant and equipment	(9,321)	(12,740)	(11,973)
Proceeds from sale of used rental equipment	26,214	32,556	33,380
Proceeds from sale of property, plant and equipment	—	2,501	—
Net cash used in investing activities	(114,144)	(129,880)	(111,204)
Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	18,963	12,475	(11,997)
Principal payments on Series A senior notes	(20,000)	(20,000)	—
Borrowings under Series B senior notes	—	40,000	—
Borrowings under Series C senior notes	60,000	—	—
Proceeds from the exercise of stock options	2,149	1,729	15,067
Excess tax benefit (shortfall) from exercise of stock options	(292)	1,822	1,329
Taxes paid related to net share settlement of stock awards	(1,560)	(3,959)	(2,395)
Repurchase of common stock	(63,953)	—	—
Payment of dividends	(25,779)	(25,551)	(24,423)
Net cash provided by (used in) financing activities	(30,472)	6,516	(22,419)
Effect of foreign currency exchange rate changes on cash	—	(85)	(2)
Net increase (decrease) in cash	(64)	(463)	18
Cash balance, beginning of period	1,167	1,630	1,612
Cash balance, end of period	$1,103	$1,167	$1,630
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$10,041	$9,074	$8,813
Net income taxes paid, during the period	$2,498	$22,275	$11,074
Dividends accrued during the period, not yet paid	$6,019	$6,526	$6,373
Rental equipment acquisitions, not yet paid	$7,280	$4,942	$8,533

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

McGrath RentCorp and its wholly-owned subsidiaries (the “Company”) is a California corporation organized in 1979.  The Company is a diversified business to business rental company with four rental divisions; relocatable modular buildings, portable storage containers, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four reportable business segments: modular building and portable storage segment (“Mobile Modular”), electronic test equipment segment (“TRS-RenTelco”), containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”) and classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2015, 2014 and 2013.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2015	2014
Land	Indefinite	$40,378	$38,455
Land improvements	20 – 50	42,004	39,715
Buildings	30	25,520	21,486
Furniture, office and computer equipment	3 – 10	34,053	32,544
Machinery and service equipment	5 – 20	28,642	24,454
		170,597	156,654
Less accumulated depreciation		(61,410)	(53,503)
		109,187	103,151
Construction in progress		566	5,477
		$109,753	$108,628

Property, plant and equipment depreciation expense was $8.2 million, $7.6 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Construction in progress at December 31, 2015 and 2014 consisted primarily of costs related to acquisition of land and land improvements.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance and training costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $0.6 million and $0.4 million in internal use software during the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $2.8 million, $2.4 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years.  At December 31, 2015 and 2014, goodwill and trade name intangible assets which have indefinite lives totaled $33.5 million.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal years ended 2015, 2014 or 2013.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2015	2014	2013
Weighted-average common stock for calculating basic earnings per share	25,369	25,914	25,433
Effect of potentially dilutive securities from equity-based compensation	88	261	493
Weighted-average common stock for calculating diluted earnings per share	25,457	26,175	25,926

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	746	9	20

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time.  The following table presents share repurchase activities during the years ended December 31, 2015 and 2014:

	Year ended December 31
(in thousands, except share and per share amounts)	2015	2014
Number of shares repurchased	2,407,974	—
Aggregate purchase price	$63,953	—
Average price per repurchased shares	$26.56	—

As of December 31, 2015, 1,592,026 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $25.0 million at December 31, 2015 and $21.1 million at December 31, 2014. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts activity was as follows:

(in thousands)	2015	2014
Beginning balance, January 1	$2,038	$2,007
Provision for doubtful accounts	2,149	1,825
Write-offs, net of recoveries	(2,100)	(1,794)
Ending balance, December 31	$2,087	$2,038

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $160.6 million and $122.9 million compared to the recorded value of $160.0 million and $120.0 million as of December 31, 2015 and 2014, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Foreign Currency Transactions and Translation

The Company's Canadian subsidiary, TRS-RenTelco Inc., a British Columbia corporation (“TRS-Canada”), functions as a branch sales office for TRS-RenTelco in Canada.  The functional currency for TRS-Canada is the U.S. dollar. Foreign currency transaction gains and losses of TRS-Canada are reported in the results of operations in the period in which they occur.

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

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values.  The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant.  The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when vesting conditions are met.  In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known.  The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income.  The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized.  Further information regarding share-based compensation can be found in “Note 5 –Benefit Plans”.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of this guidance is to establish the principles to report useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers.  In August 2015, the FASB issued an update to defer the effective date of this guidance by one year. The guidance in the update is effective for the interim and annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30).  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The guidance in this update does not address presentation or subsequent measurement of debt issuance cost related to line-of-credit arrangements.  In August of 2015, the FASB issued ASU No. 2015-15, Imputation of Interest (Subtopic 835-30), to add SEC paragraphs pursuant to the SEC Staff Announcement that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The application of this guidance will result in a reclassification of debt financing costs from prepaid expenses and other assets to a reduction of the specific debt liability, and will not affect the Company’s statement of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed on the acquisition date.  The amendment requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions of the ASU No. 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the adoption of this accounting guidance to have a significant impact on its consolidated financial statements.

NOTE 2.  FINANCED LEASE RECEIVABLES

The Company has entered into sales-type leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2015	2014
Gross minimum lease payments receivable	$2,745	$3,489
Less – unearned interest	(175)	(188)
Net investment in sales type lease receivables	$2,570	$3,301

As of December 31, 2015, the future minimum lease payments under non-cancelable sales-type leases to be received in 2016 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2016	$1,558
2017	1,173
2018	14
2019	—
Total minimum future lease payments	$2,745

NOTE 3. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2015	2014
Unsecured revolving lines of credit	$221,441	$202,478
4.03% Series A senior notes due in 2018	60,000	80,000
3.68% Series B senior notes due in 2021	40,000	40,000
3.84% Series C senior notes due in 2022	60,000	—
	$381,441	$322,478

As of December 31, 2015, the future minimum payments under the unsecured revolving lines of credit, 4.03% Series A senior notes due in 2018, 3.68% Series B senior notes due in 2021 and 3.84% Series C senior notes due in 2022 are as follows:

(in thousands)
Year Ended December 31,
2016	$20,000
2017	241,441
2018	20,000
2019	—
2020	—
2021 and thereafter	100,000
$381,441

Unsecured Revolving Lines of Credit

In June 2012, the Company entered into an amended and restated credit agreement with a syndicate of banks (the “Amended Credit Facility”). The five-year facility matures on June 15, 2017 and replaced the Company’s prior $350.0 million unsecured revolving credit facility. The Amended Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $450.0 million with $30.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. Amounts outstanding under the Amended Credit Facility at December 31, 2015 and 2014 were $218.0 million and $200.0 million, respectively.

In June 2012, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $5.0 million to $10.0 million. The Sweep Service Facility matures on the earlier of June 15, 2017, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services. Amounts outstanding under the Sweep Service Facility at December 31, 2015 and 2014 were $3.4 million and $2.5 million, respectively.

At December 31, 2015, under the Amended Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $430.0 million of which $221.4 million was outstanding, and had capacity to borrow up to an additional $208.6 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2015, the actual ratio was 3.85 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2015, the actual ratio was 2.32 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2015, such sum was $304.9 million and the actual Tangible Net Worth of the Company was $342.4 million.

Amounts borrowed under the Amended Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2015 and 2014, the applicable margins were 1.75% and 1.50% for LIBOR based loans, respectively, 0.75% and  0.50% for base rate loans, respectively and 0.30% and 0.25% for unused fees, respectively. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $10.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2015	2014
Maximum amount outstanding	$295,588	$208,894
Average amount outstanding	$236,860	$191,248
Weighted average interest rate, during the period	2.35%	2.41%
Prime interest rate, end of period	3.50%	3.25%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014.   At December 31, 2015 and 2014, the principal balance outstanding under the Series A Senior Notes were $60.0 million and $80.0 million, respectively.

On March 17, 2014, the Company entered into an Amendment to the Note Purchase Agreement (“2014 Amendment”) with the Purchaser. The 2014 Amendment amended certain terms of the Note Purchase Agreement.  Pursuant to the 2014 Amendment, among other things, the issuance period for additional senior notes (“Shelf Notes”) to be issued and sold pursuant to the Note Purchase Agreement is extended until the earlier of March 17, 2017 or the termination of the issuance and sale of the Shelf Notes upon the 30 days’ prior notice of either PIM or the Company.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2015, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2015, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2015, the actual ratio was 3.85 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2015, the actual ratio was 2.32 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2015, such sum was $304.9 million and the actual Tangible Net Worth of the Company was $342.4 million.

At December 31, 2015, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 4. INCOME TAXES

Income before provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2015	2014	2013
U.S.	$66,889	$76,848	$71,678
Foreign	(512)	(287)	(304)
	$66,377	$76,561	$71,374

The provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$7,976	$7,494	$1,188
State	1,851	2,139	1,803
Foreign	1,645	1,572	2,217
	11,472	11,205	5,208
Deferred:
U.S. Federal	13,201	17,986	21,067
State	1,538	1,927	1,818
Foreign	(304)	(266)	(116)
	14,435	19,647	22,769
Total	$25,907	$30,852	$27,977

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	4.1	4.1
Other	(0.2)	1.2	0.1
	39.0%	40.3%	39.2%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2015	2014
Deferred tax liabilities:
Accelerated depreciation	$286,618	$272,496
Prepaid costs currently deductible	6,997	6,358
Other	5,034	4,404
Total deferred tax liabilities	298,649	283,258
Deferred tax assets:
Accrued costs not yet deductible	8,638	7,463
Allowance for doubtful accounts	804	788
Net operating loss carry forwards and credits	577	302
Deferred revenues	1,945	1,132
Share-based compensation	3,334	4,671
Total deferred tax assets	15,298	14,356
Deferred income taxes, net	$283,351	$268,902

In 2015 exercises of non-qualified stock options by employees resulted in a tax shortfall of $0.3 million.  In 2014 and 2013 exercises of non-qualified stock options by employees resulted in an excess tax benefit of $1.8 million and $1.3 million, respectively.  The net tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings.  Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently reinvested, aggregated approximately $1.9 million and $1.6 million as of December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company’s foreign net operating losses for tax purposes were $1.8 million.  If not utilized, these carry forwards will begin to expire in 2023.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2015 and 2014.  In addition, there have been no material changes in unrecognized benefits during 2015, 2014 and 2013.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2011.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2015, 2014 and 2013.

NOTE 5. BENEFIT PLANS

Stock Plans

The Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective June 6, 2007, under which 1,875,000 shares of common stock of the Company, plus the number of shares that remained available for grants of awards under the Company’s 1998 Stock Option Plan (the “1998 Plan”) and those shares that become available as a result of forfeiture, termination, or expiration of awards previously granted under the 1998 Plan, were reserved for the grant of awards to its employees, directors and consultants to acquire common stock of the Company.  The 2007 Plan is a shareholder approved plan with the initial 1,875,000 share authorization increased by 815,000 shares in 2009 and 1,500,000 shares in 2012.  The 2007 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, RSUs, the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2007 Plan by two shares.  Options under the 2007 Plan are granted at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date of grant.  There were no modifications to the 2007 Plan and no awards classified as liabilities in the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, the share-based compensation expense was $3.4 million, $3.9 million and $3.7 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.3 million, $1.5 million and $1.4 million, respectively, related to the aforementioned share-based compensation expenses.  There was no capitalized share-based compensation expense in the years ended December 31, 2015, 2014 and 2013.  For the years ended December 31, 2015, 2014 and 2013, the share-based compensation expenses, net of taxes, reduced net income by $2.1 million, $2.3 million and $2.2 million, respectively, or  $0.08, $0.09 and $0.09 per diluted share for the three years ended December 31, 2015, 2014 and 2013, respectively.

Stock Options

As of December 31, 2015, a cumulative total of 7,277,200 shares subject to options have been granted with exercise prices ranging from $3.47 to $38.89.  Of these, options have been exercised for the purchase of 4,854,518 shares, while options for 1,012,032 shares have been terminated, and options for 1,410,650 shares with exercise prices ranging from $15.62 to $38.89 remained outstanding under the stock plans.  Most of these options vest over five years and expire seven and ten years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2015, 843,024 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2015 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2012	2,838,553	$24.37
Options granted	192,800	29.14
Options exercised	(1,237,341)	24.71
Options cancelled/forfeited/expired	(21,950)	25.20
Balance at December 31, 2013	1,772,062	24.68
Options granted	203,600	32.79
Options exercised	(612,682)	21.55
Options cancelled/forfeited/expired	(19,220)	30.35
Balance at December 31, 2014	1,343,760	27.25
Options granted	456,200	31.69
Options exercised	(270,650)	19.81
Options cancelled/forfeited/expired	(118,660)	29.58
Balance at December 31, 2015	1,410,650	$29.91	3.82	$(6.6)
Exercisable at December 31, 2015	662,345	$27.53	1.89	$(1.5)
Expected to vest after December 31, 2015	673,475	$31.64	5.53	$(4.3)

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $5.7 million, $8.4 million and $11.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, determined as of the date of option exercise.  As of December 31, 2015, there was approximately $4.5 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2015	Weighted- average remaining contractual life (Years)	Weighted- average grant date value	Number exercisable at December 31, 2015	Weighted- average grant date value
$15 – 20	2,400	0.17	$15.62	2,400	$15.62
20 – 25	153,855	1.22	23.86	151,965	23.86
25 – 30	508,795	2.04	28.98	424,960	29.01
30 – 35	736,200	5.59	32.04	79,480	32.62
35 – 40	9,400	4.96	37.83	3,540	37.90
$15 – 40	1,410,650	3.82	$29.91	662,345	$27.53

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	5.0	5.0	5.0
Expected volatility	31.1%	40.5%	50.3%
Expected dividend yields	3.2%	3.0%	3.3%
Risk-free interest rates	1.6%	1.5%	0.8%

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

The weighted average grant date fair value per share was $6.60, $9.17 and $9.87 during the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2015:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant Date	value
	of shares	fair value	(in millions)
Balance at December 31, 2012	262,820	28.22
RSUs granted	150,300	26.89
RSUs vested	(87,840)	24.98
RSUs cancelled/forfeited/expired	(4,300)	29.24
Balance at December 31, 2013	320,980	28.47
RSUs granted	118,864	30.85
RSUs vested	(120,721)	27.30
RSUs cancelled/forfeited/expired	(7,540)	30.34
Balance at December 31, 2014	311,583	29.78
RSUs granted	79,300	31.86
RSUs vested	(89,915)	27.97
RSUs cancelled/forfeited/expired	(80,320)	31.35
Balance at December 31, 2015	220,648	$30.70	$5.6

Performance-based RSUs vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  There were 66,651 performance-based RSUs expected to vest as of December 31, 2015.  Service-based RSUs have been issued to the Company’s directors and generally vest over twelve to fourteen months.  There were 18,000 service-based RSUs expected to vest as of December 31, 2015.  No forfeitures are currently expected.

Share-based compensation expense for RSUs for the year ended December 31, 2015, 2014 and 2013 was $1.7 million, $2.3 million and $2.0, respectively. As of December 31, 2015, the total unrecognized compensation expense related to unvested RSUs was $1.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Ownership and 401(k) Plans

On August 1, 2012 the Company amended and restated the Employee Stock Ownership Plan, the 401(k) Plans and the Enviroplex 401(k) Plans (“Plans”) to become the McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”).  In conjunction with this, the Plans’ assets totaling approximately $16.4 million in cash were concurrently transferred into the KSOP.  The KSOP plan provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2015 dividends deducted by the Company were $0.3 million, which resulted in a tax benefit of approximately $0.1 million in 2015.

At December 31, 2015, the KSOP held 339,640 shares, or less than 2% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 6. SHAREHOLDERS’ EQUITY

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2014.  As of December 31, 2015, 1,592,026 shares remain authorized for repurchase under this authorization.

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

(in thousands)
Year Ended December 31,
2016	$1,269
2017	874
2018	709
Thereafter	—
$2,852

Rent expense was $3.5 million, $3.4 million and $3.1 million in 2015, 2014 and 2013, respectively.

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

NOTE 8.  INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	(In years)	2015	2014
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(5,846)	(4,975)
		$9,465	$10,336

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense for the years ended December 31, 2015, 2014 and 2013 were $0.9 million, $0.8 million and $0.8 million, respectively.  Based on the carrying values at December 31, 2015 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.9 million in 2016 through 2019 and $0.2 million in 2020.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company acquired liquid and solid containment tanks totaling $13.6 million during the year ended December 31, 2013 from Sabre Manufacturing, LLC (“Sabre”), which was controlled by the President of Adler Tanks until August 16, 2013 when Sabre was sold to an unrelated party.  Amounts due to Sabre at December 31, 2013 were zero. There were no related party transactions in the years ended December 31, 2015 and 2014, or amounts owed to related parties at such dates.

NOTE 10. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2015, 2014 and 2013, for the Company’s reportable segments is shown in the following tables:

Segment Data (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2015
Rental revenues	$115,986	$89,208	$68,502	$ —	$273,696
Rental related services revenues	45,616	3,055	24,643	—	73,314
Sales and other revenues	22,682	22,754	1,486	10,612	57,534
Total revenues	184,284	115,017	94,631	10,612	404,544
Depreciation of rental equipment	19,246	39,974	15,993	—	75,213
Gross profit	78,771	47,836	47,397	2,903	176,907
Selling and administrative expenses	46,496	22,930	27,494	3,030	99,950
Income (loss) from operation	32,275	24,906	19,903	(127)	76,957
Interest expense (income) allocation	(5,363)	(2,194)	(2,729)	194	(10,092)
Income before provision for income taxes	26,912	22,224	17,174	67	66,377
Rental equipment acquisitions	79,622	44,316	9,440	—	133,378
Accounts receivable, net (period end)	53,796	21,784	17,955	1,728	95,263
Rental equipment, at cost (period end)	736,875	262,945	310,263	—	1,310,083
Rental equipment, net book value (period end)	529,483	102,191	237,927	—	869,601
Utilization (period end) [2]	76.9%	58.7%	49.7%
Average utilization [2]	75.8%	60.5%	58.3%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2014
Rental revenues	$96,457	$99,020	$74,098	$—	$269,575
Rental related services revenues	35,263	3,331	25,538	—	64,132
Sales and other revenues	29,855	25,951	1,152	17,457	74,415
Total revenues	161,575	128,302	100,788	17,457	408,122
Depreciation of rental equipment	16,536	40,935	15,207	—	72,678
Gross profit	63,455	60,249	53,452	5,063	182,219
Selling and administrative expenses	42,069	23,736	27,424	3,630	96,859
Income from operation	21,386	36,513	26,028	1,433	85,360
Interest expense (income) allocation	4,768	2,075	2,618	(181)	9,280
Income before provision for income taxes	16,959	34,383	23,605	1,614	76,561
Rental equipment acquisitions	82,792	45,158	20,652	—	148,602
Accounts receivable, net (period end)	46,797	28,849	21,031	4,617	101,294
Rental equipment, at cost (period end)	664,340	261,995	303,303	—	1,229,638
Rental equipment, net book value (period end)	473,960	105,729	246,061	—	825,750
Utilization (period end) [2]	75.0%	59.8%	63.9%
Average utilization [2]	72.3%	60.4%	62.9%

2013
Rental revenues	$82,503	$102,101	$71,162	$—	$255,766
Rental related services revenues	28,891	3,095	21,162	—	53,148
Sales and other revenues	21,267	29,857	1,616	17,855	70,595
Total revenues	132,661	135,053	93,940	17,855	379,509
Depreciation of rental equipment	14,459	39,953	13,796	—	68,208
Gross profit	50,423	63,520	51,076	3,996	169,015
Selling and administrative expenses	36,488	24,542	24,644	3,091	88,765
Income from operation	13,935	38,978	26,432	905	80,250
Interest expense (income) allocation	4,318	2,156	2,419	(206)	8,687
Income before provision for income taxes	9,617	36,633	24,013	1,111	71,374
Rental equipment acquisitions	52,953	52,625	31,023	—	136,601
Accounts receivable, net (period end)	37,163	27,328	21,915	1,244	87,650
Rental equipment, at cost (period end)	592,391	267,772	284,005	—	1,144,168
Rental equipment, net book value (period end)	415,366	109,988	241,656	—	767,010
Utilization (period end) [2]	70.7%	58.2%	57.7%
Average utilization [2]	68.3%	62.7%	64.2%
1

Gross Enviroplex sales revenues were $11,530, $19,017 and $17,859 in 2015, 2014 and 2013, respectively, which includes inter-segment sales to Mobile Modular of $918, $1,560 and $4, which have been eliminated in consolidation.

2

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2015, 2014 and 2013.  Revenue from foreign country customers accounted for 5%, 5% and 7% of the Company’s revenues for the same periods, respectively.

NOTE 11. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2015 is summarized below:

(in thousands, except per share amounts)	2015
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$65,502	$67,305	$70,195	$70,694	$273,696
Total revenues	90,188	96,026	113,048	105,282	404,544
Gross profit	39,087	40,918	50,146	46,756	176,907
Income from operations	13,875	16,465	25,150	21,467	76,957
Income before provision for income taxes	11,316	14,033	22,505	18,523	66,377
Net income	6,846	8,490	13,616	11,518	40,470
Earnings per share:
Basic	$0.26	$0.33	$0.54	$0.48	$1.60
Diluted	$0.26	$0.32	$0.54	$0.48	$1.59
Dividends declared per share	$0.250	$0.250	$0.250	$0.250	$1.00
Shares used in per share calculations:
Basic	26,091	26,142	25,334	23,932	25,369
Diluted	26,276	26,273	25,408	24,015	25,457
Balance Sheet Data
Rental equipment, net	$839,078	$856,489	$864,277	$869,601	$869,601
Total assets	1,112,056	1,132,750	1,149,095	1,152,709	1,152,709
Notes payable	320,923	337,177	382,113	381,441	381,441
Shareholders’ equity	425,848	426,823	389,464	379,687	379,687

	2014
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$62,430	$65,809	$69,642	$71,694	$269,575
Total revenues	87,560	95,745	113,025	111,792	408,122
Gross profit	38,638	42,079	49,298	52,204	182,219
Income from operations	15,227	18,239	25,098	26,796	85,360
Income before provision for income taxes	12,936	16,794	22,609	24,222	76,561
Net income	7,871	10,205	13,746	13,887	45,709
Earnings per share:
Basic	$0.31	$0.39	$0.53	$0.54	$1.77
Diluted	$0.30	$0.39	$0.53	$0.53	$1.75
Dividends declared per share	$0.245	$0.245	$0.245	$0.245	$0.98
Shares used in per share calculations:
Basic	25,789	25,912	25,953	25,999	25,914
Diluted	26,230	26,220	26,152	26,206	26,175
Balance Sheet Data
Rental equipment, net	$775,875	$795,532	$817,898	$825,750	$825,750
Total assets	1,021,613	1,051,764	1,089,130	1,116,407	1,116,407
Notes payable	288,081	307,000	322,280	322,478	322,478
Shareholders’ equity	401,563	406,439	414,519	424,531	424,531

NOTE12. SUBSEQUENT EVENT

On February 9, 2016, the Company entered into an amendment to the Note Purchase Agreement (“2016 Amendment”) with the Purchaser. Pursuant to the 2016 Amendment, (i) the issuance period for the shelf notes to be issued and sold pursuant to the Note Purchase Agreement is extended until the earlier of February 9, 2019 or the termination of the issuance and sale of the shelf notes upon the 30 days’ prior notice of either PIM or the Company, and (ii) the definition of the “Available Facility Amount,” which is the aggregate amount of the shelf notes that may be authorized for purchase pursuant to the Note Purchase Agreement was amended to equal a formula based on: $250 million, minus the aggregate principal amount of the shelf notes then outstanding and purchased pursuant to the Note Purchase Agreement, minus the shelf notes accepted by the Company for purchase, but not yet purchased, by the

Purchaser pursuant to the Note Purchase Agreement; provided, however, the aggregate amount of the shelf notes purchased by any corporation or other entity controlling, controlled by, or under common control with, PIM shall not exceed $200 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2015, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 8, 2016, which will be filed with the Securities and Exchange Commission no later than April 29, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 8, 2016, which will be filed with the Securities and Exchange Commission no later than April 29, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 8, 2016, which will be filed with the Securities and Exchange Commission no later than April 29, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 8, 2016, which will be filed with the Securities and Exchange Commission no later than April 29, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 8, 2016, which will be filed with the Securities and Exchange Commission no later than April 29, 2016.

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

Date: February 25, 2016		McGrath RentCorp

	by:	/s/ Dennis C. Kakures
DENNIS C. KAKURES
Chief Executive Officer, President and Director (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson	Director	February 25, 2016
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 25, 2016
ELIZABETH A. FETTER

/s/ Robert C. Hood	Director	February 25, 2016
ROBERT C. HOOD

/s/ Dennis C. Kakures	Chief Executive Officer, President and Director	February 25, 2016
DENNIS C. KAKURES

/s/ M. Richard Smith	Director	February 25, 2016
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 25, 2016
DENNIS P. STRADFORD

/s/ Ronald H. Zech	Chairman of the Board	February 25, 2016
RONALD H. ZECH

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed June 17, 2014) and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

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

4.1.7

Amendment, dated as of March 17, 2014, to the Note Purchase and Private Shelf Agreement dated as of April 21, 2011 among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 20, 2014) and incorporated herein by reference.

4.1.8

Amendment, dated as of February 9, 2016, to the Note Purchase and Private Shelf Agreement dated as of April 21, 2011 among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, as amended on March 17, 2014.

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

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

4.5.2

First Amendment to Amended and Restated Credit Agreement dated as of August 24, 2015 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.

Filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (filed October 29, 2015) and incorporated herein by reference

4.6

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

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

Number	Description	Method of Filing
10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.