Form 10-Q
period 2016-03-31
MCGRATH RENTCORP
filed 2016-05-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, 23,898,389 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 25, 2016. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Jose, California

May 3, 2016

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Revenues
Rental	$66,532	$65,502
Rental related services	17,591	15,367
Rental operations	84,123	80,869
Sales	9,034	8,787
Other	542	532
Total revenues	93,699	90,188
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,540	18,682
Rental related services	13,180	11,899
Other	15,827	15,211
Total direct costs of rental operations	47,547	45,792
Costs of sales	5,497	5,309
Total costs of revenues	53,044	51,101
Gross profit	40,655	39,087
Selling and administrative expenses	26,397	25,212
Income from operations	14,258	13,875
Other income (expense):
Interest expense	(3,556)	(2,391)
Foreign currency exchange gain (loss)	151	(168)
Income before provision for income taxes	10,853	11,316
Provision for income taxes	4,287	4,470
Net income	$6,566	$6,846
Earnings per share:
Basic	$0.28	$0.26
Diluted	$0.27	$0.26
Shares used in per share calculation:
Basic	23,862	26,091
Diluted	23,911	26,276
Cash dividends declared per share	$0.255	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$6,566	$6,846
Other comprehensive income (loss):
Foreign currency translation adjustment	(92)	88
Tax benefit (provision)	34	(16)
Comprehensive income	$6,508	$6,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2016	2015
Assets
Cash	$1,062	$1,103
Accounts receivable, net of allowance for doubtful accounts of $2,305 in 2016 and $2,087 in 2015	91,883	95,263
Income taxes receivable	—	11,000
Rental equipment, at cost:
Relocatable modular buildings	747,475	736,875
Electronic test equipment	260,324	262,945
Liquid and solid containment tanks and boxes	309,823	310,263
	1,317,622	1,310,083
Less accumulated depreciation	(450,407)	(440,482)
Rental equipment, net	867,215	869,601
Property, plant and equipment, net	108,532	109,753
Prepaid expenses and other assets	26,607	28,556
Intangible assets, net	9,248	9,465
Goodwill	27,808	27,808
Total assets	$1,132,355	$1,152,549
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$365,772	$381,281
Accounts payable and accrued liabilities	64,045	71,942
Deferred income	36,824	36,288
Deferred income taxes, net	285,202	283,351
Total liabilities	751,843	772,862
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 23,880 shares as of March 31, 2016 and 23,851 shares as of December 31, 2015	101,485	101,046
Retained earnings	279,152	278,708
Accumulated other comprehensive loss	(125)	(67)
Total shareholders’ equity	380,512	379,687
Total liabilities and shareholders’ equity	$1,132,355	$1,152,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows from Operating Activities :
Net income	$6,566	$6,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,860	20,906
Provision for doubtful accounts	498	333
Share-based compensation	856	931
Gain on sale of used rental equipment	(2,966)	(2,869)
Foreign currency exchange loss (gain)	(151)	168
Change in:
Accounts receivable	2,882	11,600
Income taxes receivable	11,000	—
Prepaid expenses and other assets	1,949	6,124
Accounts payable and accrued liabilities	(4,249)	(6,421)
Deferred income	536	220
Deferred income taxes	1,851	(3,218)
Net cash provided by operating activities	39,632	34,620
Cash Flows from Investing Activities:
Purchase of rental equipment	(22,814)	(29,974)
Purchase of property, plant and equipment	(881)	(3,005)
Proceeds from sale of used rental equipment	6,098	6,111
Net cash used in investing activities	(17,597)	(26,868)
Cash Flows from Financing Activities:
Net repayments under bank lines of credit	(15,522)	(1,555)
Amortization of debt issuance costs	13	13
Proceeds from the exercise of stock options	37	958
Excess tax benefit (shortfall) from exercise of stock awards	(111)	19
Taxes paid related to net share settlement of stock awards	(344)	(582)
Repurchase of common stock	—	(377)
Payment of dividends	(6,136)	(6,639)
Net cash used in financing activities	(22,063)	(8,163)
Effect of exchange rate changes on cash	(13)	21
Net decrease in cash	(41)	(390)
Cash balance, beginning of period	1,103	1,167
Cash balance, end of period	$1,062	$777
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$2,986	$2,008
Net income taxes paid, during the period	$673	$316
Dividends accrued during the period, not yet paid	$6,120	$6,552
Rental equipment acquisitions, not yet paid	$3,752	$10,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2016 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 25, 2016 for the year ended December 31, 2015 (the “2015 Annual Report”).

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Imputation of Interest (Subtopic 835-30).  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  The implementation of this update resulted in a reclassification of $0.2 million of debt issuance costs from prepaid expenses and other assets to notes payable at December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur.  This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity.  It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable.  The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

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

	Three Months Ended March 31,
(in thousands)	2016	2015
Weighted-average number of shares of common stock for calculating basic earnings per share	23,862	26,091
Effect of potentially dilutive securities from equity-based compensation	49	185
Weighted-average number of shares of common stock for calculating diluted earnings per share	23,911	26,276

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2016	2015
Options to purchase shares of common stock	1,019	26

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any shares authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time.  The following table presents share repurchase activities during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2016	2015
Number of shares repurchased	—	12,210
Aggregate purchase price	$—	$377
Average price per repurchased shares	$—	$30.91

As of March 31, 2016, 1,592,026 shares remain authorized for repurchase.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	March 31, 2016	December 31, 2015
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(6,063)	(5,846)
		$9,248	$9,465

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2015.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at March 31, 2016 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.7 million for the remainder of fiscal year 2016, $0.9 million in each of the fiscal years 2017 through 2019 and $0.2 million in 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the three months ended March 31, 2016 and 2015 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2016
Rental revenues	$31,155	$20,928	$14,449	$ —	$66,532
Rental related services revenues	11,205	784	5,602	—	17,591
Sales and other revenues	2,724	6,272	432	148	9,576
Total revenues	45,084	27,984	20,483	148	93,699
Depreciation of rental equipment	5,126	9,388	4,026	—	18,540
Gross profit	20,653	11,016	8,942	44	40,655
Selling and administrative expenses	12,462	5,797	7,262	876	26,397
Income (loss) from operations	8,191	5,219	1,680	(832)	14,258
Interest (expense) income allocation	(1,947)	(730)	(934)	55	(3,556)
Income (loss) before provision for income taxes	6,244	4,640	746	(777)	10,853
Rental equipment acquisitions	11,579	7,729	(18)	—	19,290
Accounts receivable, net (period end)	50,915	21,393	15,386	4,189	91,883
Rental equipment, at cost (period end)	747,475	260,324	309,823	—	1,317,622
Rental equipment, net book value (period end)	535,308	98,291	233,616	—	867,215
Utilization (period end) [2]	75.4%	59.9%	51.0%
Average utilization [2]	76.1%	59.6%	50.3%
2015
Rental revenues	$26,408	$22,111	$16,983	$ —	$65,502
Rental related services revenues	9,103	656	5,608	—	15,367
Sales and other revenues	3,373	5,327	307	312	9,319
Total revenues	38,884	28,094	22,898	312	90,188
Depreciation of rental equipment	4,561	10,152	3,969	—	18,682
Gross profit	15,704	11,310	12,007	66	39,087
Selling and administrative expenses	11,356	6,118	6,918	820	25,212
Income (loss) from operations	4,348	5,192	5,089	(754)	13,875
Interest (expense) income allocation	(1,253)	(529)	(657)	48	(2,391)
Income (loss) before provision for income taxes	3,095	4,495	4,432	(706)	11,316
Rental equipment acquisitions	16,359	16,230	2,665	—	35,254
Accounts receivable, net (period end)	45,818	23,095	18,316	2,132	89,361
Rental equipment, at cost (period end)	678,990	269,575	305,751	—	1,254,316
Rental equipment, net book value (period end)	484,598	109,887	244,593	—	839,078
Utilization (period end) [2]	74.5%	58.6%	61.1%
Average utilization [2]	74.2%	59.9%	61.1%

1.

Gross Enviroplex sales revenues were $148 and $316 for the three months ended March 31, 2016 and 2015, respectively, which include inter-segment sales to Mobile Modular of $0 and $4, respectively, which have been eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2016 and 2015. Revenues from foreign country customers accounted for 5% and 6% of the Company’s total revenues for the same periods, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors.  These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016 (the “2015 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report.  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2014 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the three months ended March 31, 2016. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2016, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 57%, 43%, 7% and negative 7% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 27%, 40%, 39% and negative 6% for the same period in 2015. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2015 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

Revenues of TRS-RenTelco are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies primarily in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 90% of consolidated revenues in the three months ended March 31, 2016 and 2015.  Of the total rental operations revenues for the three months ended March 31, 2016, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 50%, 26% and 24%, respectively, compared to 44%, 28% and 28%, respectively, in the same period of 2015. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2016 and 2015, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 10%, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2016 and 2015, Mobile Modular and Enviroplex together comprised 30% and 40%, respectively, TRS-RenTelco comprised 65% and 57%, respectively, and Adler Tanks comprised 5% and 3%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
Net income	$6,566	$6,846	$40,190	$44,684
Provision for income taxes	4,287	4,470	25,724	30,257
Interest	3,556	2,391	11,257	9,468
Depreciation and amortization	20,860	20,906	84,234	82,099
EBITDA	35,269	34,613	161,405	166,508
Share-based compensation	856	931	3,324	3,830
Adjusted EBITDA [1]	$36,125	$35,544	$164,729	$170,338
Adjusted EBITDA margin [2]	39%	39%	40%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
Adjusted EBITDA [1]	$36,125	$35,544	$164,729	$170,338
Interest paid	(2,986)	(2,008)	(11,019)	(9,925)
Net income taxes paid	(706)	(316)	(2,888)	(22,252)
Gain on sale of used rental equipment	(2,966)	(2,869)	(11,999)	(15,737)
Gain on sale of property, plant and equipment	—	—	—	(812)
Foreign currency exchange loss (gain)	(151)	168	149	411
Change in certain assets and liabilities:
Accounts receivable, net	3,380	11,933	(2,522)	(6,290)
Income taxes receivable	11,000	—	—	—
Prepaid expenses and other assets	1,949	6,124	8,481	(10,154)
Accounts payable and other liabilities	(6,549)	(14,176)	(2,884)	6,265
Deferred income	536	220	7,465	7,671
Net cash provided by operating activities	$39,632	$34,620	$149,512	$119,515

1.        Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.

2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31, 2016, the actual ratio was 3.81 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2016, the actual ratio was 2.22 to 1.

At March 31, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

In March 2016, the Company renewed its credit agreement with a syndicate of banks (the “Credit Facility”). The five-year facility matures on March 31, 2021 and replaced the Company’s prior $420.0 million unsecured revolving credit facility. The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $620.0 million with $200.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the three months ended March 31, 2016, which reduced net income by $0.3 million and earnings per diluted share by approximately $0.01.

In March 2016, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $10.0 million to $12.0 million. The Sweep Service Facility matures on the earlier of March 31, 2021, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services.

On February 25, 2016, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.255 per common share for the quarter ended March 31, 2016, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2016 Compared to

Three Months Ended March 31, 2015

Overview

Consolidated revenues for the three months ended March 31, 2016 increased 4% to $93.7 million from $90.2 million in the same period in 2015.  Consolidated net income for the three months ended March 31, 2016 decreased 4% to $6.6 million, from $6.8 million for the same period in 2015. Earnings per diluted share for the three months ended March 31, 2016 increased 4% to $0.27 from $0.26 for the same period in 2015.

For the three months ended March 31, 2016, on a consolidated basis:

•

Gross profit increased $1.6 million, or 4%, to $40.7 million in 2016. Mobile Modular’s gross profit increased $4.9 million, or 32%, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. Enviroplex’s gross profit decreased $0.1 million, or 33%, primarily due to lower sales revenues. TRS-RenTelco’s gross profit decreased $0.3 million, or 3%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.  Adler Tanks’ gross profit decreased $3.1 million, or 26%, primarily due to lower gross profit on rental and rental related services revenues.

•	Selling and administrative expenses increased $1.2 million, or 5%, to $26.4 million, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense increased $1.2 million, or 49%, to $3.6 million in 2016 compared to the same period in 2015, due to 17% higher average debt levels of the Company and 27% higher net average interest rates of 3.77% in 2016 compared to 2.97% in 2015.  In March 2016, the Company secured a new line of credit with a syndicate of banks.  This new line of credit replaced the Company’s prior $420.0 million line of credit.  As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the three months ended March 31, 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 57%, 43% and 7%, respectively, compared to 27%, 40% and 39%, respectively, for the comparable 2015 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 7% in 2016 compared to a negative 6% in 2015.

•	Adjusted EBITDA increased $0.6 million, or 2%, to $36.1 million in 2016.

Mobile Modular

For the three months ended March 31, 2016, Mobile Modular’s total revenues increased $6.2 million, or 16%, to $45.1 million compared to the same period in 2015, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross margin on rental and rental related services revenues, partly offset by lower gross profit on sales revenues and higher selling and administrative expenses, resulted in pre-tax income that more than doubled to $6.2 million for the three months ended March 31, 2016, from $3.1 million for the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/16 compared to Three Months Ended 3/31/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$31,155	$26,408	$4,747	18%
Rental related services	11,205	9,103	2,102	23%
Rental operations	42,360	35,511	6,849	19%
Sales	2,647	3,260	(613)	-19%
Other	77	113	(36)	-32%
Total revenues	45,084	38,884	6,200	16%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,126	4,561	565	12%
Rental related services	7,990	6,781	1,209	18%
Other	9,561	9,525	36	0%
Total direct costs of rental operations	22,677	20,867	1,810	9%
Costs of sales	1,754	2,313	(559)	-24%
Total costs of revenues	24,431	23,180	1,251	5%
Gross Profit
Rental	16,468	12,322	4,146	34%
Rental related services	3,215	2,322	893	38%
Rental operations	19,683	14,644	5,039	34%
Sales	893	947	(54)	-6%
Other	77	113	(36)	-32%
Total gross profit	20,653	15,704	4,949	32%
Selling and administrative expenses	12,462	11,356	1,106	10%
Income from operations	8,191	4,348	3,843	88%
Interest expense allocation	(1,947)	(1,253)	694	55%
Pre-tax income	$6,244	$3,095	$3,149	102%
Other Selected Information
Average rental equipment [1]	$709,160	$640,753	$68,407	11%
Average rental equipment on rent	$539,378	$475,646	$63,732	13%
Average monthly total yield [2]	1.46%	1.37%		7%
Average utilization [3]	76.1%	74.2%		3%
Average monthly rental rate [4]	1.93%	1.85%		4%
Period end rental equipment [1]	$713,138	$645,803	$67,335	10%
Period end utilization [3]	75.4%	74.5%		1%

1.       Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2016 increased $4.9 million, or 32%, to $20.7 million.  For the three months ended March 31, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.7 million, or 18%, primarily due to 13% higher average rental equipment on rent and 4% higher average monthly rental rates in 2016. As a percentage of rental revenues, depreciation was 16% in 2016 compared to 17% in 2015, and other direct costs were 31% in 2016 compared to 36% in 2015, which resulted in gross margin percentages of 53% in 2016 compared 47% in 2015. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $4.1 million, or 34%, to $16.5 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.1 million, or 23%, compared to 2015.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher services provided during the lease. The higher revenues, together with higher gross margin percentage of 29% in 2016 compared to 26% in 2015, resulted in rental related services gross profit increasing $0.9 million, or 38%, to $3.2 million in 2016.

•

Gross Profit on Sales – Sales revenues decreased $0.6 million, or 19%, compared to 2015, primarily due to lower used equipment sales.  Lower sales revenues, partly offset by higher gross margin percentage of 34% in 2016 compared with 29% in 2015, resulted in gross profit on sales decreasing $0.1 million, or 6%, to $0.9 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2016, selling and administrative expenses increased $1.1 million, or 10%, to $12.5 million, primarily due to increased salaries and employee benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended March 31, 2016, TRS-RenTelco’s total revenues decreased $0.1 million, or less than 1%, to $28.0 million compared to the same period in 2015, primarily due to lower rental revenues, partly offset by higher sales and rental related services revenues. Pre-tax income increased $0.1 million, or 3%, to $4.6 million for the three months ended March 31, 2016, primarily due to lower selling and administrative expenses and higher foreign currency exchange gain, partly offset by lower total gross profit and higher interest expense allocation.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/16 compared to Three Months Ended 3/31/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$20,928	$22,111	$(1,183)	-5%
Rental related services	784	656	128	20%
Rental operations	21,712	22,767	(1,055)	-5%
Sales	5,834	4,940	894	18%
Other	438	387	51	13%
Total revenues	27,984	28,094	(110)	0%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,388	10,152	(764)	-8%
Rental related services	636	698	(62)	-9%
Other	3,639	3,395	244	7%
Total direct costs of rental operations	13,663	14,245	(582)	-4%
Costs of sales	3,305	2,539	766	30%
Total costs of revenues	16,968	16,784	184	1%
Gross Profit (Loss)
Rental	7,901	8,564	(663)	-8%
Rental related services	148	(42)	190	nm
Rental operations	8,049	8,522	(473)	-6%
Sales	2,529	2,401	128	5%
Other	438	387	51	13%
Total gross profit	11,016	11,310	(294)	-3%
Selling and administrative expenses	5,797	6,118	(321)	-5%
Income from operations	5,219	5,192	27	1%
Interest expense allocation	(730)	(529)	201	38%
Foreign currency exchange gain (loss)	151	(168)	319	190%
Pre-tax income	$4,640	$4,495	$145	3%
Other Selected Information
Average rental equipment [1]	$260,835	$264,247	$(3,412)	-1%
Average rental equipment on rent	$155,453	$158,142	$(2,689)	-2%
Average monthly total yield [2]	2.67%	2.79%		-4%
Average utilization [3]	59.6%	59.9%		-1%
Average monthly rental rate [4]	4.49%	4.66%		-4%
Period end rental equipment [1]	$258,850	$268,190	$(9,340)	-3%
Period end utilization [3]	59.9%	58.6%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2016 decreased $0.3 million, or 3%, to $11.0 million. For the three months ended March 31, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.2 million, or 5%, as compared to 2015, and depreciation expense decreased $0.8 million, or 8%, resulting in decreased gross profit on rental revenues of $0.7 million, or 8%, to $7.9 million. As a percentage of rental revenues, depreciation was 45% in 2016 compared to 46% in 2015 and other direct costs were 17% in 2016 and 15% in 2015, which resulted in a gross margin percentage of 38% in 2016 compared to 39% in 2015. The rental revenues decrease was due to 4% lower monthly rental rates and 2% lower average rental equipment on rent in 2016 as compared to 2015.

•

Gross Profit on Sales – Sales revenues increased 18% to $5.8 million in 2016. Gross profit on sales increased 5% to $2.5 million with gross margin percentage decreasing to 43% from 49% in 2015, due to lower gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2016, selling and administrative expenses decreased $0.3 million, or 5%, to $5.8 million, primarily due to lower marketing and administrative expenses.

Adler Tanks

For the three months ended March 31, 2016, Adler Tanks’ total revenues decreased $2.4 million, or 11%, to $20.5 million compared to the same period in 2015, primarily due to lower rental revenues. The revenue decrease, together with lower gross margin on rental and rental related services revenues and higher selling and administrative expenses, resulted in a $3.7 million, or 83%, decrease in pre-tax income to $0.7 million for the three months ended March 31, 2016, compared to the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/16 compared to Three Months Ended 3/31/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$14,449	$16,983	$(2,534)	-15%
Rental related services	5,602	5,608	(6)	0%
Rental operations	20,051	22,591	(2,540)	-11%
Sales	405	275	130	47%
Other	27	32	(5)	-16%
Total revenues	20,483	22,898	(2,415)	-11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,026	3,969	57	1%
Rental related services	4,554	4,420	134	3%
Other	2,627	2,291	336	15%
Total direct costs of rental operations	11,207	10,680	527	5%
Costs of sales	334	211	123	58%
Total costs of revenues	11,541	10,891	650	6%
Gross Profit
Rental	7,796	10,723	(2,927)	-27%
Rental related services	1,048	1,188	(140)	-12%
Rental operations	8,844	11,911	(3,067)	-26%
Sales	71	64	7	11%
Other	27	32	(5)	-16%
Total gross profit	8,942	12,007	(3,065)	-26%
Selling and administrative expenses	7,262	6,918	344	5%
Income from operations	1,680	5,089	(3,409)	-67%
Interest expense allocation	(934)	(657)	277	42%
Pre-tax income	$746	$4,432	$(3,686)	-83%
Other Selected Information
Average rental equipment [1]	$307,596	$300,494	$7,102	2%
Average rental equipment on rent	$154,769	$184,102	$(29,333)	-16%
Average monthly total yield [2]	1.57%	1.88%		-16%
Average utilization [3]	50.3%	61.1%		-18%
Average monthly rental rate [4]	3.11%	3.08%		1%
Period end rental equipment [1]	$307,593	$301,702	$5,891	2%
Period end utilization [3]	51.0%	61.1%		-17%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended March 31, 2016 decreased $3.1 million, or 26%, to $8.9 million.  For the three months ended March 31, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.5 million, or 15%, due to 16% lower average rental equipment on rent, partly offset by 1% higher average rental rates in 2016 compared to 2015. As a percentage of rental revenues, depreciation was 28% and 23% in 2016 and 2015, respectively, and other direct costs were 18% and 13% in 2016 and 2015, respectively, which resulted in gross margin percentages of 54% and 63% in 2016 and 2015, respectively.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $2.9 million, or 27%, to $7.8 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues were flat at $5.6 million compared to 2015. Lower gross margin percentage of 19% in 2016 compared to 21% in 2015resulted in rental related services gross profit decreasing 12% to $1.0 million in 2016.

For the three months ended March 31, 2016, selling and administrative expenses increased $0.3 million, or 5%, to $7.3 million compared to the same period in 2015, primarily due to increased employee headcount and higher salaries and employee benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2016 compared to the same period in 2015 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $39.6 million in 2016 compared to $34.6 million in 2015.  The 14% increase in net cash provided by operating activities was primarily attributable to an income tax refund received, partly offset by a lower decrease in accounts receivable and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $17.6 million in 2016, compared to $26.9 million in 2015. The $9.3 million decrease was primarily due to $7.2 million lower purchases of rental equipment of $22.8 million in 2016, compared to $30.0 million in 2015, and $2.1 million lower purchases of property, plant and equipment in 2016.

Cash Flows from Financing Activities: Net cash used in financing activities was $22.1 million in 2016, compared to $8.2 million in 2015.  The $13.9 million increase was primarily due to $14.0 million higher repayments of bank lines of credit in 2016.

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

Unsecured Revolving Lines of Credit

In March 2016, the Company renewed its credit agreement with a syndicate of banks (the “Credit Facility”). The five-year facility matures on March 31, 2021 and replaced the Company’s prior $420.0 million unsecured revolving credit facility. The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $620.0 million with $200.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans.

In March 2016, the Company entered into a Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., extending its line of credit facility related to its cash management services (“Sweep Service Facility”) and increasing the facility size from $10.0 million to $12.0 million. The Sweep Service Facility matures on the earlier of March 31, 2021, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services.

At March 31, 2016, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $205.9 million was outstanding, and had capacity to borrow up to an additional $226.1 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2016, the actual ratio was 3.81 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2016, the actual ratio was 2.22 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2016, such sum was $306.2 million and the actual Tangible Net Worth of the Company was $343.5 million.

At March 31, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At March 31, 2016, the principal balance outstanding under the Series A Senior Notes was $60.0 million.

On March 17, 2014, the Company entered into an Amendment to the Note Purchase Agreement (“Amendment”) with the Purchaser. The Amendment amended certain terms of the Note Purchase Agreement.  Pursuant to the Amendment, among other things, the issuance period for the Shelf Notes to be issued and sold pursuant to the Note Purchase Agreement was extended until the earlier of March 17, 2017 or the termination of the issuance and sale of the Shelf Notes upon the 30 days’ prior notice of either PIM or the Company.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At March 31, 2016, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2016, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2016, the actual ratio was 3.81 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA  at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2016, the actual ratio was 2.22 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At March 31, 2016, such sum was $306.2 million and the actual Tangible Net Worth of the Company was $343.5 million.

At March 31, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any share authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company repurchased 12,210 shares of common stock for an aggregate repurchase price of $0.4 million, or an average price of $30.91 per share. As of March 31, 2016, 1,592,026 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2015 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2015 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Instability in the global financial system may also have an impact on our business and our financial condition.  In recent years, general economic conditions and the tightening credit markets have significantly affected the ability of many companies to raise new capital or refinance existing indebtedness.  While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Credit Facility (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth.  Constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, could limit our ability to obtain such additional funds on terms acceptable to the Company or at all.  All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods.  At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

At March 31, 2016, we had $37.1 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series A, Series B and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.1 million per year for each 1% increase in the average interest rate we pay based on the $205.9 million balance of variable rate debt outstanding at March 31, 2016.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Some of our larger national competitors in the modular building leasing industry, notably Williams Scotsman International, Inc. and Modspace, who announced in March 2016 an intent to merge their North American modular space operations, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of March 31, 2016, 54% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter ended March 31, 2016, oil and gas exploration and production accounted for approximately 11% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1    Credit Agreement dated as of March 31, 2016 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto (Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference).

10.2     Guaranty dated as of March 31, 2016 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders (Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference).

10.3     $12,000,000 committed Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2016 (Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference)

10.4     $12,000,000 Credit Line Note, dated March 31, 2016, in favor of MUFG Union Bank, N.A (Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference).

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2016	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer