Form 10-Q
period 2016-06-30
MCGRATH RENTCORP
filed 2016-08-02
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 23,907,760 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and cash flows for the six-month period ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 25, 2016. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Jose, California

August 2, 2016

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Rental	$66,747	$67,305	$133,279	$132,807
Rental related services	19,315	17,227	36,906	32,594
Rental operations	86,062	84,532	170,185	165,401
Sales	16,396	10,968	25,430	19,755
Other	647	526	1,189	1,058
Total revenues	103,105	96,026	196,804	186,214
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,231	19,016	36,771	37,698
Rental related services	13,984	12,901	27,164	24,800
Other	16,713	16,226	32,540	31,437
Total direct costs of rental operations	48,928	48,143	96,475	93,935
Costs of sales	10,421	6,965	15,918	12,274
Total costs of revenues	59,349	55,108	112,393	106,209
Gross profit	43,756	40,918	84,411	80,005
Selling and administrative expenses	25,683	24,453	52,080	49,665
Income from operations	18,073	16,465	32,331	30,340
Other income (expense):
Interest expense	(2,990)	(2,347)	(6,546)	(4,738)
Foreign currency exchange gain (loss)	(77)	(85)	74	(253)
Income before provision for income taxes	15,006	14,033	25,859	25,349
Provision for income taxes	5,927	5,543	10,214	10,013
Net income	$9,079	$8,490	$15,645	$15,336
Earnings per share:
Basic	$0.38	$0.33	$0.66	$0.59
Diluted	$0.38	$0.32	$0.65	$0.58
Shares used in per share calculation:
Basic	23,900	26,142	23,881	26,117
Diluted	23,949	26,273	23,931	26,272
Cash dividends declared per share	$0.255	$0.250	$0.510	$0.500

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$9,079	$8,490	$15,645	$15,336
Other comprehensive income (loss):
Foreign currency translation adjustment	5	6	(87)	89
Tax benefit (provision)	(1)	—	33	(16)
Comprehensive income	$9,083	$8,496	$15,591	$15,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2016	2015
Assets
Cash	$1,238	$1,103
Accounts receivable, net of allowance for doubtful accounts of $2,087 in 2016 and 2015	95,860	95,263
Income taxes receivable	—	11,000
Rental equipment, at cost:
Relocatable modular buildings	761,125	736,875
Electronic test equipment	251,080	262,945
Liquid and solid containment tanks and boxes	310,089	310,263
	1,322,294	1,310,083
Less accumulated depreciation	(453,872)	(440,482)
Rental equipment, net	868,422	869,601
Property, plant and equipment, net	114,241	109,753
Prepaid expenses and other assets	31,419	28,556
Intangible assets, net	9,030	9,465
Goodwill	27,808	27,808
Total assets	$1,148,018	$1,152,549
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$363,121	$381,281
Accounts payable and accrued liabilities	73,779	71,942
Deferred income	38,349	36,288
Deferred income taxes, net	289,456	283,351
Total liabilities	764,705	772,862
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 23,907 shares as of June 30, 2016 and 23,851 shares as of December 31, 2015	101,313	101,046
Retained earnings	282,121	278,708
Accumulated other comprehensive loss	(121)	(67)
Total shareholders’ equity	383,313	379,687
Total liabilities and shareholders’ equity	$1,148,018	$1,152,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities :
Net income	$15,645	$15,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,417	42,171
Provision for doubtful accounts	987	690
Share-based compensation	1,586	1,953
Gain on sale of used rental equipment	(6,282)	(5,565)
Foreign currency exchange loss (gain)	(74)	253
Change in:
Accounts receivable	(1,584)	6,630
Income taxes receivable	11,000	—
Prepaid expenses and other assets	(2,863)	7,981
Accounts payable and accrued liabilities	5,232	1,715
Deferred income	2,061	587
Deferred income taxes	6,105	(6,514)
Net cash provided by operating activities	73,230	65,237
Cash Flows from Investing Activities:
Purchase of rental equipment	(45,715)	(71,237)
Purchase of property, plant and equipment	(8,698)	(5,832)
Proceeds from sale of used rental equipment	13,059	11,815
Net cash used in investing activities	(41,354)	(65,254)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	1,814	34,699
Principal payments on Series A senior notes	(20,000)	(20,000)
Amortization of debt issuance costs	26	26
Proceeds from the exercise of stock options	37	1,458
Excess tax benefit (shortfall) from exercise of stock awards	(871)	313
Taxes paid related to net share settlement of stock awards	(486)	(584)
Repurchase of common stock	—	(3,132)
Payment of dividends	(12,253)	(13,176)
Net cash used in financing activities	(31,733)	(396)
Effect of exchange rate changes on cash	(8)	(15)
Net increase (decrease) in cash	135	(428)
Cash balance, beginning of period	1,103	1,167
Cash balance, end of period	$1,238	$739
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$6,646	$4,896
Net income taxes paid, during the period	$5,679	$1,490
Dividends accrued during the period, not yet paid	$6,135	$6,588
Rental equipment acquisitions, not yet paid	$3,935	$8,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the six months ended June 30, 2016 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 25, 2016 for the year ended December 31, 2015 (the “2015 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of this guidance is to establish the principles to report useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers.  In August 2015, the FASB issued an update to defer the effective date of this guidance by one year. The guidance in the update is effective for the interim and annual reporting periods beginning after December 15, 2017.  The Company is evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur.  This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity.  It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable.  The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance.  The amendments do not change the core principle of the guidance in Topic 606.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contract with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedient.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Weighted-average number of shares of common stock for calculating basic earnings per share	23,900	26,142	23,881	26,117
Effect of potentially dilutive securities from equity-based compensation	49	131	50	155
Weighted-average number of shares of common stock for calculating diluted earnings per share	23,949	26,273	23,931	26,272

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Options to purchase shares of common stock	989	650	989	215

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any shares authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  The following table presents share repurchase activities during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Number of shares repurchased	—	89	—	102
Aggregate purchase price	$—	$2,754	$—	$3,132
Average price per repurchased shares	$—	$30.79	$—	$30.81

As of June 30, 2016, 1,592,026 shares remain authorized for repurchase.

NOTE 4. 2016 STOCK INCENTIVE PLAN

The Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), effective June 8, 2016, under which 2,000,000 shares of common stock of the Company, plus the number of shares that remain available for grants of awards under the Company's 2007 Stock

Option Plan (the “2007 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 2007 Plan, were reserved for the grant of equity awards to its employees, directors and consultants.  The equity awards have a maximum term of 7 years at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date the equity award is granted.  The 2016 Plan replaces the Company’s 2007 Plan.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	June 30, 2016	December 31, 2015
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(6,281)	(5,846)
		$9,030	$9,465

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2016 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.5 million for the remainder of fiscal year 2016, $0.9 million in each of the fiscal years 2017 through 2019 and $0.2 million in 2020.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2016 and 2015 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2016
Rental revenues	$62,792	$41,197	$29,290	$—	$133,279
Rental related services revenues	23,337	1,501	12,068	—	36,906
Sales and other revenues	8,634	13,194	644	4,147	26,619
Total revenues	94,763	55,892	42,002	4,147	196,804
Depreciation of rental equipment	10,347	18,386	8,038	—	36,771
Gross profit	41,287	22,558	19,077	1,489	84,411
Selling and administrative expenses	24,798	11,343	14,155	1,784	52,080
Income (loss) from operations	16,489	11,215	4,922	(295)	32,331
Interest (expense) income allocation	(3,602)	(1,340)	(1,719)	115	(6,546)
Income (loss) before provision for income taxes	12,887	9,949	3,203	(180)	25,859
Rental equipment acquisitions	26,448	15,373	550	—	42,371
Accounts receivable, net (period end)	52,362	23,098	15,757	4,643	95,860
Rental equipment, at cost (period end)	761,125	251,080	310,089		1,322,294
Rental equipment, net book value (period end)	544,132	94,320	229,970		868,422
Utilization (period end) [2]	75.7%	59.7%	46.8%
Average utilization [2]	76.0%	59.5%	49.7%
2015
Rental revenues	$54,088	$44,000	$34,719	$—	$132,807
Rental related services revenues	19,591	1,450	11,553	—	32,594
Sales and other revenues	7,325	10,545	742	2,201	20,813
Total revenues	81,004	55,995	47,014	2,201	186,214
Depreciation of rental equipment	9,280	20,477	7,941	—	37,698
Gross profit	32,266	22,751	24,380	608	80,005
Selling and administrative expenses	22,642	11,611	13,819	1,593	49,665
Income (loss) from operations	9,624	11,140	10,561	(985)	30,340
Interest (expense) income allocation	(2,481)	(1,053)	(1,297)	93	(4,738)
Income (loss) before provision for income taxes	7,143	9,834	9,264	(892)	25,349
Rental equipment acquisitions	38,691	30,077	5,919	—	74,687
Accounts receivable, net (period end)	46,913	23,547	20,310	3,204	93,974
Rental equipment, at cost (period end)	699,781	269,668	307,795		1,277,244
Rental equipment, net book value (period end)	501,071	112,275	243,143		856,489
Utilization (period end) [2]	74.3%	60.3%	61.7%
Average utilization [2]	74.3%	59.8%	60.9%

1.

Gross Enviroplex sales revenues were $4,147 and $2,208 for the six months ended June 30, 2016 and 2015, respectively, which include inter-segment sales to Mobile Modular of $0 and $7, respectively, which have been eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2016 and 2015. Revenues from foreign country customers accounted for 5% and 6% of the Company’s total revenues for the same periods, respectively.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report.  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2015 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 7% of the Company’s total revenues in the six months ended June 30, 2016. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2016, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 50%, 39%, 12% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 28%, 39%, 37% and negative 4% for the same period in 2015. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

The Company generates its revenues primarily from the rental of its equipment on operating leases and from sales of equipment occurring in the normal course of business.  The Company requires significant capital outlay to purchase its rental inventory and recovers its investment through rental and sales revenues.  Rental revenues and certain other service revenues negotiated as part of lease agreements with customers and related costs are recognized on a straight-line basis over the terms of the leases.  Sales revenues and related costs are recognized upon delivery and installation of the equipment to customers.  Sales revenues are less predictable and can fluctuate from quarter to quarter and year to year depending on customer demands and requirements.  Generally, rental revenues less cash operating costs recover the equipment’s capitalized cost in a shorter period of time relative to the equipment’s potential rental life and when sold, sale proceeds are usually above its net book value.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 86% and 89% of consolidated revenues in the six months ended June 30, 2016 and 2015, respectively.  Of the total rental operations revenues for the six months ended June 30, 2016, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 51%, 25% and 24%, respectively, compared to 45%, 27% and 28%, respectively, in the same period of 2015. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2016 and 2015, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 14% and 11% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues for the six months ended June 30, 2016 and 2015, Mobile Modular and Enviroplex together comprised 48% and 46%, respectively, TRS-RenTelco comprised 50% and 51%, respectively, and Adler Tanks comprised 2% and 3%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Net income	$9,079	$8,490	$15,645	$15,336	$40,779	$42,969
Provision for income taxes	5,927	5,543	10,214	10,013	26,108	29,211
Interest	2,990	2,347	6,546	4,738	11,900	9,480
Depreciation and amortization	20,557	21,265	41,417	42,171	83,526	83,314
EBITDA	38,553	37,645	73,822	72,258	162,313	164,974
Share-based compensation	730	1,022	1,586	1,953	3,032	3,823
Adjusted EBITDA [1]	$39,283	$38,667	$75,408	$74,211	$165,345	$168,797
Adjusted EBITDA margin [2]	38%	40%	38%	40%	40%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Adjusted EBITDA [1]	$39,283	$38,667	$75,408	$74,211	$165,345	$168,797
Interest paid	(3,660)	(2,888)	(6,646)	(4,896)	(11,791)	(9,772)
Net income taxes paid	(4,973)	(1,174)	(5,679)	(1,490)	(6,687)	(15,239)
Gain on sale of used rental equipment	(3,316)	(2,696)	(6,282)	(5,565)	(12,619)	(14,489)
Foreign currency exchange loss (gain)	77	65	(74)	253	161	574
Change in certain assets and liabilities:
Accounts receivable, net	(3,977)	(4,613)	(597)	7,320	(1,886)	(4,890)
Income taxes receivable	—	—	11,000	—	—	—
Prepaid expenses and other assets	(4,812)	1,857	(2,863)	7,981	1,812	(3,410)
Accounts payable and other liabilities	13,451	1,032	6,902	(13,164)	9,535	7,811
Deferred income	1,525	367	2,061	587	8,623	3,643
Net cash provided by operating activities	$33,598	$30,617	$73,230	$65,237	$152,493	$133,025

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2016, the actual ratio was 3.79 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2016, the actual ratio was 2.20 to 1.

At June 30, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 8, 2016, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.255 per common share for the quarter ended June 30, 2016, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2016 Compared to

Three Months Ended June 30, 2015

Overview

Consolidated revenues for the three months ended June 30, 2016 increased 7% to $103.1 million from $96.0 million in the same period in 2015.  Consolidated net income for the three months ended June 30, 2016 increased 7% to $9.1 million, from $8.5 million for the same period in 2015. Earnings per diluted share for the three months ended June 30, 2016 increased 19% to $0.38 from $0.32 for the same period in 2015.

For the three months ended June 30, 2016, on a consolidated basis:

•

Gross profit increased $2.8 million, or 7%, to $43.8 million in 2016. Mobile Modular’s gross profit increased $4.1 million, or 25%, due to higher gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $0.9 million, or 167%, primarily due to higher sales revenues. TRS-RenTelco’s gross profit increased $0.1 million, or 1%, primarily due to higher gross profit on sales revenues, partly offset by lower gross profit on rental revenues. Adler Tanks’ gross profit decreased $2.2 million, or 18%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.

•	Selling and administrative expenses increased $1.2 million, or 5%, to $25.7 million, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense increased $0.6 million, or 27%, to $3.0 million in 2016 compared to the same period in 2015, due to 10% higher average debt levels of the Company and 16% higher net average interest rates of 3.27% in 2016 compared to 2.82% in 2015.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 44%, 35% and 16%, respectively, compared to 29%, 38% and 34%, respectively, for the comparable 2015 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 5% in 2016 compared to a negative 1% in 2015.

•	Adjusted EBITDA increased $0.6 million, or 2%, to $39.3 million in 2016.

Mobile Modular

For the three months ended June 30, 2016, Mobile Modular’s total revenues increased $7.6 million, or 18%, to $49.7 million compared to the same period in 2015, primarily due to higher rental, rental related services and sales revenues. The revenue increase, together with higher gross margin on rental and rental related services, partly offset by higher selling and administrative expenses, resulted in a 64% increase in pre-tax income to $6.6 million for the three months ended June 30, 2016, from $4.0 million for the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/16 compared to Three Months Ended 6/30/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$31,637	$27,680	$3,957	14%
Rental related services	12,132	10,488	1,644	16%
Rental operations	43,769	38,168	5,601	15%
Sales	5,785	3,831	1,954	51%
Other	125	121	4	3%
Total revenues	49,679	42,120	7,559	18%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,221	4,719	502	11%
Rental related services	8,331	7,388	943	13%
Other	11,229	10,740	489	5%
Total direct costs of rental operations	24,781	22,847	1,934	8%
Costs of sales	4,264	2,711	1,553	57%
Total costs of revenues	29,045	25,558	3,487	14%
Gross Profit
Rental	15,188	12,221	2,967	24%
Rental related services	3,801	3,100	701	23%
Rental operations	18,989	15,321	3,668	24%
Sales	1,520	1,120	400	36%
Other	125	121	4	3%
Total gross profit	20,634	16,562	4,072	25%
Selling and administrative expenses	12,336	11,286	1,050	9%
Income from operations	8,298	5,276	3,022	57%
Interest expense allocation	(1,655)	(1,228)	427	35%
Pre-tax income	$6,643	$4,048	$2,595	64%
Other Selected Information
Average rental equipment [1]	$717,755	$655,479	$62,276	10%
Average rental equipment on rent	$543,761	$487,706	$56,055	11%
Average monthly total yield [2]	1.47%	1.41%		4%
Average utilization [3]	75.8%	74.4%		2%
Average monthly rental rate [4]	1.94%	1.89%		3%
Period end rental equipment [1]	$722,237	$668,176	$54,061	8%
Period end utilization [3]	75.7%	74.3%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2016 increased $4.1 million, or 25%, to $20.6 million.  For the three months ended June 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.0 million, or 14%, primarily due to 11% higher average rental equipment on rent and 3% higher average monthly rental rates in 2016. As a percentage of rental revenues, depreciation was 17% in 2016 and 2015, and other direct costs were 36% in 2016 compared to 39% in 2015, which resulted in gross margin percentages of 48% in 2016 compared 44% in 2015. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $3.0 million, or 24%, to $15.2 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.6 million, or 16%, compared to 2015.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher services provided during the lease. The higher revenues, together with higher gross margin percentage of 31% in 2016 compared to 30% in 2015, resulted in rental related services gross profit increasing $0.7 million, or 23%, to $3.8 million in 2016.

•

Gross Profit on Sales – Sales revenues increased $2.0 million, or 51%, compared to 2015, primarily due to higher new equipment sales.  Higher sales revenues, partly offset by lower gross margin percentage of 26% in 2016 compared with 29% in 2015, resulted in gross profit on sales increasing $0.4 million, or 36%, to $1.5 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2016, selling and administrative expenses increased $1.0 million, or 9%, to $12.3 million, primarily due to increased salaries and employee benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended June 30, 2016, TRS-RenTelco’s total revenues were flat at $27.9 million compared to the same period in 2015, primarily due to higher sales revenues, offset by lower rental revenues. Pre-tax income was also flat at $5.3 million for the three months ended June 30, 2016 compared to the same period in 2015, as higher gross profit on sales revenues was offset by lower gross profit on rental revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/16 compared to Three Months Ended 6/30/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$20,269	$21,889	$(1,620)	-7%
Rental related services	717	794	(77)	-10%
Rental operations	20,986	22,683	(1,697)	-7%
Sales	6,428	4,832	1,596	33%
Other	494	386	108	28%
Total revenues	27,908	27,901	7	0%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,998	10,325	(1,327)	-13%
Rental related services	629	692	(63)	-9%
Other	3,337	3,278	59	2%
Total direct costs of rental operations	12,964	14,295	(1,331)	-9%
Costs of sales	3,402	2,165	1,237	57%
Total costs of revenues	16,366	16,460	(94)	-1%
Gross Profit
Rental	7,933	8,286	(353)	-4%
Rental related services	88	102	(14)	-14%
Rental operations	8,021	8,388	(367)	-4%
Sales	3,027	2,667	360	13%
Other	494	386	108	28%
Total gross profit	11,542	11,441	101	1%
Selling and administrative expenses	5,546	5,493	53	1%
Income from operations	5,996	5,948	48	1%
Interest expense allocation	(610)	(524)	86	16%
Foreign currency exchange gain (loss)	(77)	(85)	(8)	-9%
Pre-tax income	$5,309	$5,339	$(30)	-1%
Other Selected Information
Average rental equipment [1]	$254,970	$269,225	$(14,255)	-5%
Average rental equipment on rent	$151,700	$160,157	$(8,457)	-5%
Average monthly total yield [2]	2.65%	2.71%		-2%
Average utilization [3]	59.5%	59.5%		0%
Average monthly rental rate [4]	4.45%	4.56%		-2%
Period end rental equipment [1]	$252,553	$268,431	$(15,878)	-6%
Period end utilization [3]	59.7%	60.3%		-1%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended June 30, 2016 increased $0.1 million, or 1%, to $11.5 million. For the three months ended June 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.6 million, or 7%, and depreciation expense decreased $1.3 million, or 13%, resulting in decreased gross profit on rental revenues of $0.4 million, or 4%, to $7.9 million. As a percentage of rental revenues, depreciation was 44% in 2016 compared to 47% in 2015 and other direct costs were 17% in 2016 and 15% in 2015, which resulted in a gross margin percentage of 39% in 2016 compared to 38% in 2015. The rental revenues decrease was due to 5% lower average rental equipment on rent and 2% lower monthly rental rates in 2016 as compared to 2015.

•

Gross Profit on Sales – Sales revenues increased $1.6 million, or 33%, to $6.4 million in 2016. Gross profit on sales increased 13% to $3.0 million with gross margin percentage decreasing to 47% from 55% in 2015, due to lower gross margins on new and used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2016, selling and administrative expenses increased 1% to $5.5 million.

Adler Tanks

For the three months ended June 30, 2016, Adler Tanks’ total revenues decreased $2.6 million, or 11%, to $21.5 million compared to the same period in 2015, primarily due to lower rental and sales revenues, partly offset by higher rental related services revenues. The revenue decrease, together with lower gross margin on rental revenues, partly offset by higher gross margin on rental related services and sales revenues, resulted in a $2.4 million, or 49%, decrease in pre-tax income to $2.5 million for the three months ended June 30, 2016, compared to the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/16 compared to Three Months Ended 6/30/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$14,841	$17,736	$(2,895)	-16%
Rental related services	6,466	5,945	521	9%
Rental operations	21,307	23,681	(2,374)	-10%
Sales	184	416	(232)	-56%
Other	28	19	9	47%
Total revenues	21,519	24,116	(2,597)	-11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,012	3,972	40	1%
Rental related services	5,024	4,821	203	4%
Other	2,147	2,208	(61)	-3%
Total direct costs of rental operations	11,183	11,001	182	2%
Costs of sales	201	742	(541)	-73%
Total costs of revenues	11,384	11,743	(359)	-3%
Gross Profit (Loss)
Rental	8,682	11,556	(2,874)	-25%
Rental related services	1,442	1,124	318	28%
Rental operations	10,124	12,680	(2,556)	-20%
Sales	(17)	(326)	309	-95%
Other	28	19	9	47%
Total gross profit	10,135	12,373	(2,238)	-18%
Selling and administrative expenses	6,893	6,901	(8)	0%
Income from operations	3,242	5,472	(2,230)	-41%
Interest expense allocation	(785)	(640)	145	23%
Pre-tax income	$2,457	$4,832	$(2,375)	-49%
Other Selected Information
Average rental equipment [1]	$307,868	$302,697	$5,171	2%
Average rental equipment on rent	$152,050	$183,292	$(31,242)	-17%
Average monthly total yield [2]	1.61%	1.95%		-17%
Average utilization [3]	49.4%	60.6%		-18%
Average monthly rental rate [4]	3.25%	3.23%		1%
Period end rental equipment [1]	$308,051	$304,036	$4,015	1%
Period end utilization [3]	46.8%	61.7%		-24%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended June 30, 2016 decreased $2.2 million, or 18%, to $10.1 million.  For the three months ended June 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.9 million, or 16%, due to 17% lower average rental equipment on rent, partly offset by 1% higher average rental rates in 2016 compared to 2015. As a percentage of rental revenues, depreciation was 27% and 22% in 2016 and 2015, respectively, and other direct costs were 14% and 12% in 2016 and 2015, respectively, which resulted in gross margin percentages of 59% and 65% in 2016 and 2015, respectively.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $2.9 million, or 25%, to $8.7 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 9%, to $6.5 million compared to 2015. Higher gross margin percentage of 22% in 2016 compared to 19% in 2015and higher rental related services revenues resulted in rental related services gross profit increasing 28% to $1.4 million in 2016.

For the three months ended June 30, 2016, selling and administrative were flat at $6.9 million Compared to the same period in 2015.

Six Months Ended June 30, 2016 Compared to

Six Months Ended June 30, 2015

Overview

Consolidated revenues for the six months ended June 30, 2016 increased 6% to $196.8 million from $186.2 million for the same period in 2015.  Consolidated net income for the six months ended June 30, 2016 increased 2% to $15.6 million, from $15.3 million for the same period in 2015. Earnings per diluted share for the six months ended June 30, 2016 increased 12% to $0.65 from $0.58 for the same period in 2015.

For the six months ended June 30, 2016, on a consolidated basis:

•

Gross profit increased $4.4 million, or 6%, to $84.4 million from $80.0 million for the same period in 2015. Mobile Modular’s gross profit increased $9.0 million, or 28%, primarily due to higher gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $0.9 million, primarily due to higher sales revenues. TRS-RenTelco’s gross profit decreased $0.2 million, or 1%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales and rental related services revenues. Adler Tanks’ gross profit decreased $5.3 million, or 22%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.

•	Selling and administrative expenses increased 5% to $52.1 million from $49.7 million for the same period in 2015, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense increased 38% to $6.5 million, due to 13% higher average debt levels of the Company and 22% higher net average interest rates of 3.53% in 2016 compared to 2.89% in 2015.  In March 2016, the Company secured a new line of credit with a syndicate of banks.  This new line of credit replaced the Company’s prior $420.0 million line of credit.  As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the three months ended March 31, 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 50%, 39% and 12%, respectively, compared to 28%, 39% and 37%, respectively, for the comparable 2015 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% compared to negative 4% in 2015.

•	Adjusted EBITDA increased $1.2 million, or 2%, to $75.4 million compared to $74.2 million in 2015.

Mobile Modular

For the six months ended June 30, 2016, Mobile Modular’s total revenues increased $13.8 million, or 17%, to $94.8 million compared to the same period in 2015, primarily due to higher rental, rental related services and sales revenues during the period. The revenue increase, together with higher gross margin on rental and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in an 80% increase in pre-tax income to $12.9 million for the six months ended June 30, 2016, from $7.1 million for the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/16 compared to Six Months Ended 6/30/15 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$62,792	$54,088	$8,704	16%
Rental related services	23,337	19,591	3,746	19%
Rental operations	86,129	73,679	12,450	17%
Sales	8,432	7,091	1,341	19%
Other	202	234	(32)	-14%
Total revenues	94,763	81,004	13,759	17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,347	9,280	1,067	11%
Rental related services	16,321	14,169	2,152	15%
Other	20,790	20,265	525	3%
Total direct costs of rental operations	47,458	43,714	3,744	9%
Costs of sales	6,018	5,024	994	20%
Total costs of revenues	53,476	48,738	4,738	10%
Gross Profit
Rental	31,656	24,543	7,113	29%
Rental related services	7,016	5,422	1,594	29%
Rental operations	38,672	29,965	8,707	29%
Sales	2,413	2,067	346	17%
Other	202	234	(32)	-14%
Total gross profit	41,287	32,266	9,021	28%
Selling and administrative expenses	24,798	22,642	2,156	10%
Income from operations	16,489	9,624	6,865	71%
Interest expense allocation	(3,602)	(2,481)	1,121	45%
Pre-tax income	$12,887	$7,143	$5,744	80%
Other Selected Information
Average rental equipment [1]	$713,503	$648,446	$65,057	10%
Average rental equipment on rent	$542,077	$481,724	$60,353	13%
Average monthly total yield [2]	1.47%	1.39%		6%
Average utilization [3]	76.0%	74.3%		2%
Average monthly rental rate [4]	1.93%	1.87%		3%
Period end rental equipment [1]	$722,237	$668,176	$54,061	8%
Period end utilization [3]	75.7%	74.3%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2016 increased 28% to $41.3 million from $32.3 million for the same period in 2015.  For the six months ended June 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues - Rental revenues increased $8.7 million, or 16%, primarily due to 13% higher average rental equipment on rent and 3% higher average monthly rental rates in 2016 as compared to 2015. As a percentage of rental revenues, depreciation was 16% in 2016 compared to 17% in 2015 and other direct costs were 33% in 2016 and 37% in 2015, which resulted in gross margin percentage of 50% in 2016 and 45% in 2015. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $7.1 million, or 29%, to $31.7 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.7 million, or 19%, compared to 2015.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher services performed during the lease. The higher revenues and higher gross margin percentage of 30% in 2016 compared to 28% in 2015 resulted in rental related services gross profit increasing 29% to $7.0 million from $5.4 million in 2015.

•

Gross Profit on Sales – Sales revenues increased $1.3 million, or 19%, primarily due to higher new equipment sales compared to 2015. Higher sales revenues and a comparable gross margin percentage of 29% in 2016 and 2015 resulted in sales gross profit increasing 17% to $2.4 million from $2.1 million in 2015. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2016, selling and administrative expenses increased $2.2 million, or 10%, to $24.8 million from $22.6 million in the same period in 2015, primarily due to increased employee headcount, salaries and benefit cost and higher corporate allocated expenses.

TRS-RenTelco

For the six months ended June 30, 2016, TRS-RenTelco’s total revenues decreased $0.1 million to $55.9 million compared to the same period in 2015, due to lower rental revenues, partly offset by higher sales revenues. Pre-tax income increased 1%, to $9.9 million for the six months ended June 30, 2016 compared to $9.8 million for the same period in 2015, primarily due to higher gross profit on sales revenues and lower general and administrative expenses, partly offset by lower gross profit on rental revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/16 compared to Six Months Ended 6/30/15 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$41,197	$44,000	$(2,803)	-6%
Rental related services	1,501	1,450	51	4%
Rental operations	42,698	45,450	(2,752)	-6%
Sales	12,262	9,772	2,490	25%
Other	932	773	159	21%
Total revenues	55,892	55,995	(103)	0%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,386	20,477	(2,091)	-10%
Rental related services	1,265	1,390	(125)	-9%
Other	6,976	6,673	303	5%
Total direct costs of rental operations	26,627	28,540	(1,913)	-7%
Costs of sales	6,707	4,704	2,003	43%
Total costs of revenues	33,334	33,244	90	0%
Gross Profit
Rental	15,834	16,850	(1,016)	-6%
Rental related services	236	60	176	293%
Rental operations	16,070	16,910	(840)	-5%
Sales	5,556	5,068	488	10%
Other	932	773	159	21%
Total gross profit	22,558	22,751	(193)	-1%
Selling and administrative expenses	11,343	11,611	(268)	-2%
Income from operations	11,215	11,140	75	1%
Interest expense allocation	(1,340)	(1,053)	287	27%
Foreign currency exchange gain (loss)	74	(253)	327	-129%
Pre-tax income	$9,949	$9,834	$115	1%
Other Selected Information
Average rental equipment [1]	$257,767	$266,528	$(8,761)	-3%
Average rental equipment on rent	$153,378	$159,424	$(6,046)	-4%
Average monthly total yield [2]	2.66%	2.75%		-3%
Average utilization [3]	59.5%	59.8%		-1%
Average monthly rental rate [4]	4.48%	4.60%		-3%
Period end rental equipment [1]	$252,553	$268,431	$(15,878)	-6%
Period end utilization [3]	59.7%	60.3%		-1%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the six months ended June 30, 2016 decreased 1% to $22.6 million from $22.8 million for the same period in 2015.  For the six months ended June 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.8 million, or 6%, with depreciation expenses decreasing $2.1 million, or 10%, to $18.4 million and other direct costs increasing $0.3 million, or 5%, to $7.0 million, resulting in decreased gross profit on rental revenues of $1.0 million, or 6%, to $15.8 million.  As a percentage of rental revenues, depreciation was 45% and 47% in 2016 and 2015, respectively, and other direct costs were 17% and 15% in 2016 and 2015, respectively, which resulted in a gross margin percentage of 38% in 2016 and 2015. The rental revenues decrease was due to 4% lower average rental equipment on rent and 3% lower average monthly rental rates compared to 2015.

•

Gross Profit on Sales – Sales revenues increased $2.5 million, or 25%, to $12.3 million in 2016, compared to $9.8 million in 2015. Higher sales revenues, partly offset by lower gross margin percentage of 45% in 2016 compared to 52% in 2015, due to lower gross margins on new and used equipment sales, resulted in gross profit on sales increasing 10%, to $5.6 million from $5.1 million in 2015. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2016, selling and administrative expenses decreased $0.3 million, or 2%, to $11.3 million from $11.6 million in the same period in 2015, primarily due to lower allocated corporate expenses.

Adler Tanks

For the six months ended June 30, 2016, Adler Tanks’ total revenues decreased $5.0 million, or 11%, to $42.0 million compared to the same period in 2015, primarily due to lower rental and sales revenues, partly offset by higher rental related services revenues during the period. The revenue decrease and higher selling and administrative expenses resulted in pre-tax income of $3.2 million for the six months ended June 30, 2016, a decrease of 65% compared to 2015.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/16 compared to Six Months Ended 6/30/15 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$29,290	$34,719	$(5,429)	-16%
Rental related services	12,068	11,553	515	4%
Rental operations	41,358	46,272	(4,914)	-11%
Sales	589	691	(102)	-15%
Other	55	51	4	8%
Total revenues	42,002	47,014	(5,012)	-11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,038	7,941	97	1%
Rental related services	9,578	9,241	337	4%
Other	4,774	4,499	275	6%
Total direct costs of rental operations	22,390	21,681	709	3%
Costs of sales	535	953	(418)	-44%
Total costs of revenues	22,925	22,634	291	1%
Gross Profit (Loss)
Rental	16,478	22,279	(5,801)	-26%
Rental related services	2,490	2,312	178	8%
Rental operations	18,968	24,591	(5,623)	-23%
Sales	54	(262)	316	-121%
Other	55	51	4	8%
Total gross profit	19,077	24,380	(5,303)	-22%
Selling and administrative expenses	14,155	13,819	336	2%
Income from operations	4,922	10,561	(5,639)	-53%
Interest expense allocation	(1,719)	(1,297)	422	33%
Pre-tax income	$3,203	$9,264	$(6,061)	-65%
Other Selected Information
Average rental equipment [1]	$307,752	$301,580	$6,172	2%
Average rental equipment on rent	$152,921	$183,568	$(30,647)	-17%
Average monthly total yield [2]	1.60%	1.92%		-17%
Average utilization [3]	49.7%	60.9%		-18%
Average monthly rental rate [4]	3.19%	3.15%		1%
Period end rental equipment [1]	$308,051	$304,036	$4,015	1%
Period end utilization [3]	46.8%	61.7%		-24%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the six months ended June 30, 2016 decreased 22% to $19.1 million from $24.4 million for the same period in 2015.  For the six months ended June 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $5.4 million, or 16%, primarily due to 17% lower average rental equipment on rent, partly offset by 1% higher average monthly rental rates in 2016 as compared to 2015. As a percentage of rental revenues, depreciation was 27% and 23% in 2016 and 2015, respectively, and other direct costs were 16% and 13%, respectively, in 2016 and 2015, which resulted in gross margin percentages of 56% and 64% in 2016 and 2015, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $5.8 million, or 26%, to $16.5 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 4%, compared to 2015. The higher revenues and higher gross margin percentage of 21% in 2016 compared to 20% in 2015, resulted in rental related services gross profit increasing $0.2 million, or 8%, to $2.5 million from $2.3 million in 2015.

For the six months ended June 30, 2016, selling and administrative expenses increased $0.3 million, or 2%, to $14.2 million compared to the same period in 2015, primarily due to increased employee headcount and higher salaries and employee benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2016 compared to the same period in 2015 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $73.2 million in 2016 compared to $65.2 million in 2015.  The 12% increase in net cash provided by operating activities was primarily attributable to an income tax refund received, partly offset by an increase in prepaid expenses and other assets and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $41.4 million in 2016, compared to $65.3 million in 2015. The $23.9 million decrease was primarily due to $25.5 million lower purchases of rental equipment of $45.7 million in 2016, compared to $71.2 million in 2015, partly offset by $2.9 million higher purchases of property, plant and equipment in 2016.

Cash Flows from Financing Activities: Net cash used in financing activities was $31.7 million in 2016, compared to $0.4 million in 2015.  The $31.3 million increase was primarily due to $32.9 million lower borrowings on bank lines of credit in 2016.

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

At June 30, 2016, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $223.3 million was outstanding, and had capacity to borrow up to an additional $208.7 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2016, the actual ratio was 3.79 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2016, the actual ratio was 2.20 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2016, such sum was $308.4 million and the actual Tangible Net Worth of the Company was $346.5 million.

At June 30, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At June 30, 2016, the principal balance outstanding under the Series A Senior Notes was $40.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At June 30, 2016, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

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

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2016, the actual ratio was 3.79 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA  at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2016, the actual ratio was 2.20 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At June 30, 2016, such sum was $308.4 million and the actual Tangible Net Worth of the Company was $346.5 million.

At June 30, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any share authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases of common stock during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company repurchased 101,653 shares of common stock for an aggregate repurchase price of $3.1 million, or an average price of $30.81 per share. As of June 30, 2016, 1,592,026 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2015 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2015 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2016, we had $36.8 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.2 million per year for each 1% increase in the average interest rate we pay based on the $223.3 million balance of variable rate debt outstanding at June 30, 2016.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2016, 51% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and six months ended June 30, 2016, oil and gas exploration and production accounted for approximately 11% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	McGrath RentCorp 2016 Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement for 2016 Annual Meeting of Shareholders and incorporated herein by reference).

10.1.1	Form of 2016 Stock Incentive Plan Non-Employee Director Restricted Stock Unit Award and Agreement.

10.1.2	Form of 2016 Stock Incentive Plan Employee Restricted Stock Unit Award and Agreement.

10.1.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2016	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer