Form 10-Q
period 2016-09-30
MCGRATH RENTCORP
filed 2016-11-01
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 23,913,704 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”), and the related condensed consolidated statements of income and comprehensive income, as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ GRANT THORNTON LLP

San Jose, California

November 1, 2016

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Rental	$67,757	$70,195	$201,036	$203,002
Rental related services	20,122	21,862	57,028	54,456
Rental operations	87,879	92,057	258,064	257,458
Sales	33,486	20,426	58,916	40,181
Other	628	565	1,817	1,623
Total revenues	121,993	113,048	318,797	299,262
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,819	18,809	54,590	56,507
Rental related services	15,240	15,802	42,404	40,602
Other	15,475	14,032	48,015	45,469
Total direct costs of rental operations	48,534	48,643	145,009	142,578
Costs of sales	23,026	14,259	38,944	26,533
Total costs of revenues	71,560	62,902	183,953	169,111
Gross profit	50,433	50,146	134,844	130,151
Selling and administrative expenses	26,201	24,996	78,281	74,661
Income from operations	24,232	25,150	56,563	55,490
Other income (expense):
Interest expense	(2,940)	(2,444)	(9,486)	(7,182)
Foreign currency exchange gain (loss)	(15)	(201)	59	(454)
Income before provision for income taxes	21,277	22,505	47,136	47,854
Provision for income taxes	8,405	8,889	18,619	18,902
Net income	$12,872	$13,616	$28,517	$28,952
Earnings per share:
Basic	$0.54	$0.54	$1.19	$1.12
Diluted	$0.54	$0.54	$1.19	$1.12
Shares used in per share calculation:
Basic	23,911	25,334	23,891	25,853
Diluted	24,041	25,408	23,957	25,954
Cash dividends declared per share	$0.255	$0.250	$0.765	$0.750

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$12,872	$13,616	$28,517	$28,952
Other comprehensive income (loss):
Foreign currency translation adjustment	17	(31)	(69)	58
Tax benefit (provision)	(8)	7	24	(23)
Comprehensive income	$12,881	$13,592	$28,472	$28,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2016	2015
Assets
Cash	$1,092	$1,103
Accounts receivable, net of allowance for doubtful accounts of $2,087 in 2016 and 2015	104,004	95,263
Income taxes receivable	—	11,000
Rental equipment, at cost:
Relocatable modular buildings	763,777	736,875
Electronic test equipment	252,573	262,945
Liquid and solid containment tanks and boxes	308,852	310,263
	1,325,202	1,310,083
Less accumulated depreciation	(462,674)	(440,482)
Rental equipment, net	862,528	869,601
Property, plant and equipment, net	113,497	109,753
Prepaid expenses and other assets	27,182	28,556
Intangible assets, net	8,812	9,465
Goodwill	27,808	27,808
Total assets	$1,144,923	$1,152,549
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$345,286	$381,281
Accounts payable and accrued liabilities	72,397	71,942
Deferred income	41,479	36,288
Deferred income taxes, net	295,161	283,351
Total liabilities	754,323	772,862
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 23,914 shares as of September 30, 2016 and 23,851 shares as of December 31, 2015	101,828	101,046
Retained earnings	288,884	278,708
Accumulated other comprehensive loss	(112)	(67)
Total shareholders’ equity	390,600	379,687
Total liabilities and shareholders’ equity	$1,144,923	$1,152,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$28,517	$28,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,528	63,303
Provision for doubtful accounts	1,366	1,179
Share-based compensation	2,327	2,863
Gain on sale of used rental equipment	(10,798)	(9,066)
Foreign currency exchange loss (gain)	(59)	454
Change in:
Accounts receivable	(10,107)	(7,445)
Income taxes receivable	11,000	—
Prepaid expenses and other assets	1,374	12,905
Accounts payable and accrued liabilities	4,082	(1,055)
Deferred income	5,191	11,033
Deferred income taxes	11,810	(2,519)
Net cash provided by operating activities	106,231	100,604
Cash Flows from Investing Activities:
Purchase of rental equipment	(64,349)	(104,884)
Purchase of property, plant and equipment	(10,028)	(8,045)
Proceeds from sale of used rental equipment	24,037	19,681
Net cash used in investing activities	(50,340)	(93,248)
Cash Flows from Financing Activities:
Net borrowing (repayments) under bank lines of credit	(16,034)	79,635
Principal payment on Series A senior notes	(20,000)	(20,000)
Amortization of debt issuance cost	39	39
Proceeds from the exercise of stock options	37	1,458
Excess tax benefit (shortfall) from exercise of stock awards	(993)	349
Taxes paid related to net share settlement of stock awards	(589)	(729)
Repurchase of common stock	—	(48,785)
Payment of dividends	(18,349)	(19,728)
Net cash used in financing activities	(55,889)	(7,761)
Effect of foreign currency exchange rate changes on cash	(13)	(5)
Net decrease in cash	(11)	(410)
Cash balance, beginning of period	1,103	1,167
Cash balance, end of period	$1,092	$757
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$9,042	$7,224
Net income taxes paid, during the period	$7,751	$2,240
Dividends accrued during the period, not yet paid	$6,144	$6,159
Rental equipment acquisitions, not yet paid	$3,688	$5,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2016 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 25, 2016 for the year ended December 31, 2015 (the “2015 Annual Report”).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur.  This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls.  It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable.  The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance.  The amendments do not change the core principles of the guidance in Topic 606.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contract with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedient. The amendments do not change the core revenue recognition principles in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedient.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Weighted-average number of shares of common stock for calculating basic earnings per share	23,911	25,334	23,891	25,853
Effect of potentially dilutive securities from equity-based compensation	130	74	66	101
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,041	25,408	23,957	25,954

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Options to purchase shares of common stock	636	1,326	998	746

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any shares authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  The following table presents share repurchase activities during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Number of shares repurchased	—	1,754,636	—	1,856,289
Aggregate purchase price	$—	$45,653	$—	$48,784
Average price per repurchased shares	$—	$26.02	$—	$26.28

As of September 30, 2016, 1,592,026 shares remain authorized for repurchase.

NOTE 4. 2016 STOCK INCENTIVE PLAN

The Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), effective June 8, 2016, under which 2,000,000 shares of the common stock of the Company, plus the number of shares that remain available for grants of awards under the Company's 2007 Stock Option Plan (the “2007 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 2007 Plan, were reserved for the grant of equity awards to its employees, directors and consultants.  The equity awards have a maximum term of 7 years at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date the equity award is granted.  The 2016 Plan replaces the 2007 Plan.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	September 30, 2016	December 31, 2015
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(6,499)	(5,846)
		$8,812	$9,465

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2016 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2016, $0.9 million in each of the fiscal years 2017 through 2019 and $0.2 million in 2020.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2016 and 2015 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2016
Rental revenues	$96,002	$61,562	$43,472	$—	$201,036
Rental related services revenues	37,034	2,156	17,838	—	57,028
Sales and other revenues	25,416	18,491	1,039	15,787	60,733
Total revenues	158,452	82,209	62,349	15,787	318,797
Depreciation of rental equipment	15,642	26,939	12,009	—	54,590
Gross profit	67,329	34,033	28,362	5,120	134,844
Selling and administrative expenses	38,162	16,444	20,786	2,889	78,281
Income from operations	29,167	17,589	7,576	2,231	56,563
Interest (expense) income allocation	(5,264)	(1,921)	(2,487)	186	(9,486)
Income before provision for income taxes	23,903	15,727	5,089	2,417	47,136
Rental equipment acquisitions	35,363	24,991	404	—	60,758
Accounts receivable, net (period end)	63,752	20,267	15,922	4,063	104,004
Rental equipment, at cost (period end)	763,777	252,573	308,852	—	1,325,202
Rental equipment, net book value (period end)	543,141	93,894	225,493	—	862,528
Utilization (period end) [2]	77.6%	62.4%	52.1%
Average utilization [2]	76.3%	60.1%	49.9%
2015
Rental revenues	$84,242	$66,612	$52,148	$—	$203,002
Rental related services revenues	33,904	2,271	18,281	—	54,456
Sales and other revenues	15,971	16,385	1,082	8,366	41,804
Total revenues	134,117	85,268	71,511	8,366	299,262
Depreciation of rental equipment	14,218	30,335	11,954	—	56,507
Gross profit	56,263	35,293	36,383	2,212	130,151
Selling and administrative expenses	34,436	17,059	20,755	2,411	74,661
Income (loss) from operations	21,827	18,234	15,628	(199)	55,490
Interest (expense) income allocation	(3,790)	(1,580)	(1,953)	141	(7,182)
Income (loss) before provision for income taxes	18,037	16,200	13,675	(58)	47,854
Rental equipment acquisitions	59,501	37,822	8,328	—	105,651
Accounts receivable, net (period end)	60,132	23,649	20,312	3,467	107,560
Rental equipment, at cost (period end)	717,892	266,034	309,779	—	1,293,705
Rental equipment, net book value (period end)	515,207	107,801	241,269	—	864,277
Utilization (period end) [2]	77.9%	60.5%	57.0%
Average utilization [2]	75.3%	60.2%	59.9%

1.

Gross Enviroplex sales revenues were $15,872 and $9,077 for the nine months ended September 30, 2016 and 2015, respectively, which include inter-segment sales to Mobile Modular of $85 and $711, respectively, which have been eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2016 and 2015. Revenues from foreign country customers accounted for 5% of the Company’s total revenues in each of the same periods.

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

The Mobile Modular business segment includes the results of operations of our Mobile Modular Portable Storage division, which represented approximately 7% of the Company’s total revenues in the nine months ended September 30, 2016. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2016, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 51%, 33%, 11% and 5% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 38%, 34%, 29% and negative 1% for the same period in 2015. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% and 86% of consolidated revenues in the nine months ended September 30, 2016 and 2015, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2016, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 51%, 25% and 24%, respectively, compared to 46%, 27% and 27%, respectively, in the same period of 2015. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2016 and 2015, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 19% and 14%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2016 and 2015, Mobile Modular and Enviroplex together comprised 68% and 58%, respectively, and TRS-RenTelco comprised 30% and 39%, respectively. Adler Tanks sales and other revenues for the nine months ended September 30, 2016 and 2015 were 2% and 3%, respectively, of the Company’s total sales and other revenues. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Net income	$12,872	$13,616	$28,517	$28,952	$40,035	$42,839
Provision for income taxes	8,405	8,889	18,619	18,902	25,624	29,237
Interest	2,940	2,444	9,486	7,182	12,396	9,538
Depreciation and amortization	20,111	21,132	61,528	63,303	82,505	84,045
EBITDA	44,328	46,081	118,150	118,339	160,560	165,659
Share-based compensation	741	910	2,327	2,863	2,863	3,707
Adjusted EBITDA [1]	$45,069	$46,991	$120,477	$121,202	$163,423	$169,366
Adjusted EBITDA margin [2]	37%	42%	38%	41%	39%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Adjusted EBITDA [1]	$45,069	$46,991	$120,477	$121,202	$163,423	$169,366
Interest paid	(2,396)	(2,328)	(9,042)	(7,224)	(11,859)	(9,982)
Net income taxes paid	(2,072)	(750)	(7,751)	(2,240)	(8,009)	(8,821)
Gain on sale of used rental equipment	(4,516)	(3,501)	(10,798)	(9,066)	(13,634)	(13,657)
Foreign currency exchange loss (gain)	15	201	(59)	454	(25)	672
Change in certain assets and liabilities:
Accounts receivable, net	(8,144)	(13,586)	(8,741)	(6,266)	3,556	(3,990)
Income taxes receivable	—	—	11,000	—	—	—
Prepaid expenses and other assets	4,237	4,924	1,374	12,905	1,125	1,533
Accounts payable and other liabilities	(2,323)	(7,031)	4,580	(20,195)	14,243	(3,905)
Deferred income	3,130	10,447	5,191	11,034	1,306	7,398
Net cash provided by operating activities	$33,000	$35,367	$106,231	$100,604	$150,126	$138,614

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2016, the actual ratio was 3.75 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2016, the actual ratio was 2.11 to 1.

At September 30, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 21, 2016, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.255 per common share for the quarter ended September 30, 2016, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2016 Compared to

Three Months Ended September 30, 2015

Overview

Consolidated revenues for the three months ended September 30, 2016 increased 8% to $122.0 million from $113.0 million in the same period in 2015.  Consolidated net income for the three months ended September 30, 2016 decreased 5% to $12.9 million from $13.6 million for the same period in 2015. Earnings per diluted share for the three months ended September 30, 2016 was flat at $0.54 compared to the same period in 2015.

For the three months ended September 30, 2016, on a consolidated basis:

•

Gross profit increased $0.3 million, or 1%, to $50.4 million in 2016. Mobile Modular’s gross profit increased $2.0 million, or 9%, due to higher gross profit on sales and rental revenues, partly offset by lower gross profit on rental related services revenues. Enviroplex’s gross profit increased $2.0 million, or 126%, primarily due to higher sales revenues. TRS-RenTelco’s gross profit decreased $1.1 million, or 9%, primarily due to lower gross profit on rental and rental related services revenues. Adler Tanks’ gross profit decreased $2.7 million, or 23%, primarily due to lower gross profit on rental and rental related services revenues.

•	Selling and administrative expenses increased $1.2 million, or 5%, to $26.2 million, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense increased $0.5 million, or 20%, to $2.9 million in 2016 compared to the same period in 2015, due to 22% higher net average interest rates of 3.25% in 2016 compared to 2.67% in 2015, partly offset by 1% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 52%, 27% and 9%, respectively, compared to 48%, 28% and 20%, respectively, for the comparable 2015 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 12% in 2016 compared to 4% in 2015.

•	Adjusted EBITDA decreased $1.9 million, or 4%, to $45.1 million in 2016.

Mobile Modular

For the three months ended September 30, 2016, Mobile Modular’s total revenues increased $10.6 million, or 20%, to $63.7 million compared to the same period in 2015, primarily due to higher sales and rental revenues, partly offset by lower rental related services. The revenue increase, partly offset by lower gross margin on rental and rental related services, and higher selling and administrative expenses, resulted in a 1% increase in pre-tax income to $11.0 million for the three months ended September 30, 2016, from $10.9 million for the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/16 compared to Three Months Ended 9/30/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$33,210	$30,154	$3,056	10%
Rental related services	13,697	14,313	(616)	-4%
Rental operations	46,907	44,467	2,440	5%
Sales	16,700	8,539	8,161	96%
Other	82	107	(25)	-23%
Total revenues	63,689	53,113	10,576	20%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,295	4,938	357	7%
Rental related services	10,025	10,124	(99)	-1%
Other	9,735	7,485	2,250	30%
Total direct costs of rental operations	25,055	22,547	2,508	11%
Costs of sales	12,592	6,569	6,023	92%
Total costs of revenues	37,647	29,116	8,531	29%
Gross Profit
Rental	18,180	17,731	449	3%
Rental related services	3,672	4,189	(517)	-12%
Rental operations	21,852	21,920	(68)	0%
Sales	4,108	1,970	2,138	109%
Other	82	107	(25)	-23%
Total gross profit	26,042	23,997	2,045	9%
Selling and administrative expenses	13,364	11,794	1,570	13%
Income from operations	12,678	12,203	475	4%
Interest expense allocation	(1,662)	(1,309)	353	27%
Pre-tax income	$11,016	$10,894	$122	1%
Other Information
Average rental equipment [1]	$729,943	$678,274	$51,669	8%
Average rental equipment on rent	$559,584	$520,036	$39,548	8%
Average monthly total yield [2]	1.52%	1.48%		3%
Average utilization [3]	76.7%	76.7%		0%
Average monthly rental rate [4]	1.98%	1.93%		3%
Period end rental equipment [1]	$734,639	$686,582	$48,057	7%
Period end utilization [3]	77.6%	77.9%		0%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended September 30, 2016 increased $2.0 million, or 9%, to $26.0 million.  For the three months ended September 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.1 million, or 10%, primarily due to 8% higher average rental equipment on rent and 3% higher average monthly rental rates in 2016. As a percentage of rental revenues, depreciation was 16% in 2016 and 2015, and other direct costs were 29% in 2016 compared to 25% in 2015, which resulted in gross margin percentages of 55% in 2016 compared to 59% in 2015. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.4 million, or 3%, to $18.2 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.6 million, or 4%, compared to 2015.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to lower services provided during the lease. The lower revenues, together with lower gross margin percentage of 27% in 2016 compared to 29% in 2015, resulted in rental related services gross profit decreasing $0.5 million, or 12%, to $3.7 million in 2016.

•

Gross Profit on Sales – Sales revenues increased $8.2 million, or 96%, compared to 2015, due to higher new and used equipment sales.  Higher sales revenues, together with higher gross margin percentage of 25% in 2016 compared with 23% in 2015, resulted in gross profit on sales increasing $2.1 million, or 109%, to $4.1 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2016, selling and administrative expenses increased $1.6 million, or 13%, to $13.4 million, primarily due to increased employee headcount, salaries and benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended September 30, 2016, TRS-RenTelco’s total revenues decreased $3.0 million, or 10%, to $26.3 million compared to the same period in 2015, primarily due to lower rental, sales and rental related services revenues. Pre-tax income decreased $0.6 million, or 9%, to $5.8 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to lower gross profit on rental and rental related services, partly offset by lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/16 compared to Three Months Ended 9/30/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$20,365	$22,612	$(2,247)	-10%
Rental related services	655	821	(166)	-20%
Rental operations	21,020	23,433	(2,413)	-10%
Sales	4,788	5,401	(613)	-11%
Other	509	439	70	16%
Total revenues	26,317	29,273	(2,956)	-10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,553	9,858	(1,305)	-13%
Rental related services	700	664	36	5%
Other	3,524	3,448	76	2%
Total direct costs of rental operations	12,777	13,970	(1,193)	-9%
Costs of sales	2,065	2,761	(696)	-25%
Total costs of revenues	14,842	16,731	(1,889)	-11%
Gross Profit (Loss)
Rental	8,288	9,306	(1,018)	-11%
Rental related services	(45)	157	(202)	-129%
Rental operations	8,243	9,463	(1,220)	-13%
Sales	2,723	2,640	83	3%
Other	509	439	70	16%
Total gross profit	11,475	12,542	(1,067)	-9%
Selling and administrative expenses	5,101	5,448	(347)	-6%
Income from operations	6,374	7,094	(720)	-10%
Interest expense allocation	(581)	(527)	54	10%
Foreign currency exchange loss	(15)	(201)	(186)	-93%
Pre-tax income	$5,778	$6,366	$(588)	-9%
Other Information
Average rental equipment [1]	$251,786	$267,552	$(15,766)	-6%
Average rental equipment on rent	$154,058	$163,222	$(9,164)	-6%
Average monthly total yield [2]	2.70%	2.82%		-4%
Average utilization [3]	61.2%	61.0%		0%
Average monthly rental rate [4]	4.41%	4.62%		-5%
Period end rental equipment [1]	$252,074	$265,927	$(13,853)	-5%
Period end utilization [3]	62.4%	60.5%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended September 30, 2016 decreased $1.1 million, or 9%, to $11.5 million. For the three months ended September 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.2 million, or 10%, and depreciation expense decreased $1.3 million, or 13%, resulting in decreased gross profit on rental revenues of $1.0 million, or 11%, to $8.3 million. As a percentage of rental revenues, depreciation was 42% in 2016 compared to 44% in 2015 and other direct costs were 17% in 2016 and 15% in 2015, which resulted in a gross margin percentage of 41% in 2016 and 2015. The rental revenues decrease was due to 6% lower average rental equipment on rent and 5% lower monthly rental rates in 2016 as compared to 2015.

•

Gross Profit on Sales – Sales revenues decreased $0.6 million, or 11%, to $4.8 million in 2016. Gross profit on sales increased 3% to $2.7 million with gross margin percentage increasing to 57% from 49% in 2015, due to higher gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2016, selling and administrative expenses decreased 6% to $5.1 million, primarily due to lower marketing and administrative costs and corporate allocated expenses.

Adler Tanks

For the three months ended September 30, 2016, Adler Tanks’ total revenues decreased $4.2 million, or 17%, to $20.3 million compared to the same period in 2015, primarily due to lower rental and rental related services. The revenue decrease, together with lower gross margin on rental and rental related services revenues, resulted in a $2.5 million, or 57%, decrease in pre-tax income to $1.9 million for the three months ended September 30, 2016, compared to the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/16 compared to Three Months Ended 9/30/15 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$14,182	$17,429	$(3,247)	-19%
Rental related services	5,770	6,728	(958)	-14%
Rental operations	19,952	24,157	(4,205)	-17%
Sales	358	321	37	12%
Other	37	19	18	95%
Total revenues	20,347	24,497	(4,150)	-17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,971	4,013	(42)	-1%
Rental related services	4,515	5,014	(499)	-10%
Other	2,216	3,099	(883)	-28%
Total direct costs of rental operations	10,702	12,126	(1,424)	-12%
Costs of sales	360	368	(8)	-2%
Total costs of revenues	11,062	12,494	(1,432)	-11%
Gross Profit (Loss)
Rental	7,995	10,317	(2,322)	-23%
Rental related services	1,255	1,714	(459)	-27%
Rental operations	9,250	12,031	(2,781)	-23%
Sales	(2)	(47)	45	-96%
Other	37	19	18	95%
Total gross profit	9,285	12,003	(2,718)	-23%
Selling and administrative expenses	6,631	6,936	(305)	-4%
Income from operations	2,654	5,067	(2,413)	-48%
Interest expense allocation	(768)	(656)	112	17%
Pre-tax income	$1,886	$4,411	$(2,525)	-57%
Other Information
Average rental equipment [1]	$307,621	$305,550	$2,071	1%
Average rental equipment on rent	$151,996	$179,017	$(27,021)	-15%
Average monthly total yield [2]	1.54%	1.90%		-19%
Average utilization [3]	49.4%	58.6%		-16%
Average monthly rental rate [4]	3.11%	3.25%		-4%
Period end rental equipment [1]	$307,007	$306,778	$229	0%
Period end utilization [3]	52.1%	57.0%		-9%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended September 30, 2016 decreased $2.7 million, or 23%, to $9.3 million.  For the three months ended September 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $3.2 million, or 19%, due to 15% lower average rental equipment on rent and 4% lower average rental rates in 2016 compared to 2015. As a percentage of rental revenues, depreciation was 28% and 23% in 2016 and 2015, respectively, and other direct costs were 16% and 18% in 2016 and 2015, respectively, which resulted in gross margin percentages of 56% and 59% in 2016 and 2015, respectively.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $2.3 million, or 23%, to $8.0 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.0 million, or 14%, to $5.8 million compared to 2015. Lower gross margin percentage of 22% in 2016 compared to 26% in 2015 and lower rental related services revenues resulted in rental related services gross profit decreasing 27% to $1.3 million in 2016.

For the three months ended September 30, 2016, selling and administrative decreased 4% to $6.6 million compared to the same period in 2015, primarily due to lower corporate allocated expenses.

Nine Months Ended September 30, 2016 Compared to

Nine Months Ended September 30, 2015

Overview

Consolidated revenues for the nine months ended September 30, 2016 increased 7% to $318.8 million from $299.3 million for the same period in 2015.  Consolidated net income for the nine months ended September 30, 2016 decreased 2% to $28.5 million, from $29.0 million for the same period in 2015. Earnings per diluted share for the nine months ended September 30, 2016 increased 6% to $1.19 from $1.12 for the same period in 2015.

For the nine months ended September 30, 2016, on a consolidated basis:

•

Gross profit increased $4.7 million, or 4%, to $134.8 million in 2016. Mobile Modular’s gross profit increased $11.1 million, or 20%, primarily due to higher gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $2.9 million, or 131%, primarily due to higher sales revenues. TRS-RenTelco’s gross profit decreased $1.3 million, or 4%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues. Adler Tanks’ gross profit decreased $8.0 million, or 22%, primarily due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues.

•	Selling and administrative expenses increased 5% to $78.3 million from $74.7 million for the same period in 2015, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense increased 32% to $9.5 million, due to 9% higher average debt levels of the Company and 22% higher net average interest rates of 3.44% in 2016 compared to 2.82% in 2015.  In March 2016, the Company secured a new line of credit with a syndicate of banks.  This new line of credit replaced the Company’s prior $420.0 million line of credit.  As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the three months ended March 31, 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 51%, 33% and 11%, respectively, compared to 38%, 34% and 29%, respectively, for the comparable 2015 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 5% compared to negative 1% in 2015.

•	Adjusted EBITDA decreased $0.7 million, or 1%, to $120.5 million compared to $121.2 million in 2015.

Mobile Modular

For the nine months ended September 30, 2016, Mobile Modular’s total revenues increased $24.3 million, or 18%, to $158.5 million compared to the same period in 2015, primarily due to higher rental, rental related services and sales revenues during the period. The revenue increase, together with higher gross margin on rental and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a 33% increase in pre-tax income to $23.9 million for the nine months ended September 30, 2016, from $18.0 million for the same period in 2015.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/16 compared to Nine Months Ended 9/30/15 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$96,002	$84,242	$11,760	14%
Rental related services	37,034	33,904	3,130	9%
Rental operations	133,036	118,146	14,890	13%
Sales	25,132	15,630	9,502	61%
Other	284	341	(57)	-17%
Total revenues	158,452	134,117	24,335	18%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,642	14,218	1,424	10%
Rental related services	26,346	24,293	2,053	8%
Other	30,525	27,750	2,775	10%
Total direct costs of rental operations	72,513	66,261	6,252	9%
Costs of sales	18,610	11,593	7,017	61%
Total costs of revenues	91,123	77,854	13,269	17%
Gross Profit
Rental	49,836	42,274	7,562	18%
Rental related services	10,688	9,611	1,077	11%
Rental operations	60,524	51,885	8,639	17%
Sales	6,521	4,037	2,484	62%
Other	284	341	(57)	-17%
Total gross profit	67,329	56,263	11,066	20%
Selling and administrative expenses	38,162	34,436	3,726	11%
Income from operations	29,167	21,827	7,340	34%
Interest expense allocation	(5,264)	(3,790)	1,474	39%
Pre-tax income	$23,903	$18,037	$5,866	33%
Other Information
Average rental equipment [1]	$719,206	$658,404	$60,802	9%
Average rental equipment on rent	$548,628	$495,546	$53,082	11%
Average monthly total yield [2]	1.48%	1.42%		4%
Average utilization [3]	76.3%	75.3%		1%
Average monthly rental rate [4]	1.94%	1.89%		3%
Period end rental equipment [1]	$734,639	$686,582	$48,057	7%
Period end utilization [3]	77.6%	77.9%		0%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2016 increased 20% to $67.3 million from $56.3 million for the same period in 2015.  For the nine months ended September 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues - Rental revenues increased $11.8 million, or 14%, primarily due to 11% higher average rental equipment on rent and 3% higher average monthly rental rates in 2016 as compared to 2015. As a percentage of rental revenues, depreciation was 16% in 2016 compared to 17% in 2015 and other direct costs were 32% in 2016 and 33% in 2015, which resulted in gross margin percentage of 52% in 2016 and 50% in 2015. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $7.6 million, or 18%, to $49.8 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.1 million, or 9%, compared to 2015.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues and higher gross margin percentage of 29% in 2016 compared to 28% in 2015 resulted in rental related services gross profit increasing 11% to $10.7 million from $9.6 million in 2015.

•

Gross Profit on Sales – Sales revenues increased $9.5 million, or 61%, due to higher new and used equipment sales compared to 2015. Higher sales revenues and a comparable gross margin percentage of 26% in 2016 and 2015 resulted in sales gross profit increasing 62% to $6.5 million from $4.0 million in 2015. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2016, selling and administrative expenses increased $3.7 million, or 11%, to $38.2 million from $34.4 million in the same period in 2015, primarily due to increased employee headcount, salaries and benefit cost and higher corporate allocated expenses.

TRS-RenTelco

For the nine months ended September 30, 2016, TRS-RenTelco’s total revenues decreased $3.1 million, or 4%, to $82.2 million compared to the same period in 2015, primarily due to lower rental revenues, partly offset by higher sales revenues. Pre-tax income decreased 3%, to $15.7 million for the nine months ended September 30, 2016 compared to $16.2 million for the same period in 2015, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues and lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/16 compared to Nine Months Ended 9/30/15 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$61,562	$66,612	$(5,050)	-8%
Rental related services	2,156	2,271	(115)	-5%
Rental operations	63,718	68,883	(5,165)	-7%
Sales	17,050	15,173	1,877	12%
Other	1,441	1,212	229	19%
Total revenues	82,209	85,268	(3,059)	-4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	26,939	30,335	(3,396)	-11%
Rental related services	1,965	2,054	(89)	-4%
Other	10,500	10,121	379	4%
Total direct costs of rental operations	39,404	42,510	(3,106)	-7%
Costs of sales	8,772	7,465	1,307	18%
Total costs of revenues	48,176	49,975	(1,799)	-4%
Gross Profit
Rental	24,122	26,156	(2,034)	-8%
Rental related services	191	217	(26)	-12%
Rental operations	24,313	26,373	(2,060)	-8%
Sales	8,279	7,708	571	7%
Other	1,441	1,212	229	19%
Total gross profit	34,033	35,293	(1,260)	-4%
Selling and administrative expenses	16,444	17,059	(615)	-4%
Income from operations	17,589	18,234	(645)	-4%
Interest expense allocation	(1,921)	(1,580)	341	-22%
Foreign currency exchange gain (loss)	59	(454)	513	113%
Pre-tax income	$15,727	$16,200	$(473)	-3%
Other Information
Average rental equipment [1]	$255,896	$266,748	$(10,852)	-4%
Average rental equipment on rent	$153,905	$160,687	$(6,782)	-4%
Average monthly total yield [2]	2.67%	2.77%		-4%
Average utilization [3]	60.1%	60.2%		0%
Average monthly rental rate [4]	4.44%	4.61%		-4%
Period end rental equipment [1]	$252,074	$265,927	$(13,853)	-5%
Period end utilization [3]	62.4%	60.5%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the nine months ended September 30, 2016 decreased 4% to $34.0 million from $35.3 million for the same period in 2015.  For the nine months ended September 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $5.1 million, or 8%, with depreciation expenses decreasing $3.4 million, or 11%, to $26.9 million and other direct costs increasing $0.4 million, or 4%, to $10.5 million, resulting in decreased gross profit on rental revenues of $2.0 million, or 8%, to $24.1 million.  As a percentage of rental revenues, depreciation was 44% and 46% in 2016 and 2015, respectively, and other direct costs were 17% and 15% in 2016 and 2015, respectively, which resulted in a gross margin percentage of 39% in 2016 and 2015. The rental revenues decrease was due to 4% lower average rental equipment on rent and 4% lower average monthly rental rates compared to 2015.

•

Gross Profit on Sales – Sales revenues increased $1.9 million, or 12%, to $17.1 million in 2016, compared to $15.2 million in 2015. Higher sales revenues, partly offset by lower gross margin percentage of 49% in 2016 compared to 51% in 2015, due to lower gross margins on new and used equipment sales, resulted in gross profit on sales increasing 7%, to $8.3 million from $7.7 million in 2015. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2016, selling and administrative expenses decreased 4%, to $16.4 million from $17.1 million in the same period in 2015, primarily due to lower marketing and administrative costs and allocated corporate expenses.

Adler Tanks

For the nine months ended September 30, 2016, Adler Tanks’ total revenues decreased $9.2 million, or 13%, to $62.3 million compared to the same period in 2015, primarily due to lower rental, rental related and sales revenues during the period. The revenue decrease and lower gross margin on rental and rental related services revenues resulted in pre-tax income of $5.1 million for the nine months ended September 30, 2016, a decrease of 63% compared to 2015.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/16 compared to Nine Months Ended 9/30/15 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$43,472	$52,148	$(8,676)	-17%
Rental related services	17,838	18,281	(443)	-2%
Rental operations	61,310	70,429	(9,119)	-13%
Sales	947	1,012	(65)	-6%
Other	92	70	22	31%
Total revenues	62,349	71,511	(9,162)	-13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,009	11,954	55	0%
Rental related services	14,093	14,255	(162)	-1%
Other	6,990	7,598	(608)	-8%
Total direct costs of rental operations	33,092	33,807	(715)	-2%
Costs of sales	895	1,321	(426)	-32%
Total costs of revenues	33,987	35,128	(1,141)	-3%
Gross Profit (Loss)
Rental	24,473	32,596	(8,123)	-25%
Rental related services	3,745	4,026	(281)	-7%
Rental operations	28,218	36,622	(8,404)	-23%
Sales	52	(309)	361	-117%
Other	92	70	22	31%
Total gross profit	28,362	36,383	(8,021)	-22%
Selling and administrative expenses	20,786	20,755	31	0%
Income from operations	7,576	15,628	(8,052)	-52%
Interest expense allocation	(2,487)	(1,953)	534	-27%
Pre-tax income	$5,089	$13,675	$(8,586)	-63%
Other Information
Average rental equipment [1]	$307,669	$302,922	$4,747	2%
Average rental equipment on rent	$153,436	$181,351	$(27,915)	-15%
Average monthly total yield [2]	1.57%	1.91%		-18%
Average utilization [3]	49.9%	59.9%		-17%
Average monthly rental rate [4]	3.15%	3.19%		-1%
Period end rental equipment [1]	$307,007	$306,778	$229	0%
Period end utilization [3]	52.1%	57.0%		-9%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the nine months ended September 30, 2016 decreased 22% to $28.4 million from $36.4 million for the same period in 2015.  For the nine months ended September 30, 2016 compared to the same period in 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $8.7 million, or 17%, primarily due to 15% lower average rental equipment on rent and 1% lower average monthly rental rates in 2016 as compared to 2015. As a percentage of rental revenues, depreciation was 28% and 23% in 2016 and 2015, respectively, and other direct costs were 16% and 15%, respectively, in 2016 and 2015, which resulted in gross margin percentages of 56% and 63% in 2016 and 2015, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $8.1 million, or 25%, to $24.5 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.4 million, or 2%, compared to 2015. The lower revenues and lower gross margin percentage of 21% in 2016 compared to 22% in 2015, resulted in rental related services gross profit decreasing $0.3 million, or 7%, to $3.7 million from $4.0 million in 2015.

For the nine months ended September 30, 2016, selling and administrative expenses were flat at $20.8 million compared to the same period in 2015.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2016 compared to the same period in 2015 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $106.2 million in 2016 compared to $100.6 million in 2015.  The 6% increase in net cash provided by operating activities was primarily attributable to an income tax refund received and increased deferred income taxes, partly offset by a lower decrease in prepaid expenses and other assets and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $50.3 million in 2016, compared to $93.2 million in 2015. The $42.9 million decrease was primarily due to $40.5 million lower purchases of rental equipment of $64.3 million in 2016 and $4.4 million higher proceeds from sale of used rental equipment, partly offset by $2.0 million higher purchases of property, plant and equipment in 2016.

Cash Flows from Financing Activities: Net cash used in financing activities was $55.9 million in 2016, compared to $7.8 million in 2015.  The $48.1 million increase was primarily due to $95.7 million lower net borrowings on bank lines of credit and $48.8 million higher repurchase of the Company’s common stock in 2015 compared to 2016.

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

At September 30, 2016, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $205.4 million was outstanding, and had capacity to borrow up to an additional $226.6 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2016, the actual ratio was 3.75 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2016, the actual ratio was 2.11 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2016, such sum was $311.5 million and the actual Tangible Net Worth of the Company was $354.0 million.

At September 30, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At September 30, 2016, the principal balance outstanding under the Series A Senior Notes was $40.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At September 30, 2016, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2016, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2016, the actual ratio was 3.75 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2016, the actual ratio was 2.11 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At September 30, 2016, such sum was $311.5 million and the actual Tangible Net Worth of the Company was $354.0 million.

At September 30, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any share authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases of common stock during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company repurchased 1,856,289 shares of common stock for an aggregate repurchase price of $48.8 million, or an average price of $26.28 per share. As of September 30, 2016, 1,592,026 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2015 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2015 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of members of the Company’s Interim Office of the Chief Executive Officer (the “Office of the CEO”) and Chief Financial Officer (the “CFO”), the Office of the CEO and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Office of the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

.

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

Our President and Chief Executive Officer has taken a medical leave of absence, and we do not know the course and timing of his recovery.

Dennis C. Kakures, our President and CEO, has taken a medical leave of absence due to a stroke.  In the interim, the board of directors established an Interim Office of the Chief Executive Officer (the “CEO Office”), which reports to the full board and is comprised of Chairman of the board, Ronald Zech; directors, Robert C. Hood and Elizabeth A. Fetter; Chief Operating Officer, Joseph F. Hanna; and Chief Financial Officer, Keith E. Pratt.  We do not know the course and timing of Mr. Kakures’ recovery.  His leave of absence could disrupt our business and cause volatility in our stock price.

Our ability to retain our executive management and to recruit, retain and motivate key employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs.  Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel.

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

At September 30, 2016, we had $36.6 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.1 million per year for each 1% increase in the average interest rate we pay based on the $205.4 million balance of variable rate debt outstanding at September 30, 2016.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of September 30, 2016, 52% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The majority of our rental equipment portfolio is comprised of general purpose test and measurement instruments purchased from leading manufacturers such as Keysight Technologies (formerly Agilent Technologies) and Tektronix, a division of Fortive Corporation.  We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business and reputation may be materially and adversely affected.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and nine months ended September 30, 2016, oil and gas exploration and production accounted for approximately 9% and 10%, respectively of Adler Tanks’ rental revenues, and approximately 1% and 2%, respectively of the Company’s total revenues. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2016	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Senior Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer