Form 10-K
period 2016-12-31
MCGRATH RENTCORP
filed 2017-02-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2016):  $710,906,155.

As of February 27, 2017, 23,947,737 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2017 Annual Meeting of Shareholders to be held on June 7, 2017 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2016, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 88

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

The Company is a diversified business to business rental company with four rental divisions: relocatable modular buildings, portable storage containers, electronic test equipment, and liquid and solid containment tanks and boxes.  Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company reports its divisions in four business segments: (1) modular building and portable storage segment (“Mobile Modular”); (2) electronic test equipment segment (“TRS-RenTelco”); (3) a wholly-owned subsidiary providing containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) a wholly-owned subsidiary classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).  The Mobile Modular business segment includes the Mobile Modular Portable Storage division, which represented approximately 7% of the Company’s 2016 total revenues.

No single customer accounted for more than 10% of total revenues during 2016, 2015 and 2014.  Revenue from foreign country customers accounted for 5% of the Company’s revenues for the same periods, respectively.

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

•

We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental inventory. For modulars the original investment is recovered in approximately six years, in approximately three years for electronic test equipment and in approximately five years for liquid and solid containment tanks and boxes.

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

Employees

As of December 31, 2016, the Company had 1,071 employees, of whom 85 were primarily administrative and executive personnel, with 589, 186, 144 and 67 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.   During 2016, Mobile Modular purchased 47% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, and Florida, serving large geographic areas in these states, and sales offices serving North Carolina, Georgia, Maryland, Virginia and Washington, D.C. The California, Texas and Florida regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity.  The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost.  When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment.  Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age.  Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 13 years old with sale proceeds above its net book value.

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

Expertise – The Company believes that over the more than 35 years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors.  Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units.  Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service.  Mobile Modular has expertise in project management and complex applications.

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

At December 31, 2016, Mobile Modular owned 50,577 new or previously rented modulars and portable storage containers with an aggregate cost of $769.2 million including accessories, or an average cost per unit of $15,208.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2016, fleet utilization was 77.3% and average fleet utilization during 2016 was 76.6%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 7% of the Company’s 2016 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2016 Mobile Modular’s largest sale represented approximately 7% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2016	2015	2014	2013	2012
Modular Rental Revenues (Mobile Modular)	34%	33%	32%	37%	40%
Modular Sales Revenues (Mobile Modular & Enviroplex)	67%	43%	49%	36%	52%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	43%	35%	37%	36%	44%
Consolidated Rental and Sales Revenues [1]	23%	16%	16%	14%	16%
1.	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

School Facility Funding

Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, operating budgets, developer fees, various taxes including parcel and sales taxes levied to support school operating budgets, and lottery funds. In November 2016, California voters approved a $9 billion statewide education facility bond and $22.9 billion in local facility bond measures. There is no certainty on the timing of the sale of the state bonds and it could take additional years before these projects generate meaningful demand for relocatable classrooms. California’s operating budgets are also in much better condition due to 2012 tax increases on higher income earners that were allocated to education funding.  In November 2016, California voters approved an extension of this tax increase for the next 12 years.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from three facilities located in Grapevine, Texas (the “Dallas facility”), Dollard-des-Ormeaux, Canada (the “Montreal facility”) and Bangalore, Karnataka, India (the “Bangalore facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. The Bangalore facility houses sales engineers and operations staff to serve the Indian market. As of December 31, 2016, the original cost of electronic test equipment inventory was comprised of 70% general purpose electronic test equipment and 30% communications electronic test equipment.

Engineers, technicians and scientists utilize general purpose electronic test equipment in developing products, controlling manufacturing processes, completing field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Keysight Technologies (formerly Agilent Technologies) and Tektronix, a division of Fortive Corporation, have manufactured the majority of TRS-RenTelco’s general purpose electronic test equipment with the remainder acquired from over 60 other manufacturers.

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

TRS-RenTelco markets its electronic test equipment throughout the United States, Canada, India, and, to a limited extent, other countries. TRS-RenTelco attracts customers through its outside sales force, website at www.TRSRenTelco.com, telemarketing program, trade show participation, paid internet search and electronic mail campaigns. A key part of the sales process is TRS-RenTelco’s knowledgeable inside sales engineering team that effectively matches test equipment solutions to meet specific customer’s requirements.

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

At December 31, 2016, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $246.3 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 61.0% as of December 31, 2016 and averaged 60.6% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 17% to 24% of total annual gross profit for our electronics division. For 2016, gross profit on equipment sales was approximately 24% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2016, approximately 20% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2016 represented approximately 4% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 50.7% at December 31, 2016 and averaged 50.1% during the year.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$130,496	$115,986	$96,457	$82,503	$79,518
Rental related services	49,206	45,616	35,263	28,891	25,775
Total Modular rental operations	179,702	161,602	131,720	111,394	105,293
Sales — Mobile Modular	29,393	22,248	29,394	20,831	14,026
Sales — Enviroplex	22,121	10,612	17,457	17,855	23,823
Total Modular sales	51,514	32,860	46,851	38,686	37,849
Other	417	434	461	436	448
Total Modular revenues	$231,633	$194,896	$179,032	$150,516	$143,590
Percentage of rental revenues	48.1%	42.4%	35.8%	32.2%	32.0%
Percentage of total revenues	54.6%	48.2%	43.9%	39.7%	39.4%
Rental equipment, at cost (year-end)	$769,190	$736,875	$664,340	$592,391	$551,101
Rental equipment, net book value (year-end)	$544,421	$529,483	$473,960	$415,366	$384,813
Number of units (year-end)	50,577	47,995	43,792	39,577	36,961
Utilization (year-end) [1]	77.3%	76.9%	75.0%	70.7%	66.7%
Average utilization [1]	76.6%	75.8%	72.3%	68.3%	66.4%
Average rental equipment, at cost [2]	$724,333	$667,953	$597,904	$546,540	$524,084
Annual yield on average rental equipment, at cost [4]	18.0%	17.4%	16.1%	15.1%	15.2%
Gross margin on rental revenues	54.5%	51.3%	47.2%	44.7%	52.6%
Gross margin on sales	29.0%	26.5%	27.1%	23.8%	17.1%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$82,307	$89,208	$99,020	$102,101	$101,645
Rental related services	2,846	3,055	3,331	3,095	3,673
Total Electronics rental operations	85,153	92,263	102,351	105,196	105,318
Sales	21,582	21,137	24,323	28,277	26,192
Other	1,882	1,617	1,628	1,580	1,628
Total Electronics revenues	$108,617	$115,017	$128,302	$135,053	$133,138
Percentage of rental revenues	30.3%	32.6%	36.7%	40.0%	40.9%
Percentage of total revenues	25.6%	28.4%	31.4%	35.6%	36.6%
Rental equipment, at cost (year-end)	$246,325	$262,945	$261,995	$267,772	$266,934
Rental equipment, net book value (year-end)	$90,172	$102,191	$105,729	$109,988	$107,999
Utilization (year-end) [1]	61.0%	58.7%	59.8%	58.2%	64.1%
Average utilization [1]	60.6%	60.5%	60.4%	62.7%	65.8%
Average rental equipment, at cost [3]	$254,019	$265,832	$262,968	$266,444	$266,912
Annual yield on average rental equipment, at cost [4]	32.4%	33.6%	37.7%	38.3%	38.1%
Gross margin on rental revenues	39.8%	39.9%	46.4%	48.2%	48.9%
Gross margin on sales	50.9%	48.6%	49.7%	43.6%	40.3%

(dollar amounts in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$58,585	$68,502	$74,098	$71,162	$67,281
Rental related services	23,807	24,643	25,538	21,162	17,472
Total Tanks and Boxes rental operations	82,392	93,145	99,636	92,324	84,753
Sales	1,314	1,388	1,074	1,480	2,403
Other	124	98	78	136	155
Total Tanks and Boxes revenues	$83,830	$94,631	$100,788	$93,940	$87,311
Percentage of rental revenues	21.6%	25.0%	27.5%	27.8%	27.1%
Percentage of total revenues	19.8%	23.4%	24.7%	24.7%	24.0%
Rental equipment, at cost (year-end)	$308,542	$310,263	$303,303	$284,005	$254,810
Rental equipment, net book value (year-end)	$221,778	$237,927	$246,061	$241,656	$226,041
Utilization (year-end) [1]	50.7%	49.7%	63.9%	57.7%	67.5%
Average utilization [1]	50.1%	58.3%	62.9%	64.2%	71.5%
Average rental equipment, at cost [2]	$307,416	$304,001	$289,928	$264,189	$223,673
Annual yield on average rental equipment, at cost [4]	19.1%	22.5%	25.6%	26.9%	30.1%
Gross margin on rental revenues	55.5%	61.9%	65.4%	65.3%	70.7%
Gross margin on sales	(2.1)%	(25.1)%	2.0%	(11.7)%	10.2%

Total revenues	$424,080	$404,544	$408,122	$379,509	$364,039
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

As recently announced, Dennis C. Kakures, our President and CEO, took early retirement from the company, effective February 17, 2017, and Joseph F. Hanna, our Chief Operating Officer, was appointed President and CEO, effective February 23, 2017.  Our future performance will depend, in part, on the successful transition of Mr. Hanna as our new Chief Executive Officer. Such leadership transition can be inherently difficult to manage, and an inadequate transition may cause disruption to our business.  If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, suppliers, shareholders and other stockholders and could have an adverse impact on our business.

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

At December 31, 2016, we had $36.4 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay based on the $186.4 million balance of variable rate debt outstanding at December 31, 2016.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2016 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable.  If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As of December 31, 2016, 52% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2016, Mobile Modular purchased 47% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and twelve months ended December 31, 2016, oil and gas exploration and production accounted for approximately 8% and 10%, respectively of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues for the same periods. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. The recent steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2016.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California [1]	—	26,160	—	26,160
Mobile Modular				—
Livermore, California [1,2,5]	137.2	7,680	53,440	61,120
Mira Loma, California [5]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida [5]	122.5	8,400	95,902	104,302
Charlotte, North Carolina (two facilities) [6]	8.5	7,811	—	7,811
Lexington, North Carolina [7]	5.0	—	—	—
Riverside, California [3]	16.6
San Diego, California [4]	2.5	—	—	—
Grand Prairie, Texas [5]	29.0	—	—	—
San Antonio, Texas [5]	35.0	—	—	—
Round Rock, Texas	5.0	3,600	—	3,600
TRS-RenTelco				—
Grapevine, Texas [8]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec [7]	—	12,500	—	12,500
Bangalore, Karnataka [9]	—	3,895	—	3,895
Adler Tanks				—
South Plainfield, New Jersey	20.9	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Mokena, Illinois	21.3	13,800	—	13,800
Wayland, Michigan	10.0	3,000	12,912	15,912
Ellsworth, Wisconsin	11.3	—	11,230	11,230
Enviroplex				—
Stockton, California	8.9	2,091	105,985	108,076
	577.8	151,708	437,989	589,697
1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices, modulars and Adler Tanks branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through February 2019.
3	This facility is leased on a month to month basis.

4	This facility is leased through August 2018.
5	Adler Tanks also operates out of this facility.
6	These facilities are leased through July and September 2019.
7	This facility is leased through December 2020.
8	This facility is leased through November 2018.
9	This facility is leased through May 15, 2018.
ITEM 3.	LEGAL PROCEEDINGS.

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

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity

	2016				2015
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$39.86	$33.35	$31.06	$26.73	$31.57	$30.66	$35.00	$36.18
Low	$29.27	$29.85	$22.40	$21.46	$25.12	$23.48	$30.10	$29.98
Close	$39.19	$31.71	$30.59	$25.08	$25.19	$26.69	$30.43	$32.91
Dividends Declared	$0.255	$0.255	$0.255	$0.255	$0.250	$0.250	$0.250	$0.250

As of February 27, 2017, the Company's common stock was held by approximately 50 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Dividends

The Company has declared a quarterly dividend on its common stock every quarter since 1990.  The total amount of cash dividends paid by the Company in 2015 and 2016 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity and Capital Resources.”  Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

Stock Repurchase Plan

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2016.  As of December 31 2016, 1,592,026 shares remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2016 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Selected Consolidated Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Operations Data
Revenues
Rental	$271,388	$273,696	$269,575	$255,766	$248,444
Rental related services	75,859	73,314	64,132	53,148	46,920
Rental operations	347,247	347,010	333,707	308,914	295,364
Sales	74,410	55,385	72,248	68,443	66,444
Other	2,423	2,149	2,167	2,152	2,231
Total revenues	424,080	404,544	408,122	379,509	364,039
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	72,197	75,213	72,678	68,208	63,819
Rental related services	56,374	54,719	48,849	40,189	37,207
Other	62,800	60,936	56,946	55,017	45,581
Total direct costs of rental operations	191,371	190,868	178,473	163,414	146,607
Costs of sales	48,542	36,769	47,430	47,080	49,173
Total costs of revenues	239,913	227,637	225,903	210,494	195,780
Gross profit	184,167	176,907	182,219	169,015	168,259
Selling and administrative expenses	104,908	99,950	96,859	88,765	86,278
Income from operations	79,259	76,957	85,360	80,250	81,981
Other income (expense):
Interest expense	(12,207)	(10,092)	(9,280)	(8,687)	(9,149)
Gain on sale of property, plant and equipment	—	—	812	—	—
Foreign currency exchange gain (loss)	(121)	(488)	(331)	(189)	35
Income before provision for income taxes	66,931	66,377	76,561	71,374	72,867
Provision for income taxes	28,680	25,907	30,852	27,977	28,090
Net income	$38,251	$40,470	$45,709	$43,397	$44,777
Earnings per share:
Basic	$1.60	$1.60	$1.77	$1.71	$1.80
Diluted	$1.60	$1.59	$1.75	$1.67	$1.78
Shares used in per share calculations:
Basic	23,900	25,369	25,914	25,433	24,759
Diluted	23,976	25,457	26,175	25,926	25,156
Balance Sheet Data (at period end)
Rental equipment, at cost	$1,324,057	$1,310,083	$1,229,638	$1,144,168	$1,072,845
Rental equipment, net	$856,371	$869,601	$825,750	$767,010	$718,853
Total assets	$1,128,276	$1,152,709	$1,116,407	$1,027,611	$972,446
Notes payable	$326,266	$381,281	$322,338	$289,836	$301,794
Shareholders' equity	$394,287	$379,687	$424,531	$401,030	$364,738
Shares issued and outstanding	23,948	23,851	26,051	25,757	24,931
Book value per share	$16.46	$15.92	$16.30	$15.57	$14.63
Total liabilities to equity	1.86	2.04	1.63	1.56	1.67
Debt (notes payable) to equity	0.83	1.00	0.76	0.72	0.83
Return on average equity	9.8%	9.8%	11.1%	11.3%	12.7%
Cash dividends declared per common share	$1.02	$1.00	$0.98	$0.96	$0.94

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$38,251	$40,470	$45,709	$43,397	$44,777
Provision for income taxes	28,680	25,907	30,852	27,977	28,090
Interest expense	12,207	10,092	9,280	8,687	9,149
Depreciation and amortization	81,179	84,280	81,125	76,849	72,476
EBITDA	160,317	160,749	166,966	156,910	154,492
Share-based compensation	3,091	3,399	3,854	3,680	3,840
Adjusted EBITDA [1]	$163,408	$164,148	$170,820	$160,590	$158,332
Adjusted EBITDA margin [2]	39%	41%	42%	42%	43%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
Adjusted EBITDA [1]	$163,408	$164,148	$170,820	$160,590	$158,332
Interest paid	(12,436)	(10,041)	(9,074)	(8,813)	(9,107)
Net income taxes (paid) refunds received	(15,555)	(2,498)	(22,275)	(11,074)	(5,842)
Gain on sale of used rental equipment	(13,739)	(11,902)	(15,368)	(13,091)	(12,389)
Gain on sale of property, plant and equipment	—	—	(812)	—	—
Foreign currency exchange (gain) loss	121	488	331	189	(35)
Amortization of debt issuance cost	51	52	14	14	14
Change in certain assets and liabilities:
Accounts receivable, net	(1,860)	5,777	(13,782)	4,606	(415)
Income taxes receivable	11,000	(11,000)	—	—	—
Prepaid expenses and other assets	3,219	12,910	(13,528)	(8,279)	(2,351)
Accounts payable and other liabilities	6,341	(10,531)	21,524	12,422	(3,683)
Deferred income	1,211	7,149	5,136	(2,921)	1,857
Net cash provided by operating activities	$141,761	$144,552	$122,986	$133,643	$126,381

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2016, the actual ratio was 3.74 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2016, the actual ratio was 2.00 to 1.

At December 31, 2016, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2016, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 53%, 32%, 10% and 5%, respectively, of the Company’s income before provision for taxes (the equivalent of “pretax income”), compared to 41%, 33%, 26% and 0%, respectively, for 2015. Although managed as a separate business segment, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 82% of the Company’s total revenues in 2016 and 83% for the three years ended December 31, 2016.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 46%, 27% and 27%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 18% of the Company’s consolidated revenues in 2016 and 16% for the three years ended December 31, 2016. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 63%, 35% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 23%, 16% and 16% of the Company’s consolidated rental and sales revenues for 2016, 2015 and 2014, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2017, the Company announced that its board of directors declared a cash dividend of $0.26 per common share for the quarter ending March 31, 2017, an increase of 2% over the prior year’s comparable quarter.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India will begin in 2017.  As a result, the Company recorded a $0.7 million valuation allowance against deferred tax assets that resulted primarily from the accumulation of net operating loss carry forwards generated in India. Management estimated that the benefit of the deferred tax assets will not be realized.  The $0.7 million valuation allowance increased the Company’s provision for income taxes and reduced earnings per diluted share by approximately $0.03.  The Company does not believe the exit of operations in India will have a significant impact on its consolidated financial statements.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2016 over	2015 over
	2016–2014	2016	2015	2014	2015	2014
Revenues
Rental	66%	64%	68%	66%	(1)%	2%
Rental related services	17	18	18	16	3	14
Rental operations	83	82	86	82	—	4
Sales	16	18	14	18	34	(23)
Other	1	—	—	0	13	(1)
Total revenues	100	100	100	100	5	(1)
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	18	17	19	18	(4)	3
Rental related services	13	13	14	12	3	12
Other	14	15	14	14	3	7
Total direct costs of rental operations	45	45	47	44	—	7
Cost of sales	11	12	9	11	32	(22)
Total costs	56	57	56	55	5	1
Gross profit	44	43	44	45	4	(3)
Selling and administrative expenses	24	24	25	24	5	3
Income from operations	20	19	19	21	3	(10)
Other income (expense):
Interest expense	3	3	3	2	21	9
Gain on sale of property, plant and Equipment	—	—	—	—	nm	nm
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before provision for income taxes	17	16	16	19	1	(13)
Provision for income taxes	7	7	6	8	11	(16)
Net income	10%	9%	10%	11%	(5)%	(11)%

nm = not meaningful

Twelve Months Ended December 31, 2016 Compared to

Twelve Months Ended December 31, 2015

Overview

Consolidated revenues in 2016 increased 5%, to $424.1 million from $404.5 million in 2015.  Consolidated net income in 2016 decreased to $38.3 million, or $1.60 per diluted share in 2016 compared to $40.5 million, or $1.59 per diluted share, in 2015.  The Company’s year over year total revenue increase was primarily due to higher sales and rental related services revenues, partly offset by lower rental revenues as more fully described below.

For 2016 compared to 2015, on a consolidated basis,

•

Gross profit increased $7.3 million, or 4%, to $184.2 million. Mobile Modular’s gross profit increased $15.0 million, or 19%, due to higher gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $4.2 million primarily due to higher sales revenues. TRS-RenTelco’s gross profit decreased $2.0 million, or 4%, due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues. Adler Tanks’ gross profit decreased $10.0 million, or 21%, due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues.

•	Selling and administrative expenses increased $5.0 million, or 5%, to $104.9 million, primarily due to increased employee headcount, salaries and employee benefit costs.
•	Interest expense increased $2.1 million, or 21%, to $12.2 million, primarily due to 18% higher net average interest rate and 2% higher average debt levels of the Company.
•

Pretax income contribution was 53%, 32% and 10% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2016, compared to 41%, 33% and 26%, respectively, in 2015. These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 5% and 0% in 2016 and 2015, respectively.

•

Provision for income taxes resulted in an effective tax rate of 42.9% in 2016, compared with 39.0% in 2015, which increased the provision for income taxes in 2016 by $2.6 million and reduced earnings per diluted share by approximately $0.11 compared to 2015.  The increased effective tax rate in 2016 was primarily a result of a change in business mix by state and the decision to discontinue TRS-RenTelco’s branch operations in India.  Higher business levels in states with higher tax rates, in particular growth in California, and the resulting re-pricing of deferred tax liabilities increased the provision for income taxes in 2016 by $1.6 million.  The decision to exit the Bangalore, India branch operations increased the provision for income taxes by $0.7 million as a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India as of December 31, 2016 that management estimated the benefit of which will not be realized.

•

Adjusted EBITDA decreased $0.7 million, or less than 1%, to $163.4 million compared to $164.1 million in 2015.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 31.

Mobile Modular

For 2016, Mobile Modular’s total revenues increased $25.2 million, or 14%, to $209.5 million compared to 2015, primarily due to higher rental, sales and rental related services revenues.  The revenue increase together with higher gross margin on rental revenues, partly offset by higher selling and administrative expenses and higher interest expense, resulted in an increase in pre-tax income of $8.7 million, or 32%, to $35.6 million in 2016.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected information.

Mobile Modular – 2016 compared to 2015

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$130,496	$115,986	$14,510	13%
Rental related services	49,206	45,616	3,590	8%
Rental operations	179,702	161,602	18,100	11%
Sales	29,393	22,248	7,145	32%
Other	417	434	(17)	(4)%
Total revenues	209,512	184,284	25,228	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,001	19,246	1,755	9%
Rental related services	34,722	32,576	2,146	7%
Other	38,353	37,233	1,120	3%
Total direct costs of rental operations	94,076	89,055	5,021	6%
Costs of sales	21,620	16,458	5,162	31%
Total costs of revenues	115,696	105,513	10,183	10%
Gross Profit
Rental	71,143	59,507	11,636	20%
Rental related services	14,484	13,040	1,444	11%
Rental operations	85,627	72,547	13,080	18%
Sales	7,772	5,790	1,982	34%
Other	417	434	(17)	(4)%
Total gross profit	93,816	78,771	15,045	19%
Selling and administrative expenses	51,432	46,496	4,936	11%
Income from operations	42,384	32,275	10,109	31%
Interest expense allocation	(6,804)	(5,363)	1,441	27%
Pre-tax income	$35,580	$26,912	$8,668	32%
Other Selected Information
Average rental equipment [1]	$724,333	$667,953	$56,380	8%
Average rental equipment on rent [1]	$554,485	$506,062	$48,423	10%
Average monthly total yield [2]	1.50%	1.45%		3%
Average utilization [3]	76.6%	75.8%		1%
Average monthly rental rate [4]	1.96%	1.91%		3%
Period end rental equipment [1]	$744,099	$706,155	$37,944	5%
Period end utilization [3]	77.3%	76.9%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Mobile Modular’s gross profit for 2016 increased 19% to $93.8 million from $78.8 million in 2015.  For the year ended December 31, 2016 compared to the year ended December 31, 2015:

•

Gross Profit on Rental Revenues – Rental revenues increased $14.5 million, or 13%, compared to 2015, due to 10% higher average rental equipment on rent and 3% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 16% in 2016 compared to 17% in 2015 and other direct costs were 29% in 2016 and 32% in 2015, which resulted in gross margin percentage of 55% in 2016 compared to 51% in 2015. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing 20%, to $71.1 million from $59.5 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.6 million, or 8%, compared to 2015.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, and higher delivery and return delivery at Mobile Modular Portable Storage.  The higher revenues and comparable gross margin percentage of 29% in 2016 and 2015 resulted in rental related services gross profit increasing 11%, to $14.5 million from $13.0 million in 2015.

•

Gross Profit on Sales – Sales revenues increased $7.1 million, or 32%, compared to 2015. Gross profit on sales increased $2.0 million, or 34%, due to higher new and used equipment sales revenues and comparable gross margins of 26% in 2016 compared to 2015.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2016, Mobile Modular’s selling and administrative expenses increased $4.9 million, or 11%, to $51.4 million from $46.5 million in 2015, primarily due to increased employee headcount, salaries and benefit costs, marketing and administrative costs and higher corporate allocated expenses.

TRS-RenTelco

For 2016, TRS-RenTelco’s total revenues decreased $6.4 million, or 6%, to $108.6 million compared to 2015, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues.  Pre-tax income decreased $0.9 million, or 4%, to $21.3 million for 2016, primarily due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales and lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pretax income, and other selected information.

TRS-RenTelco – 2016 compared to 2015

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$82,307	$89,208	$(6,901)	(8)%
Rental related services	2,846	3,055	(209)	(7)%
Rental operations	85,153	92,263	(7,110)	(8)%
Sales	21,582	21,137	445	2%
Other	1,882	1,617	265	16%
Total revenues	108,617	115,017	(6,400)	(6)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	35,256	39,974	(4,718)	(12)%
Rental related services	2,640	2,722	(82)	(3)%
Other	14,320	13,619	701	5%
Total direct costs of rental operations	52,216	56,315	(4,099)	(7)%
Costs of sales	10,604	10,866	(262)	(2)%
Total costs of revenues	62,820	67,181	(4,361)	(6)%
Gross Profit
Rental	32,730	35,615	(2,885)	(8)%
Rental related services	206	333	(127)	(38)%
Rental operations	32,936	35,948	(3,012)	(8)%
Sales	10,979	10,271	708	7%
Other	1,882	1,617	265	16%
Total gross profit	45,797	47,836	(2,039)	(4)%
Selling and administrative expenses	21,896	22,930	(1,034)	(5)%
Income from operations	23,901	24,906	(1,005)	(4)%
Interest expense allocation	(2,465)	(2,194)	271	12%
Foreign currency exchange loss	(121)	(488)	(367)	(75)%
Pre-tax income	$21,315	$22,224	$(909)	(4)%
Other Selected Information
Average rental equipment [1]	$254,019	$265,832	$(11,813)	(4)%
Average rental equipment on rent [1]	$153,985	$160,833	$(6,848)	(4)%
Average monthly total yield [2]	2.70%	2.80%		(4)%
Average utilization [3]	60.6%	60.5%		0%
Average monthly rental rate [4]	4.45%	4.62%		(4)%
Period end rental equipment [1]	$245,700	$261,996	$(16,296)	(6)%
Period end utilization [3]	61.0%	58.7%		4%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

TRS-RenTelco’s gross profit for 2016 decreased 4% to $45.8 million from $47.8 million in 2015.  For the year ended December 31, 2016 compared to the year ended December 31, 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $6.9 million, or 8%, to $82.3 million with depreciation expense decreasing $4.7 million, or 12%, and other direct costs increasing $0.7 million, or 5%, resulting in a decrease in gross profit on rental revenues of $2.9 million, or 8%, to $32.7 million in 2016. As a percentage of rental revenues, depreciation was 43% in 2016 compared to 45% in 2015 and other direct costs was 17% in 2016 compared to 15% in 2015, which resulted in gross margin percentage of 39% in 2016 compared to 40% in 2015.  The rental revenues decrease was due to 4% lower average monthly rental rates and 4% lower average rental equipment on rent.

•

Gross Profit on Sales – Sales revenues increased $0.4 million, or 2%, compared to 2015. The sales revenue increase together with higher gross margin percentage of 51% in 2016, compared to 49% in 2015, primarily due to higher gross margin on used equipment sales, resulted in gross profit on sales increasing 7%, to $11.0 million from $10.3 million in 2015. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2016, TRS-RenTelco’s selling and administrative expenses decreased $1.0 million, or 5%, to $21.9 million from $22.9 million in 2015, primarily due to lower marketing and administrative costs and allocated corporate expenses.

Adler Tanks

For 2016, Adler Tanks’ total revenues decreased $10.8 million, or 11%, to $83.8 million compared to 2015, primarily due to lower rental and rental related services revenues during 2016. The revenue decrease together with lower gross margin on rental and rental related services revenues, higher selling and administrative expenses and higher interest expense resulted in a pre-tax income decrease of $10.6 million, or 62%, to $6.6 million for the year ended December 31, 2016.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2016 compared to 2015

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$58,585	$68,502	$(9,917)	(14)%
Rental related services	23,807	24,643	(836)	(3)%
Rental operations	82,392	93,145	(10,753)	(12)%
Sales	1,314	1,388	(74)	(5)%
Other	124	98	26	27%
Total revenues	83,830	94,631	(10,801)	(11)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,940	15,993	(53)	0%
Rental related services	19,012	19,421	(409)	(2)%
Other	10,127	10,084	43	0%
Total direct costs of rental operations	45,079	45,498	(419)	(1)%
Costs of sales	1,342	1,736	(394)	(23)%
Total costs of revenues	46,421	47,234	(813)	(2)%
Gross Profit (Loss)
Rental	32,518	42,425	(9,907)	(23)%
Rental related services	4,795	5,222	(427)	(8)%
Rental operations	37,313	47,647	(10,334)	(22)%
Sales	(28)	(348)	320	92%
Other	124	98	26	27%
Total gross profit	37,409	47,397	(9,988)	(21)%
Selling and administrative expenses	27,610	27,494	116	0%
Income from operations	9,799	19,903	(10,104)	(51)%
Interest expense allocation	(3,200)	(2,729)	471	17%
Pre-tax income	$6,599	$17,174	$(10,575)	(62)%
Other Selected Information
Average rental equipment [1]	$307,416	$304,001	$3,415	1%
Average rental equipment on rent [1]	$154,165	$177,117	$(22,952)	(13)%
Average monthly total yield [2]	1.59%	1.88%		(15)%
Average utilization [3]	50.1%	58.3%		(14)%
Average monthly rental rate [4]	3.17%	3.22%		(2)%
Period end rental equipment [1]	$306,701	$307,614	$(913)	0%
Period end utilization [3]	50.7%	49.7%		2%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
3	Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of the rental equipment.

4	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent for the period.

Adler Tanks’ gross profit for 2016 decreased $10.0 million to $37.4 million from $47.4 million for the same period in 2015.  For the year ended December 31, 2016 compared to year ended December 31, 2015:

•

Gross Profit on Rental Revenues – Rental revenues decreased $9.9 million, or 14%, due to 13% lower average rental equipment on rent and 2% lower average rental rates in 2016 as compared to 2015.  As a percentage of rental revenues, depreciation was 27% and 23% in 2016 and 2015, respectively, and other direct costs were 17% in 2016 and 15% in 2015, which resulted in gross margin percentages of 56% in 2016 compared to 62% in 2015.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $9.9 million, or 23%, to $32.5 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.8 million, or 3%, compared to 2015. The lower gross margin percentage of 20% in 2016 compared to 21% in 2015 and lower revenues, resulted in rental related services gross profit decreasing $0.4 million, or 8%, to $4.8 million from $5.2 million in 2015.

For 2016, Adler Tanks’ selling and administrative expenses increased $0.1 million, to $27.6 million from $27.5 million in the same period in 2015, primarily due to increased employee headcount, salaries and benefit costs, partly offset by lower corporate allocated expenses.

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

•

Adjusted EBITDA decreased $6.7 million, or 4%, to $164.1 million compared to $170.8 million in 2014.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 31.

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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2016 as compared to 2015 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $141.8 million for 2016 as compared to $144.6 million in 2015.  The 2% decrease in net cash provided by operating activities was primarily attributable to a lower decrease in prepaid expenses and other assets, partly offset by an income tax refund received and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $60.2 million for 2016 as compared to $114.1 million in 2015.  The $53.9 million decrease in net cash used in investing activities was primarily due to $51.7 million lower purchases of rental equipment of $79.0 million in 2016, compared to $131.0 million in 2015, partly offset by higher proceeds from sale of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $81.7 million in 2016 as compared $30.4 million in 2015. The $51.4 million increase was primarily due to $54.0 million lower net borrowings under the Company’s bank lines of credit and $60.0 million lower borrowings under the Company’s Senior Notes, partly offset by $64.0 million lower repurchase of the Company’s common stock.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2016	2015	2014	Totals
Cash provided by operating activities	$141,761	$144,552	$122,986	$409,299
Proceeds from the sale of used rental equipment	29,406	26,214	32,556	88,176
Cash available for purchase of rental equipment	171,167	170,766	155,542	497,475
Purchases of rental equipment	(79,038)	(131,037)	(152,197)	(362,272)
Cash available for other uses	$92,129	$39,729	$3,345	$135,203

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $10.5 million in 2016, $9.3 million in 2015 and $12.7 million in 2014, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $24.4 million, $25.8 million and $25.6 million in the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors.  Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2016 and 2014.  As of February 27, 2017, 1,592,026 shares remain authorized for repurchase.

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

At December 31, 2016, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $186.4 million was outstanding, and had capacity to borrow up to an additional $245.6 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2016, the actual ratio was 3.74 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2016, the actual ratio was 2.00 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2016, such sum was $313.3 million and the actual Tangible Net Worth of the Company was $357.9 million.

At December 31, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At December 31, 2016, the principal balance outstanding under the Series A Senior Notes was $40.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2016, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2016, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2016, the actual ratio was 3.74 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2016, the actual ratio was 2.00 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2016, such sum was $313.3 million and the actual tangible net worth of the Company was $357.9 million.

At December 31, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Contractual Obligations and Commitments

At December 31, 2016, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2021, outstanding amounts under our 4.03%, 3.68% and 3.84% senior notes due in 2018, 2021 and 2022, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2016 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$186,376	$—	$—	$186,376	$—
4.03% Series A senior notes due in 2018	41,612	21,209	20,403	—	—
3.68% Series B senior notes due in 2021	47,781	1,893	2,944	42,944	—
3.84% Series C senior notes due in 2022	74,182	2,662	4,608	4,608	62,304
Operating leases for facilities	3,002	1,550	1,424	28	—
Total contractual obligations	$352,953	$27,314	$29,379	$233,956	$62,304

The Company believes that its needs for working capital and capital expenditures through 2017 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

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

Off Balance Sheet Transactions

As of December 31, 2016, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03%, 3.68% and 3.84% senior notes due in 2018, 2021 and 2022, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2016.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series A, Series B and Series C Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2016.

(dollar amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$—	$—	$186,376	$—	$186,376	$186,376
Weighted average interest rate	—	—	—	—	2.19%	—	2.19%
4.03% Series A senior notes due in 2018	$20,000	$20,000	$—	$—	$—	$—	$40,000	$40,405
Stated interest rate	4.03%	4.03%	—	—	—	—	4.03%
3.68% Series B senior notes due in 2021	$—	$—	$—	$—	$40,000	$—	$40,000	$40,885
Stated interest rate	—	—	—	—	3.68%	—	3.68%
3.84% Series C senior notes due in 2022	$—	$—	$—	$—	$—	$60,000	$60,000	$59,421
Stated interest rate	—	—	—	—	—	3.84%	3.84%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013.  The Canadian and Indian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2016, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian and Indian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the internal control over financial reporting of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

San Jose, California

February 28, 2017

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McGrath RentCorp and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Jose, California

February 28, 2017

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Cash	$852	$1,103
Accounts receivable, net of allowance for doubtful accounts of $2,087 in 2016 and 2015	96,877	95,017
Income taxes receivable	—	11,000
Rental equipment, at cost:
Relocatable modular buildings	769,190	736,875
Electronic test equipment	246,325	262,945
Liquid and solid containment tanks and boxes	308,542	310,263
	1,324,057	1,310,083
Less accumulated depreciation	(467,686)	(440,482)
Rental equipment, net	856,371	869,601
Property, plant and equipment, net	112,190	109,753
Prepaid expenses and other assets	25,583	28,802
Intangible assets, net	8,595	9,465
Goodwill	27,808	27,808
Total assets	$1,128,276	$1,152,549
Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$326,266	$381,281
Accounts payable and accrued liabilities	78,205	71,942
Deferred income	37,499	36,288
Deferred income taxes, net	292,019	283,351
Total liabilities	733,989	772,862
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value — authorized 40,000 shares Issued and outstanding — 23,948 shares as of December 31, 2016 and 23,851 shares as of December 31, 2015	101,821	101,046
Retained earnings	292,521	278,708
Accumulated other comprehensive loss	(55)	(67)
Total shareholders’ equity	394,287	379,687
Total liabilities and shareholders’ equity	$1,128,276	$1,152,549

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenues
Rental	$271,388	$273,696	$269,575
Rental related services	75,859	73,314	64,132
Rental operations	347,247	347,010	333,707
Sales	74,410	55,385	72,248
Other	2,423	2,149	2,167
Total revenues	424,080	404,544	408,122
Costs and Expenses
Direct costs of rental operations
Depreciation of rental equipment	72,197	75,213	72,678
Rental related services	56,374	54,719	48,849
Other	62,800	60,936	56,946
Total direct costs of rental operations	191,371	190,868	178,473
Cost of sales	48,542	36,769	47,430
Total costs of revenues	239,913	227,637	225,903
Gross profit	184,167	176,907	182,219
Selling and administrative expenses	104,908	99,950	96,859
Income from operations	79,259	76,957	85,360
Other income (expense):
Interest expense	(12,207)	(10,092)	(9,280)
Gain on sale of property, plant and equipment	—	—	812
Foreign currency exchange loss	(121)	(488)	(331)
Income before provision for income taxes	66,931	66,377	76,561
Provision for income taxes	28,680	25,907	30,852
Net income	$38,251	$40,470	$45,709
Earnings per share:
Basic	$1.60	$1.60	$1.77
Diluted	$1.60	$1.59	$1.75
Shares used in per share calculations:
Basic	23,900	25,369	25,914
Diluted	23,976	25,457	26,175
Cash dividends declared per share	$1.02	$1.00	$0.98

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$38,251	$40,470	$45,709
Other comprehensive income (loss):
Foreign currency translation adjustment	24	55	(82)
Tax benefit (provision)	(12)	(20)	11
Comprehensive income	$38,263	$40,505	$45,638

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained		Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings		Income (Loss)	Equity
Balance at December 31, 2013	25,757	$103,023	$298,038		$(31)	$401,030
Net income	—	—	45,709		—	45,709
Share-based compensation	—	3,854	—		—	3,854
Common stock issued under stock plans, net of shares withheld for employee taxes	294	1,729	—		—	1,729
Excess tax benefit from equity awards	—	1,822	—		—	1,822
Taxes paid related to net share settlement of stock awards	—	(3,959)	—		—	(3,959)
Dividends accrued of $0.98 per share	—	—	(25,583)			(25,583)
Other comprehensive loss	—	—	—		(71)	(71)
Balance at December 31, 2014	26,051	106,469	318,164	#	(102)	424,531
Net income	—	—	40,470		—	40,470
Share-based compensation	—	3,399	—		—	3,399
Common stock issued under stock plans, net of shares withheld for employee taxes	208	2,149	—		—	2,149
Common stock repurchased	(2,408)	(9,119)	(54,834)			(63,953)
Tax shortfall from equity awards	—	(292)	—		—	(292)
Taxes paid related to net share settlement of stock awards	—	(1,560)	—		—	(1,560)
Dividends accrued of $1.00 per share	—	—	(25,092)			(25,092)
Other comprehensive gain	—	—	—		35	35
Balance at December 31, 2015	23,851	101,046	278,708		(67)	379,687
Net income	—	—	38,251		—	38,251
Share-based compensation	—	3,091	—		—	3,091
Common stock issued under stock plans, net of shares withheld for employee taxes	97	37	—		—	37
Tax shortfall from equity awards	—	(1,066)	—		—	(1,066)
Taxes paid related to net share settlement of stock awards	—	(1,287)	—		—	(1,287)
Dividends accrued of $1.02 per share	—	—	(24,438)			(24,438)
Other comprehensive gain	—	—	—		12	12
Balance at December 31, 2016	23,948	$101,821	$292,521		$(55)	$394,287

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$38,251	$40,470	$45,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,179	84,280	81,125
Provision for doubtful accounts	1,892	2,149	1,825
Share-based compensation	3,091	3,399	3,854
Gain on sale of used rental equipment	(13,739)	(11,902)	(15,368)
Gain on sale of property, plant and equipment	—	—	(812)
Foreign currency exchange loss	121	488	331
Amortization of debt issuance cost	51	52	14
Change in:
Accounts receivable	(3,752)	3,628	(15,607)
Income taxes receivable	11,000	(11,000)	—
Prepaid expenses and other assets	3,219	12,910	(13,528)
Accounts payable and accrued liabilities	11,492	(1,520)	10,662
Deferred income	1,211	7,149	5,136
Deferred income taxes	7,745	14,449	19,645
Net cash provided by operating activities	141,761	144,552	122,986
Cash Flows from Investing Activities:
Purchases of rental equipment	(79,038)	(131,037)	(152,197)
Purchases of property, plant and equipment	(10,548)	(9,321)	(12,740)
Proceeds from sale of used rental equipment	29,406	26,214	32,556
Proceeds from sale of property, plant and equipment	—	—	2,501
Net cash used in investing activities	(60,180)	(114,144)	(129,880)
Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	(35,066)	18,963	12,475
Principal payments on Series A senior notes	(20,000)	(20,000)	(20,000)
Borrowings under Series B senior notes	—	—	40,000
Borrowings under Series C senior notes	—	60,000	—
Proceeds from the exercise of stock options	37	2,149	1,729
Excess tax benefit (shortfall) from exercise of stock awards	(1,066)	(292)	1,822
Taxes paid related to net share settlement of stock awards	(1,287)	(1,560)	(3,959)
Repurchase of common stock	—	(63,953)	—
Payment of dividends	(24,448)	(25,779)	(25,551)
Net cash provided by (used in) financing activities	(81,830)	(30,472)	6,516
Effect of foreign currency exchange rate changes on cash	(2)	—	(85)
Net decrease in cash	(251)	(64)	(463)
Cash balance, beginning of period	1,103	1,167	1,630
Cash balance, end of period	$852	$1,103	$1,167
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$12,436	$10,041	$9,074
Net income taxes paid, during the period	$15,555	$2,498	$22,275
Dividends accrued during the period, not yet paid	$6,147	$6,019	$6,526
Rental equipment acquisitions, not yet paid	$2,876	$7,280	$4,942

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2016, 2015 and 2014.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2016	2015
Land	Indefinite	$45,928	$40,378
Land improvements	20 – 50	42,677	42,004
Buildings	30	26,105	25,520
Furniture, office and computer equipment	3 – 10	35,215	34,053
Machinery and service equipment	5 – 25	30,416	28,642
		180,341	170,597
Less accumulated depreciation		(68,854)	(61,410)
		111,487	109,187
Construction in progress		703	566
		$112,190	$109,753

Property, plant and equipment depreciation expense was $8.1 million, $8.2 million and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Construction in progress at December 31, 2016 and 2015 consisted primarily of costs related to acquisition of land and land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance and training costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $0.2 million and $0.6 million in internal use software during the years ended December 31, 2016 and 2015, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $2.9 million, $2.8 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years.  At December 31, 2016 and 2015, goodwill and trade name intangible assets which have indefinite lives totaled $33.5 million.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal years ended 2016, 2015 or 2014.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2016	2015	2014
Weighted-average common stock for calculating basic earnings per share	23,900	25,369	25,914
Effect of potentially dilutive securities from equity-based compensation	76	88	261
Weighted-average common stock for calculating diluted earnings per share	23,976	25,457	26,175

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	661	746	9

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  The following table presents share repurchase activities during the years ended December 31, 2016 and 2015:

	Year ended December 31
(in thousands, except share and per share amounts)	2016	2015
Number of shares repurchased	—	2,407,974
Aggregate purchase price	—	63,953
Average price per repurchased shares	—	26.56

As of December 31, 2016, 1,592,026 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $28.1 million at December 31, 2016 and $25.0 million at December 31, 2015. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts activity was as follows:

(in thousands)	2016	2015
Beginning balance, January 1	$2,087	$2,038
Provision for doubtful accounts	1,892	2,149
Write-offs, net of recoveries	(1,892)	(2,100)
Ending balance, December 31	$2,087	$2,087

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $140.7 million and $160.6 million compared to the recorded value of $140.0 million and $160.0 million as of December 31, 2016 and 2015, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Reclassification

In order to conform to current year presentation, certain prior year amounts on the Consolidated Balance Sheet were reclassified from “Accounts receivable” to “Prepaid expenses and other assets” and debt issuance cost from “Prepaid expenses and other assets” to “Notes payable”.  The reclassifications had no impact on net income, earnings per share or operating cash flows.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of this guidance is to establish the principles to report useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers.  The FASB has continued to issue ASUs to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08 , Revenue from Contract with Customers: Principal versus Agent Considerations , ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing , ASU 2016-12,  Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Revenue from Contracts with Customers: Technical Correction and Improvements. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These standards are effective for the interim and annual reporting periods beginning after December 31, 2017.  The new standard permits two methods of adoption:  retrospectively to each prior period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  While the Company is still evaluating the potential impact of this guidance, including the method of adoption, the Company believes the majority of its revenue, as relates to rental contractual revenue, is excluded from the scope of this standard, and the remaining revenue streams will not be materially affected.   As a result we currently do not anticipate the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While the Company is still evaluating the potential impact of this guidance, as a lessor the Company does not believe the accounting for operating lease revenues will be materially affected by this standard.  The Company anticipates the lessee accounting to increase its total assets and liabilities; however, the Company is currently evaluating the magnitude of the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur.  This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls.  It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a screen to determine when an integrated set of assets and activities is not a business. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2. FINANCED LEASE RECEIVABLES

The Company has entered into sales-type leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2016	2015
Gross minimum lease payments receivable	$3,252	$2,745
Less – unearned interest	(301)	(175)
Net investment in sales type lease receivables	$2,951	$2,570

As of December 31, 2016, the future minimum lease payments under non-cancelable sales-type leases to be received in 2017 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2017	$2,162
2018	605
2019	192
2020	192
2021	101
Total minimum future lease payments	$3,252

NOTE 3. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2016	2015
Unsecured revolving lines of credit	$186,376	$221,441
4.03% Series A senior notes due in 2018	40,000	60,000
3.68% Series B senior notes due in 2021	40,000	40,000
3.84% Series C senior notes due in 2022	60,000	60,000
	$326,376	$381,441

As of December 31, 2016, the future minimum payments under the unsecured revolving lines of credit, 4.03% Series A senior notes due in 2018, 3.68% Series B senior notes due in 2021 and 3.84% Series C senior notes due in 2022 are as follows:

(in thousands)
Year Ended December 31,
2017	$20,000
2018	20,000
2019	—
2020	—
2021	226,376
2022 and thereafter	60,000
$326,376

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

At December 31, 2016, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $186.4 million was outstanding, and had capacity to borrow up to an additional $245.6 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2016, the actual ratio was 3.74 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2016, the actual ratio was 2.00 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2016, such sum was $313.3 million and the actual Tangible Net Worth of the Company was $357.9 million.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December

31, 2016 and 2015, the applicable margins were 1.50% and 1.75% for LIBOR based loans, respectively, 0.50% and 0.75% for base rate loans, respectively and 0.25% and 0.30% for unused fees, respectively. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $12.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2016	2015
Maximum amount outstanding	$239,820	$295,588
Average amount outstanding	$214,446	$236,860
Weighted average interest rate, during the period	2.19%	2.35%
Prime interest rate, end of period	3.75%	3.50%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014.   At December 31, 2016 and 2015, the principal balance outstanding under the Series A Senior Notes were $40.0 million and $60.0 million, respectively.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2016, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2016, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2016, the actual ratio was 3.74 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2016, the actual ratio was 2.00 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2016, such sum was $313.3 million and the actual Tangible Net Worth of the Company was $357.9 million.

At December 31, 2016, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

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

NOTE 4. INCOME TAXES

Income before provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2016	2015	2014
U.S.	$67,199	$66,889	$76,848
Foreign	(268)	(512)	(287)
	$66,931	$66,377	$76,561

The provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$17,203	$7,976	$7,494
State	2,049	1,851	2,139
Foreign	1,683	1,645	1,572
	20,935	11,472	11,205
Deferred:
U.S. Federal	4,005	13,201	17,986
State	3,039	1,538	1,927
Foreign	701	(304)	(266)
	7,745	14,435	19,647
Total	$28,680	$25,907	$30,852

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	4.2	4.1
State deferred tax rate change, net of federal benefit	2.0	(0.4)	0.1
Valuation allowance	1.1	—	—
Other	0.6	0.2	1.1
	42.9%	39.0%	40.3%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2016	2015
Deferred tax liabilities:
Accelerated depreciation	$293,141	$286,618
Prepaid costs currently deductible	6,572	6,997
Other	5,747	5,034
Total deferred tax liabilities	305,460	298,649
Deferred tax assets:
Accrued costs not yet deductible	9,785	8,638
Allowance for doubtful accounts	809	804
Net operating loss carry forwards	—	577
Deferred revenues	965	1,945
Share-based compensation	1,882	3,334
Total deferred tax assets, net of valuation allowance of $0.7 million in 2016	13,441	15,298
Deferred income taxes, net	$292,019	$283,351

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India will begin in 2017. As a result, a valuation allowance of $0.7 million was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India as of December 31, 2016 that management estimated the benefit of which will not be realized.  There were no valuation allowances recorded as of December 31, 2015.

In 2016 and 2015 exercises of non-qualified stock options by employees resulted in a tax shortfall of $1.1 million and $0.3 million, respectively.  In 2014 exercises of non-qualified stock options by employees resulted in an excess tax benefit of $1.8 million.  The net tax benefit was recorded as common stock in conjunction with the proceeds received from the exercise of the stock options.

A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the Company’s intent to permanently reinvest such earnings.  Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently reinvested, aggregated approximately $1.9 million as of December 31, 2016 and 2015.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2016 and 2015.  In addition, there have been no material changes in unrecognized benefits during 2016, 2015 and 2014.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2012.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2016, 2015 and 2014.

NOTE 5. BENEFIT PLANS

Stock Plans

The Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), effective June 8, 2016, under which 2,000,000 shares of the common stock of the Company, plus the number of shares that remain available for grants of awards under the Company's 2007 Stock Option Plan (the “2007 Plan”) and become available as a result of forfeiture, termination, or expiration of awards previously granted under the 2007 Plan, were reserved for the grant of equity awards to its employees, directors and consultants.  The equity awards have a maximum term of 7 years at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date the equity award is granted.  The 2016 Plan replaced the 2007 Plan.

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, RSUs, the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2007 Plan by two shares.  There were no modifications to the 2016 Plan and no awards classified as liabilities in the year ended December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, the share-based compensation expense was $3.1 million, $3.4 million and $3.9 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.2 million, $1.3 million and $1.5 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2016, 2015 and 2014.  For the years ended December 31, 2016, 2015 and 2014, the share-based compensation expenses, net of taxes, reduced net income by $1.9 million, $2.1 million and $2.3 million, respectively, or  $0.08, $0.08 and $0.09 per diluted share for the three years ended December 31, 2016, 2015 and 2014, respectively.

Stock Options

As of December 31, 2016, a cumulative total of 8,159,000 shares subject to options have been granted with exercise prices ranging from $3.47 to $39.19.  Of these, options have been exercised for the purchase of 5,222,603 shares, while options for 1,351,962 shares have been terminated, and options for 1,584,435 shares with exercise prices ranging from $23.84 to $39.19 remained outstanding under the stock plans.  These options vest over five years and expire seven years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2016, 2,251,074 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2016 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2013	1,772,062	$24.68
Options granted	203,600	32.79
Options exercised	(612,682)	21.55
Options cancelled/forfeited/expired	(19,220)	30.35
Balance at December 31, 2014	1,343,760	27.25
Options granted	456,200	31.69
Options exercised	(270,650)	19.81
Options cancelled/forfeited/expired	(118,660)	29.58
Balance at December 31, 2015	1,410,650	29.91
Options granted	881,800	25.26
Options exercised	(368,085)	27.34
Options cancelled/forfeited/expired	(339,930)	28.62
Balance at December 31, 2016	1,584,435	$28.14	6.20	$17.5
Exercisable at December 31, 2016	354,165	$30.85	4.70	$3.0
Expected to vest after December 31, 2016	1,107,243	$27.36	6.63	$13.1

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $4.2 million, $5.7 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, determined as of the date of option exercise.  As of December 31, 2016, there was approximately $5.7 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2016	Weighted- average remaining contractual life (Years)	Weighted- average grant date value	Number exercisable at December 31, 2016	Weighted- average grant date value
$20 – 25	751,500	6.98	$24.60	3,780	$23.84
$25 – 30	171,920	4.08	$28.59	118,500	$28.93
$30 – 35	651,355	5.85	$32.06	231,005	$32.12
$35 – 40	9,600	6.41	$38.43	880	$36.62
$20 – 40	1,584,375	6.20	$28.14	354,165	$30.78

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.0	5.0	5.0
Expected volatility	28.7%	31.1%	40.5%
Expected dividend yields	4.1%	3.2%	3.0%
Risk-free interest rates	1.2%	1.6%	1.5%

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

The weighted average grant date fair value per share was $4.14, $6.60 and $9.17 during the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2016:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant Date	value
	of shares	fair value	(in millions)
Balance at December 31, 2013	320,980	$28.47
RSUs granted	118,864	30.85
RSUs vested	(120,721)	27.30
RSUs cancelled/forfeited/expired	(7,540)	30.34
Balance at December 31, 2014	311,583	29.78
RSUs granted	79,300	31.86
RSUs vested	(89,915)	27.97
RSUs cancelled/forfeited/expired	(80,320)	31.35
Balance at December 31, 2015	220,648	30.70
RSUs granted	31,900	25.75
RSUs vested	(59,008)	29.69
RSUs cancelled/forfeited/expired	(68,300)	29.33
Balance at December 31, 2016	125,240	$30.66	$4.9

Performance-based RSUs vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  There were 30,380 performance-based RSUs expected to vest as of December 31, 2016.  Service-based RSUs have been issued to the Company’s directors and generally vest over twelve to fourteen months.  There were 23,400 service-based RSUs expected to vest as of December 31, 2016.  No forfeitures are currently expected.

Share-based compensation expense for RSUs for the year ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.7 million and $2.3, respectively. As of December 31, 2016, the total unrecognized compensation expense related to unvested RSUs was $0.6 million and is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2016 dividends deducted by the Company were $0.4 million, which resulted in a tax benefit of approximately $0.1 million in 2016.

At December 31, 2016, the KSOP held 335,334 shares, or less than 2% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 6. SHAREHOLDERS’ EQUITY

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2016.  As of December 31, 2016, 1,592,026 shares remain authorized for repurchase under this authorization.

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

(in thousands)
Year Ended December 31,
2017	$1,550
2018	1,148
2019	276
2020	14
2021	14
Thereafter	—
$3,002

Rent expense was $3.5 million, $3.5 million and $3.4 million in 2016, 2015 and 2014, respectively.

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

The Company’s health and workers’ compensation plans are self-funded high deductible plans with annual stop-loss insurance of $150,000 and $250,000 per claim, respectively.  Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis.  In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate.  The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end.  The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates.  A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued.  In addition, our assumptions will change as the Company’s loss experience develops.  All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued.  At December 31, 2016 and 2015, accruals for the Company’s health and workers’ compensation high deductible plans were $2.4 million and $1.9 million, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	(In years)	2016	2015
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(6,716)	(5,846)
		$8,595	$9,465

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense for the years ended December 31, 2016, 2015 and 2014 were $0.9 million, $0.9 million and $0.8 million, respectively.  Based on the carrying values at December 31, 2016 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.9 million in 2017 through 2019 and $0.2 million in 2020.

NOTE 9. RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended December 31, 2016 and 2015, or amounts owed to related parties at such dates.

NOTE 10. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2016, 2015 and 2014, for the Company’s reportable segments is shown in the following tables:

Segment Data (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2016
Rental revenues	$130,496	$82,307	$58,585	$ —	$271,388
Rental related services revenues	49,206	2,846	23,807	—	75,859
Sales and other revenues	29,810	23,464	1,438	22,121	76,833
Total revenues	209,512	108,617	83,830	22,121	424,080
Depreciation of rental equipment	21,001	35,256	15,940	—	72,197
Gross profit	93,816	45,797	37,409	7,145	184,167
Selling and administrative expenses	51,432	21,896	27,610	3,970	104,908
Income from operations	42,384	23,901	9,799	3,175	79,259
Interest expense (income) allocation	(6,804)	(2,465)	(3,200)	262	(12,207)
Income before provision for income taxes	35,580	21,315	6,599	3,437	66,931
Rental equipment acquisitions	43,099	30,505	1,030	—	74,634
Accounts receivable, net (period end)	55,916	19,506	16,150	5,305	96,877
Rental equipment, at cost (period end)	769,190	246,325	308,542	—	1,324,057
Rental equipment, net book value (period end)	544,421	90,172	221,778	—	856,371
Utilization (period end) [2]	77.3%	61.0%	50.7%
Average utilization [2]	76.6%	60.6%	50.1%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2015
Rental revenues	$115,986	$89,208	$68,502	$ —	$273,696
Rental related services revenues	45,616	3,055	24,643	—	73,314
Sales and other revenues	22,682	22,754	1,486	10,612	57,534
Total revenues	184,284	115,017	94,631	10,612	404,544
Depreciation of rental equipment	19,246	39,974	15,993	—	75,213
Gross profit	78,771	47,836	47,397	2,903	176,907
Selling and administrative expenses	46,496	22,930	27,494	3,030	99,950
Income (loss) from operations	32,275	24,906	19,903	(127)	76,957
Interest expense (income) allocation	(5,363)	(2,194)	(2,729)	194	(10,092)
Income before provision for income taxes	26,912	22,224	17,174	67	66,377
Rental equipment acquisitions	79,622	44,316	9,440	—	133,378
Accounts receivable, net (period end)	53,550	21,784	17,955	1,728	95,017
Rental equipment, at cost (period end)	736,875	262,945	310,263	—	1,310,083
Rental equipment, net book value (period end)	529,483	102,191	237,927	—	869,601
Utilization (period end) [2]	76.9%	58.7%	49.7%
Average utilization [2]	75.8%	60.5%	58.3%

2014
Rental revenues	$96,457	$99,020	$74,098	$—	$269,575
Rental related services revenues	35,263	3,331	25,538	—	64,132
Sales and other revenues	29,855	25,951	1,152	17,457	74,415
Total revenues	161,575	128,302	100,788	17,457	408,122
Depreciation of rental equipment	16,536	40,935	15,207	—	72,678
Gross profit	63,455	60,249	53,452	5,063	182,219
Selling and administrative expenses	42,069	23,736	27,424	3,630	96,859
Income from operations	21,386	36,513	26,028	1,433	85,360
Interest expense (income) allocation	4,768	2,075	2,618	(181)	9,280
Income before provision for income taxes	16,959	34,383	23,605	1,614	76,561
Rental equipment acquisitions	82,792	45,158	20,652	—	148,602
Accounts receivable, net (period end)	46,659	28,849	21,031	4,617	101,156
Rental equipment, at cost (period end)	664,340	261,995	303,303	—	1,229,638
Rental equipment, net book value (period end)	473,960	105,729	246,061	—	825,750
Utilization (period end) [2]	75.0%	59.8%	63.9%
Average utilization [2]	72.3%	60.4%	62.9%
1

Gross Enviroplex sales revenues were $22,206, $11,530 and $19,017 in 2016, 2015 and 2014, respectively, which includes inter-segment sales to Mobile Modular of $85, $918 and $1,560, which have been eliminated in consolidation.

2

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2016, 2015 and 2014.  Revenue from foreign country customers accounted for 5% of the Company’s revenues for the same periods.

NOTE 11. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2016 is summarized below:

(in thousands, except per share amounts)	2016
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$66,532	$66,747	$67,757	$70,352	$271,388
Total revenues	93,699	103,105	121,993	105,283	424,080
Gross profit	40,655	43,756	50,433	49,323	184,167
Income from operations	14,258	18,073	24,232	22,696	79,259
Income before provision for income taxes	10,853	15,006	21,277	19,795	66,931
Net income	6,566	9,079	12,872	9,734	38,251
Earnings per share:
Basic	$0.28	$0.38	$0.54	$0.41	$1.60
Diluted	$0.27	$0.38	$0.54	$0.40	$1.60
Dividends declared per share	$0.255	$0.255	$0.255	$0.255	$1.02
Shares used in per share calculations:
Basic	23,862	23,900	23,911	23,927	23,900
Diluted	23,911	23,949	24,041	24,123	23,976
Balance Sheet Data
Rental equipment, net	$867,215	$868,422	$862,528	$856,371	$856,371
Total assets	1,132,355	1,148,018	1,144,923	1,128,276	1,128,276
Notes payable	365,772	363,121	345,286	326,266	326,266
Shareholders’ equity	380,512	383,313	390,600	394,287	394,287

	2015
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$65,502	$67,305	$70,195	$70,694	$273,696
Total revenues	90,188	96,026	113,048	105,282	404,544
Gross profit	39,087	40,918	50,146	46,756	176,907
Income from operations	13,875	16,465	25,150	21,467	76,957
Income before provision for income taxes	11,316	14,033	22,505	18,523	66,377
Net income	6,846	8,490	13,616	11,518	40,470
Earnings per share:
Basic	$0.26	$0.33	$0.54	$0.48	$1.60
Diluted	$0.26	$0.32	$0.54	$0.48	$1.59
Dividends declared per share	$0.250	$0.250	$0.250	$0.250	$1.00
Shares used in per share calculations:
Basic	26,091	26,142	25,334	23,932	25,369
Diluted	26,276	26,273	25,408	24,015	25,457
Balance Sheet Data
Rental equipment, net	$839,078	$856,489	$864,277	$869,601	$869,601
Total assets	1,112,056	1,132,750	1,149,095	1,152,549	1,152,549
Notes payable	320,923	337,177	382,113	381,281	381,281
Shareholders’ equity	425,848	426,823	389,464	379,687	379,687

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2016, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

Effective February 23, 2017, Joseph F. Hanna was appointed President and Chief Executive Officer of the Company.  Concurrently, Mr. Hanna was appointed to the board of directors of the Company.  Mr. Hanna is not expected to be named to any committees of the board.   In connection with Mr. Hanna’s appointment, the Office of the Chief Executive Officer was dissolved.

Mr. Hanna, age 54, was appointed Chief Operating Officer of the Company in June 2007. Prior to that, he served as Senior Vice President of Operations of the Company starting in January 2005, and he served as Vice President of Operations since joining the Company in 2003. Mr. Hanna has extensive sales and operations experience, including 12 years at SMC Corporation of America (a subsidiary of SMC Corporation, Tokyo, Japan) where he served in various leadership positions. His prior experience also includes serving as an officer in the United States Army. Mr. Hanna received a B.S. in Electrical Engineering from the United States Military Academy, West Point, New York.

There is no employment agreement with Mr. Hanna.  In connection with Mr. Hanna’s appointment, his compensation was increased as follows:

1.	a base salary at an annualized rate of $475,000;
2.	eligibility to participate in the Company’s annual cash incentive bonus plan with a target bonus equal to 75% of his base salary; and
3.

eligibility to participate in the Company’s annual long-term equity incentive program and subject to approval by the board of directors, a grant of long-term incentive awards with an aggregate Black Scholes value of $700,000.

As an employee director, Mr. Hanna will not receive any additional compensation for his services on the Company’s board of directors.

Mr. Hanna has no family relationships with any director or executive officer of the Company. In addition, there have been no transactions directly or indirectly involving Mr. Hanna that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934.

On February 27, 2017, the Company issued a press release announcing the appointment of Mr. Hanna as the Company’s President and Chief Executive Officer, as well as a member of its board of directors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 7, 2017, which will be filed with the Securities and Exchange Commission no later than April 28, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 7, 2017, which will be filed with the Securities and Exchange Commission no later than April 28, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 7, 2017, which will be filed with the Securities and Exchange Commission no later than April 28, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 7, 2017, which will be filed with the Securities and Exchange Commission no later than April 28, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be held on June 7, 2017, which will be filed with the Securities and Exchange Commission no later than April 28, 2017.

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

Date: February 28, 2017		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson	Director	February 28, 2017
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 28, 2017
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 28, 2017
JOSEPH F. HANNA

/s/ Robert C. Hood	Director	February 28, 2017
ROBERT C. HOOD

/s/ M. Richard Smith	Director	February 28, 2017
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 28, 2017
DENNIS P. STRADFORD

/s/ Ronald H. Zech	Chairman of the Board	February 28, 2017
RONALD H. ZECH

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed June 17, 2014) and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

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

Filed as exhibit 10.14 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.6	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent effective August 4, 2009.	Filed as exhibit 4.1 to the Company’s Quarterly Report on form 10-Q (filed August 6, 2009), and incorporated herein by reference.

4.1.7	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., dated April 21, 2011.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 21, 2011), and incorporated herein by reference.

4.1.8

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

4.1.9

Amendment, dated as of February 9, 2016, to the Note Purchase and Private Shelf Agreement dated as of April 21, 2011 among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, as amended on March 17, 2014.

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

4.2	Credit Agreement dated as of March 31, 2016 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.1	Guaranty dated as of March 31, 2016 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.2	$12,000,000 committed Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2016.	Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.3	$12,000,000 Credit Line Note, dated March 31, 2016, in favor of MUFG Union Bank, N.A.	Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

Number	Description	Method of Filing

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

10.7	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.7.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.1 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.2 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement	Filed as exhibit 10.1.3 to the Company's Quarterly Report on from 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.