Form 10-Q
period 2017-03-31
MCGRATH RENTCORP
filed 2017-05-02
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number:  (925) 606-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, 23,981,608 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”), and the related condensed consolidated statements of income, comprehensive income, and cash flows as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 28, 2017. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Jose, California

May 2, 2017

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Revenues
Rental	$67,978	$66,532
Rental related services	17,935	17,591
Rental operations	85,913	84,123
Sales	8,295	9,034
Other	629	542
Total revenues	94,837	93,699
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,379	18,540
Rental related services	13,833	13,180
Other	15,359	15,827
Total direct costs of rental operations	46,571	47,547
Costs of sales	4,596	5,497
Total costs of revenues	51,167	53,044
Gross profit	43,670	40,655
Selling and administrative expenses	27,848	26,397
Income from operations	15,822	14,258
Other income (expense):
Interest expense	(2,789)	(3,556)
Foreign currency exchange gain	226	151
Income before provision for income taxes	13,259	10,853
Provision for income taxes	5,286	4,287
Net income	$7,973	$6,566
Earnings per share:
Basic	$0.33	$0.28
Diluted	$0.33	$0.27
Shares used in per share calculation:
Basic	23,950	23,862
Diluted	24,232	23,911
Cash dividends declared per share	$0.260	$0.255

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$7,973	$6,566
Other comprehensive loss:
Foreign currency translation adjustment	(78)	(92)
Tax benefit	25	34
Comprehensive income	$7,920	$6,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2017	2016
Assets
Cash	$1,680	$852
Accounts receivable, net of allowance for doubtful accounts of $2,087 in 2017 and 2016	92,552	96,877
Rental equipment, at cost:
Relocatable modular buildings	773,597	769,190
Electronic test equipment	248,291	246,325
Liquid and solid containment tanks and boxes	309,131	308,542
	1,331,019	1,324,057
Less accumulated depreciation	(474,038)	(467,686)
Rental equipment, net	856,981	856,371
Property, plant and equipment, net	116,217	112,190
Prepaid expenses and other assets	27,119	25,583
Intangible assets, net	8,377	8,595
Goodwill	27,808	27,808
Total assets	$1,130,734	$1,128,276
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$323,843	$326,266
Accounts payable and accrued liabilities	78,811	78,205
Deferred income	39,887	37,499
Deferred income taxes, net	291,568	292,019
Total liabilities	734,109	733,989
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 23,956 shares as of March 31, 2017 and 23,948 shares as of December 31, 2016	102,483	101,821
Retained earnings	294,250	292,521
Accumulated other comprehensive loss	(108)	(55)
Total shareholders’ equity	396,625	394,287
Total liabilities and shareholders’ equity	$1,130,734	$1,128,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$7,973	$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,405	20,860
Provision for doubtful accounts	289	498
Share-based compensation	806	856
Gain on sale of used rental equipment	(2,943)	(2,966)
Foreign currency exchange gain	(226)	(151)
Amortization of debt issuance cost	13	13
Change in:
Accounts receivable	4,036	2,882
Income taxes receivable	—	11,000
Prepaid expenses and other assets	(1,536)	1,949
Accounts payable and accrued liabilities	(3,924)	(4,360)
Deferred income	2,388	536
Deferred income taxes	(451)	1,851
Net cash provided by operating activities	25,830	39,534
Cash Flows from Investing Activities:
Purchases of rental equipment	(15,914)	(22,814)
Purchases of property, plant and equipment	(5,835)	(881)
Proceeds from sales of used rental equipment	5,505	6,098
Net cash used in investing activities	(16,244)	(17,597)
Cash Flows from Financing Activities:
Net repayments under bank lines of credit	(2,436)	(15,522)
Proceeds from the exercise of stock options	—	37
Taxes paid related to net share settlement of stock awards	(143)	(344)
Payment of dividends	(6,155)	(6,136)
Net cash used in financing activities	(8,734)	(21,965)
Effect of foreign currency exchange rate changes on cash	(24)	(13)
Net increase (decrease) in cash	828	(41)
Cash balance, beginning of period	852	1,103
Cash balance, end of period	$1,680	$1,062
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$2,303	$2,986
Net income taxes paid, during the period	$5,565	$706
Dividends accrued during the period, not yet paid	$6,190	$6,120
Rental equipment acquisitions, not yet paid	$7,513	$3,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three months ended March 31, 2017 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 28, 2017 for the year ended December 31, 2016 (the “2016 Annual Report”).

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of this guidance is to establish the principles for reporting useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers.  The FASB has continued to issue ASUs to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12,  Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Revenue from Contracts with Customers: Technical Correction and Improvements. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These standards are effective for the interim and annual reporting periods beginning after December 31, 2017.  The new standard permits two methods of adoption:  retrospectively to each prior period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  While the Company is still evaluating the potential impact of this guidance, including the method of adoption, the Company believes the majority of its revenue, as such revenue relates to rental contractual revenue, is excluded from the scope of this standard, and the remaining revenue streams will not be materially affected.  As a result, the Company currently does not anticipate the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While the Company is still evaluating the potential impact of this guidance, as a lessor, the Company does not believe the accounting for operating lease revenues will be materially affected by this standard.  The Company anticipates it’s lessee accounting to increase its total assets and liabilities; however, the Company is currently evaluating the magnitude of the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

During the first quarter 2017, the Company adopted ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  As a result of the adoption, the Company recognized $18,000 of excess tax benefits related to share-based payments as a reduction to the provision for income taxes for the three months ended March 31, 2017.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity with the prior period adjusted accordingly.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.  Retrospective application of the cash flow presentation requirements resulted in decreases to both net cash provided by operations and net cash used in financing activities of $111,000 for the three months ended March 31, 2016.  The Company’s compensation expense for each period continues to reflect forfeitures as they occur, rather than based upon estimated expected forfeitures.

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

	Three Months Ended March 31,
(in thousands)	2017	2016
Weighted-average number of shares of common stock for calculating basic earnings per share	23,950	23,862
Effect of potentially dilutive securities from equity-based compensation	282	49
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,232	23,911

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2017	2016
Options to purchase shares of common stock	7	1,019

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life (In years)	March 31, 2017	December 31, 2016
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(6,934)	(6,716)
		$8,377	$8,595

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2016.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at March 31, 2017 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.7 million for the remainder of fiscal year 2017, $0.9 million in each of the fiscal years 2018 and 2019 and $0.2 million in 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the three months ended March 31, 2017 and 2016 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2017
Rental revenues	$33,654	$19,746	$14,578	$ —	$67,978
Rental related services revenues	11,588	658	5,689	—	17,935
Sales and other revenues	3,061	4,910	194	759	8,924
Total revenues	48,303	25,314	20,461	759	94,837
Depreciation of rental equipment	5,333	8,091	3,955	—	17,379
Gross profit	22,444	11,393	9,555	278	43,670
Selling and administrative expenses	13,800	5,689	7,267	1,092	27,848
Income (loss) from operations	8,644	5,704	2,288	(814)	15,822
Interest (expense) income allocation	(1,591)	(546)	(738)	86	(2,789)
Income (loss) before provision for income taxes	7,053	5,384	1,550	(728)	13,259
Rental equipment acquisitions	7,782	12,021	749	—	20,552
Accounts receivable, net (period end)	53,779	18,603	15,814	4,356	92,552
Rental equipment, at cost (period end)	773,597	248,291	309,131	—	1,331,019
Rental equipment, net book value (period end)	545,953	92,561	218,467	—	856,981
Utilization (period end) [2]	76.5%	62.1%	53.4%
Average utilization [2]	76.8%	62.2%	52.3%
2016
Rental revenues	$31,155	$20,928	$14,449	$ —	$66,532
Rental related services revenues	11,205	784	5,602	—	17,591
Sales and other revenues	2,724	6,272	432	148	9,576
Total revenues	45,084	27,984	20,483	148	93,699
Depreciation of rental equipment	5,126	9,388	4,026	—	18,540
Gross profit	20,653	11,016	8,942	44	40,655
Selling and administrative expenses	12,462	5,797	7,262	876	26,397
Income (loss) from operations	8,191	5,219	1,680	(832)	14,258
Interest (expense) income allocation	(1,947)	(730)	(934)	55	(3,556)
Income (loss) before provision for income taxes	6,244	4,640	746	(777)	10,853
Rental equipment acquisitions	11,579	7,729	(18)	—	19,290
Accounts receivable, net (period end)	50,915	21,393	15,386	4,189	91,883
Rental equipment, at cost (period end)	747,475	260,324	309,823	—	1,317,622
Rental equipment, net book value (period end)	535,308	98,291	233,616	—	867,215
Utilization (period end) [2]	75.4%	59.9%	51.0%
Average utilization [2]	76.1%	59.6%	50.3%

1.

Gross Enviroplex sales revenues were $759 and $148 for the three months ended March 31, 2017 and 2016, respectively. There were no inter-segment sales to Mobile Modular in those periods requiring elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2017 and 2016. Revenues from foreign country customers accounted for 5% of the Company’s total revenues for the same periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors.  These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017 (the “2016 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report.  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2016 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 9% of the Company’s total revenues in the three months ended March 31, 2017. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2017, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 53%, 41%, 12% and negative 6% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 57%, 43%, 7% and negative 7% for the same period in 2016. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2016 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 91% and 90% of consolidated revenues in the three months ended March 31, 2017 and 2016, respectively.  Of the total rental operations revenues for the three months ended March 31, 2017, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 53%, 24% and 23%, respectively, compared to 50%, 26% and 24%, respectively, in the same period of 2016. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2017 and 2016, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 9% and 10%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2017 and 2016, Mobile Modular and Enviroplex together comprised 43% and 30%, respectively, TRS-RenTelco comprised 55% and 65%, respectively, and Adler Tanks comprised 2% and 5%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017	2016
Net income	$7,973	$6,566	$39,658	$40,190
Provision for income taxes	5,286	4,287	29,679	25,724
Interest	2,789	3,556	11,440	11,257
Depreciation and amortization	19,404	20,860	79,723	84,234
EBITDA	35,452	35,269	160,500	161,405
Share-based compensation	806	856	3,041	3,324
Adjusted EBITDA [1]	$36,258	$36,125	$163,541	$164,729
Adjusted EBITDA margin [2]	38%	39%	38%	40%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017	2016
Adjusted EBITDA [1]	$36,258	$36,125	$163,541	$164,729
Interest paid	(2,420)	(2,986)	(11,870)	(11,019)
Net income taxes paid	(5,565)	(706)	(20,414)	(2,888)
Gain on sale of used rental equipment	(2,943)	(2,966)	(13,716)	(11,999)
Foreign currency exchange loss (gain)	(226)	(151)	46	149
Amortization of debt issuance costs	13	13	52	52
Change in certain assets and liabilities:
Accounts receivable, net	4,325	3,380	(915)	(2,776)
Income taxes receivable	—	11,000	—	—
Prepaid expenses and other assets	(1,536)	1,949	(1,536)	8,735
Accounts payable and other liabilities	(4,464)	(6,660)	10,370	(2,996)
Deferred income	2,388	536	2,388	7,465
Net cash provided by operating activities	$25,830	$39,534	$127,946	$149,452

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31, 2017, the actual ratio was 3.73 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2017, the actual ratio was 1.98 to 1.

At March 31, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 28, 2017, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.26 per common share for the quarter ended March 31, 2017, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Overview

Consolidated revenues for the three months ended March 31, 2017 increased 1% to $94.8 million from $93.7 million in the same period in 2016.  Consolidated net income for the three months ended March 31, 2017 increased 21% to $8.0 million, from $6.6 million for the same period in 2016. Earnings per diluted share for the three months ended March 31, 2017 increased 22% to $0.33 from $0.27 for the same period in 2016.

For the three months ended March 31, 2017, on a consolidated basis:

•

Gross profit increased $3.0 million, or 7%, to $43.7 million in 2017. Mobile Modular’s gross profit increased $1.8 million, or 9%, due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services revenues. Adler Tanks’ gross profit increased $0.6 million, or 7%, primarily due to higher gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit increased $0.4 million, or 3%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services and sales revenues. Enviroplex’s gross profit increased $0.2 million, primarily due to higher sales revenues.

•

Selling and administrative expenses increased $1.5 million, or 5%, to $27.8 million, primarily due to increased corporate administrative expenses and increased employee headcount, salaries and employee benefit costs.

•

Interest expense decreased $0.8 million, or 22%, to $2.8 million in 2017 compared to the same period in 2016, due to 14% lower average debt levels of the Company and 8% lower net average interest rates of 3.45% in 2017 compared to 3.77% in 2016.  In March 2016, the Company secured a new line of credit with a syndicate of banks.  This new line of credit replaced the Company’s prior $420.0 million line of credit.  As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the three months ended March 31, 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 53%, 41% and 12%, respectively, compared to 57%, 43% and 7%, respectively, for the comparable 2016 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 6% in 2017 compared to a negative 7% in 2016.

•	Adjusted EBITDA increased $0.1 million to $36.3 million in 2017.

Mobile Modular

For the three months ended March 31, 2017, Mobile Modular’s total revenues increased $3.2 million, or 7%, to $48.3 million compared to the same period in 2016, primarily due to higher rental, rental related services and sales revenues. The revenue increase, together with higher gross margin on rental revenues, partly offset by lower gross profit on rental related services and sales revenues and higher selling and administrative expenses, resulted in a 13% increase in pre-tax income to $7.1 million for the three months ended March 31, 2017, from $6.2 million for the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/17 compared to Three Months Ended 3/31/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$33,654	$31,155	$2,499	8%
Rental related services	11,588	11,205	383	3%
Rental operations	45,242	42,360	2,882	7%
Sales	2,964	2,647	317	12%
Other	97	77	20	26%
Total revenues	48,303	45,084	3,219	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,333	5,126	207	4%
Rental related services	8,797	7,990	807	10%
Other	9,647	9,561	86	1%
Total direct costs of rental operations	23,777	22,677	1,100	5%
Costs of sales	2,082	1,754	328	19%
Total costs of revenues	25,859	24,431	1,428	6%
Gross Profit
Rental	18,674	16,468	2,206	13%
Rental related services	2,791	3,215	(424)	-13%
Rental operations	21,465	19,683	1,782	9%
Sales	882	893	(11)	-1%
Other	97	77	20	26%
Total gross profit	22,444	20,653	1,791	9%
Selling and administrative expenses	13,800	12,462	1,338	11%
Income from operations	8,644	8,191	453	6%
Interest expense allocation	(1,591)	(1,947)	(356)	-18%
Pre-tax income	$7,053	$6,244	$809	13%
Other Information
Average rental equipment [1]	$744,641	$709,160	$35,481	5%
Average rental equipment on rent	$572,215	$539,378	$32,837	6%
Average monthly total yield [2]	1.51%	1.46%		3%
Average utilization [3]	76.8%	76.1%		1%
Average monthly rental rate [4]	1.96%	1.93%		2%
Period end rental equipment [1]	$745,438	$713,138	$32,300	5%
Period end utilization [3]	76.5%	75.4%		1%

1.       Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2017 increased $1.8 million, or 9%, to $22.4 million.  For the three months ended March 31, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.5 million, or 8%, primarily due to 6% higher average rental equipment on rent and 2% higher average monthly rental rates in 2017. As a percentage of rental revenues, depreciation was 16% in 2017 and 2016, and other direct costs were 29% in 2017 compared to 31% in 2016, which resulted in gross margin percentages of 55% in 2017 compared 53% in 2016. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $2.2 million, or 13%, to $18.7 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 3%, compared to 2016.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues and higher delivery and return delivery services at Mobile Modular Portable Storage. The higher revenues, offset by lower gross margin percentage of 24% in 2017 compared to 29% in 2016, resulted in rental related services gross profit decreasing $0.4 million, or 13%, to $2.8 million in 2017.

•

Gross Profit on Sales – Sales revenues increased $0.3 million, or 12%, compared to 2016, primarily due to higher new and used equipment sales.  Higher sales revenues, partly offset by lower gross margin percentage of 30% in 2017 compared with 34% in 2016, resulted in a comparable gross profit on sales of $0.9 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2017, selling and administrative expenses increased $1.3 million, or 11%, to $13.8 million, primarily due to increased salaries and employee benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended March 31, 2017, TRS-RenTelco’s total revenues decreased $2.7 million, or 10%, to $25.3 million compared to the same period in 2016, primarily due to lower sales, rental and rental related services revenues. Pre-tax income increased $0.7 million, or 16%, to $5.4 million for the three months ended March 31, 2017, primarily due to higher total gross profit, lower selling and administrative expenses, lower interest expense allocation and higher foreign currency exchange gain.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/17 compared to Three Months Ended 3/31/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$19,746	$20,928	$(1,182)	-6%
Rental related services	658	784	(126)	-16%
Rental operations	20,404	21,712	(1,308)	-6%
Sales	4,383	5,834	(1,451)	-25%
Other	527	438	89	20%
Total revenues	25,314	27,984	(2,670)	-10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,091	9,388	(1,297)	-14%
Rental related services	597	636	(39)	-6%
Other	3,333	3,639	(306)	-8%
Total direct costs of rental operations	12,021	13,663	(1,642)	-12%
Costs of sales	1,900	3,305	(1,405)	-43%
Total costs of revenues	13,921	16,968	(3,047)	-18%
Gross Profit
Rental	8,322	7,901	421	5%
Rental related services	61	148	(87)	-59%
Rental operations	8,383	8,049	334	4%
Sales	2,483	2,529	(46)	-2%
Other	527	438	89	20%
Total gross profit	11,393	11,016	377	3%
Selling and administrative expenses	5,689	5,797	(108)	-2%
Income from operations	5,704	5,219	485	9%
Interest expense allocation	(546)	(730)	(184)	-25%
Foreign currency exchange gain	226	151	75	50%
Pre-tax income	$5,384	$4,640	$744	16%
Other Information
Average rental equipment [1]	$246,015	$260,835	$(14,820)	-6%
Average rental equipment on rent	$152,981	$155,453	$(2,472)	-2%
Average monthly total yield [2]	2.68%	2.67%		0%
Average utilization [3]	62.2%	59.6%		4%
Average monthly rental rate [4]	4.30%	4.49%		-4%
Period end rental equipment [1]	$246,836	$258,850	$(12,014)	-5%
Period end utilization [3]	62.1%	59.9%		4%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended March 31, 2017 increased $0.4 million, or 3%, to $11.4 million. For the three months ended March 31, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.2 million, or 6%, as compared to 2016, and depreciation expense decreased $1.3 million, or 14%, resulting in increased gross profit on rental revenues of $0.4 million, or 5%, to $8.3 million. As a percentage of rental revenues, depreciation was 41% in 2017 compared to 45% in 2016 and other direct costs were 17% in 2017 and 2016, which resulted in a gross margin percentage of 42% in 2017 compared to 38% in 2016. The rental revenues decrease was due to 4% lower monthly rental rates and 2% lower average rental equipment on rent in 2017 as compared to 2016.

•

Gross Profit on Sales – Sales revenues decreased $1.5 million, or 25%, to $4.4 million in 2017. Gross profit on sales was flat at $2.5 million with gross margin percentage increasing to 57% from 46% in 2016, due to higher gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2017, selling and administrative expenses decreased $0.1 million, or 2%, to $5.7 million.

Adler Tanks

For the three months ended March 31, 2017, Adler Tanks’ total revenues was $20.5 million, which was comparable to the same period in 2016, as higher rental and rental related services revenues were offset by lower sales revenues. The comparable revenue, together with higher gross margin on rental and rental related services revenues, resulted in a $0.8 million, or 108%, increase in pre-tax income to $1.6 million for the three months ended March 31, 2017, compared to the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/17 compared to Three Months Ended 3/31/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$14,578	$14,449	$129	1%
Rental related services	5,689	5,602	87	2%
Rental operations	20,267	20,051	216	1%
Sales	189	405	(216)	-53%
Other	5	27	(22)	-81%
Total revenues	20,461	20,483	(22)	0%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,955	4,026	(71)	-2%
Rental related services	4,439	4,554	(115)	-3%
Other	2,379	2,627	(248)	-9%
Total direct costs of rental operations	10,773	11,207	(434)	-4%
Costs of sales	133	334	(201)	-60%
Total costs of revenues	10,906	11,541	(635)	-6%
Gross Profit
Rental	8,244	7,796	448	6%
Rental related services	1,250	1,048	202	19%
Rental operations	9,494	8,844	650	7%
Sales	56	71	(15)	-21%
Other	5	27	(22)	-81%
Total gross profit	9,555	8,942	613	7%
Selling and administrative expenses	7,267	7,262	5	0%
Income from operations	2,288	1,680	608	36%
Interest expense allocation	(738)	(934)	(196)	-21%
Pre-tax income	$1,550	$746	$804	108%
Other Information
Average rental equipment [1]	$306,817	$307,596	$(779)	0%
Average rental equipment on rent	$160,526	$154,769	$5,757	4%
Average monthly total yield [2]	1.58%	1.57%		1%
Average utilization [3]	52.3%	50.3%		4%
Average monthly rental rate [4]	3.03%	3.11%		-3%
Period end rental equipment [1]	$306,986	$307,593	$(607)	0%
Period end utilization [3]	53.4%	51.0%		5%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended March 31, 2017 increased $0.6 million, or 7%, to $9.6 million.  For the three months ended March 31, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.1 million, or 1%, due to 4% higher average rental equipment on rent, partly offset by 3% lower average rental rates in 2017 compared to 2016. As a percentage of rental revenues, depreciation was 27% and 28% in 2017 and 2016, respectively, and other direct costs were 16% and 18% in 2017 and 2016, respectively, which resulted in gross margin percentages of 57% and 54% in 2017 and 2016, respectively.  The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $0.4 million, or 6%, to $8.2 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.1 million, or 2%, to $5.7 million compared to 2016. Higher revenues, together with higher gross margin percentage of 22% in 2017 compared to 19% in 2016, resulted in rental related services gross profit increasing 19% to $1.3 million in 2017.

For the three months ended March 31, 2017, selling and administrative expenses were $7.3 million, which was comparable to the same period in 2016.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2017 compared to the same period in 2016 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $25.8 million in 2017 compared to $39.5 million in 2016.  The 35% decrease in net cash provided by operating activities was primarily attributable to an income tax refund received in 2016, and by an increase in prepaid expenses and other assets and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $16.2 million in 2017, compared to $17.6 million in 2016. The $1.4 million decrease was primarily due to $6.9 million lower purchases of rental equipment of $15.9 million in 2017, compared to $22.8 million in 2016, partly offset by $5.0 million higher purchases of property, plant and equipment in 2017.

Cash Flows from Financing Activities: Net cash used in financing activities was $8.7 million in 2017, compared to $22.0 million in 2016.  The $13.3 million decrease was primarily due to $13.1 million lower repayments of bank lines of credit in 2017.

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

At March 31, 2017, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $183.9 million was outstanding, and had capacity to borrow up to an additional $248.1 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2017, the actual ratio was 3.73 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2017, the actual ratio was 1.98 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2017, such sum was $315.2 million and the actual Tangible Net Worth of the Company was $360.4 million.

At March 31, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At March 31, 2017, the principal balance outstanding under the Series A Senior Notes was $40.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At March 31, 2017, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2017, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2017, the actual ratio was 3.73 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2017, the actual ratio was 1.98 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At March 31, 2017, such sum was $315.2 million and the actual Tangible Net Worth of the Company was $360.4 million.

At March 31, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any share authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the three months ended March 31, 2017 and 2016.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2016 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2016 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

As recently announced, Dennis C. Kakures, our President and CEO, took early retirement from the company, and Joseph F. Hanna, our Chief Operating Officer, was appointed President and CEO. The Office of the Chief Executive Officer was thereafter dissolved. Our future performance will depend, in part, on the successful transition of Mr. Hanna as our new Chief Executive Officer. Such leadership transition can be inherently difficult to manage, and an inadequate transition may cause disruption to our business.  If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, suppliers, shareholders and other stockholders and could have an adverse impact on our business.

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

At March 31, 2017, we had $36.2 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $1.8 million per year for each 1% increase in the average interest rate we pay based on the $183.9 million balance of variable rate debt outstanding at March 31, 2017.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2017, 53% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter ended March 31, 2017, oil and gas exploration and production accounted for approximately 6% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues for the same period. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. Any steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.3.2 Employee Stock Ownership and 401(k) Plan Amendment.

10.8

Consulting, Transition and Proprietary Information Agreement dated March 16, 2017, by and between the Company and Dennis C. Kakures, filed as exhibit 10.1 to form 8-K (filed March 16, 2017), and incorporated herein by reference.

10.9	Change in Control Severance Plan Effective January 1, 2017

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2017	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer