Form 10-Q
period 2017-06-30
MCGRATH RENTCORP
filed 2017-08-02
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number:  (925) 606-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of August 1, 2017, 23,993,801 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) and the related condensed consolidated statements of income, comprehensive income and cash flows as of June 30, 2017 and for the three month and six month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 28, 2017. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

San Jose, California

August 2, 2017

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues
Rental	$69,953	$66,747	$137,931	$133,279
Rental related services	18,796	19,315	36,731	36,906
Rental operations	88,749	86,062	174,662	170,185
Sales	20,187	16,396	28,482	25,430
Other	646	647	1,275	1,189
Total revenues	109,582	103,105	204,419	196,804
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,242	18,231	34,621	36,771
Rental related services	14,312	14,677	28,145	28,402
Other	16,039	16,020	31,398	31,302
Total direct costs of rental operations	47,593	48,928	94,164	96,475
Costs of sales	12,778	10,421	17,374	15,918
Total costs of revenues	60,371	59,349	111,538	112,393
Gross profit	49,211	43,756	92,881	84,411
Selling and administrative expenses	27,365	25,683	55,213	52,080
Income from operations	21,846	18,073	37,668	32,331
Other income (expense):
Interest expense	(2,949)	(2,990)	(5,738)	(6,546)
Foreign currency exchange gain (loss)	11	(77)	237	74
Income before provision for income taxes	18,908	15,006	32,167	25,859
Provision for income taxes	7,447	5,927	12,733	10,214
Net income	$11,461	$9,079	$19,434	$15,645
Earnings per share:
Basic	$0.48	$0.38	$0.81	$0.66
Diluted	$0.48	$0.38	$0.80	$0.65
Shares used in per share calculation:
Basic	23,985	23,900	23,968	23,881
Diluted	24,092	23,949	24,164	23,931
Cash dividends declared per share	$0.260	$0.255	$0.520	$0.510

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$11,461	$9,079	$19,434	$15,645
Other comprehensive income (loss):
Foreign currency translation adjustment	(30)	5	(108)	(87)
Tax benefit (provision)	11	(1)	36	33
Comprehensive income	$11,442	$9,083	$19,362	$15,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2017	2016
Assets
Cash	$1,871	$852
Accounts receivable, net of allowance for doubtful accounts of $1,987 in 2017 and $2,087 in 2016	96,539	96,877
Rental equipment, at cost:
Relocatable modular buildings	782,503	769,190
Electronic test equipment	249,935	246,325
Liquid and solid containment tanks and boxes	309,784	308,542
	1,342,222	1,324,057
Less accumulated depreciation	(479,015)	(467,686)
Rental equipment, net	863,207	856,371
Property, plant and equipment, net	118,117	112,190
Prepaid expenses and other assets	34,422	25,583
Intangible assets, net	8,159	8,595
Goodwill	27,808	27,808
Total assets	$1,150,123	$1,128,276
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$330,287	$326,266
Accounts payable and accrued liabilities	82,332	78,205
Deferred income	42,533	37,499
Deferred income taxes, net	292,606	292,019
Total liabilities	747,758	733,989
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 23,992 shares as of June 30, 2017 and 23,948 shares as of December 31, 2016	103,040	101,821
Retained earnings	299,452	292,521
Accumulated other comprehensive loss	(127)	(55)
Total shareholders’ equity	402,365	394,287
Total liabilities and shareholders’ equity	$1,150,123	$1,128,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities :
Net income	$19,434	$15,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,752	41,417
Provision for doubtful accounts	597	987
Share-based compensation	1,538	1,586
Gain on sale of used rental equipment	(7,914)	(6,282)
Foreign currency exchange gain	(237)	(74)
Amortization of debt issuance costs	25	26
Change in:
Accounts receivable	(259)	(1,584)
Income taxes receivable	—	11,000
Prepaid expenses and other assets	(8,839)	(2,863)
Accounts payable and accrued liabilities	680	4,361
Deferred income	5,034	2,061
Deferred income taxes	587	6,105
Net cash provided by operating activities	49,398	72,385
Cash Flows from Investing Activities:
Purchases of rental equipment	(46,118)	(45,715)
Purchases of property, plant and equipment	(9,623)	(8,698)
Proceeds from sales of used rental equipment	16,057	13,059
Net cash used in investing activities	(39,684)	(41,354)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	23,996	1,814
Principal payments on Series A senior notes	(20,000)	(20,000)
Proceeds from the exercise of stock options	—	37
Taxes paid related to net share settlement of stock awards	(319)	(486)
Payment of dividends	(12,390)	(12,253)
Net cash used in financing activities	(8,713)	(30,888)
Effect of foreign currency exchange rate changes on cash	18	(8)
Net increase in cash	1,019	135
Cash balance, beginning of period	852	1,103
Cash balance, end of period	$1,871	$1,238
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$5,817	$6,646
Net income taxes paid, during the period	$18,141	$5,679
Dividends accrued during the period, not yet paid	$6,214	$6,135
Rental equipment acquisitions, not yet paid	$6,359	$3,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the six months ended June 30, 2017 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 28, 2017 for the year ended December 31, 2016 (the “2016 Annual Report”).

In order to conform to our current year presentation, certain amounts were reclassified from other to rental related services within the direct costs of rental operations on the Condensed Consolidated Statements of Income.  These reclassifications had no impact on net income, earnings per share or operating cash flows.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of this guidance is to establish the principles for reporting useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers.  The FASB has continued to issue ASUs to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12,  Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Revenue from Contracts with Customers: Technical Correction and Improvements. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time.  These standards are effective for the interim and annual reporting periods beginning after December 31, 2017.  The new standard permits two methods of adoption:  retrospectively to each prior period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  While the Company is still evaluating the potential impact of this guidance, including the method of adoption, the Company believes the majority of its revenue, as such revenue relates to rental contractual revenue, is excluded from the scope of this standard, and the remaining revenue streams will not be materially affected.  The Company’s Enviroplex division currently recognizes the sale of its manufactured modular buildings to customers following the completed contract method which, under the new guidance, may change to occur over time.  The Company currently does not anticipate the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  While the Company is still evaluating the potential impact of this guidance, as a lessor, the Company does not believe the accounting for operating lease revenues will be materially affected by this standard.  The Company anticipates its lessee accounting to increase its total assets and liabilities; however, the Company is currently evaluating the magnitude of the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

During the first quarter 2017, the Company adopted ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  As a result of the adoption, the Company recognized $116,000 and $134,000 of excess tax benefits related to share-based payments as a reduction to the provision for income taxes for the three and six months ended June 30, 2017, respectively.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity with the prior period adjusted accordingly.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.  Retrospective application of the cash flow presentation requirements resulted in decreases to both net cash provided by operations and net cash used in financing activities of $871,000 for the six months ended June 30, 2016.  The Company’s compensation expense for each period continues to reflect forfeitures as they occur, rather than based upon estimated expected forfeitures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation, Stock Compensation (Topic 718).  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments of this update are effective for the interim and annual periods beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Weighted-average number of shares of common stock for calculating basic earnings per share	23,985	23,900	23,968	23,881
Effect of potentially dilutive securities from equity-based compensation	107	49	196	50
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,092	23,949	24,164	23,931

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Options to purchase shares of common stock	306	989	10	989

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	June 30, 2017	December 31, 2016
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(7,152)	(6,716)
		$8,159	$8,595

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

The Company conducts its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2016.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2017 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.5 million for the remainder of fiscal year 2017, $0.9 million in each of the fiscal years 2018 and 2019 and $0.2 million in 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2017 and 2016 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2017
Rental revenues	$68,684	$39,551	$29,696	$ —	$137,931
Rental related services revenues	23,554	1,312	11,865	—	36,731
Sales and other revenues	12,703	10,990	1,153	4,911	29,757
Total revenues	104,941	51,853	42,714	4,911	204,419
Depreciation of rental equipment	10,666	16,071	7,884	—	34,621
Gross profit	47,578	23,847	19,832	1,624	92,881
Selling and administrative expenses	27,617	11,019	14,528	2,049	55,213
Income (loss) from operations	19,961	12,828	5,304	(425)	37,668
Interest (expense) income allocation	(3,289)	(1,126)	(1,515)	192	(5,738)
Income (loss) before provision for income taxes	16,672	11,939	3,789	(233)	32,167
Rental equipment acquisitions	21,531	25,510	2,558	—	49,599
Accounts receivable, net (period end)	57,268	18,443	15,918	4,910	96,539
Rental equipment, at cost (period end)	782,503	249,935	309,784		1,342,222
Rental equipment, net book value (period end)	551,101	96,547	215,559		863,207
Utilization (period end) [2]	75.7%	61.6%	55.4%
Average utilization [2]	76.7%	62.3%	53.4%
2016
Rental revenues	$62,792	$41,197	$29,290	$ —	$133,279
Rental related services revenues	23,337	1,501	12,068	—	36,906
Sales and other revenues	8,634	13,194	644	4,147	26,619
Total revenues	94,763	55,892	42,002	4,147	196,804
Depreciation of rental equipment	10,347	18,386	8,038	—	36,771
Gross profit	41,287	22,558	19,077	1,489	84,411
Selling and administrative expenses	24,798	11,343	14,155	1,784	52,080
Income (loss) from operations	16,489	11,215	4,922	(295)	32,331
Interest (expense) income allocation	(3,602)	(1,340)	(1,719)	115	(6,546)
Income (loss) before provision for income taxes	12,887	9,949	3,203	(180)	25,859
Rental equipment acquisitions	26,448	15,373	550	—	42,371
Accounts receivable, net (period end)	52,362	23,098	15,757	4,643	95,860
Rental equipment, at cost (period end)	761,125	251,080	310,089		1,322,294
Rental equipment, net book value (period end)	544,132	94,320	229,970		868,422
Utilization (period end) [2]	75.7%	59.7%	46.8%
Average utilization [2]	76.0%	59.5%	49.7%

1.

Gross Enviroplex sales revenues were $4,911 and $4,147 for the six months ended June 30, 2017 and 2016, respectively, with no inter-segment sales to Mobile Modular requiring elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2017 and 2016. Revenues from foreign country customers accounted for 5% of the Company’s total revenues for the same periods.

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

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the six months ended June 30, 2017. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2017, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 52%, 37%, 12% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 50%, 39%, 12% and negative 1% for the same period in 2016. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 85% and 86% of consolidated revenues in the six months ended June 30, 2017 and 2016, respectively.  Of the total rental operations revenues for the six months ended June 30, 2017, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 53%, 23% and 24%, respectively, compared to 51%, 25% and 24%, respectively, in the same period of 2016. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2017 and 2016, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 15% and 14% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues for the six months ended June 30, 2017 and 2016, Mobile Modular and Enviroplex together comprised 59% and 48%, respectively, TRS-RenTelco comprised 37% and 50%, respectively, and Adler Tanks comprised 4% and 2%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Net income	$11,461	$9,079	$19,434	$15,645	$42,040	$40,779
Provision for income taxes	7,447	5,927	12,733	10,214	31,199	26,108
Interest	2,949	2,990	5,738	6,546	11,399	11,900
Depreciation and amortization	19,348	20,557	38,752	41,417	78,514	83,526
EBITDA	41,205	38,553	76,657	73,822	163,152	162,313
Share-based compensation	732	730	1,538	1,586	3,043	3,032
Adjusted EBITDA [1]	$41,937	$39,283	$78,195	$75,408	$166,195	$165,345
Adjusted EBITDA margin [2]	38%	38%	38%	38%	38%	40%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Adjusted EBITDA [1]	$41,937	$39,283	$78,195	$75,408	$166,195	$165,345
Interest paid	(3,397)	(3,660)	(5,817)	(6,646)	(11,607)	(11,791)
Net income taxes paid	(12,576)	(4,973)	(18,141)	(5,679)	(28,017)	(6,687)
Gain on sale of used rental equipment	(4,971)	(3,316)	(7,914)	(6,282)	(15,371)	(12,619)
Foreign currency exchange loss (gain)	(11)	77	(237)	(74)	(42)	161
Amortization of debt financing cost	12	13	25	26	51	51
Change in certain assets and liabilities:
Accounts receivable, net	(3,987)	(3,977)	338	(597)	(925)	(2,140)
Income taxes receivable	—	—	—	11,000	—	—
Prepaid expenses and other assets	(7,303)	(4,812)	(8,839)	(2,863)	(4,027)	2,066
Accounts payable and other liabilities	11,218	13,451	6,754	6,031	7,943	9,515
Deferred income	2,646	1,525	5,034	2,061	3,509	8,623
Net cash provided by operating activities	$23,568	$33,611	$49,398	$72,385	$117,709	$152,524

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2017, the actual ratio was 3.75 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2017, the actual ratio was 1.99 to 1.

At June 30, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 7, 2017, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.26 per common share for the quarter ended June 30, 2017, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2017 Compared to

Three Months Ended June 30, 2016

Overview

Consolidated revenues for the three months ended June 30, 2017 increased 6% to $109.6 million from $103.1 million in the same period in 2016.  Consolidated net income for the three months ended June 30, 2017 increased 26% to $11.5 million, from $9.1 million for the same period in 2016. Earnings per diluted share for the three months ended June 30, 2017 increased 26% to $0.48 from $0.38 for the same period in 2016.

For the three months ended June 30, 2017, on a consolidated basis:

•

Gross profit increased $5.5 million, or 12%, to $49.2 million in 2017. Mobile Modular’s gross profit increased $4.5 million, or 22%, due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues. TRS-RenTelco’s gross profit increased $0.9 million, or 8%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $0.1 million, or 7%.  Adler Tanks’ gross profit increased $0.1 million, or 1%, primarily due to higher gross profit on sales revenues.

•	Selling and administrative expenses increased $1.7 million, or 7%, to $27.4 million, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense decreased $0.1 million, or 1%, to $2.9 million in 2017 compared to the same period in 2016, due to 9% lower average debt levels of the Company and 9% higher net average interest rates of 3.56% in 2017 compared to 3.27% in 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 51%, 35% and 12%, respectively, compared to 44%, 35% and 16%, respectively, for the comparable 2016 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 2% in 2017 compared to 5% in 2016.

•	Adjusted EBITDA increased $2.7 million, or 7%, to $41.9 million in 2017.

Mobile Modular

For the three months ended June 30, 2017, Mobile Modular’s total revenues increased $7.0 million, or 14%, to $56.6 million compared to the same period in 2016, primarily due to higher sales and rental revenues, partly offset by lower rental related services revenues. The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses and lower gross profit on rental related services revenues, resulted in a 45% increase in pre-tax income to $9.6 million for the three months ended June 30, 2017, from $6.6 million for the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/17 compared to Three Months Ended 6/30/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$35,030	$31,637	$3,393	11%
Rental related services	11,966	12,132	(166)	-1%
Rental operations	46,996	43,769	3,227	7%
Sales	9,504	5,785	3,719	64%
Other	138	125	13	10%
Total revenues	56,638	49,679	6,959	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,333	5,221	112	2%
Rental related services	8,930	9,024	(94)	-1%
Other	10,247	10,536	(289)	-3%
Total direct costs of rental operations	24,510	24,781	(271)	-1%
Costs of sales	6,994	4,264	2,730	64%
Total costs of revenues	31,504	29,045	2,459	8%
Gross Profit
Rental	19,451	15,881	3,570	22%
Rental related services	3,036	3,108	(72)	-2%
Rental operations	22,487	18,989	3,498	18%
Sales	2,509	1,520	989	65%
Other	138	125	13	10%
Total gross profit	25,134	20,634	4,500	22%
Selling and administrative expenses	13,817	12,336	1,481	12%
Income from operations	11,317	8,298	3,019	36%
Interest expense allocation	(1,698)	(1,655)	43	3%
Pre-tax income	$9,619	$6,643	$2,976	45%
Other Selected Information
Average rental equipment [1]	$746,358	$717,755	$28,603	4%
Average rental equipment on rent	$570,728	$543,761	$26,967	5%
Average monthly total yield [2]	1.56%	1.47%		6%
Average utilization [3]	76.5%	75.8%		1%
Average monthly rental rate [4]	2.05%	1.94%		6%
Period end rental equipment [1]	$747,351	$722,237	$25,114	3%
Period end utilization [3]	75.7%	75.7%		0%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2017 increased $4.5 million, or 22%, to $25.1 million.  For the three months ended June 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.4 million, or 11%, primarily due to 5% higher average rental equipment on rent and 6% higher average monthly rental rates in 2017. As a percentage of rental revenues, depreciation was 15% in 2017 compared to 17% in 2016, and other direct costs were 29% in 2017 compared to 33% in 2016, which resulted in gross margin percentages of 56% in 2017 compared to 50% in 2016. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $3.6 million, or 22%, to $19.5 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 1%, compared to 2016.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to lower amortization of delivery and return delivery and dismantle revenues, partly offset by higher delivery and return delivery revenues at Mobile Modular Portable Storage. The lower revenues and lower gross margin percentage of 25% in 2017 compared to 26% in 2016, resulted in rental related services gross profit decreasing $0.1 million, or 2%, to $3.0 million in 2017.

•

Gross Profit on Sales – Sales revenues increased $3.7 million, or 64%, compared to 2016, primarily due to higher used equipment sales.  Higher sales revenues, and a flat gross margin percentage of 26% in 2017 and 2016, resulted in gross profit on sales increasing $1.0 million, or 65%, to $2.5 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2017, selling and administrative expenses increased $1.5 million, or 12%, to $13.8 million, primarily due to increased salaries and employee benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended June 30, 2017, TRS-RenTelco’s total revenues decreased $1.4 million, or 5% to $26.5 million compared to the same period in 2016, primarily due to lower sales and rental revenues. Pre-tax income increased $1.2 million, or 23%, to $6.6 million for the three months ended June 30, 2017 compared to the same period in 2016, due to higher gross profit on rental and sales revenues and lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/17 compared to Three Months Ended 6/30/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$19,805	$20,269	$(464)	-2%
Rental related services	654	717	(63)	-9%
Rental operations	20,459	20,986	(527)	-3%
Sales	5,605	6,428	(823)	-13%
Other	475	494	(19)	-4%
Total revenues	26,539	27,908	(1,369)	-5%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,980	8,998	(1,018)	-11%
Rental related services	657	629	28	4%
Other	3,272	3,337	(65)	-2%
Total direct costs of rental operations	11,909	12,964	(1,055)	-8%
Costs of sales	2,176	3,402	(1,226)	-36%
Total costs of revenues	14,085	16,366	(2,281)	-14%
Gross Profit (Loss)
Rental	8,553	7,933	620	8%
Rental related services	(3)	88	(91)	-103%
Rental operations	8,550	8,021	529	7%
Sales	3,429	3,027	402	13%
Other	475	494	(19)	-4%
Total gross profit	12,454	11,542	912	8%
Selling and administrative expenses	5,330	5,546	(216)	-4%
Income from operations	7,124	5,996	1,128	19%
Interest expense allocation	(580)	(610)	(30)	-5%
Foreign currency exchange gain (loss)	11	(77)	88	114%
Pre-tax income	$6,555	$5,309	$1,246	23%
Other Selected Information
Average rental equipment [1]	$248,117	$254,970	$(6,853)	-3%
Average rental equipment on rent	$154,757	$151,700	$3,057	2%
Average monthly total yield [2]	2.66%	2.65%		0%
Average utilization [3]	62.4%	59.5%		5%
Average monthly rental rate [4]	4.27%	4.45%		-4%
Period end rental equipment [1]	$249,766	$252,553	$(2,787)	-1%
Period end utilization [3]	61.6%	59.7%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended June 30, 2017 increased $0.9 million, or 8%, to $12.5 million. For the three months ended June 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.5 million, or 2%, and depreciation expense decreased $1.0 million, or 11%, resulting in increased gross profit on rental revenues of $0.6 million, or 8%, to $8.6 million. As a percentage of rental revenues, depreciation was 40% in 2017 compared to 44% in 2016 and other direct costs were 17% in 2017 and 2016, which resulted in a gross margin percentage of 43% in 2017 compared to 39% in 2016. The rental revenues decrease was due to 4% lower average monthly rental rates, partly offset by 2% higher average rental equipment on rent in 2017 as compared to 2016.

•

Gross Profit on Sales – Sales revenues decreased $0.8 million, or 13%, to $5.6 million in 2017. Gross profit on sales increased 13% to $3.4 million with gross margin percentage increasing to 61% from 47% in 2016, due to higher gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2017, selling and administrative expenses decreased $0.2 million, or 4%, to $5.3 million due to lower allocated corporate expenses.

Adler Tanks

For the three months ended June 30, 2017, Adler Tanks’ total revenues increased $0.7 million, or 3%, to $22.3 million compared to the same period in 2016, primarily due to higher sales and rental revenues, partly offset by lower rental related services revenues. Higher selling and administrative expenses, partly offset by higher gross profit on sales revenues, resulted in a $0.2 million, or 9%, decrease in pre-tax income to $2.2 million for the three months ended June 30, 2017, compared to the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/17 compared to Three Months Ended 6/30/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$15,118	$14,841	$277	2%
Rental related services	6,176	6,466	(290)	-4%
Rental operations	21,294	21,307	(13)	0%
Sales	926	184	742	nm
Other	33	28	5	18%
Total revenues	22,253	21,519	734	3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,929	4,012	(83)	-2%
Rental related services	4,725	5,024	(299)	-6%
Other	2,520	2,147	373	17%
Total direct costs of rental operations	11,174	11,183	(9)	0%
Costs of sales	802	201	601	nm
Total costs of revenues	11,976	11,384	592	5%
Gross Profit
Rental	8,669	8,682	(13)	0%
Rental related services	1,450	1,442	8	1%
Rental operations	10,119	10,124	(5)	0%
Sales	125	(17)	142	nm
Other	33	28	5	18%
Total gross profit	10,277	10,135	142	1%
Selling and administrative expenses	7,261	6,893	368	5%
Income from operations	3,016	3,242	(226)	-7%
Interest expense allocation	(777)	(785)	(8)	-1%
Pre-tax income	$2,239	$2,457	$(218)	-9%
Other Selected Information
Average rental equipment [1]	$307,263	$307,868	$(605)	0%
Average rental equipment on rent	$167,189	$152,050	$15,139	10%
Average monthly total yield [2]	1.64%	1.61%		2%
Average utilization [3]	54.4%	49.4%		10%
Average monthly rental rate [4]	3.01%	3.25%		-7%
Period end rental equipment [1]	$307,174	$308,051	$(877)	0%
Period end utilization [3]	55.4%	46.8%		18%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the three months ended June 30, 2017 increased 1%, to $10.3 million.  For the three months ended June 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.3 million, or 2%, due to 10% higher average rental equipment on rent, partly offset by 7% lower average rental rates in 2017 compared to 2016. As a percentage of rental revenues, depreciation was 26% and 27% in 2017 and 2016, respectively, and other direct costs were 17% and 14% in 2017 and 2016, respectively, which resulted in gross margin percentages of 57% and 59% in 2017 and 2016, respectively.  The higher rental revenues were offset by lower rental margins, which resulted in comparable gross profit on rental revenues of $8.7 million in 2017 and 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.3 million, or 4%, to $6.2 million compared to 2016. Higher gross margin percentage of 23% in 2017 compared to 22% in 2016, partly offset by lower rental related services revenues resulted in rental related services gross profit increasing 1% to $1.5 million in 2017.

For the three months ended June 30, 2017, selling and administrative expenses increased 5% to $7.3 million compared to the same period in 2016, primarily due to increased salaries and employee benefit costs.

Six Months Ended June 30, 2017 Compared to

Six Months Ended June 30, 2016

Overview

Consolidated revenues for the six months ended June 30, 2017 increased 4% to $204.4 million from $196.8 million for the same period in 2016.  Consolidated net income for the six months ended June 30, 2017 increased 24% to $19.4 million, from $15.6 million for the same period in 2016. Earnings per diluted share for the six months ended June 30, 2017 increased 23% to $0.80 from $0.65 for the same period in 2016.

For the six months ended June 30, 2017, on a consolidated basis:

•

Gross profit increased $8.5 million, or 10%, to $92.9 million from $84.4 million for the same period in 2016. Mobile Modular’s gross profit increased $6.3 million, or 15%, primarily due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues. TRS-RenTelco’s gross profit increased $1.3 million, or 6%, primarily due to higher gross profit on rental and sales revenues.  Adler Tanks’ gross profit increased $0.8 million, or 4%, primarily due to higher gross profit on rental, rental related services and sales revenues.  Enviroplex’s gross profit increased $0.1 million, primarily due to higher sales revenues.

•

Selling and administrative expenses increased 6% to $55.2 million from $52.1 million for the same period in 2016, primarily due to increased employee headcount, salaries and employee benefit costs and higher corporate administrative expenses.

•

Interest expense decreased 12% to $5.7 million, due to 11% lower average debt levels of the Company and 1% lower net average interest rates of 3.49% in 2017 compared to 3.53% in 2016.  In March 2016, the Company secured a new line of credit with a syndicate of banks.  This new line of credit replaced the Company’s prior $420.0 million line of credit.  As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the six months ended June 30, 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 52%, 37% and 12%, respectively, compared to 50%, 39% and 12%, respectively, for the comparable 2016 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% in 2017 and 2016.

•	Adjusted EBITDA increased $2.8 million, or 4%, to $78.2 million in 2017.

Mobile Modular

For the six months ended June 30, 2017, Mobile Modular’s total revenues increased $10.2 million, or 11%, to $104.9 million compared to the same period in 2016, primarily due to higher rental, sales and rental related services revenues during the period. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a 29% increase in pre-tax income to $16.7 million for the six months ended June 30, 2017, from $12.9 million for the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/17 compared to Six Months Ended 6/30/16 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$68,684	$62,792	$5,892	9%
Rental related services	23,554	23,337	217	1%
Rental operations	92,238	86,129	6,109	7%
Sales	12,468	8,432	4,036	48%
Other	235	202	33	16%
Total revenues	104,941	94,763	10,178	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,666	10,347	319	3%
Rental related services	17,727	17,559	168	1%
Other	19,894	19,552	342	2%
Total direct costs of rental operations	48,287	47,458	829	2%
Costs of sales	9,076	6,018	3,058	51%
Total costs of revenues	57,363	53,476	3,887	7%
Gross Profit
Rental	38,125	32,894	5,231	16%
Rental related services	5,827	5,778	49	1%
Rental operations	43,952	38,672	5,280	14%
Sales	3,391	2,413	978	41%
Other	235	202	33	16%
Total gross profit	47,578	41,287	6,291	15%
Selling and administrative expenses	27,617	24,798	2,819	11%
Income from operations	19,961	16,489	3,472	21%
Interest expense allocation	(3,289)	(3,602)	(313)	-9%
Pre-tax income	$16,672	$12,887	$3,785	29%
Other Selected Information
Average rental equipment [1]	$745,508	$713,503	$32,005	4%
Average rental equipment on rent	$571,657	$542,077	$29,580	5%
Average monthly total yield [2]	1.54%	1.47%		5%
Average utilization [3]	76.7%	76.0%		1%
Average monthly rental rate [4]	2.00%	1.93%		4%
Period end rental equipment [1]	$747,351	$722,237	$25,114	3%
Period end utilization [3]	75.7%	75.7%		0%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2017 increased 15% to $47.6 million from $41.3 million for the same period in 2016.  For the six months ended June 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues - Rental revenues increased $5.9 million, or 9%, primarily due to 5% higher average rental equipment on rent and 4% higher average monthly rental rates in 2017 as compared to 2016. As a percentage of rental revenues, depreciation was 16% in 2017 and 2016, and other direct costs were 29% in 2017 and 31% in 2016, which resulted in gross margin percentage of 56% in 2017 and 52% in 2016. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $5.2 million, or 16%, to $38.1 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.2 million, or 1%, compared to 2016.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues, together with a comparable gross margin percentage of 25% in 2017 and 2016, resulted in rental related services gross profit increasing $0.1 million, or 1% to $5.8 million in 2017.

•

Gross Profit on Sales – Sales revenues increased $4.0 million, or 48%, primarily due to higher used equipment sales compared to 2016. Higher sales revenues, partly offset by lower gross margin percentage of 27% in 2017 compared to 29% in 2016 resulted in sales gross profit increasing 41% to $3.4 million from $2.4 million in 2016. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2017, selling and administrative expenses increased $2.8 million, or 11%, to $27.6 million from $24.8 million in the same period in 2016, primarily due to increased employee headcount, salaries and benefit cost and higher allocated corporate expenses.

TRS-RenTelco

For the six months ended June 30, 2017, TRS-RenTelco’s total revenues decreased $4.0 million to $51.9 million compared to the same period in 2016, due to lower sales, rental and rental related services revenues. Pre-tax income increased 20%, to $11.9 million for the six months ended June 30, 2017 compared to $9.9 million for the same period in 2016, primarily due to higher gross profit on rental and sales revenues and lower general and administrative expenses, partly offset by lower gross profit on rental related services revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/17 compared to Six Months Ended 6/30/16 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$39,551	$41,197	$(1,646)	-4%
Rental related services	1,312	1,501	(189)	-13%
Rental operations	40,863	42,698	(1,835)	-4%
Sales	9,988	12,262	(2,274)	-19%
Other	1,002	932	70	8%
Total revenues	51,853	55,892	(4,039)	-7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,071	18,386	(2,315)	-13%
Rental related services	1,254	1,265	(11)	-1%
Other	6,605	6,976	(371)	-5%
Total direct costs of rental operations	23,930	26,627	(2,697)	-10%
Costs of sales	4,076	6,707	(2,631)	-39%
Total costs of revenues	28,006	33,334	(5,328)	-16%
Gross Profit
Rental	16,875	15,834	1,041	7%
Rental related services	58	236	(178)	-75%
Rental operations	16,933	16,070	863	5%
Sales	5,912	5,556	356	6%
Other	1,002	932	70	8%
Total gross profit	23,847	22,558	1,289	6%
Selling and administrative expenses	11,019	11,343	(324)	-3%
Income from operations	12,828	11,215	1,613	14%
Interest expense allocation	(1,126)	(1,340)	(214)	-16%
Foreign currency exchange gain	237	74	163	220%
Pre-tax income	$11,939	$9,949	$1,990	20%
Other Selected Information
Average rental equipment [1]	$247,099	$257,767	$(10,668)	-4%
Average rental equipment on rent	$153,943	$153,378	$565	0%
Average monthly total yield [2]	2.67%	2.66%		0%
Average utilization [3]	62.3%	59.5%		5%
Average monthly rental rate [4]	4.28%	4.48%		-4%
Period end rental equipment [1]	$249,766	$252,553	$(2,787)	-1%
Period end utilization [3]	61.6%	59.7%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the six months ended June 30, 2017 increased 6% to $23.8 million from $22.6 million for the same period in 2016.  For the six months ended June 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.6 million, or 4%, with depreciation expenses decreasing $2.3 million, or 13%, to $16.1 million and other direct costs decreasing $0.4 million, or 5%, to $6.6 million, resulting in increased gross profit on rental revenues of $1.0 million, or 7%, to $16.9 million.  As a percentage of rental revenues, depreciation was 41% and 45% in 2017 and 2016, respectively, and other direct costs were 17% in 2017 and 2016, which resulted in a gross margin percentage of 43% in 2017 compared to 38% in 2016. The rental revenues decrease was due to 4% lower average monthly rental rates compared to 2016.

•

Gross Profit on Sales – Sales revenues decreased $2.3 million, or 19%, to $10.0 million in 2017, compared to $12.3 million in 2016. Lower sales revenues, partly offset by higher gross margin percentage of 59% in 2017 compared to 45% in 2016, primarily due to higher gross margins on used equipment sales, resulted in gross profit on sales increasing 6%, to $5.9 million from $5.6 million in 2016. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2017, selling and administrative expenses decreased $0.3 million, or 3%, to $11.0 million from $11.3 million in the same period in 2016, primarily due to lower allocated corporate expenses.

Adler Tanks

For the six months ended June 30, 2017, Adler Tanks’ total revenues increased $0.7 million, or 2%, to $42.7 million compared to the same period in 2016, primarily due to higher rental and sales revenues, partly offset by lower rental related services revenues during the period. The revenue increase, partly offset by higher selling and administrative expenses resulted in pre-tax income of $3.8 million for the six months ended June 30, 2016, an increase of 18% compared to 2016.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/17 compared to Six Months Ended 6/30/16 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$29,696	$29,290	$406	1%
Rental related services	11,865	12,068	(203)	-2%
Rental operations	41,561	41,358	203	0%
Sales	1,115	589	526	89%
Other	38	55	(17)	-31%
Total revenues	42,714	42,002	712	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,884	8,038	(154)	-2%
Rental related services	9,164	9,578	(414)	-4%
Other	4,899	4,774	125	3%
Total direct costs of rental operations	21,947	22,390	(443)	-2%
Costs of sales	935	535	400	75%
Total costs of revenues	22,882	22,925	(43)	0%
Gross Profit
Rental	16,913	16,478	435	3%
Rental related services	2,700	2,490	210	8%
Rental operations	19,613	18,968	645	3%
Sales	181	54	127	235%
Other	38	55	(17)	-31%
Total gross profit	19,832	19,077	755	4%
Selling and administrative expenses	14,528	14,155	373	3%
Income from operations	5,304	4,922	382	8%
Interest expense allocation	(1,515)	(1,719)	(204)	-12%
Pre-tax income	$3,789	$3,203	$586	18%
Other Selected Information
Average rental equipment [1]	$307,048	$307,752	$(704)	0%
Average rental equipment on rent	$163,848	$152,921	$10,927	7%
Average monthly total yield [2]	1.61%	1.60%		1%
Average utilization [3]	53.40%	49.7%		7%
Average monthly rental rate [4]	3.02%	3.19%		-5%
Period end rental equipment [1]	$307,174	$308,051	$(877)	0%
Period end utilization [3]	55.4%	46.8%		18%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the six months ended June 30, 2017 increased 4% to $19.8 million from $19.1 million for the same period in 2016.  For the six months ended June 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.4 million, or 1%, primarily due to 7% higher average rental equipment on rent, partly offset by 5% lower average monthly rental rates in 2017 as compared to 2016. As a percentage of rental revenues, depreciation was 27% in 2017 and 2016, and other direct costs were 16% in 2017 and 2016, which resulted in gross margin percentages of 57% and 56% in 2017 and 2016, respectively. The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $0.4 million, or 3%, to $16.9 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 2%, compared to 2016. The lower revenues and higher gross margin percentage of 23% in 2017 compared to 21% in 2016, resulted in rental related services gross profit increasing $0.2 million, or 8%, to $2.7 million in 2017.

For the six months ended June 30, 2017, selling and administrative expenses increased $0.4 million, or 3%, to $14.5 million compared to the same period in 2016, primarily due to increased employee headcount and higher salaries and employee benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2017 compared to the same period in 2016 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $49.4 million in 2017 compared to $72.4 million in 2016.  The 32% decrease in net cash provided by operating activities was primarily attributable to an income tax refund received in 2016, and by a higher increase in prepaid expenses and other assets and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $39.7 million in 2017, compared to $41.4 million in 2016. The $1.7 million decrease was primarily due to $3.0 million higher proceeds from sales of used rental equipment, partly offset by $0.4 million higher purchases of rental equipment of $46.1 million in 2017, compared to $45.7 million in 2016 and $0.9 million higher purchases of property, plant and equipment in 2017.

Cash Flows from Financing Activities: Net cash used in financing activities was $8.7 million in 2017, compared to $30.9 million in 2016.  The $22.2 million decrease was primarily due to higher borrowings on bank lines of credit in 2017.

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

Unsecured Revolving Lines of Credit

In March 2016, the Company renewed its credit agreement with a syndicate of banks (the “Credit Facility”). The five-year facility matures on March 31, 2021 and replaced the Company’s prior $420.0 million unsecured revolving credit facility. The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be increased to $620.0 million with $200.0 million of additional commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing-line loans.

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

At June 30, 2017, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $210.4 million was outstanding, and had capacity to borrow up to an additional $221.6 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2017, the actual ratio was 3.75 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2017, the actual ratio was 1.99 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2017, such sum was $317.9 million and the actual Tangible Net Worth of the Company was $366.4 million.

At June 30, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At June 30, 2017, the principal balance outstanding under the Series A Senior Notes was $20.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At June 30, 2017, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At June 30, 2017, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2017, the actual ratio was 3.75 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2017, the actual ratio was 1.99 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At June 30, 2017, such sum was $317.9 million and the actual Tangible Net Worth of the Company was $366.4 million.

At June 30, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any share authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases of common stock during the six months ended June 30, 2017 and 2016.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2016 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2016 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2017, we had $36.0 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.1 million per year for each 1% increase in the average interest rate we pay based on the $210.4 million balance of variable rate debt outstanding at June 30, 2017.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2017, 52% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and six months ended June 30, 2017, oil and gas exploration and production accounted for approximately 9% and 7%, respectively, of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues for the same periods. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. Any steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2017	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer