Form 10-Q
period 2017-09-30
MCGRATH RENTCORP
filed 2017-10-31
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, 24,032,112 shares of Registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements.  These forward-looking statements also can be identified by the use of forward-looking terminology such as “believes,” “expects,” “will,” or “anticipates” or the negative of these terms or other comparable terminology..

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”), and the related condensed consolidated statements of income and comprehensive income, as of September 30, 2017 and for the three month and nine month periods ended September 30, 2017, and 2016 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ GRANT THORNTON LLP

San Jose, California

October 31, 2017

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues
Rental	$73,781	$67,757	$211,712	$201,036
Rental related services	21,856	20,122	58,587	57,028
Rental operations	95,637	87,879	270,299	258,064
Sales	38,684	33,486	67,166	58,916
Other	1,067	628	2,342	1,817
Total revenues	135,388	121,993	339,807	318,797
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,492	17,819	52,113	54,590
Rental related services	16,611	16,026	44,756	44,428
Other	15,396	14,689	46,794	45,991
Total direct costs of rental operations	49,499	48,534	143,663	145,009
Costs of sales	27,114	23,026	44,488	38,944
Total costs of revenues	76,613	71,560	188,151	183,953
Gross profit	58,775	50,433	151,656	134,844
Selling and administrative expenses	28,489	26,201	83,702	78,281
Income from operations	30,286	24,232	67,954	56,563
Other income (expense):
Interest expense	(2,986)	(2,940)	(8,724)	(9,486)
Foreign currency exchange gain (loss)	36	(15)	273	59
Income before provision for income taxes	27,336	21,277	59,503	47,136
Provision for income taxes	10,574	8,405	23,307	18,619
Net income	$16,762	$12,872	$36,196	$28,517
Earnings per share:
Basic	$0.70	$0.54	$1.51	$1.19
Diluted	$0.69	$0.54	$1.50	$1.19
Shares used in per share calculation:
Basic	24,015	23,911	23,984	23,891
Diluted	24,228	24,041	24,201	23,957
Cash dividends declared per share	$0.260	$0.255	$0.780	$0.765

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$16,762	$12,872	$36,196	$28,517
Other comprehensive income (loss):
Foreign currency translation adjustment	(11)	17	(119)	(69)
Tax benefit (provision)	7	(8)	43	24
Comprehensive income	$16,758	$12,881	$36,120	$28,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2017	2016
Assets
Cash	$1,369	$852
Accounts receivable, net of allowance for doubtful accounts of $1,987 in 2017 and $2,087 in 2016	107,413	96,877
Rental equipment, at cost:
Relocatable modular buildings	781,791	769,190
Electronic test equipment	258,877	246,325
Liquid and solid containment tanks and boxes	309,825	308,542
	1,350,493	1,324,057
Less accumulated depreciation	(484,769)	(467,686)
Rental equipment, net	865,724	856,371
Property, plant and equipment, net	119,315	112,190
Prepaid expenses and other assets	26,844	25,583
Intangible assets, net	7,942	8,595
Goodwill	27,808	27,808
Total assets	$1,156,415	$1,128,276
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$323,117	$326,266
Accounts payable and accrued liabilities	81,765	78,205
Deferred income	42,188	37,499
Deferred income taxes, net	296,563	292,019
Total liabilities	743,633	733,989
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,032 shares as of September 30, 2017 and 23,948 shares as of December 31, 2016	102,703	101,821
Retained earnings	310,210	292,521
Accumulated other comprehensive loss	(131)	(55)
Total shareholders’ equity	412,782	394,287
Total liabilities and shareholders’ equity	$1,156,415	$1,128,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$36,196	$28,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,425	61,528
Provision for doubtful accounts	1,155	1,366
Share-based compensation	2,245	2,327
Gain on sale of used rental equipment	(13,006)	(10,798)
Foreign currency exchange gain	(273)	(59)
Amortization of debt issuance costs	38	39
Change in:
Accounts receivable	(11,691)	(10,107)
Income taxes receivable	—	11,000
Prepaid expenses and other assets	(1,261)	1,374
Accounts payable and accrued liabilities	80	3,089
Deferred income	4,689	5,191
Deferred income taxes	4,544	11,810
Net cash provided by operating activities	81,141	105,277
Cash Flows from Investing Activities:
Purchases of rental equipment	(73,193)	(64,349)
Purchases of property, plant and equipment	(12,784)	(10,028)
Proceeds from sales of used rental equipment	28,478	24,037
Net cash used in investing activities	(57,499)	(50,340)
Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	16,813	(16,034)
Principal payments on Series A senior notes	(20,000)	(20,000)
Proceeds from the exercise of stock options	—	37
Taxes paid related to net share settlement of stock awards	(1,363)	(589)
Payment of dividends	(18,628)	(18,349)
Net cash used in financing activities	(23,178)	(54,935)
Effect of foreign currency exchange rate changes on cash	53	(13)
Net increase (decrease) in cash	517	(11)
Cash balance, beginning of period	852	1,103
Cash balance, end of period	$1,369	$1,092
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$8,563	$9,042
Net income taxes paid, during the period	$23,510	$7,751
Dividends accrued during the period, not yet paid	$5,979	$6,144
Rental equipment acquisitions, not yet paid	$6,622	$3,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the nine months ended September 30, 2017 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 28, 2017 for the year ended December 31, 2016 (the “2016 Annual Report”).

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

During the first quarter 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  As a result of the adoption, the Company recognized $360,000 and $494,000 of excess tax benefits related to share-based payments as a reduction to the provision for income taxes for the three and nine months ended September 30, 2017, respectively.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity with the prior period adjusted accordingly.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.

Retrospective application of the cash flow presentation requirements resulted in decreases to both net cash provided by operations and net cash used in financing activities of $993,000 for the nine months ended September 30, 2016.  The Company’s compensation expense for each period continues to reflect forfeitures as they occur, rather than based upon estimated expected forfeitures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Weighted-average number of shares of common stock for calculating basic earnings per share	24,015	23,911	23,984	23,891
Effect of potentially dilutive securities from equity-based compensation	213	130	217	66
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,228	24,041	24,201	23,957

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Options to purchase shares of common stock	14	636	14	998

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	September 30, 2017	December 31, 2016
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(7,369)	(6,716)
		$7,942	$8,595

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2017 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.3 million for the remainder of fiscal year 2017, $0.9 million in each of the fiscal years 2018 and 2019 and $0.2 million in 2020.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2017 and 2016 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2017
Rental revenues	$104,923	$60,569	$46,220	$ —	$211,712
Rental related services revenues	38,283	2,095	18,209	—	58,587
Sales and other revenues	30,622	16,493	1,701	20,692	69,508
Total revenues	173,828	79,157	66,130	20,692	339,807
Depreciation of rental equipment	15,951	24,335	11,827	—	52,113
Gross profit	77,939	36,420	31,407	5,890	151,656
Selling and administrative expenses	42,157	16,475	21,855	3,215	83,702
Income from operations	35,782	19,945	9,552	2,675	67,954
Interest (expense) income allocation	(5,008)	(1,726)	(2,301)	311	(8,724)
Income before provision for income taxes	30,774	18,492	7,251	2,986	59,503
Rental equipment acquisitions	28,107	45,700	3,130	—	76,937
Accounts receivable, net (period end)	66,126	16,253	18,118	6,916	107,413
Rental equipment, at cost (period end)	781,791	258,877	309,825	—	1,350,493
Rental equipment, net book value (period end)	547,115	106,728	211,881	—	865,724
Utilization (period end) [2]	76.8%	64.3%	59.7%
Average utilization [2]	76.6%	62.8%	54.7%
2016
Rental revenues	$96,002	$61,562	$43,472	$ —	$201,036
Rental related services revenues	37,034	2,156	17,838	—	57,028
Sales and other revenues	25,416	18,491	1,039	15,787	60,733
Total revenues	158,452	82,209	62,349	15,787	318,797
Depreciation of rental equipment	15,642	26,939	12,009	—	54,590
Gross profit	67,329	34,033	28,362	5,120	134,844
Selling and administrative expenses	38,162	16,444	20,786	2,889	78,281
Income from operations	29,167	17,589	7,576	2,231	56,563
Interest (expense) income allocation	(5,264)	(1,921)	(2,487)	186	(9,486)
Income before provision for income taxes	23,903	15,727	5,089	2,417	47,136
Rental equipment acquisitions	35,363	24,991	404	—	60,758
Accounts receivable, net (period end)	63,752	20,267	15,922	4,063	104,004
Rental equipment, at cost (period end)	763,777	252,573	308,852	—	1,325,202
Rental equipment, net book value (period end)	543,141	93,894	225,493	—	862,528
Utilization (period end) [2]	77.6%	62.4%	52.1%
Average utilization [2]	76.3%	60.1%	49.9%

1.

Gross Enviroplex sales revenues were $20,692 and $15,872 for the nine months ended September 30, 2017 and 2016, respectively, with no intercompany sales to Mobile Modular in 2017 and $85 inter-segment sales to Mobile Modular in 2016, which were eliminated in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2017 and 2016. Revenues from foreign country customers accounted for 4% and 5% of the Company’s total revenues for the 2017 and 2016 periods, respectively.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the nine months ended September 30, 2017. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2017, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 52%, 31%, 12% and 5% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 51%, 33%, 11% and 5% for the same period in 2016. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% and 81% of consolidated revenues in the nine months ended September 30, 2017 and 2016, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2017, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 53%, 23% and 24%, respectively, compared to 51%, 25% and 24%, respectively, in the same period of 2016. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if any), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2017 and 2016, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 20% and 19% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues for the nine months ended September 30, 2017 and 2016, Mobile Modular and Enviroplex together comprised 74% and 68%, respectively, TRS-RenTelco comprised 24% and 30%, respectively, and Adler Tanks comprised 2%. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Net income	$16,762	$12,872	$36,196	$28,517	$45,930	$40,035
Provision for income taxes	10,574	8,405	23,307	18,619	33,368	25,624
Interest	2,986	2,940	8,724	9,486	11,445	12,396
Depreciation and amortization	19,673	20,111	58,425	61,528	78,076	82,505
EBITDA	49,995	44,328	126,652	118,150	168,819	160,560
Share-based compensation	707	741	2,245	2,327	3,009	2,863
Adjusted EBITDA [1]	$50,702	$45,069	$128,897	$120,477	$171,828	$163,423
Adjusted EBITDA margin [2]	37%	37%	38%	38%	39%	39%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Adjusted EBITDA [1]	$50,702	$45,069	$128,897	$120,477	$171,828	$163,423
Interest paid	(2,746)	(2,396)	(8,563)	(9,042)	(11,957)	(11,859)
Net income taxes paid	(5,369)	(2,072)	(23,510)	(7,751)	(31,314)	(8,009)
Gain on sale of used rental equipment	(5,092)	(4,516)	(13,006)	(10,798)	(15,947)	(13,634)
Foreign currency exchange loss (gain)	(36)	15	(273)	(59)	(93)	(25)
Amortization of debt financing cost	13	13	38	39	51	51
Change in certain assets and liabilities:
Accounts receivable, net	(10,874)	(8,144)	(10,536)	(8,741)	(3,655)	3,302
Income taxes receivable	—	—	—	11,000	—	—
Prepaid expenses and other assets	7,578	4,237	(1,261)	1,374	(686)	1,379
Accounts payable and other liabilities	(2,089)	(2,444)	4,666	3,587	8,298	14,293
Deferred income	(345)	3,130	4,689	5,191	34	1,306
Net cash provided by operating activities	$31,742	$32,892	$81,141	$105,277	$116,559	$150,227

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2017, the actual ratio was 3.83 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2017, the actual ratio was 1.88 to 1.

At September 30, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 20, 2017, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.26 per common share for the quarter ended September 30, 2017, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2017 Compared to

Three Months Ended September 30, 2016

Overview

Consolidated revenues for the three months ended September 30, 2017 increased 11% to $135.4 million from $122.0 million in the same period in 2016.  Consolidated net income for the three months ended September 30, 2017 increased 30% to $16.8 million, from $12.9 million for the same period in 2016. Earnings per diluted share for the three months ended September 30, 2017 increased 28% to $0.69 from $0.54 for the same period in 2016.

For the three months ended September 30, 2017, on a consolidated basis:

•

Gross profit increased $8.3 million, or 17%, to $58.8 million in 2017. Mobile Modular’s gross profit increased $4.3 million, or 17%, primarily due to higher gross profit on rental, rental related services and sales revenues. Adler Tanks’ gross profit increased $2.3 million, or 25%, primarily due to higher gross profit on rental and rental related services revenues.  TRS-RenTelco’s gross profit increased $1.1 million, or 10%, primarily due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. Enviroplex’s gross profit increased $0.6 million, or 18%, primarily due to higher sales revenues.

•

Selling and administrative expenses increased $2.3 million, or 9%, to $28.5 million, primarily due to increased employee headcount, salaries and employee benefit costs and higher corporate administrative expenses.

•

Interest expense increased $0.1 million, or 2%, to $3.0 million in 2017 compared to the same period in 2016, due to 12% higher net average interest rates of 3.63% in 2017 compared to 3.25% in 2016, partly offset by 9% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 52%, 24% and 13%, respectively, compared to 52%, 27% and 9%, respectively, for the comparable 2016 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 11% in 2017 compared to 12% in 2016.

•	Adjusted EBITDA increased $5.6 million, or 12%, to $50.7 million in 2017.

Mobile Modular

For the three months ended September 30, 2017, Mobile Modular’s total revenues increased $5.2 million, or 8%, to $68.9 million compared to the same period in 2016, primarily due to higher rental, rental related services and sales revenues. The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 28% increase in pre-tax income to $14.1 million for the three months ended September 30, 2017, from $11.0 million for the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/17 compared to Three Months Ended 9/30/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$36,239	$33,210	$3,029	9%
Rental related services	14,729	13,697	1,032	8%
Rental operations	50,968	46,907	4,061	9%
Sales	17,533	16,700	833	5%
Other	386	82	304	nm
Total revenues	68,887	63,689	5,198	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,285	5,295	(10)	0%
Rental related services	11,075	10,811	264	2%
Other	9,396	8,949	447	5%
Total direct costs of rental operations	25,756	25,055	701	3%
Costs of sales	12,770	12,592	178	1%
Total costs of revenues	38,526	37,647	879	2%
Gross Profit
Rental	21,558	18,966	2,592	14%
Rental related services	3,654	2,886	768	27%
Rental operations	25,212	21,852	3,360	15%
Sales	4,763	4,108	655	16%
Other	386	82	304	nm
Total gross profit	30,361	26,042	4,319	17%
Selling and administrative expenses	14,540	13,364	1,176	9%
Income from operations	15,821	12,678	3,143	25%
Interest expense allocation	(1,719)	(1,662)	57	3%
Pre-tax income	$14,102	$11,016	$3,086	28%
Other Selected Information
Average rental equipment [1]	$748,779	$729,943	$18,836	3%
Average rental equipment on rent	$571,595	$559,584	$12,011	2%
Average monthly total yield [2]	1.61%	1.52%		6%
Average utilization [3]	76.3%	76.7%		-1%
Average monthly rental rate [4]	2.11%	1.98%		7%
Period end rental equipment [1]	$750,798	$734,639	$16,159	2%
Period end utilization [3]	76.8%	77.6%		-1%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended September 30, 2017 increased $4.3 million, or 17%, to $30.4 million.  For the three months ended September 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.0 million, or 9%, due to 2% higher average rental equipment on rent and 7% higher average monthly rental rates in 2017. As a percentage of rental revenues, depreciation was 15% in 2017 compared to 16% in 2016, and other direct costs were 26% in 2017 compared to 27% in 2016, which resulted in gross margin percentages of 59% in 2017 compared to 57% in 2016. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $2.6 million, or 14%, to $21.6 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.0 million, or 8%, compared to 2016.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher services performed during the lease and higher delivery and return delivery revenues at Mobile Modular Portable Storage, partly offset by lower amortization of delivery and return delivery and dismantle revenues. The higher revenues and higher gross margin percentage of 25% in 2017 compared to 21% in 2016, resulted in rental related services gross profit increasing $0.8 million, or 27%, to $3.7 million in 2017.

•

Gross Profit on Sales – Sales revenues increased $0.8 million, or 5%, compared to 2016, primarily due to higher used equipment sales.  Higher sales revenues and higher gross margin percentage of 27% in 2017 compared to 25% in 2016, resulted in gross profit on sales increasing $0.7 million, or 16%, to $4.8 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2017, selling and administrative expenses increased $1.2 million, or 9%, to $14.5 million, primarily due to increased salaries and employee benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended September 30, 2017, TRS-RenTelco’s total revenues increased $1.0 million, or 4% to $27.3 million compared to the same period in 2016, primarily due to higher rental, rental related and sales revenues. Pre-tax income increased $0.8 million, or 13%, to $6.6 million for the three months ended September 30, 2017 compared to the same period in 2016, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues and higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/17 compared to Three Months Ended 9/30/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$21,018	$20,365	$653	3%
Rental related services	783	655	128	20%
Rental operations	21,801	21,020	781	4%
Sales	4,909	4,788	121	3%
Other	594	509	85	17%
Total revenues	27,304	26,317	987	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,264	8,553	(289)	-3%
Rental related services	683	700	(17)	-2%
Other	3,352	3,524	(172)	-5%
Total direct costs of rental operations	12,299	12,777	(478)	-4%
Costs of sales	2,432	2,065	367	18%
Total costs of revenues	14,731	14,842	(111)	-1%
Gross Profit (Loss)
Rental	9,402	8,288	1,114	13%
Rental related services	100	(45)	145	nm
Rental operations	9,502	8,243	1,259	15%
Sales	2,477	2,723	(246)	-9%
Other	594	509	85	17%
Total gross profit	12,573	11,475	1,098	10%
Selling and administrative expenses	5,456	5,101	355	7%
Income from operations	7,117	6,374	743	12%
Interest expense allocation	(600)	(581)	19	3%
Foreign currency exchange gain (loss)	36	(15)	51	nm
Pre-tax income	$6,553	$5,778	$775	13%
Other Selected Information
Average rental equipment [1]	$254,369	$251,786	$2,583	1%
Average rental equipment on rent	$161,184	$154,058	$7,126	5%
Average monthly total yield [2]	2.75%	2.70%		2%
Average utilization [3]	63.4%	61.2%		4%
Average monthly rental rate [4]	4.35%	4.41%		-1%
Period end rental equipment [1]	$258,391	$252,074	$6,317	3%
Period end utilization [3]	64.3%	62.4%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2017 increased $1.1 million, or 10%, to $12.6 million. For the three months ended September 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.7 million, or 3%, and depreciation expense decreased $0.3 million, or 3%, resulting in increased gross profit on rental revenues of $1.1 million, or 13%, to $9.4 million. As a percentage of rental revenues, depreciation was 39% in 2017 compared to 42% in 2016 and other direct costs were 16% in 2017 compared to 17% in 2016, which resulted in a gross margin percentage of 45% in 2017 compared to 41% in 2016. The rental revenues increase was due to 5% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates in 2017 as compared to 2016.

•

Gross Profit on Sales – Sales revenues increased $0.1 million, or 3%, to $4.9 million in 2017. Gross profit on sales decreased 9% to $2.5 million with gross margin percentage decreasing to 51% from 57% in 2016, due to lower gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2017, selling and administrative expenses increased $0.4 million, or 7%, to $5.5 million, primarily due to increased salaries and employee benefit costs.

Adler Tanks

For the three months ended September 30, 2017, Adler Tanks’ total revenues increased $3.1 million, or 15%, to $23.4 million compared to the same period in 2016, due to higher rental, rental related services and sales revenues. Pre-tax income increased $1.6 million, or 84%, to $3.5 million for the three months ended September 30, 2017 compared to the same period in 2016 due to higher gross profit on rental, rental related and sales revenues, partly offset by higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/17 compared to Three Months Ended 9/30/16 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$16,524	$14,182	$2,342	17%
Rental related services	6,344	5,770	574	10%
Rental operations	22,868	19,952	2,916	15%
Sales	461	358	103	29%
Other	87	37	50	135%
Total revenues	23,416	20,347	3,069	15%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,943	3,971	(28)	-1%
Rental related services	4,853	4,515	338	7%
Other	2,648	2,216	432	19%
Total direct costs of rental operations	11,444	10,702	742	7%
Costs of sales	397	360	37	10%
Total costs of revenues	11,841	11,062	779	7%
Gross Profit
Rental	9,933	7,995	1,938	24%
Rental related services	1,491	1,255	236	19%
Rental operations	11,424	9,250	2,174	24%
Sales	64	(2)	66	nm
Other	87	37	50	135%
Total gross profit	11,575	9,285	2,290	25%
Selling and administrative expenses	7,327	6,631	696	10%
Income from operations	4,248	2,654	1,594	60%
Interest expense allocation	(786)	(768)	18	2%
Pre-tax income	$3,462	$1,886	$1,576	84%
Other Selected Information
Average rental equipment [1]	$307,790	$307,621	$169	0%
Average rental equipment on rent	$175,656	$151,996	$23,660	16%
Average monthly total yield [2]	1.79%	1.54%		16%
Average utilization [3]	57.1%	49.4%		16%
Average monthly rental rate [4]	3.14%	3.11%		1%
Period end rental equipment [1]	$308,099	$307,007	$1,092	0%
Period end utilization [3]	59.7%	52.1%		15%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2017 increased $2.3 million, or 25%, to $11.6 million.  For the three months ended September 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.3 million, or 17%, due to 16% higher average rental equipment on rent and 1% higher average rental rates in 2017 compared to 2016. As a percentage of rental revenues, depreciation was 24% and 28% in 2017 and 2016, respectively, and other direct costs were 16% in 2017 and 2016, which resulted in gross margin percentages of 60% and 56% in 2017 and 2016, respectively.  The higher rental revenues and higher rental margins resulted in increased gross profit on rental revenues of $1.9 million, or 24%, in 2017 compared to 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.6 million, or 10%, to $6.3 million compared to 2016. Higher rental related services revenues, together with higher gross margin percentage of 24% in 2017 compared to 22% in 2016 resulted in rental related services gross profit increasing 19% to $1.5 million in 2017.

For the three months ended September 30, 2017, selling and administrative expenses increased 10% to $7.3 million compared to the same period in 2016, primarily due to increased salaries and employee benefit costs.

Nine Months Ended September 30, 2017 Compared to

Nine Months Ended September 30, 2016

Overview

Consolidated revenues for the nine months ended September 30, 2017 increased 7% to $339.8 million from $318.8 million for the same period in 2016.  Consolidated net income for the nine months ended September 30, 2017 increased 27% to $36.2 million, from $28.5 million for the same period in 2016. Earnings per diluted share for the nine months ended September 30, 2017 increased 26% to $1.50 from $1.19 for the same period in 2016.

For the nine months ended September 30, 2017, on a consolidated basis:

•

Gross profit increased 12%, to $151.7 million from $134.8 million for the same period in 2016. Mobile Modular’s gross profit increased $10.6 million, or 16%, primarily due to higher gross profit on rental, rental related services and sales revenues. Adler Tanks’ gross profit increased $3.0 million, or 11%, primarily due to higher gross profit on rental and rental related services revenues.  TRS-RenTelco’s gross profit increased $2.4 million, or 7%, primarily due to higher gross profit on rental revenues.  Enviroplex’s gross profit increased $0.8 million, or 15%, primarily due to higher sales revenues.

•

Selling and administrative expenses increased 7% to $83.7 million from $78.3 million for the same period in 2016, primarily due to increased employee headcount, salaries and employee benefit costs and higher corporate administrative expenses.

•

Interest expense decreased 8% to $8.7 million, due to 11% lower average debt levels of the Company, partly offset by 3% higher net average interest rates of 3.54% in 2017 compared to 3.44% in 2016.  In March 2016, the Company secured a new line of credit with a syndicate of banks.  This new line of credit replaced the Company’s prior $420.0 million line of credit.  As a result, the remaining $0.5 million of prepaid debt issuance costs related to the prior line of credit were charged to interest expense during the nine months ended September 30, 2016.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 52%, 31% and 12%, respectively, compared to 51%, 33% and 11%, respectively, for the comparable 2016 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 5% in 2017 and 2016.

•	Adjusted EBITDA increased $8.4 million, or 7%, to $128.9 million in 2017.

Mobile Modular

For the nine months ended September 30, 2017, Mobile Modular’s total revenues increased $15.4 million, or 10%, to $173.8 million compared to the same period in 2016, primarily due to higher rental, sales and rental related services revenues during the period. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a 29% increase in pre-tax income to $30.8 million for the nine months ended September 30, 2017, from $23.9 million for the same period in 2016.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/17 compared to Nine Months Ended 9/30/16 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$104,923	$96,002	$8,921	9%
Rental related services	38,283	37,034	1,249	3%
Rental operations	143,206	133,036	10,170	8%
Sales	30,001	25,132	4,869	19%
Other	621	284	337	119%
Total revenues	173,828	158,452	15,376	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,951	15,642	309	2%
Rental related services	28,802	28,370	432	2%
Other	29,290	28,501	789	3%
Total direct costs of rental operations	74,043	72,513	1,530	2%
Costs of sales	21,846	18,610	3,236	17%
Total costs of revenues	95,889	91,123	4,766	5%
Gross Profit
Rental	59,683	51,860	7,823	15%
Rental related services	9,481	8,664	817	9%
Rental operations	69,164	60,524	8,640	14%
Sales	8,154	6,521	1,633	25%
Other	621	284	337	119%
Total gross profit	77,939	67,329	10,610	16%
Selling and administrative expenses	42,157	38,162	3,995	10%
Income from operations	35,782	29,167	6,615	23%
Interest expense allocation	(5,008)	(5,264)	(256)	-5%
Pre-tax income	$30,774	$23,903	$6,871	29%
Other Selected Information
Average rental equipment [1]	$746,632	$719,206	$27,426	4%
Average rental equipment on rent	$572,196	$548,628	$23,568	4%
Average monthly total yield [2]	1.56%	1.48%		5%
Average utilization [3]	76.6%	76.3%		0%
Average monthly rental rate [4]	2.04%	1.94%		5%
Period end rental equipment [1]	$750,798	$734,639	$16,159	2%
Period end utilization [3]	76.8%	77.6%		-1%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2017 increased 16% to $77.9 million from $67.3 million for the same period in 2016.  For the nine months ended September 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues - Rental revenues increased $8.9 million, or 9%, due to 4% higher average rental equipment on rent and 5% higher average monthly rental rates in 2017 as compared to 2016. As a percentage of rental revenues, depreciation was 15% in 2017 compared to 16% in 2016, and other direct costs were 28% in 2017 and 30% in 2016, which resulted in gross margin percentage of 57% in 2017 and 54% in 2016. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing $7.8 million, or 15%, to $59.7 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 3%, compared to 2016.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher services performed during the lease and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The higher revenues and higher gross margin percentage of 25% in 2017 compared to 23% in 2016 resulted in rental related services gross profit increasing $0.8 million, or 9%, to $9.5 million in 2017.

•

Gross Profit on Sales – Sales revenues increased $4.9 million, or 19%, primarily due to higher used equipment sales compared to 2016. Higher sales revenues, together with higher gross margin percentage of 27% in 2017 compared to 26% in 2016 resulted in sales gross profit increasing 25% to $8.2 million from $6.5 million in 2016. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2017, selling and administrative expenses increased $4.0 million, or 10%, to $42.2 million from $38.2 million in the same period in 2016, primarily due to increased employee headcount, salaries and benefit cost and higher allocated corporate expenses.

TRS-RenTelco

For the nine months ended September 30, 2017, TRS-RenTelco’s total revenues decreased $3.1 million, or 4%, to $79.2 million compared to the same period in 2016, due to lower sales, rental and rental related services revenues. Pre-tax income increased 18%, to $18.5 million for the nine months ended September 30, 2017 compared to $15.7 million for the same period in 2016, primarily due to higher gross profit on rental revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/17 compared to Nine Months Ended 9/30/16 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$60,569	$61,562	$(993)	-2%
Rental related services	2,095	2,156	(61)	-3%
Rental operations	62,664	63,718	(1,054)	-2%
Sales	14,897	17,050	(2,153)	-13%
Other	1,596	1,441	155	11%
Total revenues	79,157	82,209	(3,052)	-4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	24,335	26,939	(2,604)	-10%
Rental related services	1,937	1,965	(28)	-1%
Other	9,957	10,500	(543)	-5%
Total direct costs of rental operations	36,229	39,404	(3,175)	-8%
Costs of sales	6,508	8,772	(2,264)	-26%
Total costs of revenues	42,737	48,176	(5,439)	-11%
Gross Profit
Rental	26,277	24,122	2,155	9%
Rental related services	158	191	(33)	-17%
Rental operations	26,435	24,313	2,122	9%
Sales	8,389	8,279	110	1%
Other	1,596	1,441	155	11%
Total gross profit	36,420	34,033	2,387	7%
Selling and administrative expenses	16,475	16,444	31	0%
Income from operations	19,945	17,589	2,356	13%
Interest expense allocation	(1,726)	(1,921)	(195)	-10%
Foreign currency exchange gain	273	59	214	nm
Pre-tax income	$18,492	$15,727	$2,765	18%
Other Selected Information
Average rental equipment [1]	$249,740	$255,896	$(6,156)	-2%
Average rental equipment on rent	$156,856	$153,905	$2,951	2%
Average monthly total yield [2]	2.69%	2.67%		1%
Average utilization [3]	62.8%	60.1%		4%
Average monthly rental rate [4]	4.29%	4.44%		-3%
Period end rental equipment [1]	$258,391	$252,074	$6,317	3%
Period end utilization [3]	64.3%	62.4%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2017 increased 7% to $36.4 million from $34.0 million for the same period in 2016.  For the nine months ended September 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.0 million, or 2%, with depreciation expenses decreasing $2.6 million, or 10%, to $24.3 million and other direct costs decreasing $0.5 million, or 5%, to $10.0 million, resulting in increased gross profit on rental revenues of $2.2 million, or 9%, to $26.3 million.  As a percentage of rental revenues, depreciation was 40% and 44% in 2017 and 2016, respectively, and other direct costs were 16% in 2017 and 17% in 2016, which resulted in a gross margin percentage of 43% in 2017 compared to 39% in 2016. The rental revenues decrease was due to 3% lower average monthly rental rates, partly offset by 2% higher average rental equipment on rent compared to 2016.

•

Gross Profit on Sales – Sales revenues decreased $2.2 million, or 13%, to $14.9 million in 2017, compared to $17.1 million in 2016. Lower sales revenues, partly offset by higher gross margin percentage of 56% in 2017 compared to 49% in 2016, primarily due to higher gross margins on used equipment sales, resulted in gross profit on sales increasing 1%, to $8.4 million from $8.3 million in 2016. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2017, selling and administrative expenses increased $0.1 million to $16.5 million from $16.4 million in the same period in 2016.

Adler Tanks

For the nine months ended September 30, 2017, Adler Tanks’ total revenues increased $3.8 million, or 6%, to $66.1 million compared to the same period in 2016, primarily due to higher rental, sales and rental related services revenues during the period. The revenue increase, partly offset by higher selling and administrative expenses resulted in pre-tax income of $7.3 million for the nine months ended September 30, 2017, an increase of 42% compared to 2016.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/17 compared to Nine Months Ended 9/30/16 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$46,220	$43,472	$2,748	6%
Rental related services	18,209	17,838	371	2%
Rental operations	64,429	61,310	3,119	5%
Sales	1,576	947	629	66%
Other	125	92	33	36%
Total revenues	66,130	62,349	3,781	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,827	12,009	(182)	-2%
Rental related services	14,017	14,093	(76)	-1%
Other	7,547	6,990	557	8%
Total direct costs of rental operations	33,391	33,092	299	1%
Costs of sales	1,332	895	437	49%
Total costs of revenues	34,723	33,987	736	2%
Gross Profit
Rental	26,846	24,473	2,373	10%
Rental related services	4,191	3,745	446	12%
Rental operations	31,037	28,218	2,819	10%
Sales	245	52	193	nm
Other	125	92	33	36%
Total gross profit	31,407	28,362	3,045	11%
Selling and administrative expenses	21,855	20,786	1,069	5%
Income from operations	9,552	7,576	1,976	26%
Interest expense allocation	(2,301)	(2,487)	(186)	-7%
Pre-tax income	$7,251	$5,089	$2,162	42%
Other Selected Information
Average rental equipment [1]	$307,322	$307,669	$(347)	0%
Average rental equipment on rent	$167,949	$153,436	$14,513	9%
Average monthly total yield [2]	1.67%	1.57%		6%
Average utilization [3]	54.7%	49.9%		10%
Average monthly rental rate [4]	3.06%	3.15%		-3%
Period end rental equipment [1]	$308,099	$307,007	$1,092	0%
Period end utilization [3]	59.7%	52.1%		15%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2017 increased 11% to $31.4 million from $28.4 million for the same period in 2016.  For the nine months ended September 30, 2017 compared to the same period in 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.7 million, or 6%, due to 9% higher average rental equipment on rent, partly offset by 3% lower average monthly rental rates in 2017 as compared to 2016. As a percentage of rental revenues, depreciation was 26% in 2017 compared to 28% in 2016, and other direct costs were 16% in 2017 and 2016, which resulted in gross margin percentages of 58% and 56% in 2017 and 2016, respectively. The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $2.4 million, or 10%, to $26.8 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 2%, compared to 2016. The higher revenues and higher gross margin percentage of 23% in 2017 compared to 21% in 2016, resulted in rental related services gross profit increasing $0.4 million, or 12%, to $4.2 million in 2017.

For the nine months ended September 30, 2017, selling and administrative expenses increased $1.1 million, or 5%, to $21.9 million compared to the same period in 2016, primarily due to increased employee headcount, salaries and employee benefit costs and higher allocated corporate expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2017 compared to the same period in 2016 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $81.1 million in 2017 compared to $105.3 million in 2016.  The 23% decrease in net cash provided by operating activities was primarily attributable to an income tax refund received in 2016, and by lower increases in deferred income taxes, accounts payable and accrued liabilities, as well as other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $57.5 million in 2017, compared to $50.3 million in 2016. The $7.2 million increase was primarily due to $8.8 million higher purchases of rental equipment of $73.2 million in 2017, compared to $64.3 million in 2016 and $2.8 million higher purchases of property, plant and equipment in 2017, partly offset by $4.4 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $23.2 million in 2017, compared to $54.9 million in 2016.  The $31.7 million decrease was primarily due to higher borrowings on bank lines of credit in 2017.

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

At September 30, 2017, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $203.2 million was outstanding, and had capacity to borrow up to an additional $228.8 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2017, the actual ratio was 3.83 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2017, the actual ratio was 1.88 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2017, such sum was $321.1 million and the actual Tangible Net Worth of the Company was $377.0 million.

At September 30, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At September 30, 2017, the principal balance outstanding under the Series A Senior Notes was $20.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At September 30, 2017, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2017, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2017, the actual ratio was 3.83 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2017, the actual ratio was 1.88 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At September 30, 2017, such sum was $321.1 million and the actual Tangible Net Worth of the Company was $377.0 million.

At September 30, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any share authorized for repurchase will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases of common stock during the nine months ended September 30, 2017 and 2016.  As of September 30, 2017, 1,592,026 shares remain authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2016 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2016 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Dennis C. Kakures, our former President and CEO, took early retirement from the company, and Joseph F. Hanna, our Chief Operating Officer, was appointed President and CEO on February 27, 2017. Our future performance will depend, in part, on the successful transition of Mr. Hanna as our new Chief Executive Officer. Such leadership transition can be inherently difficult to manage, and an inadequate transition may cause disruption to our business.  If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, suppliers, shareholders and other stockholders and could have an adverse impact on our business.

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

At September 30, 2017, we had $35.8 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay based on the $203.2 million balance of variable rate debt outstanding at September 30, 2017.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of September 30, 2017, 53% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues.  In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue.  Additionally, in 2013 TRS-RenTelco established an in-country operation in India and in February 2017 announced its intention to exit this operation.  Over time, we anticipate the amount of our international business may increase if our focus on international market opportunities continues. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and nine months ended September 30, 2017, oil and gas exploration and production accounted for approximately 10% and 8%, respectively, of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues for the same periods. We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. Any steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2017	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer