Form 10-K
period 2017-12-31
MCGRATH RENTCORP
filed 2018-02-27
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2017):  $821,065,768.

As of February 26, 2018, 24,051,939 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2018 Annual Meeting of Shareholders to be held on June 6, 2018 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2017, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 87

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“this Form 10-K”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements.  These forward-looking statements also can be identified by the use of forward-looking terminology such as “believes,” “expects,” “will,” or “anticipates” or the negative of these terms or other comparable terminology.

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

The Company is a diversified business to business rental company with four rental divisions: relocatable modular buildings, portable storage containers, electronic test equipment, and liquid and solid containment tanks and boxes.  Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four reportable business segments: (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).  The Mobile Modular business segment includes the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s 2017 total revenues.

No single customer accounted for more than 10% of total revenues during 2017, 2016 and 2015.  Revenue from foreign country customers accounted for 4%, 5% and 5% of the Company’s revenues for the same periods, respectively.

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

•

We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental equipment. For modulars the original investment is recovered in approximately five years, in approximately three years for electronic test equipment and in approximately five years for liquid and solid containment tanks and boxes.

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

Employees

As of December 31, 2017, the Company had 1,073 employees, of whom 85 were primarily administrative and executive personnel, with 589, 191, 139 and 69 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

We also have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained free of charge at our website www.mgrc.com.  Any waivers to the Code of Business Conduct and Ethics and any amendments to such code applicable to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller or persons performing similar functions, will be posted on our web site

RELOCATABLE MODULAR BUILDINGS

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.   During 2017, Mobile Modular purchased 36% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

At December 31, 2017, Mobile Modular owned 52,188 new or previously rented modulars and portable storage containers with an aggregate cost of $775.4 million including accessories, or an average cost per unit of $14,858.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2017, fleet utilization was 77.8% and average fleet utilization during 2017 was 76.8%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 8% of the Company’s 2017 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2017 Mobile Modular’s largest sale represented approximately 6% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Two major national firms, WillScot Corporation. and Modspace, Inc., are engaged in the rental of modulars, have many offices throughout the country and we believe may have greater financial and other resources than Mobile Modular.  In addition, a number of other smaller companies operate regionally throughout the country.  Mobile Modular operates primarily in California, Texas, Florida, North Carolina, Georgia, Virginia, Maryland and Washington, D.C.  Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2017	2016	2015	2014	2013
Modular Rental Revenues (Mobile Modular)	33%	34%	33%	32%	37%
Modular Sales Revenues (Mobile Modular & Enviroplex)	76%	67%	43%	49%	36%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	47%	43%	35%	37%	36%
Consolidated Rental and Sales Revenues [1]	26%	23%	16%	16%	14%
1.	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2017, the original cost of electronic test equipment inventory was comprised of 74% general purpose electronic test equipment and 26% communications electronic test equipment.

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

Asset Management - TRS-RenTelco’s rental equipment inventory is serviced by an ISO 9001-2015 registered and compliant calibration laboratory that repairs and calibrates equipment ensuring that off rent equipment is ready to ship immediately to meet customers’ needs.  TRS-RenTelco’s team of technicians, product managers and sales personnel are continuously monitoring and analyzing the utilization of existing products, new technologies, general economic conditions and estimates of customer demand to ensure the right equipment is purchased and sold, at the right point in the equipment’s technology life cycle.  The Company believes this enables it to maximize utilization of equipment and the cash flow generated by the rental and sales revenue of each model of equipment.  TRS-RenTelco strives to maintain strong relationships with equipment manufacturers, which enables it to leverage those relationships to gain rental opportunities.

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

At December 31, 2017, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $262.3 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 61.7% as of December 31, 2017 and averaged 62.9% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 19% to 24% of total annual gross profit for our electronics division. For 2017, gross profit on equipment sales was approximately 23% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2017, approximately 19% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2017 represented approximately 5% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

Competition

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Continental Resources, and TestEquity, some of which may have access to greater financial and other resources than we do. TRS-RenTelco competes with these and other test equipment rental companies on the basis of product availability, price, service and reliability. Although no single competitor holds a dominant market share, we face intense competition from these established entities and new entrants in the market.  Some of our competitors may offer similar equipment for lease, rental or sales at lower prices and may offer more extensive servicing, or financing options.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  At December 31, 2017, Adler Tanks had rental equipment inventory including accessories with an aggregate cost of $309.8 million.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 57.5% at December 31, 2017 and averaged 56.0% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February.  These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies.  Some of our national competitors, notably BakerCorp, Rain For Rent and Mobile Mini, may be larger than we are and may have greater financial and other resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have.  In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates.  Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability.  We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2017	2016	2015	2014	2013
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$142,584	$130,496	$115,986	$96,457	$82,503
Rental related services	50,448	49,206	45,616	35,263	28,891
Total Modular rental operations	193,032	179,702	161,602	131,720	111,394
Sales — Mobile Modular	37,435	29,393	22,248	29,394	20,831
Sales — Enviroplex	31,369	22,121	10,612	17,457	17,855
Total Modular sales	68,804	51,514	32,860	46,851	38,686
Other	799	417	434	461	436
Total Modular revenues	$262,635	$231,633	$194,896	$179,032	$150,516
Percentage of rental revenues	49.3%	48.1%	42.4%	35.8%	32.2%
Percentage of total revenues	56.8%	54.6%	48.2%	43.9%	39.7%
Rental equipment, at cost (year-end)	$775,400	$769,190	$736,875	$664,340	$592,391
Rental equipment, net book value (year-end)	$543,857	$544,421	$529,483	$473,960	$415,366
Number of units (year-end)	52,188	50,577	47,995	43,792	39,577
Utilization (year-end) [1]	77.8%	77.3%	76.9%	75.0%	70.7%
Average utilization [1]	76.8%	76.6%	75.8%	72.3%	68.3%
Average rental equipment, at cost [2]	$747,478	$724,333	$667,953	$597,904	$546,540
Annual yield on average rental equipment, at cost [4]	19.1%	18.0%	17.4%	16.1%	15.1%
Gross margin on rental revenues	56.1%	56.6%	53.4%	49.4%	47.0%
Gross margin on sales	28.0%	29.0%	26.5%	27.1%	23.8%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$82,812	$82,307	$89,208	$99,020	$102,101
Rental related services	2,858	2,846	3,055	3,331	3,095
Total Electronics rental operations	85,670	85,153	92,263	102,351	105,196
Sales	20,334	21,582	21,137	24,323	28,277
Other	2,040	1,882	1,617	1,628	1,580
Total Electronics revenues	$108,044	$108,617	$115,017	$128,302	$135,053
Percentage of rental revenues	28.6%	30.3%	32.6%	36.7%	40.0%
Percentage of total revenues	23.4%	25.6%	28.4%	31.4%	35.6%
Rental equipment, at cost (year-end)	$262,325	$246,325	$262,945	$261,995	$267,772
Rental equipment, net book value (year-end)	$109,482	$90,172	$102,191	$105,729	$109,988
Utilization (year-end) [1]	61.7%	61.0%	58.7%	59.8%	58.2%
Average utilization [1]	62.9%	60.6%	60.5%	60.4%	62.7%
Average rental equipment, at cost [3]	$252,332	$254,019	$265,832	$262,968	$266,444
Annual yield on average rental equipment, at cost [4]	32.8%	32.4%	33.6%	37.7%	38.3%
Gross margin on rental revenues	44.0%	39.8%	39.9%	46.4%	48.2%
Gross margin on sales	56.9%	50.9%	48.6%	49.7%	43.6%

(dollar amounts in thousands)	Year Ended December 31,
	2017	2016	2015	2014	2013
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$64,021	$58,585	$68,502	$74,098	$71,162
Rental related services	24,762	23,807	24,643	25,538	21,162
Total Tanks and Boxes rental operations	88,783	82,392	93,145	99,636	92,324
Sales	2,362	1,314	1,388	1,074	1,480
Other	210	124	98	78	136
Total Tanks and Boxes revenues	$91,355	$83,830	$94,631	$100,788	$93,940
Percentage of rental revenues	22.1%	21.6%	25.0%	27.5%	27.8%
Percentage of total revenues	19.8%	19.8%	23.4%	24.7%	24.7%
Rental equipment, at cost (year-end)	$309,808	$308,542	$310,263	$303,303	$284,005
Rental equipment, net book value (year-end)	$208,981	$221,778	$237,927	$246,061	$241,656
Utilization (year-end) [1]	57.5%	50.7%	49.7%	63.9%	57.7%
Average utilization [1]	56.0%	50.1%	58.3%	62.9%	64.2%
Average rental equipment, at cost [2]	$307,558	$307,416	$304,001	$289,928	$264,189
Annual yield on average rental equipment, at cost [4]	20.8%	19.1%	22.5%	25.6%	26.9%
Gross margin on rental revenues	58.7%	55.5%	61.9%	65.4%	65.3%
Gross margin on sales	15.2%	(2.1)%	(25.1)%	2.0%	(11.7)%

Total revenues	$462,034	$424,080	$404,544	$408,122	$379,509
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

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer.  We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, and in particular, Joe Hanna, our Chief Executive Officer.  Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs.  Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel.

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

At December 31, 2017, we had $35.5 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.8 million per year for each 1% increase in the average interest rate we pay based on the $183.5 million balance of variable rate debt outstanding at December 31, 2017.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Changes in applicable tax regulations could negatively affect our financial results.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The changes included in the Tax Act are both broad and complex.  The final transitional impact of the Tax Act may differ from the estimates provided in this Annual Report, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes.  Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements.  Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources.  We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2017 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable.  If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade.  In Florida, a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve.  School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms.  Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms.  The most recent economic recession has caused state and local budget shortfalls, which have reduced school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida.  If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate.  Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

In the past, we have expanded our modular operations in Texas, North Carolina, Georgia, Maryland, Virginia and Washington, D.C.  There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion.  In addition, expansion into new markets may be affected by local economic and market conditions.  Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

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

Some of our larger national competitors in the modular building leasing industry, notably WillScot Corporation and Modspace, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  These larger competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2017, 53% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2017, Mobile Modular purchased 36% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

The electronic test equipment rental business is characterized by intense competition from several competitors, including Electro Rent Corporation, Continental Resources and TestEquity, some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from these established entities and new entrants in the market.  We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers.  We compete on the basis of a number of factors, including product availability, price, service and reliability.  Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options.  Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including BakerCorp, Rain For Rent and Mobile Mini, all of which may be larger than we are and both of which may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  In the quarter and twelve months ended December 31, 2017, oil and gas exploration and production accounted for approximately 10% and 9%, respectively, of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues for the same periods.  We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. Any steep decline in both domestic and international oil prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

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

The following table sets forth the total acres, square footage of office space, square footage of warehouse space and total square footage of our significant properties at December 31, 2017.

		Square Footage
	Total Acres	Office	Warehouse	Total
Corporate Offices
Livermore, California [1]	—	26,160	—	26,160
Mobile Modular
Livermore, California [1,2,5]	137.2	7,680	53,440	61,120
Mira Loma, California [5]	78.5	7,920	45,440	53,360
Pasadena, Texas	50.0	3,868	24,000	27,868
Auburndale, Florida [5]	122.5	8,400	95,902	104,302
Charlotte, North Carolina (two facilities) [6]	8.5	7,811	—	7,811
Lexington, North Carolina [7]	5.0	—	—	—
Riverside, California [3]	16.6
San Diego, California [4]	2.5	—	—	—
Grand Prairie, Texas [5]	29.0	—	—	—
San Antonio, Texas [5]	35.0	—	—	—
Round Rock, Texas	5.0	3,600	—	3,600
Arcade, Georgia	48.3	—	—	—
TRS-RenTelco
Grapevine, Texas [8]	—	45,000	71,895	116,895
Dollard-des-Ormeaux, Quebec [7]	—	12,500	—	12,500
Adler Tanks
South Plainfield, New Jersey	20.9	1,685	11,832	13,517
Deer Park, Texas	10.2	3,448	5,353	8,801
Beaumont, Texas	5.4	850	—	850
Mokena, Illinois	21.3	13,800	—	13,800
Wayland, Michigan	10.0	3,000	12,912	15,912
Ellsworth, Wisconsin	11.3	—	11,230	11,230
Enviroplex
Stockton, California	8.9	2,091	105,985	108,076
	626.1	147,813	437,989	585,802
1	The modular building complex in Livermore, California is 33,840 square feet and includes the corporate offices, modulars and Adler Tanks branch operations.
2	Of the 137.2 acres, 2.2 acres with an 8,000 square foot warehouse facility is leased to a third party through February 2019.
3	This facility is leased on a month to month basis.

4	This facility is leased through August 2018.
5	Adler Tanks also operates out of this facility.
6	These facilities are leased through July and September 2019.
7	This facility is leased through December 2020.
8	This facility is leased through November 2018.
ITEM 3.	LEGAL PROCEEDINGS.

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

The market prices (as quoted by NASDAQ) and cash dividends declared, per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

Stock Activity

	2017				2016
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$49.66	$44.30	$38.23	$39.49	$39.86	$33.35	$31.06	$26.73
Low	$42.98	$33.24	$32.09	$32.21	$29.27	$29.85	$22.40	$21.46
Close	$46.98	$43.75	$34.63	$33.57	$39.19	$31.71	$30.59	$25.08
Dividends Declared	$0.260	$0.260	$0.260	$0.260	$0.255	$0.255	$0.255	$0.255

As of February 26, 2018, the Company's common stock was held by approximately 40 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Dividends

The Company has declared a quarterly dividend on its common stock every quarter since 1990.  The total amount of cash dividends paid by the Company in 2017 and 2016 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity and Capital Resources.”  Subject to its continued profitability and favorable cash flow, the Company intends to continue the payment of quarterly dividends.

Stock Repurchase Plan

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the twelve months ended December 31, 2017 and 2016.  As of December 31 2017, 1,592,026 shares remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2017 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Selected Consolidated Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Operations Data
Revenues
Rental	$289,417	$271,388	$273,696	$269,575	$255,766
Rental related services	78,068	75,859	73,314	64,132	53,148
Rental operations	367,485	347,247	347,010	333,707	308,914
Sales	91,500	74,410	55,385	72,248	68,443
Other	3,049	2,423	2,149	2,167	2,152
Total revenues	462,034	424,080	404,544	408,122	379,509
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	69,908	72,197	75,213	72,678	68,208
Rental related services	60,029	59,044	57,144	50,969	42,117
Other	65,472	60,130	58,511	54,826	53,089
Total direct costs of rental operations	195,409	191,371	190,868	178,473	163,414
Costs of sales	60,280	48,542	36,769	47,430	47,080
Total costs of revenues	255,689	239,913	227,637	225,903	210,494
Gross profit	206,345	184,167	176,907	182,219	169,015
Selling and administrative expenses	111,605	104,908	99,950	96,859	88,765
Income from operations	94,740	79,259	76,957	85,360	80,250
Other income (expense):
Interest expense	(11,622)	(12,207)	(10,092)	(9,280)	(8,687)
Gain on sale of property, plant and equipment	—	—	—	812	—
Foreign currency exchange gain (loss)	334	(121)	(488)	(331)	(189)
Income before (benefit) provision for income taxes	83,452	66,931	66,377	76,561	71,374
(Benefit) provision for income taxes	(70,468)	28,680	25,907	30,852	27,977
Net income	$153,920	$38,251	$40,470	$45,709	$43,397
Earnings per share:
Basic	$6.41	$1.60	$1.60	$1.77	$1.71
Diluted	$6.34	$1.60	$1.59	$1.75	$1.67
Shares used in per share calculations:
Basic	23,999	23,900	25,369	25,914	25,433
Diluted	24,269	23,976	25,457	26,175	25,926
Balance Sheet Data (at period end)
Rental equipment, at cost	$1,347,533	$1,324,057	$1,310,083	$1,229,638	$1,144,168
Rental equipment, net	$862,320	$856,371	$869,601	$825,750	$767,010
Total assets	$1,147,854	$1,128,276	$1,152,709	$1,116,407	$1,027,611
Notes payable	$303,414	$326,266	$381,281	$322,338	$289,836
Shareholders' equity	$524,184	$394,287	$379,687	$424,531	$401,030
Shares issued and outstanding	24,052	23,948	23,851	26,051	25,757
Book value per share	$21.79	$16.46	$15.92	$16.30	$15.57
Total liabilities to equity	1.19	1.86	2.04	1.63	1.56
Debt (notes payable) to equity	0.58	0.83	1.00	0.76	0.72
Return on average equity	37.1%	9.8%	9.8%	11.1%	11.3%
Cash dividends declared per common share	$1.04	$1.02	$1.00	$0.98	$0.96

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income	$153,920	$38,251	$40,470	$45,709	$43,397
(Benefit) provision for income taxes	(70,468)	28,680	25,907	30,852	27,977
Interest expense	11,622	12,207	10,092	9,280	8,687
Depreciation and amortization	78,416	81,179	84,280	81,125	76,849
EBITDA	173,490	160,317	160,749	166,966	156,910
Impairment of rental assets	1,639	—	—	—	—
Share-based compensation	3,198	3,091	3,399	3,854	3,680
Adjusted EBITDA [1]	$178,327	$163,408	$164,148	$170,820	$160,590
Adjusted EBITDA margin [2]	39%	39%	41%	42%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2017	2016	2015	2014	2013
Adjusted EBITDA [1]	$178,327	$163,408	$164,148	$170,820	$160,590
Interest paid	(11,825)	(12,436)	(10,041)	(9,074)	(8,813)
Income taxes paid, net of refunds received	(29,504)	(15,555)	(2,498)	(22,275)	(11,074)
Gain on sale of used rental equipment	(17,733)	(13,739)	(11,902)	(15,368)	(13,091)
Gain on sale of property, plant and equipment	—	—	—	(812)	—
Foreign currency exchange (gain) loss	(334)	121	488	331	189
Amortization of debt issuance cost	50	51	52	14	14
Change in certain assets and liabilities:
Accounts receivable, net	(8,995)	(1,860)	5,777	(13,782)	4,606
Income taxes receivable	—	11,000	(11,000)	—	—
Prepaid expenses and other assets	3,124	1,949	12,910	(13,528)	(8,279)
Accounts payable and other liabilities	7,559	7,220	(10,531)	21,524	12,422
Deferred income	1,720	536	7,149	5,136	(2,921)
Net cash provided by operating activities	$122,389	$140,695	$144,552	$122,986	$133,643

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2017, the actual ratio was 6.82 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2017, the actual ratio was 1.70 to 1.

At December 31, 2017, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2017, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 50%, 31%, 13% and 6%, respectively, of the Company’s income before provision for taxes (the equivalent of “pre-tax income”), compared to 53%, 32%, 10% and 5%, respectively, for 2016. Although managed as a separate business segment, Enviroplex’s revenues, pre-tax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 80% of the Company’s total revenues in 2017 and 82% for the three years ended December 31, 2017.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 50%, 25% and 25%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 20% of the Company’s consolidated revenues in 2017 and 18% for the three years ended December 31, 2017. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 68%, 30% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 26%, 23% and 16% of the Company’s consolidated rental and sales revenues for 2017, 2016 and 2015, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2018, the Company announced that its board of directors declared a cash dividend of $0.34 per common share for the quarter ending March 31, 2018, an increase of 31% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2017 over	2016 over
	2017–2015	2017	2016	2015	2016	2015
Revenues
Rental	65%	63%	64%	68%	7%	(1)%
Rental related services	18	17	18	18	3	3
Rental operations	82	80	82	86	6	—
Sales	17	20	18	14	23	34
Other	1	—	—	—	26	13
Total revenues	100	100	100	100	9	5
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	17	15	17	19	(3)	(4)
Rental related services	13	13	13	14	6	3
Other	15	14	15	14	4	3
Total direct costs of rental operations	45	42	45	47	2	—
Cost of sales	11	13	12	9	24	32
Total costs	56	55	57	56	7	5
Gross profit	44	45	43	44	12	4
Selling and administrative expenses	25	24	24	25	6	5
Income from operations	19	21	19	19	20	3
Other income (expense):
Interest expense	2	3	3	3	(5)	21
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before (benefit) provision for income taxes	17	18	16	16	25	1
(Benefit) provision for income taxes	(1)	(15)	7	6	nm	11
Net income	18%	33%	9%	10%	nm	(5)%

nm = not meaningful

Twelve Months Ended December 31, 2017 Compared to

Twelve Months Ended December 31, 2016

Overview

Consolidated revenues in 2017 increased 9%, to $462.0 million from $424.1 million in 2016.  Consolidated net income in 2017 increased to $153.9 million, or $6.34 per diluted share in 2017, compared to $38.3 million, or $1.60 per diluted share, in 2016.  2017 results include an increase to net income of $102.5 million, or $4.23 per diluted share due to the tax benefit associated with the enactment by the U.S. government of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”), which is discussed below.  The Company’s year over year total revenue increase was primarily due to higher rental, sales and rental related services revenues as more fully described below.

For 2017 compared to 2016, on a consolidated basis:

•

Gross profit increased $22.2 million, or 12%, to $206.3 million. Mobile Modular’s gross profit increased $10.1 million, or 11%, due to higher gross profit on rental, sales and rental related services revenues. Adler Tanks’ gross profit increased $5.8 million, or 16%, due to higher gross profit on rental, sales and rental related services revenues.  TRS-RenTelco’s gross profit increased $4.5 million, or 10%, due to higher gross profit on rental and sales revenues.  Enviroplex’s gross profit increased $1.8 million, or 25%, primarily due to higher sales revenues.

•	Selling and administrative expenses increased $6.7 million, or 6%, to $111.6 million, primarily due to increased salaries and employee benefit costs and professional fees.
•	Interest expense decreased $0.6 million, or 5%, to $11.6 million, primarily due to 10% lower average debt levels of the Company, partly offset by 5% higher net average interest rate.
•

Pre-tax income contribution was 50%, 31% and 13% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2017, compared to 53%, 32% and 10%, respectively, in 2016. These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 6% and 5% in 2017 and 2016, respectively.

•

The Tax Act, among other things, reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and required a one-time mandatory repatriation of foreign earnings.  As a result of the Tax Act, the Company re-measured its net deferred tax liabilities and recognized a net benefit of $102.8 million.  In addition, a one-time transition income tax estimated at $0.3 million related to repatriation of foreign earnings was recorded.  The provision for income taxes resulted in an effective tax rate of a benefit of 88.4% compared to a provision of 42.9% in 2016.  The lower tax rate in 2017 was primarily due to the $102.5 million net impact of the Tax Act.  In addition, the Company benefited from $0.9 million lower re-pricing of state deferred tax liabilities in 2017 compared to 2016 and the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which resulted in the recording of $0.9 million excess tax benefits as a reduction to the provision for income taxes.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, in 2016 the decision to exit the Company’s Bangalore, India branch increased the 2016 provision for income taxes by $0.7 million as a valuation allowance was recorded against the related deferred tax assets.

•

Adjusted EBITDA increased $14.9 million, or 9%, to $178.3 million compared to $163.4 million in 2016.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 34.

Mobile Modular

For 2017, Mobile Modular’s total revenues increased $21.8 million, or 10%, to $231.3 million compared to 2016, primarily due to higher rental, sales and rental related services revenues.  The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses, resulted in an increase in pre-tax income of $6.1 million, or 17%, to $41.7 million in 2017.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2017 compared to 2016

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$142,584	$130,496	$12,088	9%
Rental related services	50,448	49,206	1,242	3%
Rental operations	193,032	179,702	13,330	7%
Sales	37,435	29,393	8,042	27%
Other	799	417	382	92%
Total revenues	231,266	209,512	21,754	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,247	21,001	246	1%
Rental related services	37,755	37,392	363	1%
Other	41,290	35,683	5,607	16%
Total direct costs of rental operations	100,292	94,076	6,216	7%
Costs of sales	27,039	21,620	5,419	25%
Total costs of revenues	127,331	115,696	11,635	10%
Gross Profit
Rental	80,048	73,813	6,235	8%
Rental related services	12,693	11,814	879	7%
Rental operations	92,741	85,627	7,114	8%
Sales	10,395	7,772	2,623	34%
Other	799	417	382	92%
Total gross profit	103,935	93,816	10,119	11%
Selling and administrative expenses	55,583	51,432	4,151	8%
Income from operations	48,352	42,384	5,968	14%
Interest expense allocation	(6,671)	(6,804)	(133)	(2)%
Pre-tax income	$41,681	$35,580	$6,101	17%
Other Selected Information
Average rental equipment [1]	$747,478	$724,333	$23,145	3%
Average rental equipment on rent [1]	$574,201	$554,485	$19,716	4%
Average monthly total yield [2]	1.59%	1.50%		6%
Average utilization [3]	76.8%	76.6%		0%
Average monthly rental rate [4]	2.07%	1.96%		6%
Period end rental equipment [1]	$746,852	$744,099	$2,753	0%
Period end utilization [3]	77.8%	77.3%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Mobile Modular’s gross profit for 2017 increased 11% to $103.9 million from $93.8 million in 2016.  For the year ended December 31, 2017 compared to the year ended December 31, 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $12.1 million, or 9%, compared to 2016, due to 4% higher average rental equipment on rent and 6% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 15% in 2017 compared to 16% in 2016 and other direct costs were 29% in 2017 and 27% in 2016, which resulted in gross margin percentage of 56% in 2017 compared to 57% in 2016. The increased other direct costs in 2017 were partly attributable to a $1.6 million impairment of rental assets, deemed beyond economic repair in the Southern California region.  The higher rental revenues, partly offset by lower rental margins, resulted in gross profit on rental revenues increasing 8%, to $80.0 million from $73.8 million in 2016.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 3%, compared to 2016.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher services performed during the lease, and higher delivery and return delivery at Mobile Modular Portable Storage.  The higher revenues and higher gross margin percentage of 25% in 2017 compared to 24% in 2016 resulted in rental related services gross profit increasing 7%, to $12.7 million from $11.8 million in 2016.

•

Gross Profit on Sales – Sales revenues increased $8.0 million, or 27%, compared to 2016. Gross profit on sales increased $2.6 million, or 34%, due to higher used equipment sales revenues and higher gross margins of 28% in 2017 compared to 26% in 2016.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2017, Mobile Modular’s selling and administrative expenses increased $4.2 million, or 8%, to $55.6 million from $51.4 million in 2016, primarily due to increased employee headcount, salaries and benefit costs, higher marketing and administrative costs and higher corporate allocated expenses.

TRS-RenTelco

For 2017, TRS-RenTelco’s total revenues decreased $0.6 million, or 1%, to $108.0 million compared to 2016, primarily due to lower sales revenues, partly offset by higher rental revenues.  Pre-tax income increased $4.8 million, or 23%, to $26.1 million for 2017, primarily due to higher gross profit on rental and sales revenues and foreign currency exchange gain, partly offset by higher selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2017 compared to 2016

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$82,812	$82,307	$505	1%
Rental related services	2,858	2,846	12	0%
Rental operations	85,670	85,153	517	1%
Sales	20,334	21,582	(1,248)	-6%
Other	2,040	1,882	158	8%
Total revenues	108,044	108,617	(573)	-1%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	32,891	35,256	(2,365)	-7%
Rental related services	2,589	2,640	(51)	-2%
Other	13,503	14,320	(817)	-6%
Total direct costs of rental operations	48,983	52,216	(3,233)	-6%
Costs of sales	8,772	10,604	(1,832)	-17%
Total costs of revenues	57,755	62,820	(5,065)	-8%
Gross Profit
Rental	36,418	32,730	3,688	11%
Rental related services	269	206	63	31%
Rental operations	36,687	32,936	3,751	11%
Sales	11,562	10,979	583	5%
Other	2,040	1,882	158	8%
Total gross profit	50,289	45,797	4,492	10%
Selling and administrative expenses	22,171	21,896	275	1%
Income from operations	28,118	23,901	4,217	18%
Interest expense allocation	(2,320)	(2,465)	(145)	-6%
Foreign currency exchange gain (loss)	334	(121)	455	nm
Pre-tax income	$26,132	$21,315	$4,817	23%
Other Selected Information
Average rental equipment [1]	$252,332	$254,019	$(1,687)	-1%
Average rental equipment on rent [1]	$158,830	$153,985	$4,845	3%
Average monthly total yield [2]	2.74%	2.70%		1%
Average utilization [3]	62.9%	60.6%		4%
Average monthly rental rate [4]	4.35%	4.45%		-2%
Period end rental equipment [1]	$261,552	$245,700	$15,852	6%
Period end utilization [3]	61.7%	61.0%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2017 increased 10% to $50.3 million from $45.8 million in 2016.  For the year ended December 31, 2017 compared to the year ended December 31, 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.5 million, or 1%, to $82.8 million with depreciation expense decreasing $2.4 million, or 7%, and other direct costs decreasing $0.8 million, or 6%, resulting in an increase in gross profit on rental revenues of $3.7 million, or 11%, to $36.4 million in 2017. As a percentage of rental revenues, depreciation was 40% in 2017 compared to 43% in 2016 and other direct costs was 16% in 2017 compared to 17% in 2016, which resulted in gross margin percentage of 44% in 2017 compared to 40% in 2016.  The rental revenues increase was due to 3% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates.

•

Gross Profit on Sales – Sales revenues decreased $1.2 million, or 6%, compared to 2016. The higher gross margin percentage of 57% in 2017, compared to 51% in 2016 was primarily due to higher gross margin on used equipment sales. The higher gross margin was partly offset by lower sales revenues, which resulted in gross profit on sales increasing 5%, to $11.6 million from $11.0 million in 2016. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2017, TRS-RenTelco’s selling and administrative expenses increased $0.3 million, or 1%, to $22.2 million from $21.9 million in 2016, primarily due to higher salaries and employee benefit costs, partly offset by lower allocated corporate expenses.

Adler Tanks

For 2017, Adler Tanks’ total revenues increased $7.5 million, or 9%, to $91.4 million compared to 2016, primarily due to higher rental and sales revenues during 2017. The revenue increase together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses resulted in a pre-tax income increase of $4.0 million, or 61%, to $10.6 million for the year ended December 31, 2017.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2017 compared to 2016

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$64,021	$58,585	$5,436	9%
Rental related services	24,762	23,807	955	4%
Rental operations	88,783	82,392	6,391	8%
Sales	2,362	1,314	1,048	80%
Other	210	124	86	69%
Total revenues	91,355	83,830	7,525	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,770	15,940	(170)	(1)%
Rental related services	19,685	19,012	673	4%
Other	10,679	10,127	552	5%
Total direct costs of rental operations	46,134	45,079	1,055	2%
Costs of sales	2,003	1,342	661	49%
Total costs of revenues	48,137	46,421	1,716	4%
Gross Profit (Loss)
Rental	37,572	32,518	5,054	16%
Rental related services	5,076	4,795	281	6%
Rental operations	42,648	37,313	5,335	14%
Sales	360	(28)	388	nm
Other	210	124	86	69%
Total gross profit	43,218	37,409	5,809	16%
Selling and administrative expenses	29,542	27,610	1,932	7%
Income from operations	13,676	9,799	3,877	40%
Interest expense allocation	(3,071)	(3,200)	(129)	(4)%
Pre-tax income	$10,605	$6,599	$4,006	61%
Other Selected Information
Average rental equipment [1]	$307,558	$307,416	$142	0%
Average rental equipment on rent [1]	$172,140	$154,165	$17,975	12%
Average monthly total yield [2]	1.73%	1.59%		9%
Average utilization [3]	56.0%	50.1%		12%
Average monthly rental rate [4]	3.10%	3.17%		-2%
Period end rental equipment [1]	$308,877	$306,701	$2,176	1%
Period end utilization [3]	57.5%	50.7%		13%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for 2017 increased $5.8 million, or 16%, to $43.2 million from $37.4 million for the same period in 2016.  For the year ended December 31, 2017 compared to year ended December 31, 2016:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.4 million, or 9%, due to 12% higher average rental equipment on rent, partly offset by 2% lower average rental rates in 2017 as compared to 2016.  As a percentage of rental revenues, depreciation was 25% and 27% in 2017 and 2016, respectively, and other direct costs were 17% in 2017 and 2016, which resulted in gross margin percentages of 59% in 2017 compared to 56% in 2016.  The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $5.1 million, or 16%, to $37.6 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.0 million, or 4%, compared to 2016. The higher revenues and higher gross margin percentage of 21% in 2017 compared to 20% in 2016, resulted in rental related services gross profit increasing $0.3 million, or 6%, to $5.1 million from $4.8 million in 2016.

For 2017, Adler Tanks’ selling and administrative expenses increased $1.9 million, to $29.5 million from $27.6 million in the same period in 2016, primarily due to increased employee headcount, salaries and benefit costs and higher corporate allocated expenses.

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

For 2016 compared to 2015, on a consolidated basis:

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
•

Pre-tax income contribution was 53%, 32% and 10% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2016, compared to 41%, 33% and 26%, respectively, in 2015. These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 5% and 0% in 2016 and 2015, respectively.

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

•

Adjusted EBITDA decreased $0.7 million, or less than 1%, to $163.4 million compared to $164.1 million in 2015.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 34.

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

Mobile Modular – 2016 compared to 2015

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$130,496	$115,986	$14,510	13%
Rental related services	49,206	45,616	3,590	8%
Rental operations	179,702	161,602	18,100	11%
Sales	29,393	22,248	7,145	32%
Other	417	434	(17)	(4)%
Total revenues	209,512	184,284	25,228	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,001	19,246	1,755	9%
Rental related services	37,392	35,001	2,391	7%
Other	35,683	34,808	875	3%
Total direct costs of rental operations	94,076	89,055	5,021	6%
Costs of sales	21,620	16,458	5,162	31%
Total costs of revenues	115,696	105,513	10,183	10%
Gross Profit
Rental	73,813	61,932	11,881	19%
Rental related services	11,814	10,615	1,199	11%
Rental operations	85,627	72,547	13,080	18%
Sales	7,772	5,790	1,982	34%
Other	417	434	(17)	(4)%
Total gross profit	93,816	78,771	15,045	19%
Selling and administrative expenses	51,432	46,496	4,936	11%
Income from operations	42,384	32,275	10,109	31%
Interest expense allocation	(6,804)	(5,363)	(1,441)	27%
Pre-tax income	$35,580	$26,912	$8,668	32%
Other Selected Information
Average rental equipment 1	$724,333	$667,953	$56,380	8%
Average rental equipment on rent 1	$554,485	$506,062	$48,423	10%
Average monthly total yield 2	1.50%	1.45%		3%
Average utilization 3	76.6%	75.8%		1%
Average monthly rental rate 4	1.96%	1.91%		3%
Period end rental equipment 1	$744,099	$706,155	$37,944	11%
Period end utilization 3	77.3%	76.9%		1%

1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Mobile Modular’s gross profit for 2016 increased 19% to $93.8 million from $78.8 million in 2015.  For the year ended December 31, 2016 compared to the year ended December 31, 2015:

•

Gross Profit on Rental Revenues – Rental revenues increased $14.5 million, or 13%, compared to 2015, due to 10% higher average rental equipment on rent and 3% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 16% in 2016 compared to 17% in 2015 and other direct costs were 27% in 2016 and 30% in 2015, which resulted in gross margin percentage of 56% in 2016 compared to 53% in 2015. The higher rental revenues, together with higher rental margins, resulted in gross profit on rental revenues increasing 19%, to $73.8 million from $61.9 million in 2015.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.6 million, or 8%, compared to 2015.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of delivery and return delivery and dismantle revenues, and higher delivery and return delivery at Mobile Modular Portable Storage.  The higher revenues and higher gross margin percentage of 24% in 2016 compared to 23% in 2015 resulted in rental related services gross profit increasing 11%, to $11.8 million from $10.6 million in 2015.

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

TRS-RenTelco – 2016 compared to 2015

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$82,307	$89,208	$(6,901)	(8)%
Rental related services	2,846	3,055	(209)	(7)%
Rental operations	85,153	92,263	(7,110)	(8)%
Sales	21,582	21,137	445	2%
Other	1,882	1,617	265	16%
Total revenues	108,617	115,017	(6,400)	(6)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	35,256	39,974	(4,718)	(12)%
Rental related services	2,640	2,722	(82)	(3)%
Other	14,320	13,619	701	5%
Total direct costs of rental operations	52,216	56,315	(4,099)	(7)%
Costs of sales	10,604	10,866	(262)	(2)%
Total costs of revenues	62,820	67,181	(4,361)	(6)%
Gross Profit
Rental	32,730	35,615	(2,885)	(8)%
Rental related services	206	333	(127)	(38)%
Rental operations	32,936	35,948	(3,012)	(8)%
Sales	10,979	10,271	708	7%
Other	1,882	1,617	265	16%
Total gross profit	45,797	47,836	(2,039)	(4)%
Selling and administrative expenses	21,896	22,930	(1,034)	(5)%
Income from operations	23,901	24,906	(1,005)	(4)%
Interest expense allocation	(2,465)	(2,194)	(271)	12%
Foreign currency exchange loss	(121)	(488)	367	(75)%
Pre-tax income	$21,315	$22,224	$(909)	(4)%
Other Selected Information
Average rental equipment 1	$254,019	$265,832	$(11,813)	(4)%
Average rental equipment on rent 1	$153,985	$160,833	$(6,848)	(4)%
Average monthly total yield 2	2.70%	2.80%		(4)%
Average utilization 3	60.6%	60.5%		0%
Average monthly rental rate 4	4.45%	4.62%		(4)%
Period end rental equipment 1	$245,700	$261,996	$(16,296)	(6)%
Period end utilization 3	61.0%	58.7%		4%

1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Adler Tanks – 2016 compared to 2015

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues
Rental	$58,585	$68,502	$(9,917)	(14)%
Rental related services	23,807	24,643	(836)	(3)%
Rental operations	82,392	93,145	(10,753)	(12)%
Sales	1,314	1,388	(74)	(5)%
Other	124	98	26	27%
Total revenues	83,830	94,631	(10,801)	(11)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,940	15,993	(53)	(0)%
Rental related services	19,012	19,421	(409)	(2)%
Other	10,127	10,084	43	0%
Total direct costs of rental operations	45,079	45,498	(419)	(1)%
Costs of sales	1,342	1,736	(394)	(23)%
Total costs of revenues	46,421	47,234	(813)	(2)%
Gross Profit (Loss)
Rental	32,518	42,425	(9,907)	(23)%
Rental related services	4,795	5,222	(427)	(8)%
Rental operations	37,313	47,647	(10,334)	(22)%
Sales	(28)	(348)	320	(92)%
Other	124	98	26	27%
Total gross profit	37,409	47,397	(9,988)	(21)%
Selling and administrative expenses	27,610	27,494	116	0%
Income from operations	9,799	19,903	(10,104)	(51)%
Interest expense allocation	(3,200)	(2,729)	(471)	17%
Pre-tax income	$6,599	$17,174	$(10,575)	(62)%
Other Selected Information
Average rental equipment 1	$307,416	$304,001	$3,415	1%
Average rental equipment on rent 1	$154,165	$177,117	$(22,952)	(13)%
Average monthly total yield 2	1.59%	1.88%		(15)%
Average utilization 3	50.1%	58.3%		(14)%
Average monthly rental rate 4	3.17%	3.22%		(2)%
Period end rental equipment 1	$306,701	$307,614	$(913)	(0)%
Period end utilization 3	50.7%	49.7%		2%

1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2017 as compared to 2016 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $122.4 million for 2017 as compared to $140.7 million in 2016.  The 13% decrease was primarily attributable to a higher increase in accounts receivable and an income tax refund received in 2016 and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $70.9 million for 2017 as compared to $60.2 million in 2016.  The $10.7 million increase was primarily due to $15.6 million higher purchases of rental equipment of $94.6 million in 2017, compared to $79.0 million in 2016, $4.1 million higher purchases of property, plant and equipment, partly offset by higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $49.9 million in 2017 as compared to $80.8 million in 2016. The $31.9 million decrease was primarily due to $32.2 million lower net borrowings under the Company’s bank lines of credit.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2017	2016	2015	Totals
Cash provided by operating activities	$122,389	$140,695	$144,260	$407,344
Proceeds from sales of used rental equipment	38,344	29,406	26,214	93,964
Cash available for purchase of rental equipment	160,733	170,101	170,474	501,308
Purchases of rental equipment	(94,579)	(79,038)	(131,037)	(304,654)
Cash available for other uses	$66,154	$91,063	$39,437	$196,654

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $14.6 million in 2017, $10.5 million in 2016 and $9.3 million in 2015, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $24.9 million, $24.4 million and $25.8 million in the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors. Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. During the twelve months ended December 31, 2015, the Company repurchased 2,407,974 shares of common stock for an aggregate repurchase price of $64.0 million, or an average price of $26.56 per share. There were no repurchases of common stock during the twelve months ended December 31, 2017 and 2016.  As of February 26, 2018, 1,592,026 shares remain authorized for repurchase.

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

At December 31, 2017, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $183.5 million was outstanding, and had capacity to borrow up to an additional $248.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2017, the actual ratio was 6.82 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2017, the actual ratio was 1.70 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2017, such sum was $349.9 million and the actual Tangible Net Worth of the Company was $488.7 million.

At December 31, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At December 31, 2017, the principal balance outstanding under the Series A Senior Notes was $20.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2017, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2017, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2017, the actual ratio was 6.82 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2017, the actual ratio was 1.70 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2017, such sum was $349.9 million and the actual tangible net worth of the Company was $488.7 million.

At December 31, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Contractual Obligations and Commitments

At December 31, 2017, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2021, outstanding amounts under our 4.03%, 3.68% and 3.84% senior notes due in 2018, 2021 and 2022, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2017 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$183,473	$—	$—	$183,473	$—
4.03% Series A senior notes due in 2018	20,405	20,405	—	—	—
3.68% Series B senior notes due in 2021	45,888	1,472	2,944	41,472	—
3.84% Series C senior notes due in 2022	71,526	2,310	4,608	64,608	—
Operating leases for facilities	7,521	1,632	2,223	1,702	1,964
Total contractual obligations	$328,813	$25,819	$9,775	$291,255	$1,964

The Company believes that its needs for working capital and capital expenditures through 2018 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

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

Off Balance Sheet Transactions

As of December 31, 2017, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 4.03%, 3.68% and 3.84% senior notes due in 2018, 2021 and 2022, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2017.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series A, Series B and Series C Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2017.

(dollar amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$—	$183,473	$—	$—	$183,473	$183,473
Weighted average interest rate	—	—	—	2.64%	—	—	2.64%
4.03% Series A senior notes due in 2018	$20,000	$—	$—	$—	$—	$—	$20,000	$20,202
Stated interest rate	4.03%	—	—	—	—	—	4.03%
3.68% Series B senior notes due in 2021	$—	$—	$—	$40,000	$—	$—	$40,000	$40,826
Stated interest rate	—	—	—	3.68%	—	—	3.68%
3.84% Series C senior notes due in 2022	$—	$—	$—	$—	$60,000	$—	$60,000	$59,199
Stated interest rate	—	—	—	—	3.84%	—	—

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013, which commenced the closure of operations during 2017.  The Canadian and Indian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2017, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian and Indian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

Reports of Independent Registered Public Accounting Firm

Report on Internal Control over Financial Reporting

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

San Jose, California

February 27, 2018

Reports of Independent Registered Public Accounting Firm (Continued)

Report on Consolidated Financial Statements

Board of Directors and Shareholders of McGrath RentCorp and Subsidiaries:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2018 expressed on unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2002.

San Jose, California

February 27, 2018

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2017	2016
Assets
Cash	$2,501	$852
Accounts receivable, net of allowance for doubtful accounts of $1,920 in 2017 and $2,087 in 2016	105,872	96,877
Rental equipment, at cost:
Relocatable modular buildings	775,400	769,190
Electronic test equipment	262,325	246,325
Liquid and solid containment tanks and boxes	309,808	308,542
	1,347,533	1,324,057
Less accumulated depreciation	(485,213)	(467,686)
Rental equipment, net	862,320	856,371
Property, plant and equipment, net	119,170	112,190
Prepaid expenses and other assets	22,459	25,583
Intangible assets, net	7,724	8,595
Goodwill	27,808	27,808
Total assets	$1,147,854	$1,128,276
Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$303,414	$326,266
Accounts payable and accrued liabilities	86,408	78,205
Deferred income	39,219	37,499
Deferred income taxes, net	194,629	292,019
Total liabilities	623,670	733,989
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common Stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,052 shares as of December 31, 2017 and 23,948 shares as of December 31, 2016	102,947	101,821
Retained earnings	421,405	292,521
Accumulated other comprehensive loss	(168)	(55)
Total shareholders’ equity	524,184	394,287
Total liabilities and shareholders’ equity	$1,147,854	$1,128,276

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Revenues
Rental	$289,417	$271,388	$273,696
Rental related services	78,068	75,859	73,314
Rental operations	367,485	347,247	347,010
Sales	91,500	74,410	55,385
Other	3,049	2,423	2,149
Total revenues	462,034	424,080	404,544
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	69,908	72,197	75,213
Rental related services	60,029	59,044	57,144
Other	65,472	60,130	58,511
Total direct costs of rental operations	195,409	191,371	190,868
Cost of sales	60,280	48,542	36,769
Total costs of revenues	255,689	239,913	227,637
Gross profit	206,345	184,167	176,907
Selling and administrative expenses	111,605	104,908	99,950
Income from operations	94,740	79,259	76,957
Other income (expense):
Interest expense	(11,622)	(12,207)	(10,092)
Foreign currency exchange gain (loss)	334	(121)	(488)
Income before provision for income taxes	83,452	66,931	66,377
(Benefit) provision for income taxes	(70,468)	28,680	25,907
Net income	$153,920	$38,251	$40,470
Earnings per share:
Basic	$6.41	$1.60	$1.60
Diluted	$6.34	$1.60	$1.59
Shares used in per share calculations:
Basic	23,999	23,900	25,369
Diluted	24,269	23,976	25,457
Cash dividends declared per share	$1.04	$1.02	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$153,920	$38,251	$40,470
Other comprehensive income (loss):
Foreign currency translation adjustment	(174)	24	55
Tax benefit (provision)	61	(12)	(20)
Comprehensive income	$153,807	$38,263	$40,505

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	26,051	$106,469	$318,164	$(102)	$424,531
Net income	—	—	40,470	—	40,470
Share-based compensation	—	3,399	—	—	3,399
Common stock issued under stock plans, net of shares withheld for employee taxes	208	2,149	—	—	2,149
Common stock repurchased	(2,408)	(9,119)	(54,834)	—	(63,953)
Tax shortfall from equity awards	—	(292)	—	—	(292)
Taxes paid related to net share settlement of stock awards	—	(1,560)	—	—	(1,560)
Dividends accrued of $1.00 per share	—	—	(25,092)	—	(25,092)
Other comprehensive gain	—	—	—	35	35
Balance at December 31, 2015	23,851	101,046	278,708	(67)	379,687
Net income	—	—	38,251	—	38,251
Share-based compensation	—	3,091	—	—	3,091
Common stock issued under stock plans, net of shares withheld for employee taxes	97	37	—	—	37
Tax shortfall from equity awards	—	(1,066)	—	—	(1,066)
Taxes paid related to net share settlement of stock awards	—	(1,287)	—	—	(1,287)
Dividends accrued of $1.02 per share	—	—	(24,438)	—	(24,438)
Other comprehensive gain	—	—	—	12	12
Balance at December 31, 2016	23,948	101,821	292,521	(55)	394,287
Net income	—	—	153,920	—	153,920
Share-based compensation	—	3,198	—	—	3,198
Common stock issued under stock plans, net of shares withheld for employee taxes	104	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,072)	—	—	(2,072)
Dividends accrued of $1.04 per share	—	—	(25,036)	—	(25,036)
Other comprehensive loss	—	—	—	(113)	(113)
Balance at December 31, 2017	24,052	102,947	421,405	(168)	524,184

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$153,920	$38,251	$40,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,416	81,179	84,280
Impairment of rental assets	1,639	—	—
Provision for doubtful accounts	1,480	1,892	2,149
Share-based compensation	3,198	3,091	3,399
Gain on sale of used rental equipment	(17,733)	(13,739)	(11,902)
Foreign currency exchanges (gain) loss	(334)	121	488
Amortization of debt issuance costs	50	51	52
Change in:
Accounts receivable	(10,475)	(3,752)	3,628
Income taxes receivable	—	11,000	(11,000)
Prepaid expenses and other assets	3,124	3,219	12,910
Accounts payable and accrued liabilities	4,015	10,426	(1,812)
Deferred income	1,720	1,211	7,149
Deferred income taxes	(96,631)	7,745	14,449
Net cash provided by operating activities	122,389	140,695	144,260
Cash Flows from Investing Activities:
Purchases of rental equipment	(94,579)	(79,038)	(131,037)
Purchases of property, plant and equipment	(14,617)	(10,548)	(9,321)
Proceeds from sales of used rental equipment	38,344	29,406	26,214
Net cash used in investing activities	(70,852)	(60,180)	(114,144)
Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	(2,902)	(35,066)	18,963
Principal payments on Series A senior notes	(20,000)	(20,000)	(20,000)
Borrowings under Series C senior notes	—	—	60,000
Proceeds from the exercise of stock options	—	37	2,149
Taxes paid related to net share settlement of stock awards	(2,072)	(1,287)	(1,560)
Repurchase of common stock	—	—	(63,953)
Payment of dividends	(24,876)	(24,448)	(25,779)
Net cash used in financing activities	(49,850)	(80,764)	(30,180)
Effect of foreign currency exchange rate changes on cash	(38)	(2)	—
Net increase (decrease) in cash	1,649	(251)	(64)
Cash balance, beginning of period	852	1,103	1,167
Cash balance, end of period	$2,501	$852	$1,103
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$11,825	$12,436	$10,041
Net income taxes paid, during the period	$29,504	$15,555	$2,498
Dividends accrued during the period, not yet paid	$6,260	$6,147	$6,019
Rental equipment acquisitions, not yet paid	$6,405	$2,876	$7,280

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

Other revenue is recognized when earned and primarily includes interest income on sales-type leases, rental income on facility leases and certain logistics services.

Sales taxes charged to customers are reported on a net basis and are excluded from revenues and expenses.

Depreciation of Rental Equipment

Rental equipment is depreciated on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes.  The costs of major refurbishment of relocatable modular buildings, portable storage containers and tanks and boxes are capitalized to the extent the refurbishment significantly adds value to, or extends the life of the equipment.  Maintenance and repairs are expensed as incurred.

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings	18 years, 50% residual value
Relocatable modular accessories	3 to 18 years, no residual value
Portable storage containers	25 years, 62.5% residual value
Electronic test equipment and accessories	1 to 8 years, no residual value
Liquid and solid containment tanks and boxes and accessories	3 to 20 years, no residual value

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building leases and liquid and solid containment tank and boxes. Modular building leases primarily consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site-related work, and dismantle and return delivery.  Costs related to these services are recognized on a straight-line basis over the term of the lease.  Costs of rental related services associated with liquid and solid containment solutions consists of costs of delivery, removal and cleaning of the tanks and boxes.  These costs are recognized in the period the service is performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. The Company recorded an impairment of modular rental equipment of $1.6 million for the year ended December 31, 2017.  There were no impairments of long-lived assets during the years ended December 31, 2016 and 2015.

Other Direct Costs of Rental Operations

Other direct costs of rental operations include direct labor, supplies, repairs, insurance, property taxes, license fees, impairment of rental equipment and certain modular lease costs charged to customers in the negotiated rental rate, which are recognized on a straight-line basis over the term of the lease.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2017	2016
Land	Indefinite	$50,689	$45,928
Land improvements	20 – 50	43,337	42,677
Buildings	30	26,862	26,105
Furniture, office and computer equipment	3 – 10	32,118	35,215
Vehicles and machinery	5 – 25	34,597	30,416
		187,603	180,341
Less accumulated depreciation		(70,034)	(68,854)
		117,569	111,487
Construction in progress		1,601	703
		$119,170	$112,190

Property, plant and equipment depreciation expense was $7.6 million, $8.1 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Construction in progress at December 31, 2017 and 2016 consisted primarily of costs related to acquisition of land and land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance, training and post implementation costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $0.8 million and $0.2 million in internal use software during the years ended December 31, 2017 and 2016, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $2.9 million, $2.9 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015.

Income Taxes

Income taxes are accounted for using an asset and liability approach.  Deferred tax assets and liabilities are recorded for the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when temporary differences reverse.  Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities.  A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.  To the extent adjustments are required in any given period, the adjustments would be included within the “Provision for income taxes” in the Consolidated Statements of Income.

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years.  At December 31, 2017 and 2016, goodwill and trade name intangible assets which have indefinite lives totaled $33.5 million.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal years ended 2017, 2016 or 2015.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2017	2016	2015
Weighted-average common stock for calculating basic earnings per share	23,999	23,900	25,369
Effect of potentially dilutive securities from equity-based compensation	270	76	88
Weighted-average common stock for calculating diluted earnings per share	24,269	23,976	25,457

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	7	661	746

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There were no repurchases of common stock during the twelve months ended December 31, 2017 and 2016.  As of December 31, 2017, 1,592,026 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $30.1 million at December 31, 2017 and $28.1 million at December 31, 2016. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts activity was as follows:

(in thousands)	2017	2016
Beginning balance, January 1	$2,087	$2,087
Provision for doubtful accounts	1,480	1,892
Write-offs, net of recoveries	(1,647)	(1,892)
Ending balance, December 31	$1,920	$2,087

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $120.2 million and $140.7 million compared to the recorded value of $120.0 million and $140.0 million as of December 31, 2017 and 2016, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

The Company’s Indian subsidiary, TRS-RenTelco India Private Limited (“TRS-India”), functions as a rental and sales office for TRS-RenTelco in India, which commenced its closure during 2017.  The functional currency for TRS-India is the Indian Rupee.  All assets and liabilities of TRS-India are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

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

Reclassification

In order to conform to our current year presentation, $2.7 million and $2.4 million were reclassified in 2016 and 2015, respectively, from other to rental related services within the direct costs of rental operations on the Condensed Consolidated Statements of Income.  These reclassifications had no impact on net income, earnings per share or operating cash flows.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The objective of this guidance is to establish the principles for reporting useful information to users of financial statements about the nature, timing and uncertainty of revenue from contracts with customers.  The new standard is effective for the interim and annual reporting periods beginning after December 31, 2017.  The new standard permits two methods of adoption: retrospectively to each prior period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  The Company will adopt the guidance effective January 1, 2018 using the modified retrospective method. The Company believes the majority of its revenue, as such revenue relates to rental contractual revenue, is excluded from the scope of this standard, and the remaining revenue streams will not be materially affected.   The Company does not anticipate the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

During the first quarter 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  As a result of the adoption, the Company recognized $869,000 of excess tax benefits related to share-based payments as a reduction to the provision for income taxes for the year ended December 31, 2017.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity with the prior period adjusted accordingly.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.  Retrospective application of the cash flow presentation requirements resulted in decreases to both net cash provided by operations and net cash used in financing activities of $1,066,000 for the twelve months ended December 31, 2016.  The Company’s compensation expense for each period continues to reflect forfeitures as they occur, rather than based upon estimated expected forfeitures.

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

NOTE 2. FINANCED LEASE RECEIVABLES

The Company has entered into sales-type leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2017	2016
Gross minimum lease payments receivable	$2,150	$3,252
Less – unearned interest	(201)	(301)
Net investment in sales type lease receivables	$1,949	$2,951

As of December 31, 2017, the future minimum lease payments under non-cancelable sales-type leases to be received in 2018 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2018	$1,354
2019	633
2020	163
Total minimum future lease payments	$2,150

NOTE 3. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2017	2016
Unsecured revolving lines of credit	$183,473	$186,376
4.03% Series A senior notes due in 2018	20,000	40,000
3.68% Series B senior notes due in 2021	40,000	40,000
3.84% Series C senior notes due in 2022	60,000	60,000
	$303,473	$326,376

As of December 31, 2017, the future minimum payments under the unsecured revolving lines of credit, 4.03% Series A senior notes due in 2018, 3.68% Series B senior notes due in 2021 and 3.84% Series C senior notes due in 2022 are as follows:

(in thousands)
Year Ended December 31,
2018	$20,000
2019	—
2020	—
2021	223,473
2022	60,000
$303,473

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

At December 31, 2017, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $183.5 million was outstanding, and had capacity to borrow up to an additional $248.5 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2017, the actual ratio was 6.82 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2017, the actual ratio was 1.70 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2017, such sum was $349.9 million and the actual Tangible Net Worth of the Company was $488.7 million.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2017 and 2016, the applicable margins were 1.25% and 1.50% for LIBOR based loans, respectively, 0.25% and 0.50% for base rate loans, respectively and 0.20% and 0.25% for unused fees, respectively. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $12.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2017	2016
Maximum amount outstanding	$215,732	$239,820
Average amount outstanding	$199,499	$214,446
Weighted average interest rate, during the period	2.64%	2.19%
Prime interest rate, end of period	4.50%	3.75%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014.   At December 31, 2017 and 2016, the principal balance outstanding under the Series A Senior Notes were $20.0 million and $40.0 million, respectively.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2017 and 2016, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.84% per annum and mature on November 5,

2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2017 and 2016, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2017, the actual ratio was 6.82 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2017, the actual ratio was 1.70 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2017, such sum was $349.9 million and the actual Tangible Net Worth of the Company was $488.7 million.

At December 31, 2017, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

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

NOTE 4. INCOME TAXES

Income before (benefit) provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2017	2016	2015
U.S.	$83,525	$67,199	$66,889
Foreign	(73)	(268)	(512)
	$83,452	$66,931	$66,377

The (benefit) provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$21,171	$17,203	$7,976
State	2,976	2,049	1,851
Foreign	2,016	1,683	1,645
	26,163	20,935	11,472
Deferred:
U.S. Federal	(103,518)	4,005	13,201
State	6,948	3,039	1,538
Foreign	(61)	701	(304)
	(96,631)	7,745	14,435
Total	$(70,468)	$28,680	$25,907

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	4.2	4.2
State deferred tax rate change, net of federal benefit	0.5	2.0	(0.4)
Valuation allowance	0.1	1.1	—
Share-based compensation	(1.0)	—	—
Enactment of the Tax Cuts and Jobs Act	(122.9)	—	—
Other	(0.2)	0.6	0.2
	(84.4)%	42.9%	39.0%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2017	2016
Deferred tax liabilities:
Accelerated depreciation	$195,694	$293,141
Prepaid costs currently deductible	4,152	6,572
Other	4,405	5,747
Total deferred tax liabilities	204,251	305,460
Deferred tax assets:
Accrued costs not yet deductible	7,880	9,785
Allowance for doubtful accounts	484	809
Deferred revenues	213	965
Share-based compensation	1,045	1,882
Total deferred tax assets, net of valuation allowance of $0.8 million in 2017 and $0.7 million in 2016	9,622	13,441
Deferred income taxes, net	$194,629	$292,019

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017.  Among other provisions, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  As a result of the Tax Act, the Company re-measured its net deferred tax liabilities and recognized a net tax benefit of $102.8 million. Additionally, based on information currently available to us, we recorded a provisional income tax expense of $0.3 million related to the deemed repatriation of foreign earnings.  The Company did not have a deferred tax liability related to its foreign earnings because permanent reinvestment was previously asserted.  It is the Company’s intent to continue to permanently reinvest such earnings. The Company will continue to obtain and analyze information related to the deemed repatriation of foreign earnings associated with historical ownership and financial information and will finalize the provision within one year of the enactment date.  In addition, there is currently uncertainty as to what portions if any of the Tax Act will be adopted by the U.S. state and local taxing authorities.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India as of December 31, 2017 that management estimated the benefit of which will not be realized.  As of December 31, 2017, the Company’s foreign net operating losses for tax purposes were $0.4 million.  If not realized, these carry forwards will begin to expire in 2023.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.  In 2017, exercise of share-based awards by employees resulted in an excess tax benefit of $0.9 million.  In 2016 and 2015 the exercise of share-based awards by employees resulted in a tax shortfall of $1.1 million and $0.3 million, respectively, which was recorded to equity.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2017 and 2016.  In addition, there have been no material changes in unrecognized benefits during 2017, 2016 and 2015.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2013.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the (benefit) provision for income taxes in the accompanying Consolidated Statements of Income for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2017, 2016 and 2015.

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, RSUs, the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares.  There were no modifications to the 2016 Plan and no awards classified as liabilities in the year ended December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, the share-based compensation expense was $3.2 million, $3.1 million and $3.4 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.3 million, $1.2 million and $1.3 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2017, 2016 and 2015.

Stock Options

As of December 31, 2017, a cumulative total of 8,458,600 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37.  Of these, options have been exercised for the purchase of 5,620,878 shares, while options for 1,628,622 shares have been terminated, and options for 1,208,860 shares with exercise prices ranging from $23.84 to $40.37 remained outstanding under the stock plans.  These options vest over five years and expire seven years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2017, 2,097,594 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2017 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2014	1,343,760	$27.25
Options granted	456,200	31.69
Options exercised	(270,650)	19.81
Options cancelled/forfeited/expired	(118,660)	29.58
Balance at December 31, 2015	1,410,650	29.91
Options granted	881,800	25.26
Options exercised	(368,085)	27.34
Options cancelled/forfeited/expired	(339,930)	28.62
Balance at December 31, 2016	1,584,435	28.14
Options granted	299,600	34.66
Options exercised	(398,275)	28.94
Options cancelled/forfeited/expired	(276,900)	28.04
Balance at December 31, 2017	1,208,860	$29.52	4.94	$21.1
Exercisable at December 31, 2017	325,680	$28.65	4.04	$6.0
Expected to vest after December 31, 2017	680,049	$29.78	5.28	$11.7

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $6.2 million, $4.2 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, determined as of the date of option exercise.  As of December 31, 2017, there was approximately $4.3 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2017	Weighted- average remaining contractual life (Years)	Weighted- average grant date value	Number exercisable at December 31, 2017	Weighted- average grant date value
$20 – 25	481,510	5.13	$24.59	125,505	$24.58
$25 – 30	57,505	3.14	$28.05	37,300	$28.91
$30 – 35	654,265	4.94	$33.07	160,635	$32.09
$35 – 40	8,780	5.32	$38.61	2,240	$38.18
$40 – 45	6,800	6.67	$40.37	—	$—
$20 – 45	1,208,860	4.94	$29.52	325,680	$28.65

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.0	5.0	5.0
Expected volatility	26.1%	28.7%	31.1%
Expected dividend yields	3.0%	4.1%	3.2%
Risk-free interest rates	2.0%	1.2%	1.6%

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

The weighted average grant date fair value per share was $6.28, $4.14 and $6.60 during the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2017:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2014	311,583	$29.78
RSUs granted	79,300	31.86
RSUs vested	(89,915)	27.97
RSUs cancelled/forfeited/expired	(80,320)	31.35
Balance at December 31, 2015	220,648	30.70
RSUs granted	31,900	25.75
RSUs vested	(59,008)	29.69
RSUs cancelled/forfeited/expired	(68,300)	29.33
Balance at December 31, 2016	125,240	30.66
RSUs granted	70,960	34.53
RSUs vested	(36,336)	26.99
RSUs cancelled/forfeited/expired	(66,200)	32.63
Balance at December 31, 2017	93,664	$33.62	$4.4

Performance-based RSUs vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  There were 112,834 performance-based RSUs expected to vest as of December 31, 2017.  Service-based RSUs have been issued to the Company’s directors and generally vest over twelve to fourteen months.  There were 17,600 service-based RSUs expected to vest as of December 31, 2017.  No forfeitures are currently expected.  The total fair value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 based on the weighted average grant date values was $1.0 million, $1.8 million and $2.5 million, respectively.

Share-based compensation expense for RSUs for the year ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.0 million and $1.7, respectively. As of December 31, 2017, the total unrecognized compensation expense related to unvested RSUs was $1.7 million and is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  Each employee who has at least three months of service with the Company and is 21 years or older, is eligible to participate in the KSOP.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2016 dividends deducted by the Company were $0.3 million, which resulted in a tax benefit of approximately $0.1 million in 2017.

At December 31, 2017, the KSOP held 258,482 shares, or less than 2% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 6. SHAREHOLDERS’ EQUITY

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the twelve months ended December 31, 2017 and 2016.  As of December 31, 2017, 1,592,026 shares remain authorized for repurchase under this authorization.

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

(in thousands)
Year Ended December 31,
2018	$1,632
2019	1,282
2020	941
2021	839
2022	863
Thereafter	1,964
$7,521

Rent expense was $3.6 million, $3.5 million and $3.5 million in 2017, 2016 and 2015, respectively.

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

The Company’s health and workers’ compensation plans are self-funded high deductible plans with annual stop-loss insurance of $200,000 and $250,000 per claim, respectively.  Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis.  In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate.  The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end.  The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates.  A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued.  In addition, our assumptions will change as the Company’s loss experience develops.  All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued.  At December 31, 2017 and 2016, accruals for the Company’s health and workers’ compensation high deductible plans were $2.9 million and $2.4 million, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	(In years)	2017	2016
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(7,587)	(6,716)
		$7,724	$8,595

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in each of the years ended December 31, 2017, 2016 and 2015 were $0.9 million.  Based on the carrying values at December 31, 2017 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.9 million in 2018 through 2019 and $0.2 million in 2020.

NOTE 9. RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended December 31, 2017 and 2016, or amounts owed to related parties at such dates.

NOTE 10. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2017, 2016 and 2015, for the Company’s reportable segments is shown in the following tables:

Segment Data (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2017
Rental revenues	$142,584	$82,812	$64,021	$—	$289,417
Rental related services revenues	50,448	2,858	24,762	—	78,068
Sales and other revenues	38,234	22,374	2,572	31,369	94,549
Total revenues	231,266	108,044	91,355	31,369	462,034
Depreciation of rental equipment	21,247	32,891	15,770	—	69,908
Gross profit	103,935	50,289	43,218	8,903	206,345
Selling and administrative expenses	55,583	22,171	29,542	4,309	111,605
Income from operations	48,352	28,118	13,676	4,594	94,740
Interest expense (income) allocation	(6,671)	(2,320)	(3,071)	440	(11,622)
Income before (benefit) provision for income taxes	41,681	26,132	10,605	5,034	83,452
Rental equipment acquisitions	34,526	58,781	4,800	—	98,107
Accounts receivable, net (period end)	59,274	19,581	18,663	8,354	105,872
Rental equipment, at cost (period end)	775,400	262,325	309,808	—	1,347,533
Rental equipment, net book value (period end)	543,857	109,482	208,981	—	862,320
Utilization (period end) [2]	77.8%	61.7%	57.5%
Average utilization [2]	76.8%	62.9%	56.0%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2016
Rental revenues	$130,496	$82,307	$58,585	$—	$271,388
Rental related services revenues	49,206	2,846	23,807	—	75,859
Sales and other revenues	29,810	23,464	1,438	22,121	76,833
Total revenues	209,512	108,617	83,830	22,121	424,080
Depreciation of rental equipment	21,001	35,256	15,940	—	72,197
Gross profit	93,816	45,797	37,409	7,145	184,167
Selling and administrative expenses	51,432	21,896	27,610	3,970	104,908
Income from operations	42,384	23,901	9,799	3,175	79,259
Interest expense (income) allocation	(6,804)	(2,465)	(3,200)	262	(12,207)
Income before provision for income taxes	35,580	21,315	6,599	3,437	66,931
Rental equipment acquisitions	43,099	30,505	1,030	—	74,634
Accounts receivable, net (period end)	55,916	19,506	16,150	5,305	96,877
Rental equipment, at cost (period end)	744,099	245,700	306,701	—	1,324,057
Rental equipment, net book value (period end)	544,421	90,172	221,778	—	856,371
Utilization (period end) 2	77.3%	61.0%	50.7%
Average utilization 2	76.6%	60.6%	50.1%

2015
Rental revenues	$115,986	$89,208	$68,502	$—	$273,696
Rental related services revenues	45,616	3,055	24,643	—	73,314
Sales and other revenues	22,682	22,754	1,486	10,612	57,534
Total revenues	184,284	115,017	94,631	10,612	404,544
Depreciation of rental equipment	19,246	39,974	15,993	—	75,213
Gross profit	78,771	47,836	47,397	2,903	176,907
Selling and administrative expenses	46,496	22,930	27,494	3,030	99,950
Income from operations	32,275	24,906	19,903	(127)	76,957
Interest expense (income) allocation	(5,363)	(2,194)	(2,729)	194	(10,092)
Income before provision for income taxes	26,912	22,224	17,174	67	66,377
Rental equipment acquisitions	79,622	44,316	9,440	—	133,378
Accounts receivable, net (period end)	53,550	21,784	17,955	1,728	95,017
Rental equipment, at cost (period end)	736,875	262,945	310,263	—	1,310,083
Rental equipment, net book value (period end)	529,483	102,191	237,927	—	869,601
Utilization (period end) 2	76.9%	58.7%	49.7%
Average utilization 2	75.8%	60.5%	58.3%
1

Gross Enviroplex sales revenues were $31,369, $22,206 and $11,530 in 2017, 2016 and 2015, respectively, which includes inter-segment sales to Mobile Modular of $0, $85 and $918, which have been eliminated in consolidation.

2

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2017, 2016 and 2015.  Revenue from foreign country customers accounted for 4%, 5% and 5% of the Company’s revenues for the same periods, respectively.

NOTE 11. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2017 is summarized below:

(in thousands, except per share amounts)	2017
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$67,978	$69,953	$73,781	$77,705	$289,417
Total revenues	94,837	109,582	135,388	122,227	462,034
Gross profit	43,670	49,211	58,775	54,689	206,345
Income from operations	15,822	21,846	30,286	26,786	94,740
Income before (benefit) provision for income taxes	13,259	18,908	27,336	23,949	83,452
Net income	7,973	11,461	16,762	117,724	153,920
Earnings per share:
Basic	$0.33	$0.48	$0.70	$4.90	$6.41
Diluted	$0.33	$0.48	$0.69	$4.82	$6.34
Dividends declared per share	$0.260	$0.260	$0.260	$0.260	$1.04
Shares used in per share calculations:
Basic	23,950	23,985	24,015	24,044	23,999
Diluted	24,232	24,092	24,228	24,410	24,269
Balance Sheet Data
Rental equipment, net	$856,981	$863,207	$865,724	$862,320	$862,320
Total assets	1,130,734	1,150,123	1,156,415	1,147,854	1,147,854
Notes payable	323,483	330,287	323,117	303,414	303,414
Shareholders’ equity	396,625	402,365	412,782	524,184	524,184

	2016
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$66,532	$66,747	$67,757	$70,352	$271,388
Total revenues	93,699	103,105	121,993	105,283	424,080
Gross profit	40,655	43,756	50,433	49,323	184,167
Income from operations	14,258	18,073	24,232	22,696	79,259
Income before provision for income taxes	10,853	15,006	21,277	19,795	66,931
Net income	6,566	9,079	12,872	9,734	38,251
Earnings per share:
Basic	$0.28	$0.38	$0.54	$0.41	$1.60
Diluted	$0.27	$0.38	$0.54	$0.40	$1.60
Dividends declared per share	$0.255	$0.255	$0.255	$0.255	$1.02
Shares used in per share calculations:
Basic	23,862	23,900	23,911	23,927	23,900
Diluted	23,911	23,949	24,041	24,123	23,976
Balance Sheet Data
Rental equipment, net	$867,215	$868,422	$862,528	$856,371	$856,371
Total assets	1,132,355	1,148,018	1,144,923	1,128,276	1,128,276
Notes payable	365,772	363,121	345,286	326,266	326,266
Shareholders’ equity	380,512	383,313	390,600	394,287	394,287

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2017, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 59.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be held on June 6, 2018, which will be filed with the Securities and Exchange Commission no later than April 27, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be held on June 6, 2018, which will be filed with the Securities and Exchange Commission no later than April 27, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be held on June 6, 2018, which will be filed with the Securities and Exchange Commission no later than April 27, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be held on June 6, 2018, which will be filed with the Securities and Exchange Commission no later than April 27, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be held on June 6, 2018, which will be filed with the Securities and Exchange Commission no later than April 27, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Schedules and exhibits required by Article 5 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp. ‘P’	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp. ‘P’	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed as exhibit 3.3 to the Company’s Current Report on Form 8-K (filed June 17, 2014) and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

4.2	Credit Agreement dated as of March 31, 2016 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.1	Guaranty dated as of March 31, 2016 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.2	$12,000,000 committed Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2016.	Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.3	$12,000,000 Credit Line Note, dated March 31, 2016, in favor of MUFG Union Bank, N.A.	Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

Number	Description	Method of Filing

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

10.7	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.7.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement	Filed as exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William J. Dawson	Director	February 27, 2018
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 27, 2018
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 27, 2018
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Director	February 27, 2018
BARDLEY M. SHUSTER

/s/ M. Richard Smith	Director	February 27, 2018
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 27, 2018
DENNIS P. STRADFORD

/s/ Ronald H. Zech	Chairman of the Board	February 27, 2018
RONALD H. ZECH