Form 10-Q
period 2018-03-31
MCGRATH RENTCORP
filed 2018-05-01
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 24,119,513 shares of Registrant’s Common Stock were outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) and the related condensed consolidated statements of income, comprehensive income, and cash flows as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for review results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ GRANT THORNTON LLP

San Jose, California

May 1, 2018

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Revenues
Rental	$74,261	$67,978
Rental related services	17,831	17,935
Rental operations	92,092	85,913
Sales	12,091	8,295
Other	902	629
Total revenues	105,085	94,837
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,777	17,379
Rental related services	13,768	13,833
Other	16,269	15,359
Total direct costs of rental operations	47,814	46,571
Costs of sales	7,101	4,596
Total costs of revenues	54,915	51,167
Gross profit	50,170	43,670
Selling and administrative expenses	28,128	27,848
Income from operations	22,042	15,822
Other income (expense):
Interest expense	(2,992)	(2,789)
Foreign currency exchange gain (loss)	(32)	226
Income before provision for income taxes	19,018	13,259
Provision for income taxes	4,552	5,286
Net income	$14,466	$7,973
Earnings per share:
Basic	$0.60	$0.33
Diluted	$0.59	$0.33
Shares used in per share calculation:
Basic	24,067	23,950
Diluted	24,478	24,232
Cash dividends declared per share	$0.340	$0.260

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$14,466	$7,973
Other comprehensive income (loss):
Foreign currency translation adjustment	(26)	(78)
Tax benefit	4	25
Comprehensive income	$14,444	$7,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2018	2017
Assets
Cash	$4,448	$2,501
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2018 and $1,920 in 2017	98,092	105,872
Rental equipment, at cost:
Relocatable modular buildings	779,839	775,400
Electronic test equipment	269,043	262,325
Liquid and solid containment tanks and boxes	310,478	309,808
	1,359,360	1,347,533
Less accumulated depreciation	(494,022)	(485,213)
Rental equipment, net	865,338	862,320
Property, plant and equipment, net	119,904	119,170
Prepaid expenses and other assets	25,762	22,459
Intangible assets, net	7,506	7,724
Goodwill	27,808	27,808
Total assets	$1,148,858	$1,147,854
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$300,595	$303,414
Accounts payable and accrued liabilities	84,666	86,408
Deferred income	38,502	39,219
Deferred income taxes, net	194,811	194,629
Total liabilities	618,574	623,670
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,102 shares as of March 31, 2018 and 24,052 shares as of December 31, 2017	102,840	102,947
Retained earnings	427,634	421,405
Accumulated other comprehensive loss	(190)	(168)
Total shareholders’ equity	530,284	524,184
Total liabilities and shareholders’ equity	$1,148,858	$1,147,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows from Operating Activities :
Net income	$14,466	$7,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,928	19,405
Impairment of rental assets	39	—
Provision for doubtful accounts	35	289
Share-based compensation	864	806
Gain on sale of used rental equipment	(3,848)	(2,943)
Foreign currency exchanges (gain) loss	32	(226)
Amortization of debt issuance costs	13	13
Change in:
Accounts receivable	7,745	4,036
Prepaid expenses and other assets	(3,303)	(1,536)
Accounts payable and accrued liabilities	(4,284)	(3,924)
Deferred income	(717)	2,388
Deferred income taxes	182	(451)
Net cash provided by operating activities	31,152	25,830
Cash Flows from Investing Activities:
Purchases of rental equipment	(24,168)	(15,914)
Purchases of property, plant and equipment	(2,667)	(5,835)
Proceeds from sales of used rental equipment	7,707	5,505
Net cash used in investing activities	(19,128)	(16,244)
Cash Flows from Financing Activities:
Net repayments under bank lines of credit	(2,831)	(2,436)
Taxes paid related to net share settlement of stock awards	(971)	(143)
Payment of dividends	(6,300)	(6,155)
Net cash used in financing activities	(10,102)	(8,734)
Effect of foreign currency exchange rate changes on cash	25	(24)
Net increase in cash	1,947	828
Cash balance, beginning of period	2,501	852
Cash balance, end of period	$4,448	$1,680
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$2,537	$2,303
Net income taxes paid, during the period	$1,572	$5,565
Dividends accrued during the period, not yet paid	$8,237	$6,190
Rental equipment acquisitions, not yet paid	$6,930	$7,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three months ended March 31, 2018 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 27, 2018 for the year ended December 31, 2017 (the “2017 Annual Report”).

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While the Company is still evaluating the potential impact of this guidance, as a lessor the Company does not believe the accounting for operating lease revenues will be materially affected by this standard.  The Company anticipates the lessee accounting to increase its total assets and liabilities; however, the Company is currently evaluating the magnitude of the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

The Company’s accounting for revenues is governed by two accounting standards.  The majority of revenues are considered lease related and are accounted for in accordance with Topic 840, Accounting for Leases.   Revenues determined to be non-lease related are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted by the Company on January 1, 2018.   The Company utilized the modified retrospective method of adoption and there was no impact on its condensed consolidated financial statements, nor was there a cumulative effect of initially applying the new standard.  The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods, or performance obligations, and control doesn’t occur until delivery and installation is complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct goods or services in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from our customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $10.6 million and $6.8 million at March 31, 2018 and December 31, 2017, respectively.   Sales revenues totaling $2.3 million were recognized during the three months ended March 31, 2018 that were included in the contract liability balance at December 31, 2017.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.3 million and $2.0 million at March 31, 2018 and December 31, 2017, respectively.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.  Rental related services revenues are primarily associated with relocatable modular building and liquid and solid containment tanks and boxes leases.  For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as sales-type leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  Other revenues include interest income on sales-type leases and rental income on facility leases.

Non-Lease Revenues

Non-lease revenues are recognized in the period when control of the performance obligation is transferred, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  For liquid and solid containment solutions, portable storage containers and electronic test equipment, rental related services revenues for delivery, installation and return delivery are considered non-lease revenues.  In addition, services performed during the lease and billings to repair damaged equipment returned after the lease for all operating segments are considered non-lease related.

Sales revenues are typically recognized at a point in time, which occurs upon the completion of delivery, installation and acceptance of the equipment by the customer.    Accounting for non-lease revenues requires judgment in determining the point in time the customer gains control of the equipment and the appropriate accounting period to recognize revenue.

Sales taxes charged to customers are reported on a net basis and are excluded from revenues and expenses.

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the months ended March 31, 2018 and 2017:

(in thousands)	Mobile Modular	TRS-RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended March 31,
2018
Leasing	$45,271	$22,499	$15,783	$—	$83,553
Non-lease:
Rental related services	3,985	807	5,090	—	9,882
Sales	4,593	4,339	305	2,018	11,255
Other	2	393	—	—	395
Total non-lease	8,580	5,539	5,395	2,018	21,532
Total revenues	$53,851	$28,038	$21,178	$2,018	$105,085

2017
Leasing	$42,398	$20,216	$14,583	$—	$77,197
Non-lease:
Rental related services	2,941	658	5,689	—	9,288
Sales	2,964	3,985	189	759	7,897
Other	—	455	—	—	455
Total non-lease	5,905	5,098	5,878	759	17,640
Total revenues	$48,303	$25,314	$20,461	$759	$94,837

Customer returns of rental equipment prior to the end of the rental contract term are typically billed a cancellation fee, which is recorded as rental revenue in the period billed.  Sales of new relocatable modular buildings, portable storage containers, electronic test equipment and related accessories and liquid and solid containment tanks and boxes not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold.  The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex.  Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

The Company’s incremental cost of obtaining lease contracts, which consists of salesperson commissions, are deferred and amortized over the initial lease term for modular building leases.  Incremental costs for obtaining a contract for all other operating segments are expensed in the period incurred because the lease term is typically less than 12 months.

Modifications to Share-based Payments

In May 2017, the FASB issued ASU No. 2017-09, Compensation, Stock Compensation (Topic 718).  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  An entity should account for the effects of a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments of this update became effective for the interim and annual periods beginning after December 15, 2017.  The Company adopted the provisions of this guidance on January 1, 2018, which had no impact on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
(in thousands)	2018	2017
Weighted-average number of shares of common stock for calculating basic earnings per share	24,067	23,950
Effect of potentially dilutive securities from equity-based compensation	411	282
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,478	24,232

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2018	2017
Options to purchase shares of common stock	—	7

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	March 31, 2018	December 31, 2017
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(7,805)	(7,587)
		$7,506	$7,724

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

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2017.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at March 31, 2018 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.7 million for the remainder of fiscal year 2018, $0.9 million in the year 2019 and $0.2 million in 2020.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the three months ended March 31, 2018 and 2017 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2018
Rental revenues	$37,027	$21,529	$15,705	$ —	$74,261
Rental related services revenues	11,934	807	5,090	—	17,831
Sales and other revenues	4,890	5,702	383	2,018	12,993
Total revenues	53,851	28,038	21,178	2,018	105,085
Depreciation of rental equipment	5,248	8,577	3,952	—	17,777
Gross profit	26,321	12,848	10,396	605	50,170
Selling and administrative expenses	14,012	5,618	7,198	1,300	28,128
Income (loss) from operations	12,309	7,230	3,198	(695)	22,042
Interest (expense) income allocation	(1,676)	(683)	(775)	142	(2,992)
Income (loss) before provision for income taxes	10,633	6,515	2,423	(553)	19,018
Rental equipment acquisitions	8,233	15,532	927	—	24,692
Accounts receivable, net (period end)	55,883	19,902	16,490	5,817	98,092
Rental equipment, at cost (period end)	779,839	269,043	310,478	—	1,359,360
Rental equipment, net book value (period end)	544,707	114,799	205,832	—	865,338
Utilization (period end) [2]	76.9%	63.5%	57.5%
Average utilization [2]	77.3%	62.7%	57.6%
2017
Rental revenues	$33,654	$19,746	$14,578	$ —	$67,978
Rental related services revenues	11,588	658	5,689	—	17,935
Sales and other revenues	3,061	4,910	194	759	8,924
Total revenues	48,303	25,314	20,461	759	94,837
Depreciation of rental equipment	5,333	8,091	3,955	—	17,379
Gross profit	22,444	11,393	9,555	278	43,670
Selling and administrative expenses	13,800	5,689	7,267	1,092	27,848
Income (loss) from operations	8,644	5,704	2,288	(814)	15,822
Interest (expense) income allocation	(1,591)	(546)	(738)	86	(2,789)
Income (loss) before provision for income taxes	7,053	5,384	1,550	(728)	13,259
Rental equipment acquisitions	7,782	12,021	749	—	20,552
Accounts receivable, net (period end)	53,779	18,603	15,814	4,356	92,552
Rental equipment, at cost (period end)	773,597	248,291	309,131	—	1,331,019
Rental equipment, net book value (period end)	545,953	92,561	218,467	—	856,981
Utilization (period end) [2]	76.5%	62.1%	53.4%
Average utilization [2]	76.8%	62.2%	52.3%

1.

Gross Enviroplex sales revenues were $2,813 and $759 for the three months ended March 31, 2018 and 2017, respectively. There were $795 inter-segment sales to Mobile Modular in the three months ended March 31, 2018 requiring elimination in consolidation.  There were no inter-segment sales in the three months ended March 31, 2017.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2018 and 2017. Revenues from foreign country customers accounted for 4% and 5% of the Company’s total revenues for the same periods, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors.  These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018 (the “2017 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report.  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2017 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 9% of the Company’s total revenues in the three months ended March 31, 2018. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2018, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 56%, 34%, 13% and negative 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 53%, 41%, 12% and negative 6% for the same period in 2017. Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2017 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 88% and 91% of consolidated revenues in the three months ended March 31, 2018 and 2017, respectively.  Of the total rental operations revenues for the three months ended March 31, 2018, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 53%, 24% and 23%, respectively, which were comparable to the same period of 2017. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2018 and 2017, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 12% and 9%, respectively, of the Company’s consolidated revenues. Of the total sales and other revenues for the three months ended March 31, 2018 and 2017, Mobile Modular and Enviroplex together comprised 53% and 43%, respectively, TRS-RenTelco comprised 44% and 55%, respectively, and Adler Tanks comprised 3% and 2%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018	2017
Net income	$14,466	$7,973	$160,413	$39,658
Provision (benefit) for income taxes	4,552	5,286	(71,202)	29,679
Interest	2,992	2,789	11,825	11,440
Depreciation and amortization	19,928	19,404	78,940	79,723
EBITDA	41,938	35,452	179,976	160,500
Impairment of rental assets	39	—	1,678	—
Share-based compensation	864	806	3,256	3,041
Adjusted EBITDA [1]	$42,841	$36,258	$184,910	$163,541
Adjusted EBITDA margin [2]	41%	38%	39%	38%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018	2017
Adjusted EBITDA [1]	$42,841	$36,258	$184,910	$163,541
Interest paid	(2,537)	(2,420)	(11,942)	(11,870)
Income taxes paid, net of refunds received	(1,572)	(5,565)	(25,511)	(20,414)
Gain on sale of used rental equipment	(3,848)	(2,943)	(18,638)	(13,716)
Foreign currency exchange loss (gain)	32	(226)	(76)	46
Amortization of debt financing cost	13	13	50	52
Change in certain assets and liabilities:
Accounts receivable, net	7,780	4,325	(5,540)	(915)
Prepaid expenses and other assets	(3,303)	(1,536)	1,357	(1,536)
Accounts payable and other liabilities	(7,537)	(4,464)	4,679	10,370
Deferred income	(717)	2,388	(1,385)	2,388
Net cash provided by operating activities	$31,152	$25,830	$127,904	$127,946

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31, 2018, the actual ratio was 6.95 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2018, the actual ratio was 1.63 to 1.

At March 31, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 27, 2018, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.34 per common share for the quarter ended March 31, 2018, an increase of 31% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2018 Compared to

Three Months Ended March 31, 2017

Overview

Consolidated revenues for the three months ended March 31, 2018 increased 11% to $105.1 million from $94.8 million in the same period in 2017.  Consolidated net income for the three months ended March 31, 2018 increased 81% to $14.5 million, from $8.0 million for the same period in 2017. Earnings per diluted share for the three months ended March 31, 2018 increased 79% to $0.59 from $0.33 for the same period in 2017.

For the three months ended March 31, 2018, on a consolidated basis:

•

Gross profit increased $6.5 million, or 15%, to $50.2 million in 2018. Mobile Modular’s gross profit increased $3.9 million, or 17%, primarily due to higher gross profit on rental, rental related services and sales revenues. TRS-RenTelco’s gross profit increased $1.5 million, or 13%, due to higher gross profit on rental, rental related services and sales revenues.  Adler Tanks’ gross profit increased $0.8 million, or 9%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services revenues. Enviroplex’s gross profit increased $0.3 million, primarily due to higher sales revenues.

•

Selling and administrative expenses increased $0.3 million, or 1%, to $28.1 million, primarily due to increased employee headcount, salaries and employee benefit costs, partly offset by lower corporate administrative expenses.

•

Interest expense increased $0.2 million, or 7%, to $3.0 million in 2018 compared to the same period in 2017, due to 14% higher net average interest rates of 3.93% in 2018 compared to 3.45% in 2017, partly offset by 6% lower average debt levels of the Company.

•

The provision for income taxes resulted in an effective tax rate of 23.9% and 39.9% for the quarters ended March 31, 2018 and 2017, respectively.  The lower effective tax rate in 2018 was primarily due to the enactment of the Tax Cut and Jobs Act on December 22, 2017, which among other things reduced the federal income tax rate from 35% to 21% effective January 1, 2018.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 56%, 34% and 13%, respectively, compared to 53%, 41% and 12%, respectively, for the comparable 2017 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 3% in 2018 compared to a negative 6% in 2017.

•	Adjusted EBITDA increased $6.6 million, or 18%, to $42.8 million in 2018.

Mobile Modular

For the three months ended March 31, 2018, Mobile Modular’s total revenues increased $5.5 million, or 11%, to $53.9 million compared to the same period in 2017, primarily due to higher rental, sales and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related revenues, partly offset by higher selling and administrative expenses, resulted in a 51% increase in pre-tax income to $10.6 million for the three months ended March 31, 2018, from $7.1 million for the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/18 compared to Three Months Ended 3/31/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$37,027	$33,654	$3,373	10%
Rental related services	11,934	11,588	346	3%
Rental operations	48,961	45,242	3,719	8%
Sales	4,593	2,964	1,629	55%
Other	297	97	200	nm
Total revenues	53,851	48,303	5,548	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,248	5,333	(85)	-2%
Rental related services	9,019	8,797	222	3%
Other	10,331	9,647	684	7%
Total direct costs of rental operations	24,598	23,777	821	3%
Costs of sales	2,932	2,082	850	41%
Total costs of revenues	27,530	25,859	1,671	6%
Gross Profit
Rental	21,448	18,674	2,774	15%
Rental related services	2,915	2,791	124	4%
Rental operations	24,363	21,465	2,898	14%
Sales	1,661	882	779	88%
Other	297	97	200	nm
Total gross profit	26,321	22,444	3,877	17%
Selling and administrative expenses	14,012	13,800	212	2%
Income from operations	12,309	8,644	3,665	42%
Interest expense allocation	(1,676)	(1,591)	85	5%
Pre-tax income	$10,633	$7,053	$3,580	51%
Other Selected Information
Average rental equipment [1]	$746,186	$744,641	$1,545	0%
Average rental equipment on rent	$577,154	$572,215	$4,939	1%
Average monthly total yield [2]	1.65%	1.51%		9%
Average utilization [3]	77.3%	76.8%		1%
Average monthly rental rate [4]	2.14%	1.96%		9%
Period end rental equipment [1]	$746,200	$745,438	$762	0%
Period end utilization [3]	76.9%	76.5%		1%

1.       Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.

2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2018 increased $3.9 million, or 17%, to $26.3 million.  For the three months ended March 31, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.4 million, or 10%, primarily due to 9% higher average monthly rental rates and 1% higher average rental equipment on rent in 2018. As a percentage of rental revenues, depreciation was 14% in 2018 and 16% in 2017, and other direct costs were 28% in 2018 compared to 29% in 2017, which resulted in gross margin percentages of 58% in 2018 as compared to 55% in 2017. The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $2.8 million, or 15%, to $21.4 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.3 million, or 3%, compared to 2017.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher repair revenues and higher delivery and return delivery services at Mobile Modular Portable Storage, partly offset by lower amortization of delivery and return delivery and dismantle. The higher revenues and comparable gross margin percentage of 24% in 2018 and 2017, resulted in rental related services gross profit increasing $0.1 million, or 4%, to $2.9 million in 2018.

•

Gross Profit on Sales – Sales revenues increased $1.6 million, or 55%, compared to 2017, primarily due to higher used equipment sales.  Higher sales revenues, together with higher gross margin percentage of 36% in 2018 as compared with 30% in 2017, resulted in a higher gross profit on sales of $0.8 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2018, selling and administrative expenses increased $0.2 million, or 2%, to $14.0 million, primarily due to increased salaries and employee benefit costs.

TRS-RenTelco

For the three months ended March 31, 2018, TRS-RenTelco’s total revenues increased $2.7 million, or 11%, to $28.0 million compared to the same period in 2017, primarily due to higher rental, sales and rental related services revenues. Pre-tax income increased $1.1 million, or 21%, to $6.5 million for the three months ended March 31, 2018, primarily due to higher total gross profit and lower selling and administrative expenses, partly offset by higher allocated interest expense.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/18 compared to Three Months Ended 3/31/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$21,529	$19,746	$1,783	9%
Rental related services	807	658	149	23%
Rental operations	22,336	20,404	1,932	9%
Sales	5,175	4,383	792	18%
Other	527	527	—	0%
Total revenues	28,038	25,314	2,724	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,577	8,091	486	6%
Rental related services	621	597	24	4%
Other	3,504	3,333	171	5%
Total direct costs of rental operations	12,702	12,021	681	6%
Costs of sales	2,488	1,900	588	31%
Total costs of revenues	15,190	13,921	1,269	9%
Gross Profit
Rental	9,448	8,322	1,126	14%
Rental related services	186	61	125	nm
Rental operations	9,634	8,383	1,251	15%
Sales	2,687	2,483	204	8%
Other	527	527	—	0%
Total gross profit	12,848	11,393	1,455	13%
Selling and administrative expenses	5,618	5,689	(71)	-1%
Income from operations	7,230	5,704	1,526	27%
Interest expense allocation	(683)	(546)	137	25%
Foreign currency exchange gain (loss)	(32)	226	(258)	nm
Pre-tax income	$6,515	$5,384	$1,131	21%
Other Selected Information
Average rental equipment [1]	$264,325	$246,015	$18,310	7%
Average rental equipment on rent	$165,714	$152,981	$12,733	8%
Average monthly total yield [2]	2.71%	2.68%		1%
Average utilization [3]	62.7%	62.2%		1%
Average monthly rental rate [4]	4.33%	4.30%		1%
Period end rental equipment [1]	$268,381	$246,836	$21,545	9%
Period end utilization [3]	63.5%	62.1%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended March 31, 2018 increased $1.5 million, or 13%, to $12.8 million. For the three months ended March 31, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.8 million, or 9%, as compared to 2017, and depreciation expense increased $0.5 million, or 6%, resulting in increased gross profit on rental revenues of $1.1 million, or 14%, to $9.4 million. As a percentage of rental revenues, depreciation was 40% in 2018 as compared to 41% in 2017 and other direct costs were 16% in 2018 as compared to 17% in 2017, which resulted in a gross margin percentage of 44% in 2018 compared to 42% in 2017. The rental revenues increase was due to 8% higher average rental equipment on rent and 1% higher average monthly rental rates in 2018 as compared to 2017.

•

Gross Profit on Sales – Sales revenues increased $0.8 million, or 18%, to $5.2 million in 2018. Gross profit on sales increased $0.2 million, or 8% with gross margin percentage decreasing to 52% from 57% in 2017, due to lower gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2018, selling and administrative expenses decreased $0.1 million, or 1%, to $5.6 million.

Adler Tanks

For the three months ended March 31, 2018, Adler Tanks’ total revenues increased $0.7 million, or 4%, to $21.2 million compared to the same period in 2017, as higher rental and sales revenues were partly offset by lower rental related services revenues. The higher revenues, together with higher gross profit on rental revenues, resulted in a $0.9 million, or 56%, increase in pre-tax income to $2.4 million for the three months ended March 31, 2018, as compared to the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/18 compared to Three Months Ended 3/31/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$15,705	$14,578	$1,127	8%
Rental related services	5,090	5,689	(599)	-11%
Rental operations	20,795	20,267	528	3%
Sales	305	189	116	61%
Other	78	5	73	nm
Total revenues	21,178	20,461	717	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,952	3,955	(3)	0%
Rental related services	4,128	4,439	(311)	-7%
Other	2,434	2,379	55	2%
Total direct costs of rental operations	10,514	10,773	(259)	-2%
Costs of sales	268	133	135	102%
Total costs of revenues	10,782	10,906	(124)	-1%
Gross Profit
Rental	9,319	8,244	1,075	13%
Rental related services	962	1,250	(288)	-23%
Rental operations	10,281	9,494	787	8%
Sales	37	56	(19)	-34%
Other	78	5	73	nm
Total gross profit	10,396	9,555	841	9%
Selling and administrative expenses	7,198	7,267	(69)	-1%
Income from operations	3,198	2,288	910	40%
Interest expense allocation	(775)	(738)	37	5%
Pre-tax income	$2,423	$1,550	$873	56%
Other Selected Information
Average rental equipment [1]	$308,920	$306,817	$2,103	1%
Average rental equipment on rent	$178,022	$160,526	$17,496	11%
Average monthly total yield [2]	1.69%	1.58%		7%
Average utilization [3]	57.6%	52.3%		10%
Average monthly rental rate [4]	2.94%	3.03%		-3%
Period end rental equipment [1]	$309,212	$306,986	$2,226	1%
Period end utilization [3]	57.5%	53.4%		8%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended March 31, 2018 increased $0.8 million, or 9%, to $10.4 million.  For the three months ended March 31, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.1 million, or 8%, due to 11% higher average rental equipment on rent, partly offset by 3% lower average rental rates in 2018 compared to 2017. As a percentage of rental revenues, depreciation was 25% and 27% in 2018 and 2017, respectively, and other direct costs were 16% in 2018 and 2017 which resulted in gross margin percentages of 59% and 57% in 2018 and 2017, respectively.  The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $1.1 million, or 13%, to $9.3 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.6 million, or 11%, to $5.1 million compared to 2017. Lower revenues, together with lower gross margin percentage of 19% in 2018 compared to 22% in 2017, resulted in rental related services gross profit decreasing 23% to $1.0 million in 2018.

For the three months ended March 31, 2018, selling and administrative expenses decreased $0.1 million, or 1%, to $7.2 million.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2018 compared to the same period in 2017 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $31.2 million in 2018 compared to $25.8 million in 2017.  The 21% increase in net cash provided by operating activities was primarily attributable to improved income from operations, more significant decreases in accounts receivable and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $19.1 million in 2018, compared to $16.2 million in 2017. The $2.9 million increase was primarily due to $8.3 million higher purchases of rental equipment of $24.2 million in 2018, compared to $15.9 million in 2017 primarily at TRS-RenTelco, partly offset by $3.1 million lower purchases of property, plant and equipment in 2018 and $2.2 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $10.1 million in 2018, compared to $8.7 million in 2017.  The $1.4 million increase was primarily due to $0.8 million higher taxes paid related to net share settlement of stock awards.

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

At March 31, 2018, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $180.6 million was outstanding, and had capacity to borrow up to an additional $251.4 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2018, the actual ratio was 6.95 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2018, the actual ratio was 1.63 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2018, such sum was $352.7 million and the actual Tangible Net Worth of the Company was $495.0 million.

At March 31, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  At March 31, 2018, the principal balance outstanding under the Series A Senior Notes was $20.0 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At March 31, 2018, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2018, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2018, the actual ratio was 6.95 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2018, the actual ratio was 1.63 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At March 31, 2018, such sum was $352.7 million and the actual Tangible Net Worth of the Company was $495.0 million.

At March 31, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the three months ended March 31, 2018 and 2017.   As of March 31, 2018, 1,592,026 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2017 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2017 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Demand for our rental products depends on continued industrial and business activity and state government funding.  The effects of the most recent credit crisis and economic recession in the U.S. and general global economic downturn had an adverse effect on our customers, including local school districts that are subject to budgetary constraints, which resulted in decreased demand for the products we rent.  While the U.S. economy has emerged from the recession, if the economy experiences another recession, reduced demand for our rental products and deflation could increase price competition and could have a material adverse effect on our revenue and profitability.

Instability in the global financial system may also have an impact on our business and our financial condition.  In the past, general economic conditions and the tightening credit markets have affected the ability of many companies to raise new capital or refinance existing indebtedness.  While we intend to finance expansion with cash flow from operations and borrowing under our unsecured revolving line of credit under our Credit Facility (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Unsecured Revolving Lines of Credit”), we may require additional financing to support our continued growth.  Constriction in the capital markets, should we need to access the market for additional funds or to refinance our existing indebtedness, could limit our ability to obtain such additional funds on terms acceptable to the Company or at all.  All of these factors could impact our business, resulting in lower revenues and lower levels of earnings in future periods.  At the current time we are uncertain as to the magnitude, or duration, of such changes in our business.

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

In addition, in recent years the U.S. stock market has experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  Additionally, the most recent global credit crisis adversely affected the prices of most publicly traded stocks as many stockholders have become more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure to such fluctuations.  These broad market fluctuations and any other negative economic trends may cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

In 2004, we acquired Technology Rentals & Services (“TRS”), an electronic test equipment rental business and in 2008 we acquired Adler Tanks, a liquid and solid containment rental business.  We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans.  We are unable to predict whether or when any prospective acquisition will be completed.  Acquisitions involve numerous risks, including the following:

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

At March 31, 2018, we had $35.3 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

We generally rent and sell to customers on 30 day payment terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and have averaged less than 1% of total revenues over the last five years. If economic conditions deteriorate, we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Business segments that experience significant market disruptions or declines may experience increased customer credit risk and higher bad debt expense. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment.  If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels.  If this should occur, our results of operations may be materially and adversely affected.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.8 million per year for each 1% increase in the average interest rate we pay based on the $180.6 million balance of variable rate debt outstanding at March 31, 2018.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The changes included in the Tax Act are both broad and complex.  The final transitional impact of the Tax Act may differ from the estimates provided in the Company’s 2017 Annual Report, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it continues to be difficult to  assess the overall effect of such changes.  Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

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

As a consequence of the most recent economic recession, many states and local governments have experienced large budget deficits resulting in severe budgetary constraints among public school districts.  To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted.  We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, an insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products.  Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

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

As of March 31, 2018, 54% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including BakerCorp, Rain For Rent and Mobile Mini, all of which may be larger than we are and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the quarter ended March 31, 2018, oil and gas exploration and production accounted for approximately 10% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2018	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer