Form 10-Q
period 2018-06-30
MCGRATH RENTCORP
filed 2018-07-31
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, 24,169,551 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of June 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California

July 31, 2018

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues
Rental	$77,267	$69,953	$151,528	$137,931
Rental related services	19,086	18,796	36,917	36,731
Rental operations	96,353	88,749	188,445	174,662
Sales	19,546	20,187	31,637	28,482
Other	1,084	646	1,986	1,275
Total revenues	116,983	109,582	222,068	204,419
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,103	17,242	35,880	34,621
Rental related services	15,018	14,312	28,786	28,145
Other	18,753	16,039	35,022	31,398
Total direct costs of rental operations	51,874	47,593	99,688	94,164
Costs of sales	11,181	12,778	18,282	17,374
Total costs of revenues	63,055	60,371	117,970	111,538
Gross profit	53,928	49,211	104,098	92,881
Selling and administrative expenses	29,479	27,365	57,607	55,213
Income from operations	24,449	21,846	46,491	37,668
Other income (expense):
Interest expense	(2,999)	(2,949)	(5,991)	(5,738)
Foreign currency exchange gain (loss)	(344)	11	(376)	237
Income before provision for income taxes	21,106	18,908	40,124	32,167
Provision for income taxes	5,194	7,447	9,746	12,733
Net income	$15,912	$11,461	$30,378	$19,434
Earnings per share:
Basic	$0.66	$0.48	$1.26	$0.81
Diluted	$0.65	$0.48	$1.24	$0.80
Shares used in per share calculation:
Basic	24,145	23,985	24,106	23,968
Diluted	24,584	24,092	24,549	24,164
Cash dividends declared per share	$0.340	$0.260	$0.680	$0.520

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$15,912	$11,461	$30,378	$19,434
Other comprehensive income (loss):
Foreign currency translation adjustment	167	(30)	141	(108)
Tax benefit (provision)	(44)	11	(40)	36
Comprehensive income	$16,035	$11,442	$30,479	$19,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2018	2017
Assets
Cash	$4,484	$2,501
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2018 and $1,920 in 2017	105,095	105,872
Rental equipment, at cost:
Relocatable modular buildings	789,158	775,400
Electronic test equipment	278,253	262,325
Liquid and solid containment tanks and boxes	312,168	309,808
	1,379,579	1,347,533
Less accumulated depreciation	(503,057)	(485,213)
Rental equipment, net	876,522	862,320
Property, plant and equipment, net	121,614	119,170
Prepaid expenses and other assets	37,397	22,459
Intangible assets, net	7,289	7,724
Goodwill	27,808	27,808
Total assets	$1,180,209	$1,147,854
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$314,860	$303,414
Accounts payable and accrued liabilities	89,064	86,408
Deferred income	44,073	39,219
Deferred income taxes, net	195,017	194,629
Total liabilities	643,014	623,670
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,170 shares as of June 30, 2018 and 24,052 shares as of December 31, 2017	101,983	102,947
Retained earnings	435,279	421,405
Accumulated other comprehensive loss	(67)	(168)
Total shareholders’ equity	537,195	524,184
Total liabilities and shareholders’ equity	$1,180,209	$1,147,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$30,378	$19,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,288	38,752
Impairment of rental assets	39	—
Provision for doubtful accounts	181	597
Share-based compensation	1,828	1,538
Gain on sale of used rental equipment	(9,875)	(7,914)
Foreign currency exchange (gain) loss	376	(237)
Amortization of debt issuance costs	15	25
Change in:
Accounts receivable	596	(259)
Prepaid expenses and other assets	(14,938)	(8,839)
Accounts payable and accrued liabilities	(365)	680
Deferred income	4,854	5,034
Deferred income taxes	388	587
Net cash provided by operating activities	53,765	49,398
Cash Flows from Investing Activities:
Purchases of rental equipment	(58,662)	(46,118)
Purchases of property, plant and equipment	(6,417)	(9,623)
Proceeds from sales of used rental equipment	19,212	16,057
Net cash used in investing activities	(45,867)	(39,684)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	31,431	23,996
Principal payments on Series A senior notes	(20,000)	(20,000)
Taxes paid related to net share settlement of stock awards	(2,792)	(319)
Payment of dividends	(14,501)	(12,390)
Net cash used in financing activities	(5,862)	(8,713)
Effect of foreign currency exchange rate changes on cash	(53)	18
Net increase in cash	1,983	1,019
Cash balance, beginning of period	2,501	852
Cash balance, end of period	$4,484	$1,871
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$6,123	$5,817
Net income taxes paid, during the period	$11,675	$18,141
Dividends accrued during the period, not yet paid	$8,267	$6,214
Rental equipment acquisitions, not yet paid	$7,201	$6,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the six months ended June 30, 2018 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 27, 2018 for the year ended December 31, 2017 (the “2017 Annual Report”).

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While the Company is still evaluating the potential impact of this guidance, as a lessor the Company does not believe the accounting for operating lease revenues will be materially affected by this standard.  The Company anticipates the lessee accounting to increase its total assets and liabilities; however, the Company is currently evaluating the magnitude of the impact the adoption of this guidance will have on the Company’s consolidated financial statements.  The Company is currently implementing processes and systems to assist in the ongoing lease data collection and analysis and evaluating the impact on its accounting policies and internal controls.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

The Company’s accounting for revenues is governed by two accounting standards.  The majority of the Company’s revenues are considered lease related and are accounted for in accordance with Topic 840, Leases.   Revenues determined to be non-lease related are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted by the Company on January 1, 2018.   The Company utilized the modified retrospective method of adoption and there was no impact on its condensed consolidated financial statements, nor was there a cumulative effect of initially applying the new standard.  The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation is complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $17.0 million and $6.8 million at June 30, 2018 and December 31, 2017, respectively.   Sales revenues totaling $1.2 million and $3.5 million were recognized during the three and six months ended June 30, 2018, respectively, which were included in the contract liability balance at December 31, 2017.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.8 million and $2.0 million at June 30, 2018 and December 31, 2017, respectively.

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

Non-Lease Revenues

Non-lease revenues are recognized in the period when control of the performance obligation is transferred, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.  For liquid and solid containment solutions, portable storage containers and electronic test equipment, rental related services revenues for delivery and return delivery are considered non-lease revenues.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated

Three Months Ended June 30, 2018
Leasing	$46,634	$23,136	$16,977	$—	$86,747
Non-lease:
Rental related services	4,275	707	5,991	—	10,973
Sales	8,961	6,012	30	3,711	18,714
Other	1	497	51	—	549
Total non-lease	13,237	7,216	6,072	3,711	30,236
Total revenues	$59,871	$30,352	$23,049	$3,711	$116,983

2017
Leasing	$43,562	$20,588	$15,149	$—	$79,299
Non-lease:
Rental related services	3,566	654	6,176	—	10,396
Sales	9,504	4,909	926	4,152	19,491
Other	6	388	2	—	396
Total non-lease	13,076	5,951	7,104	4,152	30,283
Total revenues	$56,638	$26,539	$22,253	$4,152	$109,582

Six Months Ended June 30, 2018
Leasing	$91,905	$45,636	$32,760	$—	$170,301
Non-lease:
Rental related services	8,260	1,514	11,081	—	20,855
Sales	13,554	10,351	335	5,729	29,969
Other	3	889	51	—	943
Total non-lease	21,817	12,754	11,467	5,729	51,767
Total revenues	$113,722	$58,390	$44,227	$5,729	$222,068
2017
Leasing	$85,960	$40,805	$29,734	$—	$156,499
Non-lease:
Rental related services	6,507	1,312	11,865	—	19,684
Sales	12,468	8,894	1,115	4,911	27,388
Other	6	842	—	—	848
Total non-lease	18,981	11,048	12,980	4,911	47,920
Total revenues	$104,941	$51,853	$42,714	$4,911	$204,419

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Weighted-average number of shares of common stock for calculating basic earnings per share	24,145	23,985	24,106	23,968
Effect of potentially dilutive securities from equity-based compensation	439	107	443	196
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,584	24,092	24,549	24,164

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Options to purchase shares of common stock	—	306	—	10

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	June 30, 2018	December 31, 2017
Trade name	Indefinite	$5,700	$5,700
Customer relationships	11	9,611	9,611
		15,311	15,311
Less accumulated amortization		(8,022)	(7,587)
		$7,289	$7,724

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2018 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.5 million for the remainder of fiscal year 2018, $0.9 million in the year 2019 and $0.2 million in 2020.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2018 and 2017 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30, 2018
Rental revenues	$75,231	$43,694	$32,603	$—	$151,528
Rental related services revenues	24,322	1,514	11,081	—	36,917
Sales and other revenues	14,169	13,182	543	5,729	33,623
Total revenues	113,722	58,390	44,227	5,729	222,068
Depreciation of rental equipment	10,521	17,443	7,916	—	35,880
Gross profit	53,050	27,242	21,912	1,894	104,098
Selling and administrative expenses	28,930	11,560	14,658	2,459	57,607
Income (loss) from operations	24,120	15,682	7,254	(565)	46,491
Interest (expense) income allocation	(3,422)	(1,313)	(1,576)	320	(5,991)
Income (loss) before provision for income taxes	20,698	13,993	5,678	(245)	40,124
Rental equipment acquisitions	22,287	34,502	2,669	—	59,458
Accounts receivable, net (period end)	63,003	18,391	18,239	5,462	105,095
Rental equipment, at cost (period end)	789,158	278,253	312,168	—	1,379,579
Rental equipment, net book value (period end)	550,285	122,647	203,590	—	876,522
Utilization (period end) [2]	77.2%	62.8%	61.3%
Average utilization [2]	77.3%	62.8%	58.5%
2017
Rental revenues	$68,684	$39,551	$29,696	$—	$137,931
Rental related services revenues	23,554	1,312	11,865	—	36,731
Sales and other revenues	12,703	10,990	1,153	4,911	29,757
Total revenues	104,941	51,853	42,714	4,911	204,419
Depreciation of rental equipment	10,666	16,071	7,884	—	34,621
Gross profit	47,578	23,847	19,832	1,624	92,881
Selling and administrative expenses	27,617	11,019	14,528	2,049	55,213
Income (loss) from operations	19,961	12,828	5,304	(425)	37,668
Interest (expense) income allocation	(3,289)	(1,126)	(1,515)	192	(5,738)
Income (loss) before provision for income taxes	16,672	11,939	3,789	(233)	32,167
Rental equipment acquisitions	21,531	25,510	2,558	—	49,599
Accounts receivable, net (period end)	57,268	18,443	15,918	4,910	96,539
Rental equipment, at cost (period end)	782,503	249,935	309,784	—	1,342,222
Rental equipment, net book value (period end)	551,101	96,547	215,559	—	863,207
Utilization (period end) [2]	75.7%	61.6%	55.4%
Average utilization [2]	76.6%	62.3%	53.4%

1.

Gross Enviroplex sales revenues were $6,524 and $4,911 for the six months ended June 30, 2018 and 2017, respectively. There were $795 inter-segment sales to Mobile Modular in the six months ended June 30, 2018, which required elimination in consolidation.  There were no inter-segment sales in the six months ended June 30, 2017.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2018 and 2017. Revenues from foreign country customers accounted for 4% and 5% of the Company’s total revenues for the same periods, respectively.

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

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 9% of the Company’s total revenues in the six months ended June 30, 2018. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2018, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 52%, 35%, 14% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 52%, 37%, 12% and negative 1% for the same period in 2017.  Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 85% of consolidated revenues in the six months ended June 30, 2018 and 2017.  Of the total rental operations revenues for the six months ended June 30, 2018, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 53%, 24% and 23%, respectively, compared to 53%, 23% and 24%, respectively, in the same period of 2017.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2018 and 2017, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 15% of the Company’s consolidated revenues.  Of the total sales and other revenues for the six months ended June 30, 2018 and 2017, Mobile Modular and Enviroplex together comprised 59%, TRS-RenTelco comprised 39% and 37%, respectively, and Adler Tanks comprised 2% and 4%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Net income	$15,912	$11,461	$30,378	$19,434	$164,864	$42,040
Provision (benefit) for income taxes	5,194	7,447	9,746	12,733	(73,455)	31,199
Interest	2,999	2,949	5,991	5,738	11,875	11,399
Depreciation and amortization	20,360	19,348	40,288	38,752	79,952	78,514
EBITDA	44,465	41,205	86,403	76,657	183,236	163,152
Impairment of rental assets	—	—	39	—	1,678	—
Share-based compensation	964	732	1,828	1,538	3,488	3,043
Adjusted EBITDA [1]	$45,429	$41,937	$88,270	$78,195	$188,402	$166,195
Adjusted EBITDA margin [2]	39%	38%	40%	38%	39%	38%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Adjusted EBITDA [1]	$45,429	$41,937	$88,270	$78,195	$188,402	$166,195
Interest paid	(3,586)	(3,397)	(6,123)	(5,817)	(12,131)	(11,607)
Income taxes paid, net of refunds received	(10,103)	(12,576)	(11,675)	(18,141)	(23,038)	(28,017)
Gain on sale of used rental equipment	(6,027)	(4,971)	(9,875)	(7,914)	(19,694)	(15,371)
Foreign currency exchange loss (gain)	344	(11)	376	(237)	279	(42)
Amortization of debt financing cost	2	12	15	25	40	51
Change in certain assets and liabilities:
Accounts receivable, net	(7,003)	(3,987)	777	338	(8,556)	(925)
Prepaid expenses and other assets	(11,635)	(7,303)	(14,938)	(8,839)	(2,975)	(4,027)
Accounts payable and other liabilities	9,621	11,218	2,084	6,754	2,905	7,943
Deferred income	5,571	2,646	4,854	5,034	1,540	3,509
Net cash provided by operating activities	$22,613	$23,568	$53,765	$49,398	$126,772	$117,709

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2018, the actual ratio was 6.74 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2018, the actual ratio was 1.67 to 1.

At June 30, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 6, 2018, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.34 per common share for the quarter ended June 30, 2018, an increase of 31% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2018 Compared to

Three Months Ended June 30, 2017

Overview

Consolidated revenues for the three months ended June 30, 2018 increased 7% to $117.0 million from $109.6 million in the same period in 2017.  Consolidated net income for the three months ended June 30, 2018 increased 39% to $15.9 million, from $11.5 million for the same period in 2017. Earnings per diluted share for the three months ended June 30, 2018 increased 35% to $0.65 from $0.48 for the same period in 2017.

For the three months ended June 30, 2018, on a consolidated basis:

•

Gross profit increased $4.7 million, or 10%, to $53.9 million in 2018. TRS-RenTelco’s gross profit increased $1.9 million, or 16%, primarily due to higher gross profit on rental and sales revenues.  Mobile Modular’s gross profit increased $1.6 million, or 6%, primarily due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues.  Adler Tanks’ gross profit increased $1.2 million, or 12%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services revenues. Enviroplex’s gross profit decreased $0.1 million, primarily due to lower sales revenues.

•	Selling and administrative expenses increased $2.1 million, or 8%, to $29.5 million, primarily due to increased employee headcount, salaries and employee benefit costs.
•

Interest expense increased $0.1 million, or 2%, to $3.0 million in 2018 compared to the same period in 2017, due to 8% higher net average interest rates of 3.84% in 2018 compared to 3.56% in 2017, partly offset by 6% lower average debt levels of the Company.

•

The provision for income taxes resulted in an effective tax rate of 24.6% and 39.4% for the quarters ended June 30, 2018 and 2017, respectively.  The lower effective tax rate in 2018 was primarily due to the enactment of the Tax Cut and Jobs Act on December 22, 2017, which among other things reduced the federal income tax rate from 35% to 21% effective January 1, 2018.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 48%, 35% and 15%, respectively, compared to 51%, 35% and 12%, respectively, for the comparable 2017 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 2% in 2018 and 2017.

•	Adjusted EBITDA increased $3.5 million, or 8%, to $45.4 million in 2018.

Mobile Modular

For the three months ended June 30, 2018, Mobile Modular’s total revenues increased $3.2 million, or 6%, to $59.9 million compared to the same period in 2017, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses and lower gross profit on rental related services revenues, resulted in a 5% increase in pre-tax income to $10.1 million for the three months ended June 30, 2018, from $9.6 million for the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/18 compared to Three Months Ended 6/30/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$38,204	$35,030	$3,174	9%
Rental related services	12,388	11,966	422	4%
Rental operations	50,592	46,996	3,596	8%
Sales	8,961	9,504	(543)	-6%
Other	318	138	180	130%
Total revenues	59,871	56,638	3,233	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,273	5,333	(60)	-1%
Rental related services	9,555	8,930	625	7%
Other	12,467	10,247	2,220	22%
Total direct costs of rental operations	27,295	24,510	2,785	11%
Costs of sales	5,847	6,994	(1,147)	-16%
Total costs of revenues	33,142	31,504	1,638	5%
Gross Profit
Rental	20,463	19,451	1,012	5%
Rental related services	2,833	3,036	(203)	-7%
Rental operations	23,296	22,487	809	4%
Sales	3,115	2,509	606	24%
Other	318	138	180	130%
Total gross profit	26,729	25,134	1,595	6%
Selling and administrative expenses	14,918	13,817	1,101	8%
Income from operations	11,811	11,317	494	4%
Interest expense allocation	(1,746)	(1,698)	(48)	3%
Pre-tax income	$10,065	$9,619	$446	5%
Other Selected Information
Average rental equipment [1]	$748,689	$746,358	$2,331	0%
Average rental equipment on rent	$577,167	$570,728	$6,439	1%
Average monthly total yield [2]	1.70%	1.56%		9%
Average utilization [3]	77.1%	76.5%		1%
Average monthly rental rate [4]	2.21%	2.05%		8%
Period end rental equipment [1]	$750,701	$747,351	$3,350	0%
Period end utilization [3]	77.2%	75.7%		2%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2018 increased $1.6 million, or 6%, to $26.7 million.  For the three months ended June 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.2 million, or 9%, primarily due to 8% higher average monthly rental rates and 1% higher average rental equipment on rent in 2018.  As a percentage of rental revenues, depreciation was 14% in 2018 compared to 15% in 2017, and other direct costs were 33% in 2018 compared to 29% in 2017, which resulted in gross margin percentages of 54% in 2018 compared to 56% in 2017.  The higher rental revenues, partly offset by lower rental margins, resulted in gross profit on rental revenues increasing $1.0 million, or 5%, to $20.5 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 4%, compared to 2017.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher modular building repair revenues and higher delivery and return delivery services at Mobile Modular Portable Storage, partly offset by lower amortization of modular building delivery and return delivery and dismantle revenues.  The higher revenues, offset by lower gross margin percentage of 23% in 2018 compared to 25% in 2017, resulted in rental related services gross profit decreasing $0.2 million, or 7%, to $2.8 million in 2018.

•

Gross Profit on Sales – Sales revenues decreased $0.5 million, or 6%, compared to 2017, primarily due to lower new equipment sales.  Higher gross margin percentage of 35% in 2018 compared to 26% in 2017, partly offset by lower sales revenues, resulted in gross profit on sales increasing $0.6 million, or 24%, to $3.1 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2018, selling and administrative expenses increased $1.1 million, or 8%, to $14.9 million, primarily due to increased salaries and employee benefit costs.

TRS-RenTelco

For the three months ended June 30, 2018, TRS-RenTelco’s total revenues increased $3.8 million, or 14% to $30.4 million compared to the same period in 2017, primarily due to higher rental and sales revenues.  Pre-tax income increased $0.9 million, or 14%, to $7.5 million for the three months ended June 30, 2018 compared to the same period in 2017, due to higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/18 compared to Three Months Ended 6/30/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$22,165	$19,805	$2,360	12%
Rental related services	707	654	53	8%
Rental operations	22,872	20,459	2,413	12%
Sales	6,844	5,605	1,239	22%
Other	636	475	161	34%
Total revenues	30,352	26,539	3,813	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,866	7,980	886	11%
Rental related services	638	657	(19)	-3%
Other	3,563	3,272	291	9%
Total direct costs of rental operations	13,067	11,909	1,158	10%
Costs of sales	2,891	2,176	715	33%
Total costs of revenues	15,958	14,085	1,873	13%
Gross Profit (Loss)
Rental	9,736	8,553	1,183	14%
Rental related services	69	(3)	72	nm
Rental operations	9,805	8,550	1,255	15%
Sales	3,953	3,429	524	15%
Other	636	475	161	34%
Total gross profit	14,394	12,454	1,940	16%
Selling and administrative expenses	5,942	5,330	612	11%
Income from operations	8,452	7,124	1,328	19%
Interest expense allocation	(630)	(580)	50	9%
Foreign currency exchange gain (loss)	(344)	11	(355)	nm
Pre-tax income	$7,478	$6,555	$923	14%
Other Selected Information
Average rental equipment [1]	$274,317	$248,117	$26,200	11%
Average rental equipment on rent	$173,232	$154,757	$18,475	12%
Average monthly total yield [2]	2.69%	2.66%		1%
Average utilization [3]	63.2%	62.4%		1%
Average monthly rental rate [4]	4.26%	4.27%		0%
Period end rental equipment [1]	$276,276	$249,766	$26,510	11%
Period end utilization [3]	62.8%	61.6%		2%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended June 30, 2018 increased $1.9 million, or 16%, to $14.4 million. For the three months ended June 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.4 million, or 12%, and depreciation expense increased $0.9 million, or 11%, resulting in increased gross profit on rental revenues of $1.2 million, or 14%, to $9.7 million.  As a percentage of rental revenues, depreciation was 40% in 2018 and 2017 and other direct costs were 16% in 2018 and 17% in 2017, which resulted in a gross margin percentage of 44% in 2018 compared to 43% in 2017.  The rental revenues increase was due to 12% higher average rental equipment on rent in 2018 as compared to 2017.

•

Gross Profit on Sales – Sales revenues increased $1.2 million, or 22%, to $6.8 million in 2018.  Gross profit on sales increased $0.5 million, or 15%, to $4.0 million with gross margin percentage decreasing to 58% from 61% in 2017, due to lower gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2018, selling and administrative expenses increased $0.6 million, or 11%, to $5.9 million, primarily due to higher allocated corporate expenses.

Adler Tanks

For the three months ended June 30, 2018, Adler Tanks’ total revenues increased $0.8 million, or 4%, to $23.0 million compared to the same period in 2017, primarily due to higher rental revenues, partly offset by lower sales and rental related services revenues in 2018.  Higher gross profit on rental revenues, partly offset by lower gross profit on rental related services and sales revenues resulted in a $1.0 million, or 45%, increase in pre-tax income to $3.3 million for the three months ended June 30, 2018, compared to the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/18 compared to Three Months Ended 6/30/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$16,898	$15,118	$1,780	12%
Rental related services	5,991	6,176	(185)	-3%
Rental operations	22,889	21,294	1,595	7%
Sales	30	926	(896)	-97%
Other	130	33	97	nm
Total revenues	23,049	22,253	796	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,964	3,929	35	1%
Rental related services	4,825	4,725	100	2%
Other	2,723	2,520	203	8%
Total direct costs of rental operations	11,512	11,174	338	3%
Costs of sales	21	802	(781)	-97%
Total costs of revenues	11,533	11,976	(443)	-4%
Gross Profit
Rental	10,212	8,669	1,543	18%
Rental related services	1,166	1,450	(284)	-20%
Rental operations	11,378	10,119	1,259	12%
Sales	8	125	(117)	-94%
Other	130	33	97	nm
Total gross profit	11,516	10,277	1,239	12%
Selling and administrative expenses	7,460	7,261	199	3%
Income from operations	4,056	3,016	1,040	34%
Interest expense allocation	(801)	(777)	24	3%
Pre-tax income	$3,255	$2,239	$1,016	45%
Other Selected Information
Average rental equipment [1]	$309,853	$307,263	$2,590	1%
Average rental equipment on rent	$182,959	$167,189	$15,770	9%
Average monthly total yield [2]	1.82%	1.64%		11%
Average utilization [3]	59.1%	54.4%		9%
Average monthly rental rate [4]	3.08%	3.01%		2%
Period end rental equipment [1]	$310,789	$307,174	$3,615	1%
Period end utilization [3]	61.3%	55.4%		11%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended June 30, 2018 increased 12%, to $11.5 million.  For the three months ended June 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.8 million, or 12%, due to 9% higher average rental equipment on rent and 2% higher average rental rates in 2018 compared to 2017. As a percentage of rental revenues, depreciation was 23% and 26% in 2018 and 2017, respectively, and other direct costs were 16% and 17% in 2018 and 2017, respectively, which resulted in gross margin percentages of 60% and 57% in 2018 and 2017, respectively.  The higher rental revenues and higher rental margins resulted in an 18% increase in gross profit on rental revenues to $10.2 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 3%, to $6.0 million compared to 2017. Lower rental related services revenues and lower gross margin percentage of 19% in 2018 compared to 23% in 2017 resulted in rental related services gross profit decreasing 20% to $1.2 million in 2018.

For the three months ended June 30, 2018, selling and administrative expenses increased 3% to $7.5 million compared to the same period in 2017, primarily due to higher allocated corporate expenses.

Six Months Ended June 30, 2018 Compared to

Six Months Ended June 30, 2017

Overview

Consolidated revenues for the six months ended June 30, 2018 increased 9% to $222.1 million from $204.4 million for the same period in 2017.  Consolidated net income for the six months ended June 30, 2018 increased 56% to $30.4 million, from $19.4 million for the same period in 2017.  Earnings per diluted share for the six months ended June 30, 2018 increased 55% to $1.24 from $0.80 for the same period in 2017.

For the six months ended June 30, 2018, on a consolidated basis:

•

Gross profit increased $11.2 million, or 12%, to $104.1 million in 2018. Mobile Modular’s gross profit increased $5.5 million, or 12%, primarily due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues.  TRS-RenTelco’s gross profit increased $3.4 million, or 14%, due to higher gross profit on rental, rental related services and sales revenues.  Adler Tanks’ gross profit increased $2.1 million, or 10%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services and sales revenues.  Enviroplex’s gross profit increased $0.3 million, primarily due to higher sales revenues.

•	Selling and administrative expenses increased 4% to $57.6 million from $55.2 million for the same period in 2017, primarily due to increased employee headcount, salaries and employee benefit costs.
•	Interest expense increased 4% to $6.0 million, due to 11% higher net average interest rates of 3.89% in 2018 compared to 3.49% in 2017, partly offset by 6% lower debt levels of the Company.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 52%, 35% and 14%, respectively, compared to 52%, 37% and 12%, respectively, for the comparable 2017 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% in 2018 and 2017.

•	Adjusted EBITDA increased $10.1 million, or 13%, to $88.3 million in 2018.

Mobile Modular

For the six months ended June 30, 2018, Mobile Modular’s total revenues increased $8.8 million, or 8%, to $113.7 million compared to the same period in 2017, primarily due to higher rental, sales and rental related services revenues during the period.  The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 24% increase in pre-tax income to $20.7 million for the six months ended June 30, 2018, from $16.7 million for the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/18 compared to Six Months Ended 6/30/17 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$75,231	$68,684	$6,547	10%
Rental related services	24,322	23,554	768	3%
Rental operations	99,553	92,238	7,315	8%
Sales	13,554	12,468	1,086	9%
Other	615	235	380	162%
Total revenues	113,722	104,941	8,781	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,521	10,666	(145)	-1%
Rental related services	18,574	17,727	847	5%
Other	22,798	19,894	2,904	15%
Total direct costs of rental operations	51,893	48,287	3,606	7%
Costs of sales	8,779	9,076	(297)	-3%
Total costs of revenues	60,672	57,363	3,309	6%
Gross Profit
Rental	41,911	38,125	3,786	10%
Rental related services	5,748	5,827	(79)	-1%
Rental operations	47,659	43,952	3,707	8%
Sales	4,776	3,391	1,385	41%
Other	615	235	380	162%
Total gross profit	53,050	47,578	5,472	12%
Selling and administrative expenses	28,930	27,617	1,313	5%
Income from operations	24,120	19,961	4,159	21%
Interest expense allocation	(3,422)	(3,289)	133	4%
Pre-tax income	$20,698	$16,672	$4,026	24%
Other Selected Information
Average rental equipment [1]	$747,614	$745,508	$2,106	0%
Average rental equipment on rent	$577,655	$571,657	$5,998	1%
Average monthly total yield [2]	1.68%	1.54%		9%
Average utilization [3]	77.3%	76.7%		1%
Average monthly rental rate [4]	2.17%	2.00%		9%
Period end rental equipment [1]	$750,701	$747,351	$3,350	0%
Period end utilization [3]	77.2%	75.7%		2%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2018 increased 12% to $53.1 million from $47.6 million for the same period in 2017.  For the six months ended June 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues - Rental revenues increased $6.5 million, or 10%, primarily due to 9% higher average monthly rental rates and 1% higher average rental equipment on rent in 2018 as compared to 2017.  As a percentage of rental revenues, depreciation was 14% and 16% in 2018 and 2017, respectively, and other direct costs were 30% in 2018 and 29% in 2017, which resulted in gross margin percentage of 56% in 2018 and 2017.  The higher rental revenues and comparable gross margin percentages resulted in gross profit on rental revenues increasing $3.8 million, or 10%, to $41.9 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.8 million, or 3%, compared to 2017.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery revenues at Mobile Modular Portable Storage. The lower gross margin percentage of 24% in 2018 compared to 25% in 2017, partly offset by higher revenues, resulted in rental related services gross profit decreasing $0.1 million, or 1% to $5.7 million in 2018.

•

Gross Profit on Sales – Sales revenues increased $1.1 million, or 9%, primarily due to higher used equipment sales compared to 2017.  The higher sales revenues, together with higher gross margin percentage of 35% in 2018 compared to 27% in 2017 resulted in sales gross profit increasing 41% to $4.8 million from $3.4 million in 2017.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2018, selling and administrative expenses increased $1.3 million, or 5%, to $28.9 million, primarily due to increased employee salaries and benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the six months ended June 30, 2018, TRS-RenTelco’s total revenues increased $6.5 million, or 13%, to $58.4 million compared to the same period in 2017, due to higher rental, sales and rental related services revenues.  Pre-tax income increased 17%, to $14.0 million for the six months ended June 30, 2018 compared to $11.9 million for the same period in 2017, primarily due to higher gross profit on rental, sales and rental related services revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/18 compared to Six Months Ended 6/30/17 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$43,694	$39,551	$4,143	10%
Rental related services	1,514	1,312	202	15%
Rental operations	45,208	40,863	4,345	11%
Sales	12,019	9,988	2,031	20%
Other	1,163	1,002	161	16%
Total revenues	58,390	51,853	6,537	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,443	16,071	1,372	9%
Rental related services	1,259	1,254	5	0%
Other	7,067	6,605	462	7%
Total direct costs of rental operations	25,769	23,930	1,839	8%
Costs of sales	5,379	4,076	1,303	32%
Total costs of revenues	31,148	28,006	3,142	11%
Gross Profit
Rental	19,184	16,875	2,309	14%
Rental related services	255	58	197	nm
Rental operations	19,439	16,933	2,506	15%
Sales	6,640	5,912	728	12%
Other	1,163	1,002	161	16%
Total gross profit	27,242	23,847	3,395	14%
Selling and administrative expenses	11,560	11,019	541	5%
Income from operations	15,682	12,828	2,854	22%
Interest expense allocation	(1,313)	(1,126)	187	17%
Foreign currency exchange gain (loss)	(376)	237	(613)	nm
Pre-tax income	$13,993	$11,939	$2,054	17%
Other Selected Information
Average rental equipment [1]	$269,455	$247,099	$22,356	9%
Average rental equipment on rent	$169,325	$153,943	$15,382	10%
Average monthly total yield [2]	2.70%	2.67%		1%
Average utilization [3]	62.8%	62.3%		1%
Average monthly rental rate [4]	4.30%	4.28%		0%
Period end rental equipment [1]	$276,276	$249,766	$26,510	11%
Period end utilization [3]	62.8%	61.6%		2%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the six months ended June 30, 2018 increased 14% to $27.2 million from $23.8 million for the same period in 2017.  For the six months ended June 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.1 million, or 10%, with depreciation expenses increasing $1.4 million, or 9%, to $17.4 million and other direct costs increasing $0.5 million, or 7%, to $7.1 million, resulting in increased gross profit on rental revenues of $2.3 million, or 14%, to $19.2 million.  As a percentage of rental revenues, depreciation was 40% and 41% in 2018 and 2017, respectively, and other direct costs were 16% and 17% in 2018 and 2017, respectively, which resulted in a gross margin percentage of 44% in 2018 compared to 43% in 2017.  The rental revenues increase was due to 10% higher average rental equipment on rent compared to 2017.

•

Gross Profit on Sales – Sales revenues increased $2.0 million, or 20%, to $12.0 million in 2018, compared to $10.0 million in 2017.  Higher sales revenues, partly offset by lower gross margin percentage of 55% in 2018 compared to 59% in 2017, primarily due to lower gross margins on used equipment sales, resulted in gross profit on sales increasing 12%, to $6.6 million from $5.9 million in 2017.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2018, selling and administrative expenses increased $0.5 million, or 5%, to $11.6 million compared to the same period in 2017, primarily due to increased employee headcount, salaries and benefit costs and higher allocated corporate expenses.

Adler Tanks

For the six months ended June 30, 2018, Adler Tanks’ total revenues increased $1.5 million, or 4%, to $44.2 million compared to the same period in 2017, primarily due to higher rental revenues, partly offset by lower rental related services and sales revenues during the period. The revenue increase, partly offset by higher selling and administrative expenses resulted in 50% increase in pre-tax income to $5.7 million for the six months ended June 30, 2018, from $3.8 million for the same period in 2017.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/18 compared to Six Months Ended 6/30/17 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$32,603	$29,696	$2,907	10%
Rental related services	11,081	11,865	(784)	-7%
Rental operations	43,684	41,561	2,123	5%
Sales	335	1,115	(780)	-70%
Other	208	38	170	nm
Total revenues	44,227	42,714	1,513	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,916	7,884	32	0%
Rental related services	8,953	9,164	(211)	-2%
Other	5,157	4,899	258	5%
Total direct costs of rental operations	22,026	21,947	79	0%
Costs of sales	289	935	(646)	-69%
Total costs of revenues	22,315	22,882	(567)	-2%
Gross Profit
Rental	19,531	16,913	2,618	15%
Rental related services	2,128	2,700	(572)	-21%
Rental operations	21,659	19,613	2,046	10%
Sales	45	181	(136)	-75%
Other	208	38	170	nm
Total gross profit	21,912	19,832	2,080	10%
Selling and administrative expenses	14,658	14,528	130	1%
Income from operations	7,254	5,304	1,950	37%
Interest expense allocation	(1,576)	(1,515)	61	4%
Pre-tax income	$5,678	$3,789	$1,889	50%
Other Selected Information
Average rental equipment [1]	$309,411	$307,048	$2,363	1%
Average rental equipment on rent	$180,896	$163,848	$17,048	10%
Average monthly total yield [2]	1.76%	1.61%		9%
Average utilization [3]	58.5%	53.4%		10%
Average monthly rental rate [4]	3.00%	3.02%		-1%
Period end rental equipment [1]	$310,789	$307,174	$3,615	1%
Period end utilization [3]	61.3%	55.4%		11%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the six months ended June 30, 2018 increased 10% to $21.9 million from $19.8 million for the same period in 2017.  For the six months ended June 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.9 million, or 10%, primarily due to 10% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates in 2018 as compared to 2017.  As a percentage of rental revenues, depreciation was 24% in 2018 and 27% in 2017, and other direct costs were 16% in 2018 and 2017, which resulted in gross margin percentages of 60% and 57% in 2018 and 2017, respectively. The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $2.6 million, or 15%, to $19.5 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.8 million, or 7%, compared to 2017. The lower revenues and lower gross margin percentage of 19% in 2018 compared to 23% in 2017, resulted in rental related services gross profit decreasing $0.6 million, or 21%, to $2.1 million in 2018.

For the six months ended June 30, 2018, selling and administrative expenses increased $0.1 million, or 1%, to $14.7 million compared to the same period in 2017.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2018 compared to the same period in 2017 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $53.8 million in 2018 compared to $49.4 million in 2017.  The 9% increase in net cash provided by operating activities was primarily attributable to improved income from operations, partly offset by a higher increase in prepaid expenses and other assets.

Cash Flows from Investing Activities: Net cash used in investing activities was $45.9 million in 2018, compared to $39.7 million in 2017. The $6.2 million increase was primarily due to $12.5 million higher purchases of rental equipment of $58.7 million in 2018, compared to $46.1 million in 2017, primarily at TRS-RenTelco, partly offset by $3.2 million lower purchases of property, plant and equipment in 2018 and $3.2 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $5.9 million in 2018, compared to $8.7 million in 2017.  The $2.9 million decrease was primarily due to $7.4 million higher borrowings under bank lines of credit, partly offset by $2.4 million higher taxes paid related to net share settlement of stock awards and $2.1 million higher dividend payments.

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

At June 30, 2018, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $214.9 million was outstanding, and had capacity to borrow up to an additional $217.1 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2018, the actual ratio was 6.74 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2018, the actual ratio was 1.67 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2018, such sum was $355.0 million and the actual Tangible Net Worth of the Company was $502.1 million.

At June 30, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  The final $20.0 million principal payment under the Series A Senior Notes was made during April 2018 with no amount remaining outstanding as of June 30, 2018.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At June 30, 2018, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At June 30, 2018, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2018, the actual ratio was 6.74 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2018, the actual ratio was 1.67 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At June 30, 2018, such sum was $355.0 million and the actual Tangible Net Worth of the Company was $502.1 million.

At June 30, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the six months ended June 30, 2018 and 2017.   As of June 30, 2018, 1,592,026 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2017 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2017 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, in recent years the U.S. stock market has experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  Additionally, the most recent global credit crisis adversely affected the prices of most publicly traded stocks as many stockholders became more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure to such fluctuations.  These broad market fluctuations and any other negative economic trends may cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws.  As part of our business, we develop, receive and retain confidential data about our company and our customers.

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

At June 30, 2018, we had $35.1 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.1 million per year for each 1% increase in the average interest rate we pay based on the $214.9 million balance of variable rate debt outstanding at June 30, 2018.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a consequence of the most recent economic recession, many states and local governments experienced large budget deficits resulting in severe budgetary constraints among public school districts.  To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted.  We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, an insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products.  Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

Public policies that create demand for our products and services may change, resulting in decreased demand for or the pricing of our products and services, which could negatively affect our revenues and operating income.

In California a law was enacted in 1996 to provide funding for school districts for the reduction of class sizes for kindergarten through third grade.  In Florida, a state constitutional amendment was passed in 2002 to limit the number of students that may be grouped in a single classroom for pre-kindergarten through grade twelve.  School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms.  Further, in California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms.  The most recent economic recession caused state and local budget shortfalls, which reduced school districts’ funding and their ability to comply with state class size reduction requirements in California and Florida.  If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate.  Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

Some of our larger national competitors in the modular building leasing industry, notably WillScot Corporation and Modspace, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In June 2018, WillScot Corporation entered into a definitive agreement to acquire Modspace.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of June 30, 2018, 53% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including BakerCorp, Rain For Rent and Mobile Mini, all of which may be larger than we are and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2018, United Rentals, Inc. entered into a definitive agreement to acquire BakerCorp.  This acquisition may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and six months ended June 30, 2018, oil and gas exploration and production accounted for approximately 10% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Bylaws (Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 23, 2018) and incorporated herein by reference).
15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2018	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer