Form 10-Q
period 2018-09-30
MCGRATH RENTCORP
filed 2018-10-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number:  (925) 606-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of October 29, 2018, 24,175,940 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp and subsidiaries (the “Company”) as of September 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017, cash flows for the nine-month periods ended September 30, 2018 an 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California

October 30, 2018

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues
Rental	$82,155	$73,781	$233,683	$211,712
Rental related services	23,880	21,856	60,797	58,587
Rental operations	106,035	95,637	294,480	270,299
Sales	36,085	38,684	67,722	67,166
Other	1,027	1,067	3,013	2,342
Total revenues	143,147	135,388	365,215	339,807
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,407	17,492	54,287	52,113
Rental related services	18,618	16,611	47,404	44,756
Other	17,674	15,396	52,696	46,794
Total direct costs of rental operations	54,699	49,499	154,387	143,663
Costs of sales	24,398	27,114	42,680	44,488
Total costs of revenues	79,097	76,613	197,067	188,151
Gross profit	64,050	58,775	168,148	151,656
Selling and administrative expenses	28,226	28,489	85,833	83,702
Income from operations	35,824	30,286	82,315	67,954
Other income (expense):
Interest expense	(3,142)	(2,986)	(9,133)	(8,724)
Foreign currency exchange gain (loss)	(129)	36	(505)	273
Income before provision for income taxes	32,553	27,336	72,677	59,503
Provision for income taxes	7,774	10,574	17,520	23,307
Net income	$24,779	$16,762	$55,157	$36,196
Earnings per share:
Basic	$1.03	$0.70	$2.29	$1.51
Diluted	$1.01	$0.69	$2.25	$1.50
Shares used in per share calculation:
Basic	24,172	24,015	24,128	23,984
Diluted	24,563	24,228	24,550	24,201
Cash dividends declared per share	$0.340	$0.260	$1.020	$0.780

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$24,779	$16,762	$55,157	$36,196
Other comprehensive income (loss):
Foreign currency translation adjustment	82	(11)	222	(119)
Tax benefit (provision)	(15)	7	(54)	43
Comprehensive income	$24,846	$16,758	$55,325	$36,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2018	2017
Assets
Cash	$4,399	$2,501
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2018 and $1,987 in 2017	115,089	105,872
Rental equipment, at cost:
Relocatable modular buildings	801,129	775,400
Electronic test equipment	284,647	262,325
Liquid and solid containment tanks and boxes	312,487	309,808
	1,398,263	1,347,533
Less accumulated depreciation	(509,656)	(485,213)
Rental equipment, net	888,607	862,320
Property, plant and equipment, net	125,756	119,170
Prepaid expenses and other assets	32,660	22,459
Intangible assets, net	7,480	7,724
Goodwill	27,808	27,808
Total assets	$1,201,799	$1,147,854
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$309,006	$303,414
Accounts payable and accrued liabilities	92,443	86,408
Deferred income	48,192	39,219
Deferred income taxes, net	197,611	194,629
Total liabilities	647,252	623,670
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,176 shares as of September 30, 2018 and 24,052 shares as of December 31, 2017	102,753	102,947
Retained earnings	451,794	421,405
Accumulated other comprehensive income (loss)	—	(168)
Total shareholders’ equity	554,547	524,184
Total liabilities and shareholders’ equity	$1,201,799	$1,147,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$55,157	$36,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,896	58,425
Impairment of rental assets	39	—
Provision for doubtful accounts	297	1,155
Share-based compensation	2,810	2,245
Gain on sale of used rental equipment	(15,044)	(13,006)
Foreign currency exchange (gain) loss	505	(273)
Amortization of debt issuance costs	18	38
Change in:
Accounts receivable	(9,514)	(11,691)
Prepaid expenses and other assets	(10,195)	(1,261)
Accounts payable and accrued liabilities	148	80
Deferred income	8,741	4,689
Deferred income taxes	2,982	4,544
Net cash provided by operating activities	96,840	81,141
Cash Flows from Investing Activities:
Purchases of rental equipment	(84,658)	(73,193)
Purchases of property, plant and equipment	(12,521)	(12,784)
Cash paid for business acquisition	(7,543)	—
Proceeds from sales of used rental equipment	30,067	28,478
Net cash used in investing activities	(74,655)	(57,499)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	25,575	16,813
Principal payments on Series A senior notes	(20,000)	(20,000)
Taxes paid related to net share settlement of stock awards	(3,004)	(1,363)
Payment of dividends	(22,719)	(18,628)
Net cash used in financing activities	(20,148)	(23,178)
Effect of foreign currency exchange rate changes on cash	(139)	53
Net increase in cash	1,898	517
Cash balance, beginning of period	2,501	852
Cash balance, end of period	$4,399	$1,369
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$9,193	$8,563
Net income taxes paid, during the period	$16,055	$23,510
Dividends accrued during the period, not yet paid	$8,349	$5,979
Rental equipment acquisitions, not yet paid	$9,643	$6,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the nine months ended September 30, 2018 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 27, 2018 for the year ended December 31, 2017 (the “2017 Annual Report”).

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  Under this ASU, entities should account for costs associated with implementing a cloud computing arrangements that is considered a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While the Company is still evaluating the potential impact of this guidance, as a lessor the Company does not believe the accounting for operating lease revenues will be materially affected by this standard.  The Company anticipates the lessee accounting to increase its total assets and liabilities; however, the Company is currently evaluating the magnitude of the impact the adoption of this guidance will have on the Company’s consolidated financial statements.  We expect to use the transition method that allows us to initially apply this guidance at the adoption date and recognize a cumulative–effect adjustment to the opening balance of retained earnings in the period of adoption.  Consequently, financial information will not be updated and the financial disclosures requirement under the new standard will not be provided for periods prior to January 1, 2019.  The standard contains additional optional transition practical expedients intended to simplify adoption that the Company is still evaluating.  The Company is currently implementing processes and systems to assist in the ongoing lease data collection and analysis and evaluating the impact on its accounting policies and internal controls.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $11.0 million and $6.8 million at September 30, 2018 and December 31, 2017, respectively.   Sales revenues totaling $2.1 million and $5.6 million were recognized during the three and nine months ended September 30, 2018, respectively, which were included in the contract liability balance at December 31, 2017.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.3 million and $2.0 million at September 30, 2018 and December 31, 2017, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended September 30,
2018
Leasing	$52,036	$23,206	$18,942	$—	$94,184
Non-lease:
Rental related services	5,697	642	6,781	—	13,120
Sales	17,140	3,828	294	14,102	35,364
Other	18	461	—	—	479
Total non-lease	22,855	4,931	7,075	14,102	48,963
Total revenues	$74,891	$28,137	$26,017	$14,102	$143,147

2017
Leasing	$45,824	$22,033	$16,700	$—	$84,557
Non-lease:
Rental related services	5,528	623	6,255	—	12,406
Sales	17,533	4,186	461	15,781	37,961
Other	2	462	—	—	464
Total non-lease	23,063	5,271	6,716	15,781	50,831
Total revenues	$68,887	$27,304	$23,416	$15,781	$135,388

Nine Months Ended September 30,
2018
Leasing	$146,672	$69,183	$51,889	$—	$267,744
Non-lease:
Rental related services	11,226	1,816	17,674	—	30,716
Sales	30,694	14,179	629	19,831	65,333
Other	21	1,349	52	—	1,422
Total non-lease	41,941	17,344	18,355	19,831	97,471
Total revenues	$188,613	$86,527	$70,244	$19,831	$365,215

2017
Leasing	$133,184	$63,106	$46,629	$—	$242,919
Non-lease:
Rental related services	10,634	1,666	17,929	—	30,229
Sales	30,001	13,080	1,572	20,692	65,345
Other	9	1,305	—	—	1,314
Total non-lease	40,644	16,051	19,501	20,692	96,888
Total revenues	$173,828	$79,157	$66,130	$20,692	$339,807

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Weighted-average number of shares of common stock for calculating basic earnings per share	24,172	24,015	24,128	23,984
Effect of potentially dilutive securities from equity-based compensation	391	213	422	217
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,563	24,228	24,550	24,201

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Options to purchase shares of common stock	—	14	—	14

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	September 30, 2018	December 31, 2017
Trade name	Indefinite	$5,871	$5,700
Customer relationships	11	9,849	9,611
		15,720	15,311
Less accumulated amortization		(8,240)	(7,587)
		$7,480	$7,724

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2018 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2018, $0.9 million in the year 2019 and $0.2 million in 2020.

NOTE 6.  ACQUISITION

On August 1, 2018, the Company completed the purchase of the blast resistant module rental business of DropBox, Inc. (“DropBox”) for $7.9 million.  The Company accounted for this transaction as a business combination and the fair value of the purchased assets was allocated primarily to rental equipment totaling $7.7 million.  The remaining purchase price was allocated to trade name and customer relationships valued at $0.2 million, respectively, and deferred revenue of $0.2 million.  At September 30, 2018, $0.4 million related to the purchase price was included in accounts payable and accrued liabilities.

The DropBox operating results are included in the Mobile Modular segment results since the date of acquisition.  Supplemental pro forma prior year information has not been provided as the historical financial results of DropBox were not significant.  Incremental transaction costs associated with the acquisition were not significant.

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2018 and 2017 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2018
Rental revenues	$116,436	$65,919	$51,328	$ —	$233,683
Rental related services revenues	40,510	2,287	18,000	—	60,797
Sales and other revenues	31,667	18,321	916	19,831	70,735
Total revenues	188,613	86,527	70,244	19,831	365,215
Depreciation of rental equipment	15,841	26,536	11,910	—	54,287
Gross profit	86,515	40,155	35,031	6,447	168,148
Selling and administrative expenses	43,191	16,780	22,245	3,617	85,833
Income from operations	43,324	23,375	12,786	2,830	82,315
Interest (expense) income allocation	(5,256)	(1,999)	(2,409)	531	(9,133)
Income before provision for income taxes	38,068	20,871	10,377	3,361	72,677
Rental equipment acquisitions	40,704	51,744	3,187	—	95,635
Accounts receivable, net (period end)	69,419	18,991	19,876	6,803	115,089
Rental equipment, at cost (period end)	801,129	284,647	312,487	—	1,398,263
Rental equipment, net book value (period end)	558,790	129,816	200,001	—	888,607
Utilization (period end) [2]	79.2%	61.5%	64.0%
Average utilization [2]	77.8%	62.4%	59.8%

2017
Rental revenues	$104,923	$60,569	$46,220	$ —	$211,712
Rental related services revenues	38,283	2,095	18,209	—	58,587
Sales and other revenues	30,622	16,493	1,701	20,692	69,508
Total revenues	173,828	79,157	66,130	20,692	339,807
Depreciation of rental equipment	15,951	24,335	11,827	—	52,113
Gross profit	77,939	36,420	31,407	5,890	151,656
Selling and administrative expenses	42,157	16,475	21,855	3,215	83,702
Income from operations	35,782	19,945	9,552	2,675	67,954
Interest (expense) income allocation	(5,008)	(1,726)	(2,301)	311	(8,724)
Income before provision for income taxes	30,774	18,492	7,251	2,986	59,503
Rental equipment acquisitions	28,107	45,700	3,130	—	76,937
Accounts receivable, net (period end)	66,126	16,253	18,118	6,916	107,413
Rental equipment, at cost (period end)	781,791	258,877	309,825	—	1,350,493
Rental equipment, net book value (period end)	547,115	106,728	211,881	—	865,724
Utilization (period end) [2]	76.8%	64.3%	59.7%
Average utilization [2]	76.6%	62.8%	54.7%

1.

Gross Enviroplex sales revenues were $21,191 and $20,692 for the nine months ended September 30, 2018 and 2017, respectively. There were $1,360 inter-segment sales to Mobile Modular in the nine months ended September 30, 2018, which required elimination in consolidation.  There were no inter-segment sales in the nine months ended September 30, 2017.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average Utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2018 and 2017. Revenues from foreign country customers accounted for 4% of the Company’s total revenues for the same periods.

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

The Mobile Modular business segment includes the results of operations of Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the nine months ended September 30, 2018. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2018, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 52%, 29%, 14% and 5% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 52%, 31%, 12% and 5% for the same period in 2017.  Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% and 80% of consolidated revenues in the nine months ended September 30, 2018 and 2017, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2018, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 53%, 23% and 24%, respectively, compared to 53%, 23% and 24%, respectively, in the same period of 2017.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2018 and 2017, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 19% and 20% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the nine months ended September 30, 2018 and 2017, Mobile Modular and Enviroplex together comprised 73% and 74%, respectively, TRS-RenTelco comprised 26% and 24%, respectively, and Adler Tanks comprised 1% and 2%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Net income	$24,779	$16,762	$55,157	$36,196	$172,881	$45,930
Provision (benefit) for income taxes	7,774	10,574	17,520	23,307	(76,255)	33,368
Interest	3,142	2,986	9,133	8,724	12,031	11,445
Depreciation and amortization	20,608	19,673	60,896	58,425	80,887	78,076
EBITDA	56,303	49,995	142,706	126,652	189,544	168,819
Impairment of rental assets	—	—	39	—	1,678	—
Share-based compensation	982	707	2,810	2,245	3,763	3,009
Adjusted EBITDA [1]	$57,285	$50,702	$145,555	$128,897	$194,985	$171,828
Adjusted EBITDA margin [2]	40%	37%	40%	38%	40%	39%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Adjusted EBITDA [1]	$57,285	$50,702	$145,555	$128,897	$194,985	$171,828
Interest paid	(3,070)	(2,746)	(9,193)	(8,563)	(12,455)	(11,957)
Income taxes paid, net of refunds received	(4,380)	(5,369)	(16,055)	(23,510)	(22,049)	(31,314)
Gain on sale of used rental equipment	(5,169)	(5,092)	(15,044)	(13,006)	(19,771)	(15,947)
Foreign currency exchange loss (gain)	129	(36)	505	(273)	444	(93)
Amortization of debt financing cost	3	13	18	38	30	51
Change in certain assets and liabilities:
Accounts receivable, net	(9,994)	(10,874)	(9,217)	(10,536)	(7,676)	(3,655)
Prepaid expenses and other assets	4,743	7,578	(10,195)	(1,261)	(5,810)	(686)
Accounts payable and other liabilities	(359)	(2,089)	1,725	4,666	4,618	8,298
Deferred income	3,887	(345)	8,741	4,689	5,772	34
Net cash provided by operating activities	$43,075	$31,742	$96,840	$81,141	$138,088	$116,559

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, and Series A Senior Notes, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2018, the actual ratio was 6.62 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2018, the actual ratio was 1.58 to 1.

At September 30, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 20, 2018, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.34 per common share for the quarter ended September 30, 2018, an increase of 31% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2018 Compared to

Three Months Ended September 30, 2017

Overview

Consolidated revenues for the three months ended September 30, 2018 increased 6% to $143.1 million from $135.4 million in the same period in 2017.  Consolidated net income for the three months ended September 30, 2018 increased 48% to $24.8 million, from $16.8 million for the same period in 2017. Earnings per diluted share for the three months ended September 30, 2018 increased 46% to $1.01 from $0.69 for the same period in 2017.

For the three months ended September 30, 2018, on a consolidated basis:

•

Gross profit increased $5.3 million, or 9%, to $64.1 million in 2018. Mobile Modular’s gross profit increased $3.1 million, or 10%, primarily due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues.  Adler Tanks’ gross profit increased $1.5 million, or 13%, primarily due to higher gross profit on rental revenues. TRS-RenTelco’s gross profit increased $0.3 million, or 3%, primarily due to higher gross profit on sales revenues. Enviroplex’s gross profit increased $0.4 million, primarily due to higher gross margin on sales revenues.

•	Selling and administrative expenses decreased $0.3 million, or 1%, to $28.2 million, primarily due to lower bad debt expense.
•

Interest expense increased $0.2 million, or 5%, to $3.1 million in 2018 compared to the same period in 2017, due to 9% higher net average interest rates of 3.96% in 2018 compared to 3.63% in 2017, partly offset by 4% lower average debt levels of the Company.

•

The provision for income taxes resulted in an effective tax rate of 23.9% and 38.7% for the quarters ended September 30, 2018 and 2017, respectively.  The lower effective tax rate in 2018 was primarily due to the enactment of the Tax Cut and Jobs Act on December 22, 2017, which among other things reduced the federal income tax rate from 35% to 21% effective January 1, 2018.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 53%, 21% and 14%, respectively, compared to 52%, 24% and 13%, respectively, for the comparable 2017 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 12% and 11% in 2018 and 2017.

•	Adjusted EBITDA increased $6.6 million, or 13%, to $57.3 million in 2018.

Mobile Modular

For the three months ended September 30, 2018, Mobile Modular’s total revenues increased $6.0 million, or 9%, to $74.9 million compared to the same period in 2017, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross profit on rental and rental related services revenues and lower selling and administrative expense, partly offset by lower gross profit on sales revenues, resulted in a 23% increase in pre-tax income to $17.4 million for the three months ended September 30, 2018, from $14.1 million for the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/18 compared to Three Months Ended 9/30/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$41,205	$36,239	$4,966	14%
Rental related services	16,188	14,729	1,459	10%
Rental operations	57,393	50,968	6,425	13%
Sales	17,140	17,533	(393)	-2%
Other	358	386	(28)	-7%
Total revenues	74,891	68,887	6,004	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,320	5,285	35	1%
Rental related services	12,457	11,075	1,382	12%
Other	10,662	9,396	1,266	13%
Total direct costs of rental operations	28,439	25,756	2,683	10%
Costs of sales	12,987	12,770	217	2%
Total costs of revenues	41,426	38,526	2,900	8%
Gross Profit
Rental	25,223	21,558	3,665	17%
Rental related services	3,731	3,654	77	2%
Rental operations	28,954	25,212	3,742	15%
Sales	4,153	4,763	(610)	-13%
Other	358	386	(28)	-7%
Total gross profit	33,465	30,361	3,104	10%
Selling and administrative expenses	14,261	14,540	(279)	-2%
Income from operations	19,204	15,821	3,383	21%
Interest expense allocation	(1,834)	(1,719)	115	7%
Pre-tax income	$17,370	$14,102	$3,268	23%
Other Selected Information
Average rental equipment [1]	$759,542	$748,779	$10,763	1%
Average rental equipment on rent	$596,950	$571,595	$25,355	4%
Average monthly total yield [2]	1.81%	1.61%		12%
Average utilization [3]	78.6%	76.3%		3%
Average monthly rental rate [4]	2.30%	2.11%		9%
Period end rental equipment [1]	$767,522	$750,798	$16,724	2%
Period end utilization [3]	79.2%	76.8%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended September 30, 2018 increased $3.1 million, or 10%, to $33.5 million.  For the three months ended September 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.0 million, or 14%, primarily due to 9% higher average monthly rental rates and 4% higher average rental equipment on rent in 2018.  As a percentage of rental revenues, depreciation was 13% in 2018 compared to 15% in 2017, and other direct costs were 26% in 2018 and 2017, which resulted in gross margin percentages of 61% in 2018 compared to 59% in 2017.  The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $3.7 million, or 17%, to $25.2 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.5 million, or 10%, compared to 2017. Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher modular building repair revenues and higher amortization of modular building delivery and return delivery and dismantle revenues.  The higher revenues, partly offset by lower gross margin percentage of 23% in 2018 compared to 25% in 2017, resulted in rental related services gross profit increasing $0.1 million, or 2%, to $3.7 million in 2018.

•

Gross Profit on Sales – Sales revenues decreased $0.4 million, or 2%, compared to 2017, primarily due to lower used equipment sales.  The lower sales revenues and lower gross margin percentage of 24% in 2018 compared to 27% in 2017, resulted in gross profit on sales decreasing $0.6 million, or 13%, to $4.2 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2018, selling and administrative expenses decreased $0.3 million, or 2%, to $14.3 million.

TRS-RenTelco

For the three months ended September 30, 2018, TRS-RenTelco’s total revenues increased $0.8 million, or 3% to $28.1 million compared to the same period in 2017, primarily due to higher rental revenues, partly offset by lower sales revenues.  Pre-tax income increased $0.3 million, or 5%, to $6.9 million for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to higher gross profit on sales revenues and lower selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/18 compared to Three Months Ended 9/30/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$22,225	$21,018	$1,207	6%
Rental related services	773	783	(10)	-1%
Rental operations	22,998	21,801	1,197	5%
Sales	4,549	4,909	(360)	-7%
Other	590	594	(4)	-1%
Total revenues	28,137	27,304	833	3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,093	8,264	829	10%
Rental related services	697	683	14	2%
Other	3,767	3,352	415	12%
Total direct costs of rental operations	13,557	12,299	1,258	10%
Costs of sales	1,667	2,432	(765)	-31%
Total costs of revenues	15,224	14,731	493	3%
Gross Profit
Rental	9,365	9,402	(37)	0%
Rental related services	76	100	(24)	-24%
Rental operations	9,441	9,502	(61)	-1%
Sales	2,882	2,477	405	16%
Other	590	594	(4)	-1%
Total gross profit	12,913	12,573	340	3%
Selling and administrative expenses	5,220	5,456	(236)	-4%
Income from operations	7,693	7,117	576	8%
Interest expense allocation	(686)	(600)	86	14%
Foreign currency exchange gain (loss)	(129)	36	(165)	nm
Pre-tax income	$6,878	$6,553	$325	5%
Other Selected Information
Average rental equipment [1]	$280,377	$254,369	$26,008	10%
Average rental equipment on rent	$173,402	$161,184	$12,218	8%
Average monthly total yield [2]	2.64%	2.75%		-4%
Average utilization [3]	61.9%	63.4%		-2%
Average monthly rental rate [4]	4.27%	4.35%		-2%
Period end rental equipment [1]	$284,674	$258,391	$26,283	10%
Period end utilization [3]	61.5%	64.3%		-4%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm	Not meaningful.

TRS-RenTelco’s gross profit for the three months ended September 30, 2018 increased $0.3 million, or 3%, to $12.9 million. For the three months ended September 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.2 million, or 6%, and depreciation expense increased $0.8 million, or 10%, resulting in a comparable gross profit on rental revenues of $9.4 million.  As a percentage of rental revenues, depreciation was 41% and 39% in 2018 and 2017, respectively, and other direct costs were 17% in 2018 and 16% in 2017, which resulted in a gross margin percentage of 42% in 2018 compared to 45% in 2017.  The rental revenues increase was due to 8% higher average rental equipment on rent in 2018 as compared to 2017, partly offset by 2% lower average monthly rental rates.

•

Gross Profit on Sales – Sales revenues decreased $0.4 million, or 7%, to $4.5 million in 2018.  Gross profit on sales increased $0.4 million, or 16%, to $2.9 million with gross margin percentage increasing to 63% from 51% in 2017, due to higher gross margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2018, selling and administrative expenses decreased $0.2 million, or 4%, to $5.2 million, primarily due to lower bad debt expense.

Adler Tanks

For the three months ended September 30, 2018, Adler Tanks’ total revenues increased $2.6 million, or 11%, to $26.0 million compared to the same period in 2017, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues in 2018.  Higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues and higher selling and administrative expenses resulted in a $1.2 million, or 36%, increase in pre-tax income to $4.7 million for the three months ended September 30, 2018, compared to the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/18 compared to Three Months Ended 9/30/17 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$18,725	$16,524	$2,201	13%
Rental related services	6,919	6,344	575	9%
Rental operations	25,644	22,868	2,776	12%
Sales	294	461	(167)	-36%
Other	79	87	(8)	-9%
Total revenues	26,017	23,416	2,601	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,994	3,943	51	1%
Rental related services	5,464	4,853	611	13%
Other	3,245	2,648	597	23%
Total direct costs of rental operations	12,703	11,444	1,259	11%
Costs of sales	195	397	(202)	-51%
Total costs of revenues	12,898	11,841	1,057	9%
Gross Profit
Rental	11,486	9,933	1,553	16%
Rental related services	1,455	1,491	(36)	-2%
Rental operations	12,941	11,424	1,517	13%
Sales	99	64	35	55%
Other	79	87	(8)	-9%
Total gross profit	13,119	11,575	1,544	13%
Selling and administrative expenses	7,587	7,327	260	4%
Income from operations	5,532	4,248	1,284	30%
Interest expense allocation	(833)	(786)	47	6%
Pre-tax income	$4,699	$3,462	$1,237	36%
Other Selected Information
Average rental equipment [1]	$311,086	$307,790	$3,296	1%
Average rental equipment on rent	$194,525	$175,656	$18,869	11%
Average monthly total yield [2]	2.01%	1.79%		12%
Average utilization [3]	62.5%	57.1%		9%
Average monthly rental rate [4]	3.21%	3.14%		2%
Period end rental equipment [1]	$311,481	$308,099	$3,382	1%
Period end utilization [3]	64.0%	59.7%		7%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended September 30, 2018 increased 13%, to $13.1 million.  For the three months ended September 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.2 million, or 13%, due to 11% higher average rental equipment on rent and 2% higher average rental rates in 2018 compared to 2017. As a percentage of rental revenues, depreciation was 21% and 24% in 2018 and 2017, respectively, and other direct costs were 17% and 16% in 2018 and 2017, respectively, which resulted in gross margin percentages of 61% and 60% in 2018 and 2017, respectively.  The higher rental revenues and higher rental margins resulted in an 16% increase in gross profit on rental revenues to $11.5 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.6 million, or 9%, to $6.9 million compared to 2017. Higher rental related services revenues, offset by lower gross margin percentage of 21% in 2018 compared to 24% in 2017 resulted in rental related services gross profit decreasing 2% to $1.5 million in 2018.

For the three months ended September 30, 2018, selling and administrative expenses increased 4% to $7.6 million compared to the same period in 2017, primarily due to increased employee headcount, salaries and employee benefit costs.

Nine Months Ended September 30, 2018 Compared to

Nine Months Ended September 30, 2017

Overview

Consolidated revenues for the nine months ended September 30, 2018 increased 7% to $365.2 million from $339.8 million for the same period in 2017.  Consolidated net income for the nine months ended September 30, 2018 increased 52% to $55.2 million, from $36.2 million for the same period in 2017.  Earnings per diluted share for the nine months ended September 30, 2018 increased 50% to $2.25 from $1.50 for the same period in 2017.

For the nine months ended September 30, 2018, on a consolidated basis:

•

Gross profit increased $16.5 million, or 11%, to $168.1 million in 2018. Mobile Modular’s gross profit increased $8.6 million, or 11%, primarily due to higher gross profit on rental and sales revenues.  TRS-RenTelco’s gross profit increased $3.7 million, or 10%, due to higher gross profit on rental, sales and rental related services revenues.  Adler Tanks’ gross profit increased $3.6 million, or 12%, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on rental related services and sales revenues.  Enviroplex’s gross profit increased $0.6 million, primarily due to higher gross margin on sales revenues.

•	Selling and administrative expenses increased 3% to $85.8 million from $83.7 million for the same period in 2017, primarily due to increased employee headcount, salaries and employee benefit costs.
•	Interest expense increased 5% to $9.1 million, due to 11% higher net average interest rates of 3.91% in 2018 compared to 3.54% in 2017, partly offset by 5% lower debt levels of the Company.
•

The provision for income taxes resulted in an effective tax rate of 24.1% and 39.2% for the nine months ended September 30, 2018 and 2017, respectively.  The lower effective tax rate in 2018 was primarily due to the enactment of the Tax Cut and Jobs Act on December 22, 2017, which among other things reduced the federal income tax rate from 35% to 21% effective January 1, 2018.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 52%, 29 and 14%, respectively, compared to 52%, 31% and 12%, respectively, for the comparable 2017 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 5% in 2018 and 2017.

•	Adjusted EBITDA increased $16.7 million, or 13%, to $145.6 million in 2018.

Mobile Modular

For the nine months ended September 30, 2018, Mobile Modular’s total revenues increased $14.8 million, or 9%, to $188.6 million compared to the same period in 2017, primarily due to higher rental, rental related services and sales revenues during the period.  The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 24% increase in pre-tax income to $38.1 million for the nine months ended September 30, 2018, from $30.8 million for the same period in 2017.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/18 compared to Nine Months Ended 9/30/17 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$116,436	$104,923	$11,513	11%
Rental related services	40,510	38,283	2,227	6%
Rental operations	156,946	143,206	13,740	10%
Sales	30,694	30,001	693	2%
Other	973	621	352	57%
Total revenues	188,613	173,828	14,785	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,841	15,951	(110)	-1%
Rental related services	31,031	28,802	2,229	8%
Other	33,460	29,290	4,170	14%
Total direct costs of rental operations	80,332	74,043	6,289	8%
Costs of sales	21,766	21,846	(80)	0%
Total costs of revenues	102,098	95,889	6,209	6%
Gross Profit
Rental	67,134	59,683	7,451	12%
Rental related services	9,479	9,481	(2)	0%
Rental operations	76,613	69,164	7,449	11%
Sales	8,929	8,154	775	10%
Other	973	621	352	57%
Total gross profit	86,515	77,939	8,576	11%
Selling and administrative expenses	43,191	42,157	1,034	2%
Income from operations	43,324	35,782	7,542	21%
Interest expense allocation	(5,256)	(5,008)	248	5%
Pre-tax income	$38,068	$30,774	$7,294	24%
Other Selected Information
Average rental equipment [1]	$752,076	$746,632	$5,444	1%
Average rental equipment on rent	$585,216	$572,196	$13,020	2%
Average monthly total yield [2]	1.72%	1.56%		10%
Average utilization [3]	77.8%	76.6%		2%
Average monthly rental rate [4]	2.21%	2.04%		8%
Period end rental equipment [1]	$767,522	$750,798	$16,724	2%
Period end utilization [3]	79.2%	76.8%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2018 increased 11% to $86.5 million from $77.9 million for the same period in 2017.  For the nine months ended September 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues - Rental revenues increased $11.5 million, or 11%, primarily due to 8% higher average monthly rental rates and 2% higher average rental equipment on rent in 2018 as compared to 2017.  As a percentage of rental revenues, depreciation was 14% and 15% in 2018 and 2017, respectively, and other direct costs were 29% in 2018 and 28% in 2017, which resulted in gross margin percentage of 58% and 57% in 2018 and 2017, respectively.  The higher rental revenues and higher gross margin percentages resulted in gross profit on rental revenues increasing $7.5 million, or 12%, to $67.1 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.2 million, or 6%, compared to 2017.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher repair revenues, increased services performed during the lease and higher delivery and return delivery revenues at Mobile Modular Portable Storage. The lower gross margin percentage of 23% in 2018 compared to 25% in 2017, offset by higher revenues, resulted in comparable rental related services gross profit of $9.5 million in 2018 and 2017.

•

Gross Profit on Sales – Sales revenues increased $0.7 million, or 2%, primarily due to higher used equipment sales compared to 2017.  The higher sales revenues, together with higher gross margin percentage of 29% in 2018 compared to 27% in 2017 resulted in sales gross profit increasing 10% to $8.9 million from $8.2 million in 2017.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2018, selling and administrative expenses increased $1.0 million, or 2%, to $43.2 million, primarily due to increased employee salaries and benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the nine months ended September 30, 2018, TRS-RenTelco’s total revenues increased $7.4 million, or 9%, to $86.5 million compared to the same period in 2017, due to higher rental, sales and rental related services revenues.  Pre-tax income increased 13%, to $20.9 million for the nine months ended September 30, 2018 compared to $18.5 million for the same period in 2017, primarily due to higher gross profit on rental, sales and rental related services revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/18 compared to Nine Months Ended 9/30/17 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$65,919	$60,569	$5,350	9%
Rental related services	2,287	2,095	192	9%
Rental operations	68,206	62,664	5,542	9%
Sales	16,568	14,897	1,671	11%
Other	1,753	1,596	157	10%
Total revenues	86,527	79,157	7,370	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	26,536	24,335	2,201	9%
Rental related services	1,956	1,937	19	1%
Other	10,834	9,957	877	9%
Total direct costs of rental operations	39,326	36,229	3,097	9%
Costs of sales	7,046	6,508	538	8%
Total costs of revenues	46,372	42,737	3,635	9%
Gross Profit
Rental	28,549	26,277	2,272	9%
Rental related services	331	158	173	109%
Rental operations	28,880	26,435	2,445	9%
Sales	9,522	8,389	1,133	14%
Other	1,753	1,596	157	10%
Total gross profit	40,155	36,420	3,735	10%
Selling and administrative expenses	16,780	16,475	305	2%
Income from operations	23,375	19,945	3,430	17%
Interest expense allocation	(1,999)	(1,726)	(273)	16%
Foreign currency exchange gain (loss)	(505)	273	(778)	nm
Pre-tax income	$20,871	$18,492	$2,379	13%
Other Selected Information
Average rental equipment [1]	$273,142	$249,740	$23,402	9%
Average rental equipment on rent	$170,535	$156,856	$13,679	9%
Average monthly total yield [2]	2.68%	2.69%		0%
Average utilization [3]	62.4%	62.8%		-1%
Average monthly rental rate [4]	4.29%	4.29%		0%
Period end rental equipment [1]	$284,674	$258,391	$26,283	10%
Period end utilization [3]	61.5%	64.3%		-4%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the nine months ended September 30, 2018 increased 10% to $40.2 million from $36.4 million for the same period in 2017.  For the nine months ended September 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.4 million, or 9%, with depreciation expense increasing $2.2 million, or 9%, to $26.5 million and other direct costs increasing $0.9 million, or 9%, to $10.8 million, resulting in increased gross profit on rental revenues of $2.3 million, or 9%, to $28.5 million.  As a percentage of rental revenues, depreciation was 40% in 2018 and 2017, and other direct costs were 16% in 2018 and 2017, which resulted in a gross margin percentage of 43% in 2018 and 2017.  The rental revenues increase was due to 9% higher average rental equipment on rent compared to 2017.

•

Gross Profit on Sales – Sales revenues increased $1.7 million, or 11%, to $16.6 million in 2018, compared to $14.9 million in 2017.  Higher sales revenues, and higher gross margin percentage of 58% in 2018 compared to 56% in 2017, primarily due to higher gross margins on used equipment sales, resulted in gross profit on sales increasing 14%, to $9.5 million from $8.4 million in 2017.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2018, selling and administrative expenses increased $0.3 million, or 2%, to $16.8 million compared to the same period in 2017, primarily due to higher allocated corporate expenses.

Adler Tanks

For the nine months ended September 30, 2018, Adler Tanks’ total revenues increased $4.1 million, or 6%, to $70.2 million compared to the same period in 2017, primarily due to higher rental revenues, partly offset by lower sales and rental related services revenues during the period. The revenue increase, partly offset by higher selling and administrative expenses resulted in 43% increase in pre-tax income to $10.4 million for the nine months ended September 30, 2018, from $7.3 million for the same period in 2017.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/18 compared to Nine Months Ended 9/30/17 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$51,328	$46,220	$5,108	11%
Rental related services	18,000	18,209	(209)	-1%
Rental operations	69,328	64,429	4,899	8%
Sales	629	1,576	(947)	-60%
Other	287	125	162	130%
Total revenues	70,244	66,130	4,114	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,910	11,827	83	1%
Rental related services	14,417	14,017	400	3%
Other	8,402	7,547	855	11%
Total direct costs of rental operations	34,729	33,391	1,338	4%
Costs of sales	484	1,332	(848)	-64%
Total costs of revenues	35,213	34,723	490	1%
Gross Profit
Rental	31,017	26,846	4,171	16%
Rental related services	3,583	4,191	(608)	-15%
Rental operations	34,600	31,037	3,563	11%
Sales	144	245	(101)	-41%
Other	287	125	162	130%
Total gross profit	35,031	31,407	3,624	12%
Selling and administrative expenses	22,245	21,855	390	2%
Income from operations	12,786	9,552	3,234	34%
Interest expense allocation	(2,409)	(2,301)	108	5%
Pre-tax income	$10,377	$7,251	$3,126	43%
Other Selected Information
Average rental equipment [1]	$309,943	$307,322	$2,621	1%
Average rental equipment on rent	$185,391	$167,949	$17,442	10%
Average monthly total yield [2]	1.84%	1.67%		10%
Average utilization [3]	59.8%	54.7%		9%
Average monthly rental rate [4]	3.08%	3.06%		1%
Period end rental equipment [1]	$311,481	$308,099	$3,382	1%
Period end utilization [3]	64.0%	59.7%		7%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the nine months ended September 30, 2018 increased 12% to $35.0 million from $31.4 million for the same period in 2017.  For the nine months ended September 30, 2018 compared to the same period in 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.1 million, or 11%, primarily due to 10% higher average rental equipment on rent, and 1% higher average monthly rental rates in 2018 as compared to 2017.  As a percentage of rental revenues, depreciation was 23% in 2018 and 26% in 2017, and other direct costs were 16% in 2018 and 2017, which resulted in gross margin percentages of 60% and 58% in 2018 and 2017, respectively. The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $4.2 million, or 16%, to $31.0 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 1%, compared to 2017. The lower revenues and lower gross margin percentage of 20% in 2018 compared to 23% in 2017, resulted in rental related services gross profit decreasing $0.6 million, or 15%, to $3.6 million in 2018.

For the nine months ended September 30, 2018, selling and administrative expenses increased $0.4 million, or 2%, to $22.2 million compared to the same period in 2017, primarily due to increased employee headcount, salaries and benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2018 compared to the same period in 2017 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $96.8 million in 2018 compared to $81.1 million in 2017.  The 19% increase in net cash provided by operating activities was primarily attributable to improved income from operations, partly offset by a higher increase in prepaid expenses and other assets.

Cash Flows from Investing Activities: Net cash used in investing activities was $74.7 million in 2018, compared to $57.5 million in 2017. The $17.2 million increase was primarily due to $11.5 million higher purchases of rental equipment of $84.7 million in 2018, compared to $73.2 million in 2017, primarily at TRS-RenTelco and $7.5 million cash payment for the acquisition of DropBox, partly offset by $1.6 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $20.1 million in 2018, compared to $23.2 million in 2017.  The $3.0 million decrease was primarily due to $8.8 million higher borrowings under bank lines of credit, partly offset by $1.6 million higher taxes paid related to net share settlement of stock awards and $4.1 million higher dividend payments.

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

At September 30, 2018, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $209.0 million was outstanding, and had capacity to borrow up to an additional $223.0 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2018, the actual ratio was 6.62 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2018, the actual ratio was 1.58 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2018, such sum was $361.0 million and the actual Tangible Net Worth of the Company was $519.3 million.

At September 30, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes are an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes is due semi-annually in arrears and the principal is due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allows for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  The final $20.0 million principal payment under the Series A Senior Notes was made in April 2018 with no amount remaining outstanding as of September 30, 2018.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At September 30, 2018, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2018, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2018, the actual ratio was 6.62 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2018, the actual ratio was 1.58 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At September 30, 2018, such sum was $361.0 million and the actual Tangible Net Worth of the Company was $519.3 million.

At September 30, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the nine months ended September 30, 2018 and 2017.   As of September 30, 2018, 1,592,026 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2017 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2017 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

A breach of our information technology systems could subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. We could experience theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our employees, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

Disruptions in our information technology systems could adversely affect our business and results of operations.  Additionally, if these systems fail, become unavailable for any period of time or are not upgraded, this could limit our ability to effectively monitor and control our operations and adversely affect our operations.

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

At September 30, 2018, we had $35.3 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.1 million per year for each 1% increase in the average interest rate we pay based on the $209.0 million balance of variable rate debt outstanding at September 30, 2018.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Some of our larger national competitors in the modular building leasing industry, notably WillScot Corporation and Modspace, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In August 2018, WillScot Corporation completed the acquisition of Modspace.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of September 30, 2018, 53% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including BakerCorp, Rain For Rent and Mobile Mini, all of which may be larger than we are and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2018, United Rentals, Inc. completed the acquisition of BakerCorp.  This acquisition may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and nine months ended September 30, 2018, oil and gas exploration and production accounted for approximately 10% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2018	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer