Form 10-K
period 2018-12-31
MCGRATH RENTCORP
filed 2019-02-26
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2018):  $1,515,726,679.

As of February 25, 2019, 24,182,321 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2019 Annual Meeting of Shareholders to be held on June 5, 2019 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2018, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

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

The Company is a diversified business-to-business rental company with four rental divisions: relocatable modular buildings, portable storage containers, electronic test equipment, and liquid and solid containment tanks and boxes.  Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. The Company is comprised of four reportable business segments: (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).  The Mobile Modular business segment includes the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s 2018 total revenues.

No single customer accounted for more than 10% of total revenues during 2018, 2017 and 2016.  Revenue from foreign country customers accounted for 4% of the Company’s revenues in 2018 and 2017, and 5% in 2016.

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

Employees

As of December 31, 2018, the Company had 1,066 employees, of whom 87 were primarily administrative and executive personnel, with 577, 199, 127 and 76 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Available Information

We make the Company’s Securities and Exchange Commission (“SEC”) filings available at our website www.mgrc.com.  These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Information included on our website is not incorporated by reference to this Form 10-K. Furthermore, all reports the Company files with the SEC are available  through the SEC’s website at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained at our website www.mgrc.com.  Any waivers to the Code of Business Conduct and Ethics and any amendments to such code applicable to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or persons performing similar functions, will be posted on our web site

RELOCATABLE MODULAR BUILDINGS

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.   During 2018, Mobile Modular purchased 33% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, Florida and Georgia, serving large geographic areas in these states, and sales offices serving North Carolina, Maryland, Virginia and Washington, D.C. The California, Texas, Florida and Georgia regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity.  The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost.  When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment.  Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age.  Over the last three years, used equipment sold each year represented less than 2% of rental equipment, and has been, on average, 14 years old with sale proceeds above its net book value.

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

Market

Management estimates relocatable modular building rental is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $5.0 billion. Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, Louisiana, North Carolina, South Carolina, Georgia, Maryland, Virginia and Washington, D.C.  Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the limited state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below).  Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care facilities.  Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital.  The Company’s corporate offices, and California, Texas, Florida and Georgia regional sales and inventory center offices are housed in various sizes of modular units.

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

At December 31, 2018, Mobile Modular owned 53,035 new or previously rented modulars and portable storage containers with an aggregate cost of $817,375 million including accessories, or an average cost per unit of $15,411.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2018, fleet utilization was 79.3% and average fleet utilization during 2018 was 78.2%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 8% of the Company’s 2018 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2018 Mobile Modular’s largest sale represented approximately 5% of Mobile Modular’s sales, 2% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our larger national competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In addition, a number of other smaller companies operate regionally throughout the country.  Mobile Modular operates primarily in California, Texas, Florida, Louisiana, North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C.  Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

Classroom Rentals and Sales to Public Schools (K-12)

Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities.  Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues.   Mobile Modular rents and sells classrooms in California, Florida, Texas, Louisiana, North Carolina, South Carolina, Georgia, Maryland, Virginia and Washington, D.C.  Enviroplex sells classrooms in the California market. California is Mobile Modular’s largest educational market.  Historically, demand in this market has been fueled by shifting and fluctuating student populations, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities and the phasing out of portable classrooms no longer compliant with current building codes.  The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years, that rentals and sales to these schools constitute:

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2018	2017	2016	2015	2014
Modular Rental Revenues (Mobile Modular)	33%	33%	34%	33%	32%
Modular Sales Revenues (Mobile Modular & Enviroplex)	70%	76%	67%	43%	49%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	44%	47%	43%	35%	37%
Consolidated Rental and Sales Revenues [1]	24%	26%	23%	16%	16%
1	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

School Facility Funding

Funding for public school facilities is derived from a variety of sources including the passage of both statewide and local facility bond measures, operating budgets, developer fees, various taxes including parcel and sales taxes levied to support school operating budgets, and lottery funds. There is no certainty on the timing of the bond sales and it could take additional years before projects funded by these bonds generate meaningful demand for relocatable classrooms.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2018, the original cost of electronic test equipment inventory was comprised of 75% general purpose electronic test equipment and 25% communications electronic test equipment.

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

At December 31, 2018, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $285.1 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 62.1% as of December 31, 2018 and averaged 62.7% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 20% to 23% of total annual gross profit for our electronics division. For 2018, gross profit on equipment sales was approximately 23% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2018, approximately 19% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2018 represented approximately 5% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  At December 31, 2018, Adler Tanks had rental equipment inventory including accessories with an aggregate cost of $313.6 million.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 56.4% at December 31, 2018 and averaged 59.9% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February.  These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies.  Some of our national competitors, notably BakerCorp (acquired by United Rentals in July 2018), Rain For Rent and Mobile Mini, may be larger than we are and may have greater financial and other resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have.  In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates.  Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability.  We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$159,136	$142,584	$130,496	$115,986	$96,457
Rental related services	54,696	50,448	49,206	45,616	35,263
Total Modular rental operations	213,832	193,032	179,702	161,602	131,720
Sales — Mobile Modular	39,467	37,435	29,393	22,248	29,394
Sales — Enviroplex	29,046	31,369	22,121	10,612	17,457
Total Modular sales	68,513	68,804	51,514	32,860	46,851
Other	1,275	799	417	434	461
Total Modular revenues	$283,620	$262,635	$231,633	$194,896	$179,032
Percentage of rental revenues	49.9%	49.3%	48.1%	42.4%	35.8%
Percentage of total revenues	56.9%	56.8%	54.6%	48.2%	43.9%
Rental equipment, at cost (year-end)	$817,375	$775,400	$769,190	$736,875	$664,340
Rental equipment, net book value (year-end)	$572,032	$543,857	$544,421	$529,483	$473,960
Number of units (year-end)	53,035	52,188	50,577	47,995	43,792
Utilization (year-end) [1]	79.3%	77.8%	77.3%	76.9%	75.0%
Average utilization [1]	78.2%	76.8%	76.6%	75.8%	72.3%
Average rental equipment, at cost [2]	$756,513	$747,478	$724,333	$667,953	$597,904
Annual yield on average rental equipment, at cost [4]	21.0%	19.1%	18.0%	17.4%	16.1%
Gross margin on rental revenues	59.8%	56.1%	56.6%	53.4%	49.4%
Gross margin on sales	30.7%	28.0%	29.0%	26.5%	27.1%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$89,937	$82,812	$82,307	$89,208	$99,020
Rental related services	3,300	2,858	2,846	3,055	3,331
Total Electronics rental operations	93,237	85,670	85,153	92,263	102,351
Sales	23,061	20,334	21,582	21,137	24,323
Other	2,359	2,040	1,882	1,617	1,628
Total Electronics revenues	$118,657	$108,044	$108,617	$115,017	$128,302
Percentage of rental revenues	28.2%	28.6%	30.3%	32.6%	36.7%
Percentage of total revenues	23.8%	23.4%	25.6%	28.4%	31.4%
Rental equipment, at cost (year-end)	$285,052	$262,325	$246,325	$262,945	$261,995
Rental equipment, net book value (year-end)	$131,450	$109,482	$90,172	$102,191	$105,729
Utilization (year-end) [1]	62.1%	61.7%	61.0%	58.7%	59.8%
Average utilization [1]	62.7%	62.9%	60.6%	60.5%	60.4%
Average rental equipment, at cost [3]	$275,891	$252,332	$254,019	$265,832	$262,968
Annual yield on average rental equipment, at cost [4]	32.6%	32.8%	32.4%	33.6%	37.7%
Gross margin on rental revenues	43.6%	44.0%	39.8%	39.9%	46.4%
Gross margin on sales	54.6%	56.9%	50.9%	48.6%	49.7%

(dollar amounts in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$69,701	$64,021	$58,585	$68,502	$74,098
Rental related services	24,911	24,762	23,807	24,643	25,538
Total Tanks and Boxes rental operations	94,612	88,783	82,392	93,145	99,636
Sales	1,044	2,362	1,314	1,388	1,074
Other	397	210	124	98	78
Total Tanks and Boxes revenues	$96,053	$91,355	$83,830	$94,631	$100,788
Percentage of rental revenues	21.9%	22.1%	21.6%	25.0%	27.5%
Percentage of total revenues	19.3%	19.8%	19.8%	23.4%	24.7%
Rental equipment, at cost (year-end)	$313,573	$309,808	$308,542	$310,263	$303,303
Rental equipment, net book value (year-end)	$197,533	$208,981	$221,778	$237,927	$246,061
Utilization (year-end) [1]	56.4%	57.5%	50.7%	49.7%	63.9%
Average utilization [1]	59.9%	56.0%	50.1%	58.3%	62.9%
Average rental equipment, at cost [2]	$310,401	$307,558	$307,416	$304,001	$289,928
Annual yield on average rental equipment, at cost [4]	22.4%	20.8%	19.1%	22.5%	25.6%
Gross margin on rental revenues	61.1%	58.7%	55.5%	61.9%	65.4%
Gross margin on sales	3.7%	15.2%	(2.1)%	(25.1)%	2.0%

Total revenues	$498,330	$462,034	$424,080	$404,544	$408,122
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

Previously, we acquired Technology Rentals & Services (“TRS”), an electronic test equipment rental business and Adler Tanks, a liquid and solid containment rental business.  We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans.  We are unable to predict whether or when any prospective acquisition will be completed.  Acquisitions involve numerous risks, including the following:

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

At December 31, 2018, we had $35.1 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series B and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay based on the $198.6 million balance of variable rate debt outstanding at December 31, 2018.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

Our effective tax rate may change and become less predictable as our business expands, making our future earnings less predictable.

We continue to consider expansion opportunities domestically and internationally for our rental businesses.  Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward.  In addition, the enactment of future tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements.  Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources.  We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2018 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable.  If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Various states that we operate enacted laws and constitutional amendments to provide funding for school districts to limit the number of students that may be grouped in a single classroom.  School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms.  In California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms.  The most recent economic recession caused state and local budget shortfalls, which reduced school districts’ funding and their ability to comply with state class size reduction requirements.  If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate.  Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

Failure to comply with applicable regulations could harm our business and financial condition, resulting in lower operating results and cash flows.

Similar to conventionally constructed buildings, the modular building industry, including the manufacturers and lessors of portable classrooms, are subject to regulations by multiple governmental agencies at the federal, state and local level relating to environmental, zoning, health, safety, energy efficiency, labor and transportation matters, among other matters.  Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations.

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

In the past we have expanded our modular operations into new geographies and states.  There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion.  In addition, expansion into new markets may be affected by local economic and market conditions.  Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

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

Some of our larger national competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In August 2018, WillScot Corporation completed the acquisition of Modspace.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2018, 54% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2018,

Mobile Modular purchased 33% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including United Rentals, Rain For Rent and Mobile Mini, all of which may be larger than we are and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2018, United Rentals, Inc. completed the acquisition of BakerCorp.  This acquisition may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the twelve months ended December 31, 2018, oil and gas exploration and production accounted for approximately 10% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

The Company’s corporate and administrative offices are located in Livermore, California in approximately 26,000 square feet. The Company’s four reportable business segments currently conduct operations from the following locations:

Mobile Modular – Five inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored are located in Livermore, California (137 acres in the San Francisco Bay Area), Mira Loma, California (79 acres in the Los Angeles area), Pasadena, Texas (50 acres in the Houston area), in Auburndale, Florida (123 acres in the Orlando area) and Arcade, Georgia (48 acres in the Atlanta area).  The inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product.  The Company also has a leased modular sales office in Charlotte, North Carolina from which the states of North Carolina, South Carolina, Virginia and Maryland are served.

TRS-RenTelco – Electronic test equipment rental and sales operations are conducted from a 117,000 square foot leased facility in Grapevine, Texas (Dallas area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada area).

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

Enviroplex – The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its 108,000 square foot facility in Stockton, California (San Francisco Bay Area).

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

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.  As of February 26, 2019, the Company's common stock was held by approximately 40 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Stock Repurchase Plan

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the twelve months ended December 31, 2018 and 2017.  As of December 31 2018, 1,592,026 shares remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2018 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Selected Consolidated Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Operations Data
Revenues
Rental	$318,774	$289,417	$271,388	$273,696	$269,575
Rental related services	82,907	78,068	75,859	73,314	64,132
Rental operations	401,681	367,485	347,247	347,010	333,707
Sales	92,618	91,500	74,410	55,385	72,248
Other	4,031	3,049	2,423	2,149	2,167
Total revenues	498,330	462,034	424,080	404,544	408,122
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	73,139	69,908	72,197	75,213	72,678
Rental related services	64,298	60,029	59,044	57,144	50,969
Other	68,678	65,472	60,130	58,511	54,826
Total direct costs of rental operations	206,115	195,409	191,371	190,868	178,473
Costs of sales	58,964	60,280	48,542	36,769	47,430
Total costs of revenues	265,079	255,689	239,913	227,637	225,903
Gross profit	233,251	206,345	184,167	176,907	182,219
Selling and administrative expenses	115,770	111,605	104,908	99,950	96,859
Income from operations	117,481	94,740	79,259	76,957	85,360
Other income (expense):
Interest expense	(12,297)	(11,622)	(12,207)	(10,092)	(9,280)
Gain on sale of property, plant and equipment	—	—	—	—	812
Foreign currency exchange gain (loss)	(489)	334	(121)	(488)	(331)
Income before (benefit) provision for income taxes	104,695	83,452	66,931	66,377	76,561
Provision (benefit) for income taxes	25,289	(70,468)	28,680	25,907	30,852
Net income	$79,406	$153,920	$38,251	$40,470	$45,709
Earnings per share:
Basic	$3.29	$6.41	$1.60	$1.60	$1.77
Diluted	$3.24	$6.34	$1.60	$1.59	$1.75
Shares used in per share calculations:
Basic	24,141	23,999	23,900	25,369	25,914
Diluted	24,540	24,269	23,976	25,457	26,175
Balance Sheet Data (at period end)
Rental equipment, at cost	$1,416,000	$1,347,533	$1,324,057	$1,310,083	$1,229,638
Rental equipment, net	$901,015	$862,320	$856,371	$869,601	$825,750
Total assets	$1,217,316	$1,147,854	$1,128,276	$1,152,709	$1,116,407
Notes payable	$298,564	$303,414	$326,266	$381,281	$322,338
Shareholders' equity	$571,535	$524,184	$394,287	$379,687	$424,531
Shares issued and outstanding	24,182	24,052	23,948	23,851	26,051
Book value per share	$23.63	$21.79	$16.46	$15.92	$16.30
Total liabilities to equity	1.13	1.19	1.86	2.04	1.63
Debt (notes payable) to equity	0.52	0.58	0.83	1.00	0.76
Return on average equity	14.6%	37.1%	9.8%	9.8%	11.1%
Cash dividends declared per common share	$1.36	$1.04	$1.02	$1.00	$0.98

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$79,406	$153,920	$38,251	$40,470	$45,709
Provision (benefit) for income taxes	25,289	(70,468)	28,680	25,907	30,852
Interest expense	12,297	11,622	12,207	10,092	9,280
Depreciation and amortization	81,975	78,416	81,179	84,280	81,125
EBITDA	198,967	173,490	160,317	160,749	166,966
Impairment of rental assets	39	1,639	—	—	—
Share-based compensation	4,111	3,198	3,091	3,399	3,854
Adjusted EBITDA [1]	$203,117	$178,327	$163,408	$164,148	$170,820
Adjusted EBITDA margin [2]	41%	39%	39%	41%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
Adjusted EBITDA [1]	$203,117	$178,327	$163,408	$164,148	$170,820
Interest paid	(12,598)	(11,825)	(12,436)	(10,041)	(9,074)
Income taxes paid, net of refunds received	(18,157)	(29,504)	(15,555)	(2,498)	(22,275)
Gain on sale of used rental equipment	(19,559)	(17,733)	(13,739)	(11,902)	(15,368)
Gain on sale of property, plant and equipment	—	—	—	—	(812)
Foreign currency exchange (gain) loss	489	(334)	121	488	331
Amortization of debt issuance cost	20	50	51	52	14
Change in certain assets and liabilities:
Accounts receivable, net	(15,144)	(8,995)	(1,860)	5,777	(13,782)
Income taxes receivable	—	—	11,000	(11,000)	—
Prepaid expenses and other assets	(9,351)	3,124	1,949	12,910	(13,528)
Accounts payable and other liabilities	3,592	7,559	7,220	(10,531)	21,524
Deferred income	10,258	1,720	536	7,149	5,136
Net cash provided by operating activities	$142,667	$122,389	$140,695	$144,552	$122,986

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2018, the actual ratio was 4.11 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2018, the actual ratio was 1.47 to 1.

At December 31, 2018, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2018, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 53%, 28%, 14% and 5%, respectively, of the Company’s income before provision for taxes (the equivalent of “pre-tax income”), compared to 50%, 31%, 13% and 6%, respectively, for 2017. Although managed as a separate business segment, Enviroplex’s revenues, pre-tax income contribution and total assets are not significant relative to the Company’s consolidated financial position.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 81% of the Company’s total revenues in 2018 and for the three years ended December 31, 2018.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 53%, 24% and 24%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 19% of the Company’s consolidated revenues in 2018 and for the three years ended December 31, 2018. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 71%, 27% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 24%, 26% and 23% of the Company’s consolidated rental and sales revenues for 2018, 2017 and 2016, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2019, the Company announced that its board of directors declared a cash dividend of $0.375 per common share for the quarter ending March 31, 2019, an increase of 10% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2018 over	2017 over
	2018–2016	2018	2017	2016	2017	2016
Revenues
Rental	64%	64%	63%	64%	10%	7%
Rental related services	17	17	17	18	6	3
Rental operations	81	81	80	82	9	6
Sales	19	19	20	18	1	23
Other	—	—	—	—	32	26
Total revenues	100	100	100	100	8	9
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	16	15	15	17	5	(3)
Rental related services	13	13	13	13	7	6
Other	14	14	14	15	5	4
Total direct costs of rental operations	43	42	42	45	5	2
Cost of sales	12	11	13	12	(2)	24
Total costs	55	53	55	57	4	7
Gross profit	45	47	45	43	13	12
Selling and administrative expenses	24	23	24	24	4	6
Income from operations	21	24	21	19	24	20
Other income (expense):
Interest expense	3	3	3	3	6	(5)
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before (benefit) provision for income taxes	18	21	18	16	25	25
Provision (benefit) for income taxes	(1)	5	(15)	7	nm	nm
Net income	20%	16%	33%	9%	(49)%	nm

nm = not meaningful

Twelve Months Ended December 31, 2018 Compared to

Twelve Months Ended December 31, 2017

Overview

Consolidated revenues in 2018 increased 8%, to $498.3 million from $462.0 million in 2017.  Consolidated net income in 2018 decreased to $79.4 million, or $3.24 per diluted share in 2018, compared to $153.9 million, or $6.34 per diluted share, in 2017.  2017 results included an increase to net income of $102.5 million, or $4.23 per diluted share, due to the tax benefit associated with the enactment by the U.S. government of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”), which is discussed below.  The Company’s year over year total revenue increase was primarily due to higher rental and rental related services revenues as more fully described below.

For 2018 compared to 2017, on a consolidated basis:

•

Gross profit increased $26.9 million, or 13%, to $233.3 million. Mobile Modular’s gross profit increased $16.8 million, or 16%, due to higher gross profit on rental, sales and rental related services revenues. Adler Tanks’ gross profit increased $4.8 million, or 11%, due to higher gross profit on rental revenues, partly offset by lower gross profit on sales and rental related services revenues.  TRS-RenTelco’s gross profit increased $4.5 million, or 9%, due to higher gross profit on rental and sales revenues.  Enviroplex’s gross profit increased $0.8 million, or 9%, primarily due to higher gross margin on sales revenues.

•	Selling and administrative expenses increased $4.2 million, or 4%, to $115.8 million, primarily due to increased salaries and employee benefit costs across all divisions.
•	Interest expense increased $0.7 million, or 6%, to $12.3 million, primarily due to 11% higher net average interest rate, partly offset by 5% lower average debt levels of the Company.
•

Pre-tax income contribution was 53%, 28% and 14% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2018, compared to 50%, 31% and 13%, respectively, in 2017. These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 5% and 6% in 2018 and 2017, respectively.

•

The Tax Act, among other things, reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and required a one-time mandatory repatriation of foreign earnings.  As a result of the Tax Act, the Company re-measured its net deferred tax liabilities and recognized a net benefit of $102.8 million.  In addition, a one-time transition income tax estimated at $0.3 million related to repatriation of foreign earnings was recorded.  The provision for income taxes resulted in a tax benefit of 84.4% in 2017 compared to a tax provision of 24.2% in 2018.  The tax benefit in 2017 was primarily due to the $102.5 million net impact of the Tax Act.  In addition, in 2018 the Company benefited from the recording of $2.0 million excess tax benefits relating to stock-based compensation as a reduction to the provision for income taxes compared to $0.9 million in 2017.  These tax benefits, or shortfalls, were recorded in equity prior to 2017.

•

Adjusted EBITDA increased $24.8 million, or 14%, to $203.1 million compared to $178.3 million in 2017.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 33.

Mobile Modular

For 2018, Mobile Modular’s total revenues increased $23.3 million, or 10%, to $254.6 million compared to 2017, primarily due to higher rental, rental related services and sales revenues.  The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses, resulted in an increase in pre-tax income of $13.9 million, or 33%, to $55.6 million in 2018.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2018 compared to 2017

(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$159,136	$142,584	$16,552	12%
Rental related services	54,696	50,448	4,248	8%
Rental operations	213,832	193,032	20,800	11%
Sales	39,467	37,435	2,032	5%
Other	1,275	799	476	60%
Total revenues	254,574	231,266	23,308	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,200	21,247	(47)	(0)%
Rental related services	41,701	37,755	3,946	10%
Other	42,812	41,290	1,522	4%
Total direct costs of rental operations	105,713	100,292	5,421	5%
Costs of sales	28,111	27,039	1,072	4%
Total costs of revenues	133,824	127,331	6,493	5%
Gross Profit
Rental	95,123	80,048	15,075	19%
Rental related services	12,995	12,693	302	2%
Rental operations	108,118	92,741	15,377	17%
Sales	11,357	10,395	962	9%
Other	1,275	799	476	60%
Total gross profit	120,750	103,935	16,815	16%
Selling and administrative expenses	58,017	55,583	2,434	4%
Income from operations	62,733	48,352	14,381	30%
Interest expense allocation	(7,132)	(6,671)	461	7%
Pre-tax income	$55,601	$41,681	$13,920	33%
Other Selected Information
Average rental equipment [1]	$756,513	$747,478	$9,035	1%
Average rental equipment on rent [1]	$591,236	$574,201	$17,035	3%
Average monthly total yield [2]	1.75%	1.59%		10%
Average utilization [3]	78.2%	76.8%		2%
Average monthly rental rate [4]	2.24%	2.07%		8%
Period end rental equipment [1]	$775,492	$746,852	$28,640	4%
Period end utilization [3]	79.3%	77.8%		2%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Mobile Modular’s gross profit for 2018 increased 16% to $120.8 million from $103.9 million in 2017.  For the year ended December 31, 2018 compared to the year ended December 31, 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $16.6 million, or 12%, compared to 2017, due to 3% higher average rental equipment on rent and 8% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 13% in 2018 compared to 15% in 2017 and other direct costs were 27% in 2018 and 29% in 2017, which resulted in gross margin percentage of 60% in 2018 compared to 56% in 2017. Other direct costs in 2017 included a $1.6 million impairment of rental assets, deemed beyond economic repair in the Southern California region.  The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing 19%, to $95.1 million from $80.0 million in 2017.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.2 million, or 8%, compared to 2017.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher repair revenue and increased services performed during the lease.  The higher revenues, partly offset by lower gross margin percentage of 24% in 2018 compared to 25% in 2017 resulted in rental related services gross profit increasing 2%, to $13.0 million from $12.7 million in 2017.

•

Gross Profit on Sales – Sales revenues increased $2.0 million, or 5%, compared to 2017. Gross profit on sales increased $1.0 million, or 9%, due to higher used equipment sales revenues and higher gross margins of 29% in 2018 compared to 28% in 2017.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2018, Mobile Modular’s selling and administrative expenses increased $2.4 million, or 4%, to $58.0 million, primarily due to increased employee salaries and benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For 2018, TRS-RenTelco’s total revenues increased $10.6 million, or 10%, to $118.7 million compared to 2017, primarily due to higher rental and sales revenues.  Pre-tax income increased $2.6 million, or 10%, to $28.8 million for 2018, primarily due to higher gross profit on rental and sales revenues, partly offset by foreign currency exchange loss in 2018 and higher selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2018 compared to 2017

(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$89,937	$82,812	$7,125	9%
Rental related services	3,300	2,858	442	15%
Rental operations	93,237	85,670	7,567	9%
Sales	23,061	20,334	2,727	13%
Other	2,359	2,040	319	16%
Total revenues	118,657	108,044	10,613	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	36,011	32,891	3,120	9%
Rental related services	2,698	2,589	109	4%
Other	14,699	13,503	1,196	9%
Total direct costs of rental operations	53,408	48,983	4,425	9%
Costs of sales	10,476	8,772	1,704	19%
Total costs of revenues	63,884	57,755	6,129	11%
Gross Profit
Rental	39,227	36,418	2,809	8%
Rental related services	602	269	333	124%
Rental operations	39,829	36,687	3,142	9%
Sales	12,585	11,562	1,023	9%
Other	2,359	2,040	319	16%
Total gross profit	54,773	50,289	4,484	9%
Selling and administrative expenses	22,823	22,171	652	3%
Income from operations	31,950	28,118	3,832	14%
Interest expense allocation	(2,696)	(2,320)	376	16%
Foreign currency exchange gain (loss)	(489)	334	(823)	nm
Pre-tax income	$28,765	$26,132	$2,633	10%
Other Selected Information
Average rental equipment [1]	$275,891	$252,332	$23,559	9%
Average rental equipment on rent [1]	$173,019	$158,830	$14,189	9%
Average monthly total yield [2]	2.72%	2.74%		(1)%
Average utilization [3]	62.7%	62.9%		0%
Average monthly rental rate [4]	4.33%	4.35%		0%
Period end rental equipment [1]	$283,905	$261,552	$22,353	9%
Period end utilization [3]	62.1%	61.7%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2018 increased 9% to $54.8 million from $50.3 million in 2017.  For the year ended December 31, 2018 compared to the year ended December 31, 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $7.1 million, or 9%, to $89.9 million with depreciation expense increasing $3.1 million, or 9%, and other direct costs increasing $1.2 million, or 9%, resulting in an increase in gross profit on rental revenues of $2.8 million, or 8%, to $39.2 million in 2018. As a percentage of rental revenues, depreciation was 40% in 2018 and 2017 and other direct costs was 16% in 2018 and 2017, which resulted in gross margin percentage of 44% in 2018 and 2017.  The rental revenues increase was due to 9% higher average rental equipment on rent.

•

Gross Profit on Sales – Sales revenues increased $2.7 million, or 13%, compared to 2017. The lower gross margin percentage of 55% in 2018, compared to 57% in 2017 was primarily due to lower gross margin on new and used equipment sales. The higher sales revenues, partly offset by lower gross margin, resulted in gross profit on sales increasing 9%, to $12.6 million from $11.6 million in 2017. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2018, TRS-RenTelco’s selling and administrative expenses increased $0.7 million, or 3%, to $22.8 million, primarily due to higher salaries and employee benefit costs and higher allocated corporate expenses.

Adler Tanks

For 2018, Adler Tanks’ total revenues increased $4.7 million, or 5%, to $96.1 million compared to 2017, primarily due to higher rental revenues, partly offset by lower sales revenues during 2018. The revenue increase together with higher gross profit on rental revenues, partly offset by lower gross profit on sales and rental related services revenues, and higher selling and administrative expenses resulted in a pre-tax income increase of $4.2 million, or 39%, to $14.8 million for the year ended December 31, 2018.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2018 compared to 2017

(dollar amounts in thousands)	Twelve Months Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Revenues
Rental	$69,701	$64,021	$5,680	9%
Rental related services	24,911	24,762	149	1%
Rental operations	94,612	88,783	5,829	7%
Sales	1,044	2,362	(1,318)	(56)%
Other	397	210	187	89%
Total revenues	96,053	91,355	4,698	5%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,928	15,770	158	1%
Rental related services	19,899	19,685	214	1%
Other	11,167	10,679	488	5%
Total direct costs of rental operations	46,994	46,134	860	2%
Costs of sales	1,004	2,003	(999)	(50)%
Total costs of revenues	47,998	48,137	(139)	(0)%
Gross Profit
Rental	42,607	37,572	5,035	13%
Rental related services	5,012	5,076	(64)	(1)%
Rental operations	47,619	42,648	4,971	12%
Sales	39	360	(321)	(89)%
Other	397	210	187	89%
Total gross profit	48,055	43,218	4,837	11%
Selling and administrative expenses	30,026	29,542	484	2%
Income from operations	18,029	13,676	4,353	32%
Interest expense allocation	(3,252)	(3,071)	181	6%
Pre-tax income	$14,777	$10,605	$4,172	39%
Other Selected Information
Average rental equipment [1]	$310,401	$307,558	$2,843	1%
Average rental equipment on rent [1]	$185,809	$172,140	$13,669	8%
Average monthly total yield [2]	1.87%	1.73%		8%
Average utilization [3]	59.9%	56.0%		7%
Average monthly rental rate [4]	3.13%	3.10%		1%
Period end rental equipment [1]	$312,186	$308,877	$3,309	1%
Period end utilization [3]	56.4%	57.5%		(2)%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Adler Tanks’ gross profit for 2018 increased $4.8 million, or 11%, to $48.1 million compared to the same period in 2017.  For the year ended December 31, 2018 compared to year ended December 31, 2017:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.7 million, or 9%, to $69.7 million, due to 8% higher average rental equipment on rent and 1% higher average rental rates in 2018 as compared to 2017.  As a percentage of rental revenues, depreciation was 23% and 25% in 2018 and 2017, respectively, and other direct costs were 16% and 17% in 2018 and 2017, respectively, which resulted in gross margin percentages of 61% in 2018 compared to 59% in 2017.  The higher rental revenues, together with higher rental margins resulted in gross profit on rental revenues increasing $5.0 million, or 13%, to $42.6 million in 2018.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.1 million, or 1%, compared to 2017. Lower gross margin percentage of 20% in 2018 compared to 21% in 2017, partly offset by higher revenue, resulted in rental related services gross profit decreasing $0.1 million, or 1%, to $5.0 million from $5.1 million in 2017.

For 2018, Adler Tanks’ selling and administrative expenses increased $0.5 million, or 2% to $30.0 million from $29.5 million in the same period in 2017, primarily due to increased employee headcount, salaries and benefit costs.

Twelve Months Ended December 31, 2017 Compared to

Twelve Months Ended December 31, 2016

Overview

Consolidated revenues in 2017 increased 9%, to $462.0 million from $424.1 million in 2016.  Consolidated net income in 2017 increased to $153.9 million, or $6.34 per diluted share in 2017, compared to $38.3 million, or $1.60 per diluted share, in 2016.  2017 results include an increase to net income of $102.5 million, or $4.23 per diluted share, due to the tax benefit associated with the enactment by the U.S. government of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”), which is discussed below.  The Company’s year over year total revenue increase was primarily due to higher rental, sales and rental related services revenues as more fully described below.

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

•

The Tax Act, among other things, reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and required a one-time mandatory repatriation of foreign earnings.  As a result of the Tax Act, the Company re-measured its net deferred tax liabilities and recognized a net benefit of $102.8 million.  In addition, a one-time transition income tax estimated at $0.3 million related to repatriation of foreign earnings was recorded.  The provision for income taxes resulted in a tax benefit of 84.4% compared to a tax provision of 42.9% in 2016.  The tax benefit in 2017 was primarily due to the $102.5 million net impact of the Tax Act.  In addition, the Company benefited from $0.9 million lower re-pricing of state deferred tax liabilities in 2017 compared to 2016 and the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which resulted in the recording of $0.9 million excess tax benefits as a reduction to the provision for income taxes.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, in 2016, the decision to exit the Company’s Bangalore, India branch increased the 2016 provision for income taxes by $0.7 million as a valuation allowance was recorded against the related deferred tax assets.

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

Mobile Modular – 2017 compared to 2016

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$142,584	$130,496	$12,088	9%
Rental related services	50,448	49,206	1,242	3%
Rental operations	193,032	179,702	13,330	7%
Sales	37,435	29,393	8,042	27%
Other	799	417	382	92%
Total revenues	231,266	209,512	21,754	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,247	21,001	246	1%
Rental related services	37,755	37,392	363	1%
Other	41,290	35,683	5,607	16%
Total direct costs of rental operations	100,292	94,076	6,216	7%
Costs of sales	27,039	21,620	5,419	25%
Total costs of revenues	127,331	115,696	11,635	10%
Gross Profit
Rental	80,048	73,813	6,235	8%
Rental related services	12,693	11,814	879	7%
Rental operations	92,741	85,627	7,114	8%
Sales	10,395	7,772	2,623	34%
Other	799	417	382	92%
Total gross profit	103,935	93,816	10,119	11%
Selling and administrative expenses	55,583	51,432	4,151	8%
Income from operations	48,352	42,384	5,968	14%
Interest expense allocation	(6,671)	(6,804)	133	(2)%
Pre-tax income	$41,681	$35,580	$6,101	17%
Other Selected Information
Average rental equipment 1	$747,478	$724,333	$23,145	3%
Average rental equipment on rent 1	$574,201	$554,485	$19,716	4%
Average monthly total yield 2	1.59%	1.50%		6%
Average utilization 3	76.8%	76.6%		0%
Average monthly rental rate 4	2.07%	1.96%		6%
Period end rental equipment 1	$746,852	$744,099	$2,753	0%
Period end utilization 3	77.8%	77.3%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

TRS-RenTelco – 2017 compared to 2016

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$82,812	$82,307	$505	1%
Rental related services	2,858	2,846	12	0%
Rental operations	85,670	85,153	517	1%
Sales	20,334	21,582	(1,248)	(6)%
Other	2,040	1,882	158	8%
Total revenues	108,044	108,617	(573)	(1)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	32,891	35,256	(2,365)	(7)%
Rental related services	2,589	2,640	(51)	(2)%
Other	13,503	14,320	(817)	(6)%
Total direct costs of rental operations	48,983	52,216	(3,233)	(6)%
Costs of sales	8,772	10,604	(1,832)	(17)%
Total costs of revenues	57,755	62,820	(5,065)	(8)%
Gross Profit
Rental	36,418	32,730	3,688	11%
Rental related services	269	206	63	31%
Rental operations	36,687	32,936	3,751	11%
Sales	11,562	10,979	583	5%
Other	2,040	1,882	158	8%
Total gross profit	50,289	45,797	4,492	10%
Selling and administrative expenses	22,171	21,896	275	1%
Income from operations	28,118	23,901	4,217	18%
Interest expense allocation	(2,320)	(2,465)	145	(6)%
Foreign currency exchange loss	334	(121)	455	nm
Pre-tax income	$26,132	$21,315	$4,817	23%
Other Selected Information
Average rental equipment 1	$252,332	$254,019	$(1,687)	(1)%
Average rental equipment on rent 1	$158,830	$153,985	$4,845	3%
Average monthly total yield 2	2.74%	2.70%		1%
Average utilization 3	62.9%	60.6%		4%
Average monthly rental rate 4	4.35%	4.45%		(2)%
Period end rental equipment 1	$261,552	$245,700	$15,852	6%
Period end utilization 3	61.7%	61.0%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Adler Tanks

For 2017, Adler Tanks’ total revenues increased $7.5 million, or 9%, to $91.4 million compared to 2016, primarily due to higher rental and sales revenues during 2017. The revenue increase together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a pre-tax income increase of $4.0 million, or 61%, to $10.6 million for the year ended December 31, 2017.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2017 compared to 2016

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues
Rental	$64,021	$58,585	$5,436	9%
Rental related services	24,762	23,807	955	4%
Rental operations	88,783	82,392	6,391	8%
Sales	2,362	1,314	1,048	80%
Other	210	124	86	69%
Total revenues	91,355	83,830	7,525	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,770	15,940	(170)	(1)%
Rental related services	19,685	19,012	673	4%
Other	10,679	10,127	552	5%
Total direct costs of rental operations	46,134	45,079	1,055	2%
Costs of sales	2,003	1,342	661	49%
Total costs of revenues	48,137	46,421	1,716	4%
Gross Profit (Loss)
Rental	37,572	32,518	5,054	16%
Rental related services	5,076	4,795	281	6%
Rental operations	42,648	37,313	5,335	14%
Sales	360	(28)	388	nm
Other	210	124	86	69%
Total gross profit	43,218	37,409	5,809	16%
Selling and administrative expenses	29,542	27,610	1,932	7%
Income from operations	13,676	9,799	3,877	40%
Interest expense allocation	(3,071)	(3,200)	129	(4)%
Pre-tax income	$10,605	$6,599	$4,006	61%
Other Selected Information
Average rental equipment 1	$307,558	$307,416	$142	0%
Average rental equipment on rent 1	$172,140	$154,165	$17,975	12%
Average monthly total yield 2	1.73%	1.59%		9%
Average utilization 3	56.0%	50.1%		12%
Average monthly rental rate 4	3.10%	3.17%		(2)%
Period end rental equipment 1	$308,877	$306,701	$2,176	1%
Period end utilization 3	57.5%	50.7%		13%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2018 as compared to 2017 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $142.7 million for 2018 as compared to $122.4 million in 2017.  The 17% increase was primarily attributable to improved operating profit, higher decrease in accounts receivable, lower increase in prepaid expenses and other assets, an increase in deferred income and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $104.5 million for 2018 as compared to $70.9 million in 2017.  The $33.6 million increase was primarily due to $28.5 million higher purchases of rental equipment of $123.1 million in 2018, compared to $94.6 million in 2017, $7.5 million cash payment for the acquisition of business assets, $1.0 million higher purchases of property, plant and equipment, partly offset by higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $39.1 million in 2018 as compared to $49.9 million in 2017. The $10.8 million decrease was primarily due to $18.0 million higher net borrowings under the Company’s bank lines of credit, partly offset by $6.0 million higher payment of dividends.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2018	2017	2016	Totals
Cash provided by operating activities	$142,667	$122,389	$140,695	$405,751
Proceeds from sales of used rental equipment	41,786	38,344	29,406	109,536
Cash available for purchase of rental equipment	184,453	160,733	170,101	515,287
Purchases of rental equipment	(123,071)	(94,579)	(79,038)	(296,688)
Cash paid for acquisition of business assets	(7,543)	—	—	(7,543)
Cash available for other uses	$53,839	$66,154	$91,063	$211,056

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $15.7 million in 2018, $14.6 million in 2017 and $10.5 million in 2016, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $30.9 million, $24.9 million and $24.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors.  Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. There were no repurchases of common stock during the twelve months ended December 31, 2018, 2017 and 2016.  As of February 25, 2019, 1,592,026 shares remain authorized for repurchase.

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

At December 31, 2018, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $198.6 million was outstanding, and had capacity to borrow up to an additional $233.4 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2018, the actual ratio was 4.11 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2018, the actual ratio was 1.47 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2018, such sum was $366.8 million and the actual Tangible Net Worth of the Company was $536.5 million.

At December 31, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes were an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes was due semi-annually in arrears and the principal was due in five equal annual installments, with the first payment due on April 21, 2014. In addition, the Note Purchase Agreement allowed for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  The final $20.0 million principal payment under the Series A Senior Notes was made in April 2018 with no amount remaining outstanding as of December 31, 2018.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2018, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2018, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2018, the actual ratio was 4.11 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2018, the actual ratio was 1.47 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2018, such sum was $366.8 million and the actual tangible net worth of the Company was $536.5 million.

At December 31, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Contractual Obligations and Commitments

At December 31, 2018, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2021, outstanding amounts under our 3.68% and 3.84% senior notes due in 2021 and 2022, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2018 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$198,603	$—	$198,603	$—	$—
3.68% Series B senior notes due in 2021	44,416	1,472	42,944	—	—
3.84% Series C senior notes due in 2022	69,222	2,310	4,608	62,304	—
Operating leases for facilities	10,479	2,979	3,824	2,534	1,142
Total contractual obligations	$322,720	$6,761	$249,979	$64,838	$1,142

The Company believes that its needs for working capital and capital expenditures through 2019 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company's Consolidated Statements of Cash Flows on page 63 for a more detailed presentation of the sources and uses of the Company's cash.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting policies upon which its financial status depends.  The Company determined its critical accounting policies by considering those policies that involve the most complex or subjective decisions or assessments.  The Company has identified that its most critical accounting policies are those related to revenue recognition, depreciation, maintenance, repair and refurbishment, impairment of rental equipment and impairment of goodwill and intangible assets. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this Management’s Discussion and Analysis.

Revenue recognition:

Lease revenue - Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.  Rental related services revenues are primarily associated with relocatable modular building and liquid and solid containment tanks and boxes leases.  For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as sales-type leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  Other revenues include interest income on sales-type leases and rental income on facility leases.

Non-lease revenue - Sales revenue is recognized upon delivery and installation of the equipment to customers.  Certain leases are accounted for as sales-type leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

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

Off Balance Sheet Transactions

As of December 31, 2018, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 3.68% and 3.84% senior notes due in 2021 and 2022, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2018.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series B and Series C Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2018.

(dollar amounts in thousands)	2021	2022	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$198,603	$—	$—	$198,603	$198,603
Weighted average interest rate	3.36%	—	—	3.36%
3.68% Series B senior notes due in 2021	$40,000	$—	$—	$40,000	$40,337
Stated interest rate	3.68%	—	—	3.68%
3.84% Series C senior notes due in 2022	$—	$60,000	$—	$60,000	$58,649
Stated interest rate	—	3.84%	—	3.84%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017.  The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2018, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.

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

San Jose, California

February 26, 2019

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2018	2017
Assets
Cash	$1,508	$2,501
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2018 and $1,920 in 2017	121,016	105,872
Rental equipment, at cost:
Relocatable modular buildings	817,375	775,400
Electronic test equipment	285,052	262,325
Liquid and solid containment tanks and boxes	313,573	309,808
	1,416,000	1,347,533
Less accumulated depreciation	(514,985)	(485,213)
Rental equipment, net	901,015	862,320
Property, plant and equipment, net	126,899	119,170
Prepaid expenses and other assets	31,816	22,459
Intangible assets, net	7,254	7,724
Goodwill	27,808	27,808
Total assets	$1,217,316	$1,147,854
Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$298,564	$303,414
Accounts payable and accrued liabilities	90,844	86,408
Deferred income	49,709	39,219
Deferred income taxes, net	206,664	194,629
Total liabilities	645,781	623,670
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common Stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,182 shares as of December 31, 2018 and 24,052 shares as of December 31, 2017	103,801	102,947
Retained earnings	467,783	421,405
Accumulated other comprehensive loss	(49)	(168)
Total shareholders’ equity	571,535	524,184
Total liabilities and shareholders’ equity	$1,217,316	$1,147,854

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenues
Rental	$318,774	$289,417	$271,388
Rental related services	82,907	78,068	75,859
Rental operations	401,681	367,485	347,247
Sales	92,618	91,500	74,410
Other	4,031	3,049	2,423
Total revenues	498,330	462,034	424,080
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	73,139	69,908	72,197
Rental related services	64,298	60,029	59,044
Other	68,678	65,472	60,130
Total direct costs of rental operations	206,115	195,409	191,371
Cost of sales	58,964	60,280	48,542
Total costs of revenues	265,079	255,689	239,913
Gross profit	233,251	206,345	184,167
Selling and administrative expenses	115,770	111,605	104,908
Income from operations	117,481	94,740	79,259
Other income (expense):
Interest expense	(12,297)	(11,622)	(12,207)
Foreign currency exchange gain (loss)	(489)	334	(121)
Income before provision (benefit) for income taxes	104,695	83,452	66,931
Provision (benefit) for income taxes	25,289	(70,468)	28,680
Net income	$79,406	$153,920	$38,251
Earnings per share:
Basic	$3.29	$6.41	$1.60
Diluted	$3.24	$6.34	$1.60
Shares used in per share calculations:
Basic	24,141	23,999	23,900
Diluted	24,540	24,269	23,976
Cash dividends declared per share	$1.36	$1.04	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$79,406	$153,920	$38,251
Other comprehensive income (loss):
Foreign currency translation adjustment	161	(174)	24
Tax benefit (provision)	(42)	61	(12)
Comprehensive income	$79,525	$153,807	$38,263

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	23,851	$101,046	$278,708	$(67)	$379,687
Net income	—	—	38,251	—	38,251
Share-based compensation	—	3,091	—	—	3,091
Common stock issued under stock plans, net of shares withheld for employee taxes	97	37	—	—	37
Tax shortfall from equity awards	—	(1,066)	—	—	(1,066)
Taxes paid related to net share settlement of stock awards	—	(1,287)	—	—	(1,287)
Dividends accrued of $1.02 per share	—	—	(24,438)	—	(24,438)
Other comprehensive gain	—	—	—	12	12
Balance at December 31, 2016	23,948	101,821	292,521	(55)	394,287
Net income	—	—	153,920	—	153,920
Share-based compensation	—	3,198	—	—	3,198
Common stock issued under stock plans, net of shares withheld for employee taxes	104	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,072)	—	—	(2,072)
Dividends accrued of $1.04 per share	—	—	(25,036)	—	(25,036)
Other comprehensive loss	—	—	—	(113)	(113)
Balance at December 31, 2017	24,052	102,947	421,405	(168)	524,184
Net income	—	—	79,406	—	79,406
Share-based compensation	—	4,111	—	—	4,111
Common stock issued under stock plans, net of shares withheld for employee taxes	130	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,257)	—	—	(3,257)
Dividends accrued of $1.36 per share	—	—	(33,028)	—	(33,028)
Other comprehensive gain	—	—	—	119	119
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$79,406	$153,920	$38,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,975	78,416	81,179
Impairment of rental assets	39	1,639	—
Provision for doubtful accounts	581	1,480	1,892
Share-based compensation	4,111	3,198	3,091
Gain on sale of used rental equipment	(19,559)	(17,733)	(13,739)
Foreign currency exchanges (gain) loss	489	(334)	121
Amortization of debt issuance costs	20	50	51
Change in:
Accounts receivable	(15,725)	(10,475)	(3,752)
Income taxes receivable	—	—	11,000
Prepaid expenses and other assets	(9,351)	3,124	3,219
Accounts payable and accrued liabilities	(1,612)	4,015	10,426
Deferred income	10,258	1,720	1,211
Deferred income taxes	12,035	(96,631)	7,745
Net cash provided by operating activities	142,667	122,389	140,695
Cash Flows from Investing Activities:
Purchases of rental equipment	(123,071)	(94,579)	(79,038)
Purchases of property, plant and equipment	(15,664)	(14,617)	(10,548)
Cash paid for acquisition of business assets	(7,543)	—	—
Proceeds from sales of used rental equipment	41,786	38,344	29,406
Net cash used in investing activities	(104,492)	(70,852)	(60,180)
Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	15,130	(2,902)	(35,066)
Principal payments on Series A senior notes	(20,000)	(20,000)	(20,000)
Proceeds from the exercise of stock options	—	—	37
Taxes paid related to net share settlement of stock awards	(3,257)	(2,072)	(1,287)
Payment of dividends	(30,939)	(24,876)	(24,448)
Net cash used in financing activities	(39,066)	(49,850)	(80,764)
Effect of foreign currency exchange rate changes on cash	(102)	(38)	(2)
Net increase (decrease) in cash	(993)	1,649	(251)
Cash balance, beginning of period	2,501	852	1,103
Cash balance, end of period	$1,508	$2,501	$852
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$12,598	$11,825	$12,436
Net income taxes paid, during the period	$18,157	$29,504	$15,555
Dividends accrued during the period, not yet paid	$8,388	$6,260	$6,147
Rental equipment acquisitions, not yet paid	$9,695	$6,405	$2,876

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

Revenue Recognition

Lease revenues - Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.  Rental related services revenues are primarily associated with relocatable modular building and liquid and solid containment tanks and boxes leases.  For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as sales-type leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  Other revenues include interest income on sales-type leases and rental income on facility leases.

Non-lease revenues - Sales revenue is recognized upon delivery and installation of the equipment to customers.  Certain leases are accounted for as sales-type leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.

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

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings	18 years, 50% residual value
Relocatable modular accessories	3 to 18 years, no residual value
Blast resistant modules	20 years, no residual value
Portable storage containers	25 years, 62.5% residual value
Electronic test equipment and accessories	1 to 8 years, no residual value
Liquid and solid containment tanks and boxes and accessories	3 to 20 years, no residual value

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. The Company recorded an impairment of modular rental equipment of $0.1 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.  There were no impairments of long-lived assets during the year ended December 31, 2016.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Depreciation is recognized on a straight-line basis for financial reporting purposes, and on an accelerated basis for income tax purposes.  Depreciation expense for property, plant and equipment is included in “Selling and administrative expenses” and “Rental related services” in the Consolidated Statements of Income.  Maintenance and repairs are expensed as incurred.

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2018	2017
Land	Indefinite	$50,689	$50,689
Land improvements	20 – 50	50,064	43,337
Buildings	30	29,359	26,862
Furniture, office and computer equipment	3 – 10	33,081	32,118
Vehicles and machinery	5 – 25	38,199	34,597
		201,392	187,603
Less accumulated depreciation		(77,118)	(70,034)
		124,274	117,569
Construction in progress		2,625	1,601
		$126,899	$119,170

Property, plant and equipment depreciation expense was $8.0 million, $7.6 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Construction in progress at December 31, 2018 and 2017 consisted primarily of costs related to acquisition of land and land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance, training and post implementation costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $0.1 million and $0.8 million in internal use software during the years ended December 31, 2018 and 2017, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $3.2 million, $2.9 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years.  At December 31, 2018 and 2017, goodwill and trade name intangible assets which have indefinite lives totaled $33.7 million.

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

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal years ended 2018, 2017 or 2016.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2018	2017	2016
Weighted-average common stock for calculating basic earnings per share	24,141	23,999	23,900
Effect of potentially dilutive securities from equity-based compensation	399	270	76
Weighted-average common stock for calculating diluted earnings per share	24,540	24,269	23,976

The following securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

(in thousands)	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	—	7	661

In May 2008, the Company’s Board of Directors authorized the Company to repurchase an aggregate of 2,000,000 shares of the Company's outstanding common stock.  The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There were no repurchases of common stock during the twelve months ended December 31, 2018 and 2017.  As of December 31, 2018, 1,592,026 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $32.3 million at December 31, 2018 and $30.1 million at December 31, 2017. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts activity was as follows:

(in thousands)	2018	2017
Beginning balance, January 1	$1,920	$2,087
Provision for doubtful accounts	581	1,480
Write-offs, net of recoveries	(618)	(1,647)
Ending balance, December 31	$1,883	$1,920

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $99.0 million and $120.2 million compared to the recorded value of $100.0 million and $120.0 million as of December 31, 2018 and 2017, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

The Company’s Indian subsidiary, TRS-RenTelco India Private Limited (“TRS-India”), functioned as a rental and sales office for TRS-RenTelco in India, which commenced its closure during 2017.  The functional currency for TRS-India is the Indian Rupee.  All assets and liabilities of TRS-India are translated into U.S. dollars at period-end exchange rates and all income statement amounts are translated at the average exchange rate for each month within the year.

Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant.

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values.  The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant.  The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when vesting conditions are met.  In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known.  The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income.  The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized.  Further information regarding share-based compensation can be found in “Note 6 –Benefit Plans”.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Subtopic 842-10).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company leases real estate for some of its branch offices and rental equipment storage yards, and leases vehicles and equipment used in its rental operations.  The Company anticipates the new lessee accounting will increase its total assets and liabilities by approximately $10 million based upon the present value of lease payments over the expected lease term using interest rates explicit in the lease, or the Company’s estimated incremental borrowing rate if not stated in the lease.  We will use the transition method that allows us to initially apply this guidance at the adoption date and recognize a cumulative–effect adjustment to the opening balance of retained earnings in the period of adoption, which we believe will not be significant.  Consequently, historical financial information will not be updated and the financial disclosures requirement under the new standard will not be provided for periods prior to January 1, 2019.  The new guidance contains additional optional transition practical expedients intended to simplify adoption.  The Company will use the package of expedients that allows for not reassessing: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.  The Company has implemented processes and systems to assist in the ongoing lease data collection, analysis and accounting for leases in accordance with the new guidance.

A majority of the Company’s revenues for the year ended December 31, 2018 were accounted for under the current lease accounting guidance under Topic 840 (see Note 2. Implemented Accounting Pronouncements - Revenue from Contracts with Customers for further discussion).  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components.  Under the new guidance, lessor accounting is largely unchanged and the Company has concluded that no significant changes are expected to the accounting for revenues upon adoption of Topic 842.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  Under this ASU, entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company expects to early adopt this guidance in 2019, which is not expected to have a material impact on its consolidated financial statements.

NOTE 2. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

The Company’s accounting for revenues is governed by two accounting standards.  The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Topic 840, Leases.   Revenues determined to be non-lease related are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted by the Company on January 1, 2018.   The Company utilized the modified retrospective method of adoption and there was no impact on its condensed consolidated financial statements, nor was there a cumulative effect of initially applying the new standard.  The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $15.7 million and $6.8 million at December 31, 2018 and 2017, respectively.  Sales revenues totaling $5.8 million were recognized during the year ended December 31, 2018, which were included in the contract liability balance at December 31, 2017.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.4 million and $2.0 million at December 31, 2018 and 2017, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2018, 2017 and 2016:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Twelve Months Ended December 31,
2018
Leasing	$200,214	$94,345	$70,653	$—	$365,212
Non-lease:
Rental related services	14,870	2,607	24,276	—	41,753
Sales	39,467	19,895	1,044	29,046	89,452
Other	23	1,810	80	—	1,913
Total non-lease	54,360	24,312	25,400	29,046	133,118
Total revenues	$254,574	$118,657	$96,053	$29,046	$498,330

2017
Leasing	$180,612	$85,930	$64,676	$—	$331,218
Non-lease:
Rental related services	13,331	2,358	24,322	—	40,011
Sales	37,434	18,137	2,362	31,369	89,302
Other	(111)	1,619	(5)	—	1,503
Total non-lease	50,654	22,114	26,679	31,369	130,816
Total revenues	$231,266	$108,044	$91,355	$31,369	$462,034

2016
Leasing	$168,787	$87,085	$59,217	$—	$315,089
Non-lease:
Rental related services	11,326	2,292	23,292	—	36,910
Sales	29,393	17,675	1,314	22,121	70,503
Other	6	1,565	7	—	1,578
Total non-lease	40,725	21,532	24,613	22,121	108,991
Total revenues	$209,512	$108,617	$83,830	$22,121	$424,080

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

NOTE 3. FINANCED LEASE RECEIVABLES

The Company has entered into sales-type leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  The minimum lease payments receivable and the net investment included in accounts receivable for such leases are as follows:

(in thousands)	December 31,
	2018	2017
Gross minimum lease payments receivable	$2,419	$2,150
Less – unearned interest	(249)	(201)
Net investment in sales type lease receivables	$2,170	$1,949

As of December 31, 2018, the future minimum lease payments under non-cancelable sales-type leases to be received in 2019 and thereafter are as follows:

(in thousands)
Year Ended December 31,
2019	$1,765
2020	419
2021	157
2022	78
Total minimum future lease payments	$2,419

NOTE 4. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2018	2017
Unsecured revolving lines of credit	$198,603	$183,473
4.03% Series A senior notes due in 2018	—	20,000
3.68% Series B senior notes due in 2021	40,000	40,000
3.84% Series C senior notes due in 2022	60,000	60,000
	298,603	303,473
Unamortized debt issuance cost	(39)	(59)
	$298,564	$303,414

As of December 31, 2018, the future minimum payments under the unsecured revolving lines of credit, 3.68% Series B senior notes due in 2021 and 3.84% Series C senior notes due in 2022 are as follows:

(in thousands)
Year Ended December 31,
2019	$—
2020	—
2021	238,603
2022	60,000
$298,603

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

At December 31, 2017, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $198.6 million was outstanding, and had capacity to borrow up to an additional $233.4 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2018, the actual ratio was 4.11 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2018, the actual ratio was 1.47 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2018, such sum was $366.8 million and the actual Tangible Net Worth of the Company was $536.5 million.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2018 and 2017, the applicable margins were 1.25% for LIBOR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $12.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2018	2017
Maximum amount outstanding	$228,500	$215,732
Average amount outstanding	$204,534	$199,499
Weighted average interest rate, during the period	3.36%	2.64%
Prime interest rate, end of period	5.50%	4.50%

4.03% Senior Notes Due in 2018

On April 21, 2011, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“PIM”), The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively, the “Purchaser”), pursuant to which the Company agreed to sell an aggregate principal amount of $100.0 million of its 4.03% Series A Senior Notes (the “Series A Senior Notes”) to the Purchaser. The Series A Senior Notes were an unsecured obligation of the Company, due on April 21, 2018. Interest on these notes was due semi-annually in arrears and the principal was due in five equal annual installments, with the first payment due on April 21, 2014.  In addition, the Note Purchase Agreement allowed for the issuance and sale of additional senior notes to the Purchaser (the “Shelf Notes”) in the aggregate principal amount of $100.0 million, to mature no more than 12 years after the date of original issuance thereof, to have an average life of no more than 10 years and to bear interest on the unpaid balance.  The final $20.0 million principal payment under the Series A Senior Notes was made in April 2018 with no amount remaining outstanding as of December 31, 2018.  At December 31, 2017, the principal balance outstanding under the Series A Senior Notes was $20 million.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021.  The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2018 and 2017, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022.  The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2018 and 2017, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2018, the actual ratio was 4.11 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2018, the actual ratio was 1.47 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2018, such sum was $366.8 million and the actual Tangible Net Worth of the Company was $536.5 million.

At December 31, 2018, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

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

NOTE 5. INCOME TAXES

Income before (benefit) provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2018	2017	2016
U.S.	$104,881	$83,525	$67,199
Foreign	(186)	(73)	(268)
	$104,695	$83,452	$66,931

The (benefit) provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$7,270	$21,171	$17,203
State	4,253	2,976	2,049
Foreign	1,731	2,016	1,683
	13,254	26,163	20,935
Deferred:
U.S. Federal	10,355	(103,518)	4,005
State	1,637	6,948	3,039
Foreign	43	(61)	701
	12,035	(96,631)	7,745
Total	$25,289	$(70,468)	$28,680

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0	4.1	4.2
State deferred tax rate change, net of federal benefit	0.7	0.5	2.0
Valuation allowance	(0.5)	0.1	1.1
Share-based compensation	(1.9)	(1.0)	—
Enactment of the Tax Cuts and Jobs Act	(0.1)	(122.9)	—
Other	0.0	(0.2)	0.6
	24.2%	(84.4)%	42.9%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2018	2017
Deferred tax liabilities:
Accelerated depreciation	$208,539	$195,694
Prepaid costs currently deductible	4,845	4,152
Other	4,703	4,405
Total deferred tax liabilities	218,087	204,251
Deferred tax assets:
Accrued costs not yet deductible	7,796	7,880
Allowance for doubtful accounts	486	484
Deferred revenues	1,774	213
Share-based compensation	1,367	1,045
Total deferred tax assets, net of valuation allowance of $0.2 million in 2018 and $0.8 million in 2017	11,423	9,622
Deferred income taxes, net	$206,664	$194,629

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017.  Among other provisions, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% in 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-source earnings.  As of December 31, 2018, the Company completed its accounting for the tax effects of enactment of the Tax Act without any material adjustments to its previous estimate of the one-time transition tax.

As of December 31, 2018 the Company does not have a deferred tax liability related to its foreign earnings because it does not currently have any specific plans to repatriate funds from its international subsidiaries.  The Company may do so in the future if a dividend can be remitted with no material tax impact.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India as of December 31, 2018 that management estimated the benefit of which will not be realized.  As of December 31, 2018, the Company’s foreign net operating losses for tax purposes were $0.6 million.  If not realized, these carry forwards will begin to expire in 2023.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.  In 2018 and 2017, exercise of share-based awards by employees resulted in an excess tax benefit of $2.0 million and $0.9 million, respectively.  In 2016 share-based awards by employees resulted in a tax shortfall of $1.1 million, which was recorded to equity.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2018 and 2017.  In addition, there have been no material changes in unrecognized benefits during 2018, 2017 and 2016.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2014.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2018, 2017 and 2016.

NOTE 6. BENEFIT PLANS

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, RSUs, the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares.  There were no modifications to the 2016 Plan and no awards classified as liabilities in the year ended December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, the share-based compensation expense was $4.1 million, $3.2 million and $3.1 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.1 million, $1.3 million and $1.2 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2018, 2017 and 2016.

Stock Options

As of December 31, 2018, a cumulative total of 8,458,600 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37.  Of these, options have been exercised for the purchase of 5,953,688 shares, while options for 1,659,312 shares have been terminated, and options for 845,600 shares with exercise prices ranging from $24.60 to $40.37 remained outstanding under the stock plans.  These options vest over five years and expire seven years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2018, 1,962,804 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2018 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2015	1,410,650	$29.91
Options granted	881,800	25.26
Options exercised	(368,085)	27.34
Options cancelled/forfeited/expired	(339,930)	28.62
Balance at December 31, 2016	1,584,435	28.14
Options granted	299,600	34.66
Options exercised	(398,275)	28.94
Options cancelled/forfeited/expired	(276,900)	28.04
Balance at December 31, 2017	1,208,860	28.14
Options granted	—	—
Options exercised	(332,810)	29.49
Options cancelled/forfeited/expired	(30,450)	28.27
Balance at December 31, 2018	845,600	$29.57	4.18	$18.6
Exercisable at December 31, 2018	303,225	$29.71	3.78	$6.6
Expected to vest after December 31, 2018	517,884	$29.50	4.41	$11.4

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $10.6 million, $6.2 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, determined as of the date of option exercise.  As of December 31, 2018, there was approximately $2.6 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2018	Weighted- average remaining contractual life (Years)	Weighted- average grant date value	Number exercisable at December 31, 2018	Weighted- average grant date value
$20 – 25	349,990	4.17	$24.60	109,150	$24.60
$25 – 30	33,970	2.19	$27.99	24,460	$29.10
$30 – 35	448,300	4.32	$33.31	165,675	$33.03
$35 – 40	7,900	4.58	$38.83	3,600	$38.56
$40 – 45	5,440	5.67	$40.37	340	$40.37
$20 – 45	845,600	4.18	$29.57	303,225	$29.71

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	—	5.0	5.0
Expected volatility	—	26.1%	28.7%
Expected dividend yields	—	3.0%	4.1%
Risk-free interest rates	—	2.0%	1.2%

The Company monitors option exercise behavior to determine the appropriate homogenous groups for estimation purposes.  The Company’s option activity is separated into two categories:  directors and employees.  The expected term of the options represents the estimated period of time until exercise and is based on historical experience, giving consideration to the option terms, vesting schedules and expectations of future behavior.  Expected stock volatility was based on historical stock price volatility of the Company and the risk-free interest rates were based on U.S. Treasury yields in effect on the date of the option grant for the estimated period the options will be outstanding.  The expected dividend yield was based upon the current dividend annualized as a percentage of the grant exercise price.

No options were granted in 2018.  The weighted average grant date fair value per share was $6.28 and $4.14 during the years ended December 31, 2017 and 2016, respectively.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2018:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2015	220,648	$30.70
RSUs granted	31,900	25.75
RSUs vested	(59,008)	29.69
RSUs cancelled/forfeited/expired	(68,300)	29.33
Balance at December 31, 2016	125,240	30.66
RSUs granted	70,960	34.53
RSUs vested	(36,336)	26.99
RSUs cancelled/forfeited/expired	(66,200)	32.63
Balance at December 31, 2017	93,664	33.62
RSUs granted	97,260	49.47
RSUs vested	(30,214)	33.16
RSUs cancelled/forfeited/expired	(21,200)	33.88
Balance at December 31, 2018	139,510	$44.73	$7.2

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  The 2018 performance-based RSU grants vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met.  There were 130,730 performance-based RSUs expected to vest as of December 31, 2018.  Service-based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service–based RSUs issued to the Company’s management vest over three years. There were 48,710 service-based RSUs expected to vest as of December 31, 2018.  No forfeitures are currently expected.  The total fair value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 based on the weighted average grant date values was $1.0 million, $1.0 million and $1.8 million, respectively.

Share-based compensation expense for RSUs for the year ended December 31, 2018, 2017 and 2016 was $2.6 million, $1.4 million and $1.0, respectively. As of December 31, 2018, the total unrecognized compensation expense related to unvested RSUs was $5.2 million and is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  Each employee who has at least three months of service with the Company and is 21 years or older, is eligible to participate in the KSOP.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2018 dividends deducted by the Company were $0.3 million, which resulted in a tax benefit of approximately $0.1 million in 2018.

At December 31, 2018, the KSOP held 243,007 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 7. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the twelve months ended December 31, 2018 and 2017.  As of December 31, 2018, 1,592,026 shares remain authorized for repurchase under this authorization.

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

(in thousands)
Year Ended December 31,
2019	$2,979
2020	2,111
2021	1,713
2022	1,445
2023	1,089
Thereafter	1,142
$10,479

Facility rent expense was $3.5 million in 2018, 2017 and 2016.

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

The Company’s health and workers’ compensation plans are self-funded high deductible plans with annual stop-loss insurance of $200,000 and $350,000 per claim, respectively.  Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis.  In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate.  The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end.  The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates.  A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued.  In addition, our assumptions will change as the Company’s loss experience develops.  All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued.  At December 31, 2018 and 2017, accruals for the Company’s health and workers’ compensation high deductible plans were $3.0 million and $2.9 million, respectively.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	(In years)	2018	2017
Trade name	Indefinite	$5,871	$5,700
Customer relationships	11	9,849	9,611
		15,720	15,311
Less accumulated amortization		(8,466)	(7,587)
		$7,254	$7,724

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in each of the years ended December 31, 2018, 2017 and 2016 were $0.9 million.  Based on the carrying values at December 31, 2018 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.9 million in 2019 and $0.1 million in 2020 through 2025.

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended December 31, 2018 and 2017, or amounts owed to related parties at such dates.

NOTE 11. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2018, 2017 and 2016, for the Company’s reportable segments is shown in the following tables:

Segment Data (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2018
Rental revenues	$159,136	$89,937	$69,701	$—	$318,774
Rental related services revenues	54,696	3,300	24,911	—	82,907
Sales and other revenues	40,742	25,420	1,441	29,046	96,649
Total revenues	254,574	118,657	96,053	29,046	498,330
Depreciation of rental equipment	21,200	36,011	15,928	—	73,139
Gross profit	120,750	54,773	48,055	9,673	233,251
Selling and administrative expenses	58,017	22,823	30,026	4,904	115,770
Income from operations	62,733	31,950	18,029	4,769	117,481
Interest expense (income) allocation	(7,132)	(2,696)	(3,252)	783	(12,297)
Income before provision for income taxes	55,601	28,765	14,777	5,552	104,695
Rental equipment acquisitions	63,374	65,467	5,257	—	134,098
Accounts receivable, net (period end)	72,295	20,732	19,992	7,997	121,016
Rental equipment, at cost (period end)	817,375	285,052	313,573	—	1,416,000
Rental equipment, net book value (period end)	572,032	131,450	197,533	—	901,015
Utilization (period end) [2]	79.3%	62.1%	56.4%
Average utilization [2]	78.2%	62.7%	59.9%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2017
Rental revenues	$142,584	$82,812	$64,021	$—	$289,417
Rental related services revenues	50,448	2,858	24,762	—	78,068
Sales and other revenues	38,234	22,374	2,572	31,369	94,549
Total revenues	231,266	108,044	91,355	31,369	462,034
Depreciation of rental equipment	21,247	32,891	15,770	—	69,908
Gross profit	103,935	50,289	43,218	8,903	206,345
Selling and administrative expenses	55,583	22,171	29,542	4,309	111,605
Income from operations	48,352	28,118	13,676	4,594	94,740
Interest expense (income) allocation	(6,671)	(2,320)	(3,071)	440	(11,622)
Income before benefit for income taxes	41,681	26,132	10,605	5,034	83,452
Rental equipment acquisitions	34,526	58,781	4,800	—	98,107
Accounts receivable, net (period end)	59,274	19,581	18,663	8,354	105,872
Rental equipment, at cost (period end)	775,400	262,325	309,808	—	1,347,533
Rental equipment, net book value (period end)	543,857	109,482	208,981	—	862,320
Utilization (period end) [2]	77.8%	61.7%	57.5%
Average utilization [2]	76.8%	62.9%	56.0%

2016
Rental revenues	$130,496	$82,307	$58,585	$—	$271,388
Rental related services revenues	49,206	2,846	23,807	—	75,859
Sales and other revenues	29,810	23,464	1,438	22,121	76,833
Total revenues	209,512	108,617	83,830	22,121	424,080
Depreciation of rental equipment	21,001	35,256	15,940	—	72,197
Gross profit	93,816	45,797	37,409	7,145	184,167
Selling and administrative expenses	51,432	21,896	27,610	3,970	104,908
Income from operations	42,384	23,901	9,799	3,175	79,259
Interest expense (income) allocation	(6,804)	(2,465)	(3,200)	262	(12,207)
Income before provision for income taxes	35,580	21,315	6,599	3,437	66,931
Rental equipment acquisitions	43,099	30,505	1,030	—	74,634
Accounts receivable, net (period end)	55,916	19,506	16,150	5,305	96,877
Rental equipment, at cost (period end)	769,190	246,325	308,542	—	1,324,057
Rental equipment, net book value (period end)	544,421	90,172	221,778	—	856,371
Utilization (period end) [2]	77.3%	61.0%	50.7%
Average utilization [2]	76.6%	60.6%	50.1%
1

Gross Enviroplex sales revenues were $30,407, $31,369 and $22,206 in 2018, 2017 and 2016, respectively.  There were $1,361 and $85 inter-segment sales to Mobile Modular in 2018 and 2016, respectively, which have been eliminated in consolidation.  There were no inter-segment sales in 2017.

2

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2018, 2017 and 2016.  Revenue from foreign country customers accounted for 4%, 4% and 5% of the Company’s revenues for the same periods, respectively.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2018 is summarized below:

(in thousands, except per share amounts)	2018
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$74,261	$77,267	$82,155	$85,091	$318,774
Total revenues	105,085	116,983	143,147	133,115	498,330
Gross profit	50,170	53,928	64,050	65,103	233,251
Income from operations	22,042	24,449	35,824	35,166	117,481
Income before provision for income taxes	19,018	21,106	32,553	32,018	104,695
Net income	14,466	15,912	24,779	24,249	79,406
Earnings per share:
Basic	$0.60	$0.66	$1.03	$1.00	$3.29
Diluted	$0.59	$0.65	$1.01	$0.99	$3.24
Dividends declared per share	$0.34	$0.34	$0.34	$0.34	$1.36
Shares used in per share calculations:
Basic	24,067	24,145	24,172	24,179	24,141
Diluted	24,478	24,584	24,563	24,514	24,540
Balance Sheet Data
Rental equipment, net	$865,338	$876,522	$888,607	$901,015	$901,015
Total assets	1,148,858	1,180,209	1,201,799	1,217,316	1,217,316
Notes payable	300,595	314,860	309,006	298,564	298,564
Shareholders’ equity	530,284	537,195	554,547	571,535	571,535

	2017
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$67,978	$69,953	$73,781	$77,705	$289,417
Total revenues	94,837	109,582	135,388	122,227	462,034
Gross profit	43,670	49,211	58,775	54,689	206,345
Income from operations	15,822	21,846	30,286	26,786	94,740
Income before provision (benefit) for income taxes	13,259	18,908	27,336	23,949	83,452
Net income	7,973	11,461	16,762	117,724	153,920
Earnings per share:
Basic	$0.33	$0.48	$0.70	$4.90	$6.41
Diluted	$0.33	$0.48	$0.69	$4.82	$6.34
Dividends declared per share	$0.26	$0.26	$0.26	$0.26	$1.04
Shares used in per share calculations:
Basic	23,950	23,985	24,015	24,044	23,999
Diluted	24,232	24,092	24,228	24,410	24,269
Balance Sheet Data
Rental equipment, net	$856,981	$863,207	$865,724	$862,320	$862,320
Total assets	1,130,734	1,150,123	1,156,415	1,147,854	1,147,854
Notes payable	323,483	330,287	323,117	303,414	303,414
Shareholders’ equity	396,625	402,365	412,782	524,184	524,184

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2018, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders to be held on June 5, 2019, which will be filed with the Securities and Exchange Commission no later than April 26, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders to be held on June 5, 2019, which will be filed with the Securities and Exchange Commission no later than April 26, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders to be held on June 5, 2019, which will be filed with the Securities and Exchange Commission no later than April 26, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders to be held on June 5, 2019, which will be filed with the Securities and Exchange Commission no later than April 26, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders to be held on June 5, 2019, which will be filed with the Securities and Exchange Commission no later than April 26, 2019.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

4.2	Credit Agreement dated as of March 31, 2016 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.1	Guaranty dated as of March 31, 2016 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.2	$12,000,000 committed Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2016.	Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.3	$12,000,000 Credit Line Note, dated March 31, 2016, in favor of MUFG Union Bank, N.A.	Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

Number	Description	Method of Filing

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

10.7	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.7.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement	Filed as exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Number	Description	Method of Filing

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2019		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kim A. Box	Director	February 26, 2019
KIM A. BOX

/s/ William J. Dawson	Director	February 26, 2019
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 26, 2019
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 26, 2019
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Director	February 26, 2019
BRADLEY M. SHUSTER

/s/ M. Richard Smith	Director	February 26, 2019
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 26, 2019
DENNIS P. STRADFORD

/s/ Ronald H. Zech	Chairman of the Board	February 26, 2019
RONALD H. ZECH