Form 10-Q
period 2019-03-31
MCGRATH RENTCORP
filed 2019-04-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

As of April 29, 2019, 24,236,345 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of March 31, 2019 and the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the three-months ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Jose, California

April 30, 2019

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenues
Rental	$82,696	$74,261
Rental related services	21,455	17,831
Rental operations	104,151	92,092
Sales	16,825	12,091
Other	1,032	902
Total revenues	122,008	105,085
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	18,961	17,777
Rental related services	16,363	13,768
Other	19,733	16,269
Total direct costs of rental operations	55,057	47,814
Costs of sales	9,946	7,101
Total costs of revenues	65,003	54,915
Gross profit	57,005	50,170
Selling and administrative expenses	29,695	28,128
Income from operations	27,310	22,042
Other income (expense):
Interest expense	(3,108)	(2,992)
Foreign currency exchange gain (loss)	49	(32)
Income before provision for income taxes	24,251	19,018
Provision for income taxes	5,802	4,552
Net income	$18,449	$14,466
Earnings per share:
Basic	$0.76	$0.60
Diluted	$0.75	$0.59
Shares used in per share calculation:
Basic	24,195	24,067
Diluted	24,540	24,478
Cash dividends declared per share	$0.375	$0.340

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$18,449	$14,466
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	(26)
Tax benefit	7	4
Comprehensive income	$18,422	$14,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2019	2018
Assets
Cash	$1,442	$1,508
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2019 and 2018	119,403	121,016
Rental equipment, at cost:
Relocatable modular buildings	834,883	817,375
Electronic test equipment	286,469	285,052
Liquid and solid containment tanks and boxes	314,899	313,573
	1,436,251	1,416,000
Less accumulated depreciation	(523,373)	(514,985)
Rental equipment, net	912,878	901,015
Property, plant and equipment, net	127,736	126,899
Prepaid expenses and other assets	43,336	31,816
Intangible assets, net	7,030	7,254
Goodwill	27,808	27,808
Total assets	$1,239,633	$1,217,316
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$289,464	$298,564
Accounts payable and accrued liabilities	102,968	90,844
Deferred income	58,187	49,709
Deferred income taxes, net	208,371	206,664
Total liabilities	658,990	645,781
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,222 shares as of March 31, 2019 and 24,182 shares as of December 31, 2018	103,638	103,801
Retained earnings	477,081	467,783
Accumulated other comprehensive loss	(76)	(49)
Total shareholders’ equity	580,643	571,535
Total liabilities and shareholders’ equity	$1,239,633	$1,217,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$18,449	$14,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,100	19,928
Impairment of rental assets	—	39
Provision for doubtful accounts	156	35
Share-based compensation	1,392	864
Gain on sale of used rental equipment	(4,615)	(3,848)
Foreign currency exchange (gain) loss	(49)	32
Amortization of debt issuance costs	3	13
Change in:
Accounts receivable	1,457	7,745
Prepaid expenses and other assets	(11,520)	(3,303)
Accounts payable and accrued liabilities	9,948	(4,284)
Deferred income	8,478	(717)
Deferred income taxes	1,707	182
Net cash provided by operating activities	46,506	31,152
Cash Flows from Investing Activities:
Purchases of rental equipment	(34,132)	(24,168)
Purchases of property, plant and equipment	(2,753)	(2,667)
Proceeds from sales of used rental equipment	9,233	7,707
Net cash used in investing activities	(27,652)	(19,128)
Cash Flows from Financing Activities:
Net repayments under bank lines of credit	(9,103)	(2,831)
Taxes paid related to net share settlement of stock awards	(1,555)	(971)
Payment of dividends	(8,248)	(6,300)
Net cash used in financing activities	(18,906)	(10,102)
Effect of foreign currency exchange rate changes on cash	(14)	25
Net increase (decrease) in cash	(66)	1,947
Cash balance, beginning of period	1,508	2,501
Cash balance, end of period	$1,442	$4,448
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$2,828	$2,537
Net income taxes paid, during the period	$710	$1,572
Dividends accrued during the period, not yet paid	$9,088	$8,237
Rental equipment acquisitions, not yet paid	$11,004	$6,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	18,449	—	18,449
Share-based compensation	—	1,392	—	—	1,392
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,555)	—	—	(1,555)
Dividends accrued of $0.375 per share	—	—	(9,151)	—	(9,151)
Other comprehensive loss	—	—	—	(27)	(27)
Balance at March 31, 2019	24,222	$103,638	$477,081	$(76)	$580,643

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	24,052	$102,947	$421,405	$(168)	$524,184
Net income	—	—	14,466	—	14,466
Share-based compensation	—	864	—	—	864
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(971)	—	—	(971)
Dividends accrued of $0.34 per share	—	—	(8,237)	—	(8,237)
Other comprehensive loss	—	—	—	(22)	(22)
Balance at March 31, 2018	24,102	$102,840	$427,634	$(190)	$530,284

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three months ended March 31, 2019 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 26, 2019 for the year ended December 31, 2018 (the “2018 Annual Report”).

NOTE 2. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards.  The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Topic 842, Leases.   Revenues determined to be non-lease related are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $26.0 million and $15.7 million at March 31, 2019 and December 31, 2018, respectively.  Sales revenues totaling $3.4 million were recognized during the three months ended March 31, 2019, which were included in the contract liability balance at December 31, 2018.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.3 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.  Rental related services revenues are primarily associated with relocatable modular building and liquid and solid containment tanks and boxes leases.  For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  Other revenues include interest income on finance leases and rental income on facility leases.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended March 31, 2019 and 2018:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended March 31,
2019
Leasing	$53,743	$24,680	$17,084	$—	$95,507
Non-lease:
Rental related services	3,304	568	6,081	—	9,953
Sales	8,000	4,979	270	2,805	16,054
Other	45	449	—	—	494
Total non-lease	11,349	5,996	6,351	2,805	26,501
Total revenues	$65,092	$30,676	$23,435	$2,805	$122,008

2018
Leasing	$45,271	$22,499	$15,783	$—	$83,553
Non-lease:
Rental related services	3,985	807	5,090	—	9,882
Sales	4,593	4,339	305	2,018	11,255
Other	2	393	—	—	395
Total non-lease	8,580	5,539	5,395	2,018	21,532
Total revenues	$53,851	$28,038	$21,178	$2,018	$105,085

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

The Company’s incremental cost of obtaining lease contracts, which consists of salesperson commissions, are deferred and amortized over the initial lease term for modular leases.  Incremental costs for obtaining a contract for all other operating segments are expensed in the period incurred because the lease term is typically less than 12 months.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Lease Accounting

Lessee

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Subtopic 842-10) effective January 1, 2019.  Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The Company adopted the new guidance using the transition method that allowed it to initially apply this guidance at the adoption date.  The adoption did not result in a cumulative-effect adjustment to the Company’s opening retained earnings.  Because of the transition method we used to adopt the new guidance, historical financial information was not updated and the financial disclosures required under the new standard are not provided for periods prior to January 1, 2019.  The new guidance contains additional optional transition practical expedients intended to simplify adoption.  The Company elected the package of practical expedients that allows for not reassessing: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations.  The Company determines if an arrangement is a lease at inception.  The Company has leases with lease and non-lease components, which are accounted for separately.  ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company uses the interest rate stated in the lease as the discount rate.  If the interest rate is not stated, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.  Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years.  The amount of payments associated with such options is not material.  Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases.  The adoption of the new guidance resulted in the recording of $10.8 million of ROU assets and operating lease liabilities, which are included in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019.

During the three months ended March 31, 2019, operating lease expense was $1.0 million, which includes short term lease expense of $0.1 million.  At March 31, 2019, the weighted-average remaining lease term for operating leases was 4.4 years and the weighted average discount rate was 4.56%.  The Company had no sub-lease income during the three months ended March 31, 2019, and did not have any finance leases as of March 31, 2019.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$882

Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,084

As of March 31, 2019, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2019	$2,562
2020	2,919
2021	2,254
2022	1,683
2023	1,299
Thereafter	1,204
Total lease payments	11,921
Less imputed interest	(1,094)
$10,827

Lessor

As a lessor, the Company’s recognition of lease revenue remained consistent with previous guidance.  As a result, the adoption of the lease standard did not have an impact on the Company’s current and previously reported results in the Condensed Consolidated Statements of Income.

The Company’s equipment rentals for each of its operating segments are governed by agreements that detail the lease terms and conditions.  The determination of whether these contracts with customers contain a lease generally does not require significant judgement.  The Company accounts for these rentals as operating leases.  These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority.  The Company generally does not provide an option for the lessee to purchase the rented equipment at the end of the lease term, thus, does not generate material revenue from sales of equipment under such options.  Initial lease terms vary in length based upon customer needs and generally range from one to sixty months.  Customers have the option to keep equipment on rent beyond the initial lease term on a month-to month basis based upon their needs.  All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately three to five years.  The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory.  The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

As of March 31, 2019, maturities of operating lease payments to be received in 2019 and thereafter were as follows:

(in thousands)
2019	$68,046
2020	31,233
2021	10,180
2022	2,158
2023	595
Thereafter	63
$112,275

In the three months ended March 31, 2019, the Company’s lease revenues were $95.5 million, consisting of $94.6 million of operating lease revenues and $0.9 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues include $0.8 million of sales revenues and $0.1 million of interest income.  The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	March 31, 2019
Gross minimum lease payments receivable	$2,934
Less – unearned interest	(298)
Net investment in finance lease receivables	$2,636

As of March 31, 2019, the future minimum lease payments under non-cancelable finance leases to be received in 2019 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2019	$1,738
2020	775
2021	335
2022	86
Total minimum future lease payments	$2,934

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

	Three Months Ended March 31,
(in thousands)	2019	2018
Weighted-average number of shares of common stock for calculating basic earnings per share	24,195	24,067
Effect of potentially dilutive securities from equity-based compensation	345	411
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,540	24,478

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three months ended March 31, 2019 and 2018.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	March 31, 2019	December 31, 2018
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	9,849	9,849
		15,720	15,720
Less accumulated amortization		(8,690)	(8,466)
		$7,030	$7,254

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

The Company typically conducts its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal year ended December 31, 2018.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at March 31, 2019 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.7 million for the remainder of fiscal year 2019, and $0.1 million in 2020 through 2025.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s 2018 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the three months ended March 31, 2019 and 2018 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2019
Rental revenues	$42,261	$23,623	$16,812	$ —	$82,696
Rental related services revenues	14,471	708	6,276	—	21,455
Sales and other revenues	8,360	6,345	347	2,805	17,857
Total revenues	65,092	30,676	23,435	2,805	122,008
Depreciation of rental equipment	5,408	9,520	4,033	—	18,961
Gross profit	30,879	13,667	11,423	1,036	57,005
Selling and administrative expenses	15,370	5,970	7,080	1,275	29,695
Income (loss) from operations	15,509	7,697	4,343	(239)	27,310
Interest (expense) income allocation	(1,883)	(678)	(827)	280	(3,108)
Income (loss) before provision for income taxes	13,626	7,068	3,516	41	24,251
Rental equipment acquisitions	20,938	12,808	1,694	—	35,440
Accounts receivable, net (period end)	71,816	20,925	19,151	7,511	119,403
Rental equipment, at cost (period end)	834,883	286,469	314,899	—	1,436,251
Rental equipment, net book value (period end)	585,248	132,607	195,023	—	912,878
Utilization (period end) [2]	78.9%	66.5%	59.2%
Average utilization [2]	78.8%	64.3%	57.3%
2018
Rental revenues	$37,027	$21,529	$15,705	$ —	$74,261
Rental related services revenues	11,934	807	5,090	—	17,831
Sales and other revenues	4,890	5,702	383	2,018	12,993
Total revenues	53,851	28,038	21,178	2,018	105,085
Depreciation of rental equipment	5,248	8,577	3,952	—	17,777
Gross profit	26,321	12,848	10,396	605	50,170
Selling and administrative expenses	14,012	5,618	7,198	1,300	28,128
Income (loss) from operations	12,309	7,230	3,198	(695)	22,042
Interest (expense) income allocation	(1,676)	(683)	(775)	142	(2,992)
Income (loss) before provision for income taxes	10,633	6,515	2,423	(553)	19,018
Rental equipment acquisitions	8,233	15,532	927	—	24,692
Accounts receivable, net (period end)	55,883	19,902	16,490	5,817	98,092
Rental equipment, at cost (period end)	779,839	269,043	310,478	—	1,359,360
Rental equipment, net book value (period end)	544,707	114,799	205,832	—	865,338
Utilization (period end) [2]	76.9%	63.5%	57.5%
Average utilization [2]	77.3%	62.7%	57.6%

1.

Gross Enviroplex sales revenues were $2,805 and $2,813 for the three months ended March 31, 2019 and 2018, respectively. There were $795 inter-segment sales to Mobile Modular in the three months ended March 31, 2018, which required elimination in consolidation.  There were no inter-segment sales in the three months ended March 31, 2019.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2019 and 2018. Revenues from foreign country customers accounted for 3% and 4%, respectively, of the Company’s total revenues for the same periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors.  These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 (the “2018 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Annual Report.  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2018 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the three months ended March 31, 2019. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2019, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 56%, 29%, 15% and 0% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 56%, 34%, 13% and negative 3% for the same period in 2018.  Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size.  As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools.  Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2018 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues of approximately 85% and 88% of consolidated revenues in the three months ended March 31, 2019 and 2018, respectively.  Of the total rental operations revenues for the three months ended March 31, 2019, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 55%, 23% and 22%, respectively, compared to 53%, 24% and 23%, respectively, in the same period of 2018.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2019 and 2018, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 15% and 12%, respectively, of the Company’s consolidated revenues.  Of the total sales and other revenues for the three months ended March 31, 2019 and 2018, Mobile Modular and Enviroplex together comprised 62% and 53%, respectively, TRS-RenTelco comprised 36% and 44%, respectively, and Adler Tanks comprised 2% and 3%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Net income	$18,449	$14,466	$83,389	$160,413
Provision (benefit) for income taxes	5,802	4,552	26,539	(71,202)
Interest expense	3,108	2,992	12,413	11,825
Depreciation and amortization	21,100	19,928	83,147	78,940
EBITDA	48,459	41,938	205,488	179,976
Impairment of rental assets	—	39	—	1,678
Share-based compensation	1,392	864	4,639	3,256
Adjusted EBITDA [1]	$49,851	$42,841	$210,127	$184,910
Adjusted EBITDA margin [2]	41%	41%	41%	39%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2018	2018
Adjusted EBITDA [1]	$49,851	$42,841	$210,127	$184,910
Interest paid	(2,828)	(2,537)	(12,889)	(11,942)
Income taxes paid, net of refunds received	(710)	(1,572)	(17,295)	(25,511)
Gain on sale of used rental equipment	(4,615)	(3,848)	(20,326)	(18,638)
Foreign currency exchange (gain) loss	(49)	32	408	(76)
Amortization of debt issuance cost	3	13	10	50
Change in certain assets and liabilities:
Accounts receivable, net	1,613	7,780	(21,311)	(5,540)
Prepaid expenses and other assets	(11,520)	(3,303)	(17,568)	1,357
Accounts payable and other liabilities	6,283	(7,537)	17,412	4,679
Deferred income	8,478	(717)	19,453	(1,385)
Net cash provided by operating activities	$46,506	$31,152	$158,021	$127,904

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31, 2019, the actual ratio was 4.05 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2019, the actual ratio was 1.38 to 1.

At March 31, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On February 26, 2019, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.375 per common share for the quarter ended March 31, 2019, an increase of 10% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2019 Compared to

Three Months Ended March 31, 2018

Overview

Consolidated revenues for the three months ended March 31, 2019 increased 16% to $122.0 million from $105.1 million in the same period in 2018.  Consolidated net income for the three months ended March 31, 2019 increased 28% to $18.4 million, from $14.5 million for the same period in 2018. Earnings per diluted share for the three months ended March 31, 2019 increased 27% to $0.75 from $0.59 for the same period in 2018.

For the three months ended March 31, 2019, on a consolidated basis:

•

Gross profit increased $6.8 million, or 14%, to $57.0 million in 2019. Mobile Modular’s gross profit increased $4.6 million, or 17%, primarily due to higher gross profit on rental, sales and rental related services revenues.  Adler Tanks’ gross profit increased $1.0 million, or 10%, primarily due to higher gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit increased $0.8 million, or 6%, primarily due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues. Enviroplex’s gross profit increased $0.4 million, primarily due to higher sales revenues.

•	Selling and administrative expenses increased $1.6 million, or 6%, to $29.7 million, primarily due to higher salaries and employee benefit costs.
•

Interest expense increased $0.1 million, or 4%, to $3.1 million in 2019 compared to the same period in 2018, due to 7% higher net average interest rates of 4.19% in 2019 compared to 3.93% in 2018, partly offset by 3% lower average debt levels of the Company.

•	The provision for income taxes resulted in an effective tax rate of 23.9% for the quarters ended March 31, 2019 and 2018.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 56%, 29% and 15%, respectively, compared to 56%, 34% and 13%, respectively, for the comparable 2018 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 0% and negative 3% in 2019 and 2018, respectively.

•	Adjusted EBITDA increased $7.0 million, or 16%, to $49.9 million in 2019.

Mobile Modular

For the three months ended March 31, 2019, Mobile Modular’s total revenues increased $11.2 million, or 21%, to $65.1 million compared to the same period in 2018, primarily due to higher rental, sales and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a 28% increase in pre-tax income to $13.6 million for the three months ended March 31, 2019, from $10.6 million for the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/19 compared to Three Months Ended 3/31/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$42,261	$37,027	$5,234	14%
Rental related services	14,471	11,934	2,537	21%
Rental operations	56,732	48,961	7,771	16%
Sales	8,000	4,593	3,407	74%
Other	360	297	63	21%
Total revenues	65,092	53,851	11,241	21%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,408	5,248	160	3%
Rental related services	10,927	9,019	1,908	21%
Other	12,635	10,331	2,304	22%
Total direct costs of rental operations	28,970	24,598	4,372	18%
Costs of sales	5,243	2,932	2,311	79%
Total costs of revenues	34,213	27,530	6,683	24%
Gross Profit
Rental	24,218	21,448	2,770	13%
Rental related services	3,544	2,915	629	22%
Rental operations	27,762	24,363	3,399	14%
Sales	2,757	1,661	1,096	66%
Other	360	297	63	21%
Total gross profit	30,879	26,321	4,558	17%
Selling and administrative expenses	15,370	14,012	1,358	10%
Income from operations	15,509	12,309	3,200	26%
Interest expense allocation	(1,883)	(1,676)	207	12%
Pre-tax income	$13,626	$10,633	$2,993	28%
Other Selected Information
Average rental equipment [1]	$778,323	$746,186	$32,137	4%
Average rental equipment on rent	$613,603	$577,154	$36,449	6%
Average monthly total yield [2]	1.81%	1.65%		10%
Average utilization [3]	78.8%	77.3%		2%
Average monthly rental rate [4]	2.30%	2.14%		7%
Period end rental equipment [1]	$781,403	$746,200	$35,203	5%
Period end utilization [3]	78.9%	76.9%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2019 increased $4.6 million, or 17%, to $30.9 million.  For the three months ended March 31, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.2 million, or 14%, primarily due to 7% higher average monthly rental rates and 6% higher average rental equipment on rent in 2019.  As a percentage of rental revenues, depreciation was 13% in 2019 compared to 14% in 2018, and other direct costs were 30% in 2019 and 28% in 2018, which resulted in gross margin percentages of 57% in 2019 compared to 58% in 2018.  The higher rental revenues, partly offset by lower rental margins, resulted in gross profit on rental revenues increasing $2.8 million, or 13%, to $24.2 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.5 million, or 21%, compared to 2018.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased services performed during the lease.  The higher revenues and comparable gross margin percentage of 24% in 2019 and 2018, resulted in rental related services gross profit increasing $0.6 million, or 22%, to $3.5 million in 2019.

•

Gross Profit on Sales – Sales revenues increased $3.4 million, or 74%, compared to 2018, due to higher new and used equipment sales.  The higher sales revenues and lower gross margin percentage of 34% in 2019 compared to 36% in 2018, resulted in gross profit on sales increasing $1.1 million, or 66%, to $2.8 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2019, selling and administrative expenses increased $1.4 million, or 10%, to $15.4 million, primarily due to increased salaries and employee benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For the three months ended March 31, 2019, TRS-RenTelco’s total revenues increased $2.6 million, or 9% to $30.7 million compared to the same period in 2018, primarily due to higher rental and sales revenues, partly offset by lower rental related services revenues.  Pre-tax income increased $0.6 million, or 8%, to $7.1 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services and higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/19 compared to Three Months Ended 3/31/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$23,623	$21,529	$2,094	10%
Rental related services	708	807	(99)	(12)%
Rental operations	24,331	22,336	1,995	9%
Sales	5,750	5,175	575	11%
Other	595	527	68	13%
Total revenues	30,676	28,038	2,638	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,520	8,577	943	11%
Rental related services	627	621	6	1%
Other	4,100	3,504	596	17%
Total direct costs of rental operations	14,247	12,702	1,545	12%
Costs of sales	2,762	2,488	274	11%
Total costs of revenues	17,009	15,190	1,819	12%
Gross Profit
Rental	10,003	9,448	555	6%
Rental related services	81	186	(105)	(56)%
Rental operations	10,084	9,634	450	5%
Sales	2,988	2,687	301	11%
Other	595	527	68	13%
Total gross profit	13,667	12,848	819	6%
Selling and administrative expenses	5,970	5,618	352	6%
Income from operations	7,697	7,230	467	6%
Interest expense allocation	(678)	(683)	(5)	(1)%
Foreign currency exchange gain (loss)	49	(32)	81	nm
Pre-tax income	$7,068	$6,515	$553	8%
Other Selected Information
Average rental equipment [1]	$284,350	$264,325	$20,025	8%
Average rental equipment on rent	$182,802	$165,714	$17,088	10%
Average monthly total yield [2]	2.77%	2.71%		2%
Average utilization [3]	64.3%	62.7%		3%
Average monthly rental rate [4]	4.31%	4.33%		(0)%
Period end rental equipment [1]	$285,785	$268,381	$17,404	6%
Period end utilization [3]	66.5%	63.5%		5%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended March 31, 2019 increased $0.8 million, or 6%, to $13.7 million. For the three months ended March 31, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.1 million, or 10%, and depreciation expense increased $0.9 million, or 11%, resulting in a 6% increase in gross profit on rental revenues to $10.0 million.  As a percentage of rental revenues, depreciation was 40% in 2019 and 2018, and other direct costs were 17% in 2019 and 16% in 2018, which resulted in a gross margin percentage of 42% in 2019 compared to 44% in 2018.  The rental revenues increase was due to 10% higher average rental equipment on rent in 2019 as compared to 2018.

•

Gross Profit on Sales – Sales revenues increased $0.6 million, or 11%, to $5.8 million in 2019.  Gross profit on sales increased $0.3 million, or 11%, to $3.0 million with gross margin percentage of 52% in both 2019 and 2018. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2019, selling and administrative expenses increased $0.4 million, or 6%, to $6.0 million, primarily due to higher allocated corporate expenses.

Adler Tanks

For the three months ended March 31, 2019, Adler Tanks’ total revenues increased $2.3 million, or 11%, to $23.4 million compared to the same period in 2018, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues in 2019.  Higher gross profit on rental, rental related services and sales revenues, and lower selling and administrative expenses resulted in a $1.1 million, or 45%, increase in pre-tax income to $3.5 million for the three months ended March 31, 2019, compared to the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/19 compared to Three Months Ended 3/31/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$16,812	$15,705	$1,107	7%
Rental related services	6,276	5,090	1,186	23%
Rental operations	23,088	20,795	2,293	11%
Sales	270	305	(35)	(11)%
Other	77	78	(1)	(1)%
Total revenues	23,435	21,178	2,257	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,033	3,952	81	2%
Rental related services	4,809	4,128	681	16%
Other	2,998	2,434	564	23%
Total direct costs of rental operations	11,840	10,514	1,326	13%
Costs of sales	172	268	(96)	(36)%
Total costs of revenues	12,012	10,782	1,230	11%
Gross Profit
Rental	9,781	9,319	462	5%
Rental related services	1,467	962	505	52%
Rental operations	11,248	10,281	967	9%
Sales	98	37	61	165%
Other	77	78	(1)	(1)%
Total gross profit	11,423	10,396	1,027	10%
Selling and administrative expenses	7,080	7,198	(118)	(2)%
Income from operations	4,343	3,198	1,145	36%
Interest expense allocation	(827)	(775)	52	7%
Pre-tax income	$3,516	$2,423	$1,093	45%
Other Selected Information
Average rental equipment [1]	$312,591	$308,920	$3,671	1%
Average rental equipment on rent	$178,995	$178,022	$973	1%
Average monthly total yield [2]	1.79%	1.69%		6%
Average utilization [3]	57.3%	57.6%		(1)%
Average monthly rental rate [4]	3.13%	2.94%		6%
Period end rental equipment [1]	$313,347	$309,212	$4,135	1%
Period end utilization [3]	59.2%	57.5%		3%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended March 31, 2019 increased 10%, to $11.4 million.  For the three months ended March 31, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.1 million, or 7%, due to 6% higher average rental rates and 1% higher average rental equipment on rent in 2019 compared to 2018. As a percentage of rental revenues, depreciation was 24% and 25% in 2019 and 2018, respectively, and other direct costs were 18% and 16% in 2019 and 2018, respectively, which resulted in gross margin percentages of 58% and 59% in 2019 and 2018, respectively.  The higher rental revenues, partly offset by lower rental margins resulted in a 5% increase in gross profit on rental revenues to $9.8 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.2 million, or 23%, to $6.3 million compared to 2018. Higher rental related services revenues and higher gross margin percentage of 23% in 2019 compared to 19% in 2018 resulted in rental related services gross profit increasing 52% to $1.5 million in 2019.

For the three months ended March 31, 2019, selling and administrative expenses decreased 2% to $7.1 million compared to the same period in 2018.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2019 compared to the same period in 2018 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $46.5 million in 2019 compared to $31.2 million in 2018.  The 49% increase in net cash provided by operating activities was primarily attributable to improved income from operations, deferred income and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $27.7 million in 2019, compared to $19.1 million in 2018. The $8.6 million increase was primarily due to $9.9 million higher purchases of rental equipment of $34.1 million in 2019, compared to $24.2 million in 2018, partly offset by $1.5 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $18.9 million in 2019, compared to $10.1 million in 2018.  The $8.8 million increase was primarily due to $6.3 million lower borrowings under bank lines of credit, $1.9 million higher dividend payments and $0.6 million higher taxes paid related to net share settlement of stock awards.

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

At March 31, 2019, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $189.5 million was outstanding, and had capacity to borrow up to an additional $242.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2019, the actual ratio was 4.05 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2019, the actual ratio was 1.38 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At March 31, 2019, such sum was $370.0 million and the actual Tangible Net Worth of the Company was $545.8 million.

At March 31, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At March 31, 2019, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2019, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2019, the actual ratio was 4.05 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2019, the actual ratio was 1.38 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At March 31, 2019, such sum was $370.0 million and the actual Tangible Net Worth of the Company was $545.8 million.

At March 31, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the three months ended March 31, 2019 and 2018.   As of March 31, 2019, 1,592,026 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2018 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2018 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Previously, we acquired Technology Rentals & Services (“TRS”), an electronic test equipment rental business and Adler Tanks, a liquid and solid containment rental business as well as several smaller acquisitions that were integrated into our current operating segments.  We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans.  We are unable to predict whether or when any prospective acquisition will be completed.  Acquisitions involve numerous risks, including the following:

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

At March 31, 2019, we had $34.8 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Effective management of our rental assets is vital to our business.  If we are not successful in these efforts, it could have a material adverse impact on our results of operations.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay based on the $189.5 million balance of variable rate debt outstanding at March 31, 2019.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2019, 55% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three months ended March 31, 2019, oil and gas exploration and production accounted for approximately 12% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer