Form 10-Q
period 2019-06-30
MCGRATH RENTCORP
filed 2019-07-30
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission file number 0-13292

McGRATH RENTCORP

(Exact name of registrant as specified in its Charter)

California	94-2579843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Las Positas Road, Livermore, CA 94551-7800

(Address of principal executive offices)

Registrant’s telephone number:  (925) 606-9200

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MGRC	NASDAQ Global Select Market

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

As of July 29, 2019, 24,253,091 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of June 30, 2019, and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three and six-months ended June 30, 2019 and 2018, cash flows for the six-months ended June 30, 2019 and 2018 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for review results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ GRANT THORNTON LLP

San Jose, California

July 30, 2019

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Rental	$88,105	$77,267	$170,801	$151,528
Rental related services	24,467	19,086	45,922	36,917
Rental operations	112,572	96,353	216,723	188,445
Sales	13,707	19,546	30,532	31,637
Other	1,160	1,084	2,192	1,986
Total revenues	127,439	116,983	249,447	222,068
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,726	18,103	38,687	35,880
Rental related services	18,137	15,018	34,500	28,786
Other	21,741	18,753	41,474	35,022
Total direct costs of rental operations	59,604	51,874	114,661	99,688
Costs of sales	7,954	11,181	17,900	18,282
Total costs of revenues	67,558	63,055	132,561	117,970
Gross profit	59,881	53,928	116,886	104,098
Selling and administrative expenses	30,815	29,479	60,510	57,607
Income from operations	29,066	24,449	56,376	46,491
Other income (expense):
Interest expense	(3,138)	(2,999)	(6,246)	(5,991)
Foreign currency exchange gain (loss)	37	(344)	86	(376)
Income before provision for income taxes	25,965	21,106	50,216	40,124
Provision for income taxes	6,477	5,194	12,279	9,746
Net income	$19,488	$15,912	$37,937	$30,378
Earnings per share:
Basic	$0.80	$0.66	$1.57	$1.26
Diluted	$0.79	$0.65	$1.54	$1.24
Shares used in per share calculation:
Basic	24,246	24,145	24,221	24,106
Diluted	24,579	24,584	24,561	24,549
Cash dividends declared per share	$0.375	$0.340	$0.750	$0.680

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$19,488	$15,912	$37,937	$30,378
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	167	(40)	141
Tax benefit (provision)	—	(44)	7	(40)
Comprehensive income	$19,482	$16,035	$37,904	$30,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2019	2018
Assets
Cash	$1,496	$1,508
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2019 and 2018	121,018	121,016
Rental equipment, at cost:
Relocatable modular buildings	854,076	817,375
Electronic test equipment	307,639	285,052
Liquid and solid containment tanks and boxes	315,571	313,573
	1,477,286	1,416,000
Less accumulated depreciation	(534,134)	(514,985)
Rental equipment, net	943,152	901,015
Property, plant and equipment, net	126,906	126,899
Prepaid expenses and other assets	53,062	31,816
Intangible assets, net	6,807	7,254
Goodwill	27,808	27,808
Total assets	$1,280,249	$1,217,316
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$301,878	$298,564
Accounts payable and accrued liabilities	109,443	90,844
Deferred income	66,618	49,709
Deferred income taxes, net	210,001	206,664
Total liabilities	687,940	645,781
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,253 shares as of June 30, 2019 and 24,182 shares as of December 31, 2018	104,984	103,801
Retained earnings	487,407	467,783
Accumulated other comprehensive loss	(82)	(49)
Total shareholders’ equity	592,309	571,535
Total liabilities and shareholders’ equity	$1,280,249	$1,217,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	18,449	—	18,449
Share-based compensation	—	1,392	—	—	1,392
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,555)	—	—	(1,555)
Dividends accrued of $0.375 per share	—	—	(9,151)	—	(9,151)
Other comprehensive loss	—	—	—	(27)	(27)
Balance at March 31, 2019	24,222	$103,638	$477,081	$(76)	$580,643
Net income	—	—	19,488	—	19,488
Share-based compensation	—	1,354	—	—	1,354
Common stock issued under stock plans, net of shares withheld for employee taxes	31	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(8)	—	—	(8)
Dividends accrued of $0.375 per share	—	—	(9,162)	—	(9,162)
Other comprehensive loss	—	—	—	(6)	(6)
Balance at June 30, 2019	24,253	$104,984	$487,407	$(82)	$592,309

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	24,052	$102,947	$421,405	$(168)	$524,184
Net income	—	—	14,466	—	14,466
Share-based compensation	—	864	—	—	864
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(971)	—	—	(971)
Dividends accrued of $0.34 per share	—	—	(8,237)	—	(8,237)
Other comprehensive loss	—	—	—	(22)	(22)
Balance at March 31, 2018	24,102	$102,840	$427,634	$(190)	$530,284
Net income	—	—	15,912	—	15,912
Share-based compensation	—	964	—	—	964
Common stock issued under stock plans, net of shares withheld for employee taxes	68	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,821)	—	—	(1,821)
Dividends accrued of $0.34 per share	—	—	(8,267)	—	(8,267)
Other comprehensive loss	—	—	—	123	123
Balance at June 30, 2018	24,170	$101,983	$435,279	$(67)	$537,195

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$37,937	$30,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,087	40,288
Impairment of rental assets	—	39
Provision for doubtful accounts	371	181
Share-based compensation	2,746	1,828
Gain on sale of used rental equipment	(9,168)	(9,875)
Foreign currency exchange (gain) loss	(86)	376
Amortization of debt issuance costs	5	15
Change in:
Accounts receivable	(373)	596
Prepaid expenses and other assets	(21,246)	(14,938)
Accounts payable and accrued liabilities	18,468	(365)
Deferred income	16,909	4,854
Deferred income taxes	3,337	388
Net cash provided by operating activities	91,987	53,765
Cash Flows from Investing Activities:
Purchases of rental equipment	(90,701)	(58,662)
Purchases of property, plant and equipment	(3,961)	(6,417)
Proceeds from sales of used rental equipment	18,280	19,212
Net cash used in investing activities	(76,382)	(45,867)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	3,309	31,431
Principal payments on Series A senior notes	—	(20,000)
Taxes paid related to net share settlement of stock awards	(1,563)	(2,792)
Payment of dividends	(17,337)	(14,501)
Net cash used in financing activities	(15,591)	(5,862)
Effect of foreign currency exchange rate changes on cash	(26)	(53)
Net increase (decrease) in cash	(12)	1,983
Cash balance, beginning of period	1,508	2,501
Cash balance, end of period	$1,496	$4,484
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$6,210	$6,123
Net income taxes paid, during the period	$6,173	$11,675
Dividends accrued during the period, not yet paid	$9,163	$8,267
Rental equipment acquisitions, not yet paid	$8,930	$7,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the six months ended June 30, 2019 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 26, 2019 for the year ended December 31, 2018 (the “2018 Annual Report”).

NOTE 2. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards.  The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Topic 842, Leases.   Revenues determined to be non-lease related are accounted for in accordance with Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtains control when delivery and installation are complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $33.1 million and $15.7 million at June 30, 2019 and December 31, 2018, respectively.  Sales revenues totaling $0.6 million and $4.0 million were recognized during the three and six months ended June 30, 2019, respectively, which were included in the contract liability balance at December 31, 2018.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.8 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.  Rental related services revenues are primarily associated with relocatable modular buildings and liquid and solid containment tanks and boxes leases.  For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  Other revenues include interest income on finance leases and rental income on facility leases.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended June 30,
2019
Leasing	$56,732	$26,486	$18,213	$—	$101,431
Non-lease:
Rental related services	4,242	672	7,461	—	12,375
Sales	6,725	4,642	593	1,072	13,032
Other	23	510	68	—	601
Total non-lease	10,990	5,824	8,122	1,072	26,008
Total revenues	$67,722	$32,310	$26,335	$1,072	$127,439

2018
Leasing	$46,634	$23,136	$16,977	$—	$86,747
Non-lease:
Rental related services	4,275	707	5,991	—	10,973
Sales	8,961	6,012	30	3,711	18,714
Other	1	497	51	—	549
Total non-lease	13,237	7,216	6,072	3,711	30,236
Total revenues	$59,871	$30,352	$23,049	$3,711	$116,983

Six Months Ended June 30,
2019
Leasing	$110,476	$51,166	$35,297	$—	$196,939
Non-lease:
Rental related services	7,546	1,241	13,543	—	22,330
Sales	14,725	9,621	863	3,877	29,086
Other	67	958	67	—	1,092
Total non-lease	22,338	11,820	14,473	3,877	52,508
Total revenues	$132,814	$62,986	$49,770	$3,877	$249,447

2018
Leasing	$91,905	$45,636	$32,760	$—	$170,301
Non-lease:
Rental related services	8,260	1,514	11,081	—	20,855
Sales	13,554	10,351	335	5,729	29,969
Other	3	889	51	—	943
Total non-lease	21,817	12,754	11,467	5,729	51,767
Total revenues	$113,722	$58,390	$44,227	$5,729	$222,068

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

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Lease Accounting

Lessee

The Company adopted ASU No. 2016-02, Leases (Subtopic 842-10) effective January 1, 2019.  Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The Company adopted the new guidance using the transition method that allowed it to initially apply this guidance on the adoption date.  The adoption did not result in a cumulative-effect adjustment to the Company’s opening retained earnings.  Because of the transition method we used to adopt the new guidance, historical financial information was not updated and the financial disclosures required under the new standard are not provided for periods prior to January 1, 2019.  The new guidance contains additional optional transition practical expedients intended to simplify adoption.  The Company elected the package of practical expedients that allows for not reassessing: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately.  ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company uses the interest rate stated in the lease as the discount rate.  If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments.  Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years.  The amount of payments associated with such options is not material.  Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases.  The adoption of the new guidance resulted in the recording of $10.2 million of ROU assets and operating lease liabilities, which are included in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019.

During the three and six months ended June 30, 2019, operating lease expense was $0.9 and $1.9 million, respectively, which includes short term lease expense of $0.1 million for both periods.  At June 30, 2019, the weighted-average remaining lease term for operating leases was 4.3 years and the weighted average discount rate was 4.59%.  The Company had no sub-lease income during the three and six months ended June 30, 2019, and did not have any finance leases as of June 30, 2019.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,785

Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,582

As of June 30, 2019, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2019	$1,621
2020	2,863
2021	2,411
2022	1,762
2023	1,332
Thereafter	1,208
Total lease payments	11,197
Less imputed interest	(1,007)
$10,190

Lessor

As a lessor, the Company’s recognition of lease revenue remained consistent with previous guidance.  As a result, the adoption of the lease standard did not have an impact on the Company’s current and previously reported results in the Company’s Condensed Consolidated Statements of Income.

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

As of June 30, 2019, maturities of operating lease payments to be received in 2019 and thereafter were as follows:

(in thousands)
2019	$56,096
2020	49,265
2021	17,315
2022	4,119
2023	873
Thereafter	223
$127,891

In the three and six months ended June 30, 2019, the Company’s lease revenues were $101.4 million and $196.9 million, respectively, consisting of $100.6 million and $195.3 million, respectively, of operating lease revenues and $0.8 million and $1.6 million, respectively, of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues include $1.4 million of sales revenues and $0.2 million of interest income.  The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	June 30, 2019
Gross minimum lease payments receivable	$2,739
Less – unearned interest	(263)
Net investment in finance lease receivables	$2,476

As of June 30, 2019, the future minimum lease payments under non-cancelable finance leases to be received in 2019 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2019	$1,430
2020	896
2021	335
2022	78
Total minimum future lease payments	$2,739

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Weighted-average number of shares of common stock for calculating basic earnings per share	24,246	24,145	24,221	24,106
Effect of potentially dilutive securities from equity-based compensation	333	439	340	443
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,579	24,584	24,561	24,549

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2019 and 2018.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	June 30, 2019	December 31, 2018
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	9,849	9,849
		15,720	15,720
Less accumulated amortization		(8,913)	(8,466)
		$6,807	$7,254

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2019 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.3 million for the remainder of fiscal year 2019, and $0.1 million in 2020 through 2025.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s 2018 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2019 and 2018 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2019
Rental revenues	$86,998	$49,112	$34,691	$—	$170,801
Rental related services revenues	30,372	1,562	13,988	—	45,922
Sales and other revenues	15,444	12,312	1,091	3,877	32,724
Total revenues	132,814	62,986	49,770	3,877	249,447
Depreciation of rental equipment	10,877	19,684	8,126	—	38,687
Gross profit	62,865	28,492	24,086	1,443	116,886
Selling and administrative expenses	31,047	12,063	14,894	2,506	60,510
Income (loss) from operations	31,818	16,429	9,192	(1,063)	56,376
Interest (expense) income allocation	(3,761)	(1,385)	(1,646)	546	(6,246)
Income (loss) before provision for income taxes	28,057	15,130	7,546	(517)	50,216
Rental equipment acquisitions	43,614	42,999	3,327	—	89,940
Accounts receivable, net (period end)	75,633	21,212	20,106	4,067	121,018
Rental equipment, at cost (period end)	854,076	307,639	315,571	—	1,477,286
Rental equipment, net book value (period end)	600,351	150,655	192,146	—	943,152
Utilization (period end) [2]	79.6%	67.3%	55.3%
Average utilization [2]	79.1%	65.7%	57.1%
2018
Rental revenues	$75,231	$43,694	$32,603	$—	$151,528
Rental related services revenues	24,322	1,514	11,081	—	36,917
Sales and other revenues	14,169	13,182	543	5,729	33,623
Total revenues	113,722	58,390	44,227	5,729	222,068
Depreciation of rental equipment	10,521	17,443	7,916	—	35,880
Gross profit	53,050	27,242	21,912	1,894	104,098
Selling and administrative expenses	28,930	11,560	14,658	2,459	57,607
Income (loss) from operations	24,120	15,682	7,254	(565)	46,491
Interest (expense) income allocation	(3,422)	(1,313)	(1,576)	320	(5,991)
Income (loss) before provision for income taxes	20,698	13,993	5,678	(245)	40,124
Rental equipment acquisitions	22,287	34,502	2,669	—	59,458
Accounts receivable, net (period end)	63,003	18,391	18,239	5,462	105,095
Rental equipment, at cost (period end)	789,158	278,253	312,168	—	1,379,579
Rental equipment, net book value (period end)	550,285	122,647	203,590	—	876,522
Utilization (period end) [2]	77.2%	62.8%	61.3%
Average utilization [2]	77.3%	62.8%	58.5%

1.

Gross Enviroplex sales revenues were $3,877 and $6,524 for the six months ended June 30, 2019 and 2018, respectively. There were $795 inter-segment sales to Mobile Modular in the six months ended June 30, 2018, which required elimination in consolidation.  There were no inter-segment sales in the six months ended June 30, 2019.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2019 and 2018. Revenues from foreign country customers accounted for 4% of the Company’s total revenues for the same periods.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the six months ended June 30, 2019. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2019, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 56%, 30%, 15% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 52%, 35%, 14% and negative 1% for the same period in 2018.  Although managed as a separate business unit, Enviroplex’s revenues, pretax income contribution and total assets are not significant relative to the Company’s consolidated financial position.  Accordingly, we have not presented a separate discussion of Enviroplex’s results of operations in this MD&A.

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

The Company’s rental operations include rental and rental related service revenues, which represented approximately 87% and 85% of consolidated revenues in the six months ended June 30, 2019 and 2018, respectively.  Of the total rental operations revenues for the six months ended June 30, 2019, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 54%, 23% and 23%, respectively, compared to 53%, 24% and 23%, respectively, in the same period of 2018.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2019 and 2018, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 13% and 15%, respectively, of the Company’s consolidated revenues.  Of the total sales and other revenues for the six months ended June 30, 2019 and 2018, Mobile Modular and Enviroplex together comprised 59%, TRS-RenTelco comprised 38% and 39%, respectively, and Adler Tanks comprised 3% and 2%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include share-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees.  The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead.  Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base.  However, there can be no assurances as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Net income	$19,488	$15,912	$37,937	$30,378	$86,965	$164,864
Provision (benefit) for income taxes	6,477	5,194	12,279	9,746	27,822	(73,455)
Interest expense	3,138	2,999	6,246	5,991	12,552	11,875
Depreciation and amortization	21,987	20,360	43,087	40,288	84,774	79,952
EBITDA	51,090	44,465	99,549	86,403	212,113	183,236
Impairment of rental assets	—	—	—	39	—	1,678
Share-based compensation	1,354	964	2,746	1,828	5,029	3,488
Adjusted EBITDA [1]	$52,444	$45,429	$102,295	$88,270	$217,142	$188,402
Adjusted EBITDA margin [2]	41%	39%	41%	40%	41%	39%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Adjusted EBITDA [1]	$52,444	$45,429	$102,295	$88,270	$217,142	$188,402
Interest paid	(3,382)	(3,586)	(6,210)	(6,123)	(12,685)	(12,131)
Income taxes paid, net of refunds received	(5,463)	(10,103)	(6,173)	(11,675)	(12,655)	(23,038)
Gain on sale of used rental equipment	(4,553)	(6,027)	(9,168)	(9,875)	(18,852)	(19,694)
Foreign currency exchange (gain) loss	(37)	344	(86)	376	27	279
Amortization of debt issuance cost	2	2	5	15	10	40
Change in certain assets and liabilities:
Accounts receivable, net	(1,615)	(7,003)	(2)	777	(15,923)	(8,556)
Prepaid expenses and other assets	(9,726)	(11,635)	(21,246)	(14,938)	(15,659)	(2,975)
Accounts payable and other liabilities	9,380	9,621	15,663	2,084	17,171	2,905
Deferred income	8,431	5,571	16,909	4,854	22,313	1,540
Net cash provided by operating activities	$45,481	$22,613	$91,987	$53,765	$180,889	$126,772

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2019, the actual ratio was 4.09 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2019, the actual ratio was 1.39 to 1.

At June 30, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On June 5, 2019, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.375 per common share for the quarter ended June 30, 2019, an increase of 10% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2019 Compared to

Three Months Ended June 30, 2018

Overview

Consolidated revenues for the three months ended June 30, 2019 increased 9% to $127.4 million from $117.0 million in the same period in 2018.  Consolidated net income for the three months ended June 30, 2019 increased 22% to $19.5 million, from $15.9 million for the same period in 2018. Earnings per diluted share for the three months ended June 30, 2019 increased 22% to $0.79 from $0.65 for the same period in 2018.

For the three months ended June 30, 2019, on a consolidated basis:

•

Gross profit increased $6.0 million, or 11%, to $59.9 million in 2019. Mobile Modular’s gross profit increased $5.3 million, or 20%, primarily due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues.  Adler Tanks’ gross profit increased $1.1 million, or 10%, primarily due to higher gross profit on rental related services revenues, sales and rental revenues. TRS-RenTelco’s gross profit increased $0.4 million, or 3%, primarily due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. Enviroplex’s gross profit decreased $0.9 million, primarily due to lower sales revenues.

•	Selling and administrative expenses increased $1.3 million, or 5%, to $30.8 million, primarily due to increased salaries and employee benefit costs.
•

Interest expense increased $0.1 million, or 5%, to $3.1 million in 2019 compared to the same period in 2018, due to 10% higher net average interest rates of 4.22% in 2019 compared to 3.84% in 2018, partly offset by 5% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 56%, 31% and 15%, respectively, compared to 48%, 35% and 15%, respectively, for the comparable 2018 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 2% and 2% in 2019 and 2018, respectively.

•	The provision for income taxes resulted in an effective tax rate of 24.9% and 24.6% for the quarters ended June 30, 2019 and 2018, respectively.
•	Adjusted EBITDA increased $7.0 million, or 15%, to $52.4 million in 2019.

Mobile Modular

For the three months ended June 30, 2019, Mobile Modular’s total revenues increased $7.9 million, or 13%, to $67.7 million compared to the same period in 2018, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues and higher selling and administrative expenses, resulted in a 43% increase in pre-tax income to $14.4 million for the three months ended June 30, 2019, from $10.1 million for the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/19 compared to Three Months Ended 6/30/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$44,737	$38,204	$6,533	17%
Rental related services	15,901	12,388	3,513	28%
Rental operations	60,638	50,592	10,046	20%
Sales	6,725	8,961	(2,236)	-25%
Other	359	318	41	13%
Total revenues	67,722	59,871	7,851	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,469	5,273	196	4%
Rental related services	11,728	9,555	2,173	23%
Other	14,282	12,467	1,815	15%
Total direct costs of rental operations	31,479	27,295	4,184	15%
Costs of sales	4,257	5,847	(1,590)	-27%
Total costs of revenues	35,736	33,142	2,594	8%
Gross Profit
Rental	24,986	20,463	4,523	22%
Rental related services	4,173	2,833	1,340	47%
Rental operations	29,159	23,296	5,863	25%
Sales	2,468	3,115	(647)	-21%
Other	359	318	41	13%
Total gross profit	31,986	26,729	5,257	20%
Selling and administrative expenses	15,677	14,918	759	5%
Income from operations	16,309	11,811	4,498	38%
Interest expense allocation	(1,878)	(1,746)	(132)	8%
Pre-tax income	$14,431	$10,065	$4,366	43%
Other Selected Information
Average rental equipment [1]	$786,512	$748,689	$37,823	5%
Average rental equipment on rent	$623,265	$577,167	$46,098	8%
Average monthly total yield [2]	1.90%	1.70%		12%
Average utilization [3]	79.2%	77.1%		3%
Average monthly rental rate [4]	2.39%	2.21%		8%
Period end rental equipment [1]	$792,169	$750,701	$41,468	6%
Period end utilization [3]	79.6%	77.2%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2019 increased $5.3 million, or 20%, to $32.0 million.  For the three months ended June 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.5 million, or 17%, primarily due to 8% higher average monthly rental rates and 8% higher average rental equipment on rent in 2019.  As a percentage of rental revenues, depreciation was 12% in 2019 compared to 14% in 2018, and other direct costs were 32% in 2019 and 33% in 2018, which resulted in gross margin percentages of 56% in 2019 compared to 54% in 2018.  The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $4.5 million, or 22%, to $25.0 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.5 million, or 28%, compared to 2018.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased services performed during the lease.  The higher revenues and higher gross margin percentage of 26% in 2019, compared with 23% in 2018, resulted in rental related services gross profit increasing $1.3 million, or 47%, to $4.2 million in 2019.

•

Gross Profit on Sales – Sales revenues decreased $2.2 million, or 25%, compared to 2018, due to lower new and used equipment sales.  The lower sales revenues, partly offset by higher gross margin percentage of 37% in 2019 compared to 35% in 2018, resulted in gross profit on sales decreasing $0.6 million, or 21%, to $2.5 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2019, selling and administrative expenses increased $0.8 million, or 5%, to $15.7 million, primarily due higher allocated corporate expenses.

TRS-RenTelco

For the three months ended June 30, 2019, TRS-RenTelco’s total revenues increased $2.0 million, or 6% to $32.3 million compared to the same period in 2018, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues.  Pre-tax income increased $0.6 million, or 8%, to $8.1 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to higher gross profit on rental and rental related revenues, partly offset by lower gross profit on sales revenues and higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/19 compared to Three Months Ended 6/30/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$25,489	$22,165	$3,324	15%
Rental related services	854	707	147	21%
Rental operations	26,343	22,872	3,471	15%
Sales	5,317	6,844	(1,527)	-22%
Other	650	636	14	2%
Total revenues	32,310	30,352	1,958	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,164	8,866	1,298	15%
Rental related services	686	638	48	8%
Other	4,018	3,563	455	13%
Total direct costs of rental operations	14,868	13,067	1,801	14%
Costs of sales	2,617	2,891	(274)	-9%
Total costs of revenues	17,485	15,958	1,527	10%
Gross Profit
Rental	11,307	9,736	1,571	16%
Rental related services	168	69	99	143%
Rental operations	11,475	9,805	1,670	17%
Sales	2,700	3,953	(1,253)	-32%
Other	650	636	14	2%
Total gross profit	14,825	14,394	431	3%
Selling and administrative expenses	6,093	5,942	151	3%
Income from operations	8,732	8,452	280	3%
Interest expense allocation	(707)	(630)	77	12%
Foreign currency exchange gain (loss)	37	(344)	381	nm
Pre-tax income	$8,062	$7,478	$584	8%
Other Selected Information
Average rental equipment [1]	$297,379	$274,317	$23,062	8%
Average rental equipment on rent	$199,826	$173,232	$26,594	15%
Average monthly total yield [2]	2.86%	2.69%		6%
Average utilization [3]	67.2%	63.2%		6%
Average monthly rental rate [4]	4.25%	4.26%		0%
Period end rental equipment [1]	$306,743	$276,276	$30,467	11%
Period end utilization [3]	67.3%	62.8%		7%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended June 30, 2019 increased $0.4 million, or 3%, to $14.8 million. For the three months ended June 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.3 million, or 15%, and depreciation expense increased $1.3 million, or 15%, resulting in a 16% increase in gross profit on rental revenues to $11.3 million.  As a percentage of rental revenues, depreciation was 40% in 2019 and 2018, and other direct costs were 16% in 2019 and 2018, which resulted in a gross margin percentage of 44% in 2019 and 2018.  The rental revenues increase was due to 15% higher average rental equipment on rent in 2019 as compared to 2018.

•

Gross Profit on Sales – Sales revenues decreased $1.5 million, or 22%, to $5.3 million in 2019.  Gross profit on sales decreased $1.3 million, or 32%, to $2.7 million with gross margin percentage decreasing to 51% from 58% in 2018, primarily due to lower margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2019, selling and administrative expenses increased $0.2 million, or 3%, to $6.1 million, primarily due to increased salaries and employee benefit costs.

Adler Tanks

For the three months ended June 30, 2019, Adler Tanks’ total revenues increased $3.3 million, or 14%, to $26.3 million compared to the same period in 2018, primarily due to higher rental related services, rental and sales revenues.  Higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses resulted in a $0.8 million, or 24%, increase in pre-tax income to $4.0 million for the three months ended June 30, 2019, compared to the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/19 compared to Three Months Ended 6/30/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$17,879	$16,898	$981	6%
Rental related services	7,712	5,991	1,721	29%
Rental operations	25,591	22,889	2,702	12%
Sales	593	30	563	nm
Other	151	130	21	16%
Total revenues	26,335	23,049	3,286	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,093	3,964	129	3%
Rental related services	5,723	4,825	898	19%
Other	3,441	2,723	718	26%
Total direct costs of rental operations	13,257	11,512	1,745	15%
Costs of sales	415	21	394	nm
Total costs of revenues	13,672	11,533	2,139	19%
Gross Profit
Rental	10,345	10,212	133	1%
Rental related services	1,989	1,166	823	71%
Rental operations	12,334	11,378	956	8%
Sales	178	8	170	nm
Other	151	130	21	16%
Total gross profit	12,663	11,516	1,147	10%
Selling and administrative expenses	7,814	7,460	354	5%
Income from operations	4,849	4,056	793	20%
Interest expense allocation	(819)	(801)	18	2%
Pre-tax income	$4,030	$3,255	$775	24%
Other Selected Information
Average rental equipment [1]	$313,552	$309,853	$3,699	1%
Average rental equipment on rent	$180,175	$182,959	$(2,784)	-2%
Average monthly total yield [2]	1.90%	1.82%		4%
Average utilization [3]	57.5%	59.1%		-3%
Average monthly rental rate [4]	3.31%	3.08%		7%
Period end rental equipment [1]	$313,730	$310,789	$2,941	1%
Period end utilization [3]	55.3%	61.3%		-10%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm	Not meaningful

Adler Tanks’ gross profit for the three months ended June 30, 2019 increased 10%, to $12.7 million.  For the three months ended June 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.0 million, or 6%, due to 7% higher average rental rates partly offset by 2% lower average rental equipment on rent in 2019 compared to 2018. As a percentage of rental revenues, depreciation was 23% in 2019 and 2018, and other direct costs were 19% and 16% in 2019 and 2018, respectively, which resulted in gross margin percentages of 58% and 60% in 2019 and 2018, respectively.  The higher rental revenues, partly offset by lower rental margins resulted in a 1% increase in gross profit on rental revenues to $10.3 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.7 million, or 29%, to $7.7 million compared to 2018. Higher rental related services revenues and higher gross margin percentage of 26% in 2019 compared to 19% in 2018 resulted in rental related services gross profit increasing 71% to $2.0 million in 2019.

For the three months ended June 30, 2019, selling and administrative expenses increased 5% to $7.8 million compared to the same period in 2018, primarily due to increased salaries and employee benefit costs.

Six Months Ended June 30, 2019 Compared to

Six Months Ended June 30, 2018

Overview

Consolidated revenues for the six months ended June 30, 2019 increased 12% to $249.4 million from $222.1 million for the same period in 2018.  Consolidated net income for the six months ended June 30, 2019 increased 25% to $37.9 million, from $30.4 million for the same period in 2018.  Earnings per diluted share for the six months ended June 30, 2019 increased 24% to $1.54 from $1.24 for the same period in 2018.

For the six months ended June 30, 2019, on a consolidated basis:

•

Gross profit increased $12.8 million, or 12%, to $116.9 million in 2019.  Mobile Modular’s gross profit increased $9.8 million, or 19%, primarily due to higher gross profit on rental, rental related services and sales revenues.  Adler Tanks’ gross profit increased $2.2 million, or 10%, due to higher gross profit on rental related services, rental and sales revenues.  TRS-RenTelco’s gross profit increased $1.3 million, or 5%, due to higher gross profit on rental revenues, partly offset by lower gross profit on sales revenues. Enviroplex’s gross profit decreased $0.5 million, primarily due to lower sales revenues.

•	Selling and administrative expenses increased 5% to $60.5 million from $57.6 million for the same period in 2018, primarily due to increased employee headcount, salaries and employee benefit costs.
•	Interest expense increased 4% to $6.2 million, due to 8% higher net average interest rates of 4.21% in 2019 compared to 3.89% in 2018, partly offset by 4% lower debt levels of the Company.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 56%, 30% and 15%, respectively, compared to 52%, 35% and 14%, respectively, for the comparable 2018 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 1% in 2019 and 2018.

•	The provision for income taxes resulted in an effective tax rate of 24.5% and 24.3% for the six months ended June 30, 2019 and 2018, respectively
•	Adjusted EBITDA increased $14.0 million, or 16%, to $102.3 million in 2019.

Mobile Modular

For the six months ended June 30, 2019, Mobile Modular’s total revenues increased $19.1 million, or 17%, to $132.8 million compared to the same period in 2018, primarily due to higher rental, rental related services and sales revenues during the period.  The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 36% increase in pre-tax income to $28.1 million for the six months ended June 30, 2019, from $20.7 million for the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/19 compared to Six Months Ended 6/30/18 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$86,998	$75,231	$11,767	16%
Rental related services	30,372	24,322	6,050	25%
Rental operations	117,370	99,553	17,817	18%
Sales	14,725	13,554	1,171	9%
Other	719	615	104	17%
Total revenues	132,814	113,722	19,092	17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,877	10,521	356	3%
Rental related services	22,655	18,574	4,081	22%
Other	26,917	22,798	4,119	18%
Total direct costs of rental operations	60,449	51,893	8,556	16%
Costs of sales	9,500	8,779	721	8%
Total costs of revenues	69,949	60,672	9,277	15%
Gross Profit
Rental	49,204	41,911	7,293	17%
Rental related services	7,717	5,748	1,969	34%
Rental operations	56,921	47,659	9,262	19%
Sales	5,225	4,776	449	9%
Other	719	615	104	17%
Total gross profit	62,865	53,050	9,815	19%
Selling and administrative expenses	31,047	28,930	2,117	7%
Income from operations	31,818	24,120	7,698	32%
Interest expense allocation	(3,761)	(3,422)	339	10%
Pre-tax income	$28,057	$20,698	$7,359	36%
Other Selected Information
Average rental equipment [1]	$782,562	$747,614	$34,948	5%
Average rental equipment on rent	$618,658	$577,655	$41,003	7%
Average monthly total yield [2]	1.85%	1.68%		10%
Average utilization [3]	79.1%	77.3%		2%
Average monthly rental rate [4]	2.34%	2.17%		8%
Period end rental equipment [1]	$792,169	$750,701	$41,468	6%
Period end utilization [3]	79.6%	77.2%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2019 increased $9.8 million, or 19%, to $62.9 million.  For the six months ended June 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues - Rental revenues increased $11.8 million, or 16%, primarily due to 8% higher average monthly rental rates and 7% higher average rental equipment on rent in 2019 as compared to 2018.  As a percentage of rental revenues, depreciation was 12% and 14% in 2019 and 2018, respectively, and other direct costs were 31% in 2019 and 30% in 2018, which resulted in gross margin percentage of 57% in 2019 compared to 56% in 2018.  The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $7.3 million, or 17%, to $49.2 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $6.1 million, or 25%, compared to 2018.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased services performed during the lease.  The higher revenues, together with higher gross margin percentage of 25% in 2019 compared to 24% in 2018, resulted in rental related services gross profit increasing $2.0 million, or 34% to $7.7 million in 2019.

•

Gross Profit on Sales – Sales revenues increased $1.2 million, or 9%, primarily due to higher new equipment sales compared to 2018.  The higher sales revenues, together with higher gross margin percentage of 35% in 2019 compared to 35% in 2018 resulted in sales gross profit increasing $0.4 million, or 9%, to $5.2 million in 2019.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2019, selling and administrative expenses increased $2.1 million, or 7%, to $31.0 million, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

TRS-RenTelco

For the six months ended June 30, 2019, TRS-RenTelco’s total revenues increased $4.6 million, or 8%, to $63.0 million compared to the same period in 2018, due to higher rental and rental related services revenues, partly offset by lower sales revenues.  Pre-tax income increased 8%, to $15.1 million for the six months ended June 30, 2019 compared to $14.0 million for the same period in 2018, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/19 compared to Six Months Ended 6/30/18 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$49,112	$43,694	$5,418	12%
Rental related services	1,562	1,514	48	3%
Rental operations	50,674	45,208	5,466	12%
Sales	11,067	12,019	(952)	-8%
Other	1,245	1,163	82	7%
Total revenues	62,986	58,390	4,596	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,684	17,443	2,241	13%
Rental related services	1,313	1,259	54	4%
Other	8,118	7,067	1,051	15%
Total direct costs of rental operations	29,115	25,769	3,346	13%
Costs of sales	5,379	5,379	—	0%
Total costs of revenues	34,494	31,148	3,346	11%
Gross Profit
Rental	21,310	19,184	2,126	11%
Rental related services	249	255	(6)	-2%
Rental operations	21,559	19,439	2,120	11%
Sales	5,688	6,640	(952)	-14%
Other	1,245	1,163	82	7%
Total gross profit	28,492	27,242	1,250	5%
Selling and administrative expenses	12,063	11,560	503	4%
Income from operations	16,429	15,682	747	5%
Interest expense allocation	(1,385)	(1,313)	72	5%
Foreign currency exchange gain (loss)	86	(376)	462	nm
Pre-tax income	$15,130	$13,993	$1,137	8%
Other Selected Information
Average rental equipment [1]	$291,590	$269,455	$22,135	8%
Average rental equipment on rent	$191,485	$169,325	$22,160	13%
Average monthly total yield [2]	2.81%	2.70%		4%
Average utilization [3]	65.7%	62.8%		5%
Average monthly rental rate [4]	4.27%	4.30%		-1%
Period end rental equipment [1]	$306,743	$276,276	$30,467	11%
Period end utilization [3]	67.3%	62.8%		7%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm	Not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2019 increased $1.3 million, or 5%, to $28.5 million.  For the six months ended June 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.4 million, or 12%, with depreciation expense increasing $2.2 million, or 13%, to $19.7 million and other direct costs increasing $1.1 million, or 15%, to $8.1 million, resulting in an 11% increase in gross profit on rental revenues to $21.3 million.  As a percentage of rental revenues, depreciation was 40% in 2019 and 2018, and other direct costs were 17% and 16% in 2019 and 2018, respectively, which resulted in a gross margin percentage of 43% in 2019 compared to 44% in 2018.  The rental revenues increase was due to 13% higher average rental equipment on rent compared to 2018.

•

Gross Profit on Sales – Sales revenues decreased $1.0 million, or 8%, to $11.1 million in 2019. Gross profit on sales decreased $1.0 million with gross margin percentage decreasing to 51% from 55% in 2018, primarily due to lower margins on used equipment sales.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2019, selling and administrative expenses increased $0.5 million, or 4%, to $12.1 million compared to the same period in 2018, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

Adler Tanks

For the six months ended June 30, 2019, Adler Tanks’ total revenues increased $5.5 million, or 13%, to $49.8 million compared to the same period in 2018, due to higher rental, rental related services and sales revenues during the period.  The revenue increase together with higher total gross profit, partly offset by higher selling and administrative expenses resulted in a 33% increase in pre-tax income to $7.5 million for the six months ended June 30, 2019, from $5.7 million for the same period in 2018.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/19 compared to Six Months Ended 6/30/18 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$34,691	$32,603	$2,088	6%
Rental related services	13,988	11,081	2,907	26%
Rental operations	48,679	43,684	4,995	11%
Sales	863	335	528	158%
Other	228	208	20	10%
Total revenues	49,770	44,227	5,543	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,126	7,916	210	3%
Rental related services	10,532	8,953	1,579	18%
Other	6,439	5,157	1,282	25%
Total direct costs of rental operations	25,097	22,026	3,071	14%
Costs of sales	587	289	298	103%
Total costs of revenues	25,684	22,315	3,369	15%
Gross Profit
Rental	20,126	19,531	595	3%
Rental related services	3,456	2,128	1,328	62%
Rental operations	23,582	21,659	1,923	9%
Sales	276	45	231	nm
Other	228	208	20	10%
Total gross profit	24,086	21,912	2,174	10%
Selling and administrative expenses	14,894	14,658	236	2%
Income from operations	9,192	7,254	1,938	27%
Interest expense allocation	(1,646)	(1,576)	70	4%
Pre-tax income	$7,546	$5,678	$1,868	33%
Other Selected Information
Average rental equipment [1]	$313,032	$309,411	$3,621	1%
Average rental equipment on rent	$178,745	$180,896	$(2,151)	-1%
Average monthly total yield [2]	1.85%	1.76%		5%
Average utilization [3]	57.1%	58.5%		-2%
Average monthly rental rate [4]	3.23%	3.00%		8%
Period end rental equipment [1]	$313,730	$310,789	$2,941	1%
Period end utilization [3]	55.3%	61.3%		-10%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm	Not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2019 increased $2.2 million, or 10%, to $24.1 million.  For the six months ended June 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.1 million, or 6%, primarily due to 8% higher average monthly rental rates, partly offset by 1% lower average rental equipment on rent, in 2019 as compared to 2018.  As a percentage of rental revenues, depreciation was 23% in 2019 and 24% in 2018, and other direct costs were 19% and 16% in 2019 and 2018, respectively, which resulted in gross margin percentages of 58% and 60% in 2019 and 2018, respectively. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.6 million, or 3%, to $20.1 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.9 million, or 26%, compared to 2018.  The higher revenues and higher gross margin percentage of 25% in 2019 compared to 19% in 2018, resulted in rental related services gross profit increasing $1.3 million, or 62%, to $3.5 million in 2019.

For the six months ended June 30, 2019, selling and administrative expenses increased $0.2 million, or 2%, to $14.9 million compared to the same period in 2018.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2019 compared to the same period in 2019 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $92.0 million in 2019 compared to $53.8 million in 2018.  The 71% increase in net cash provided by operating activities was primarily attributable to improved income from operations, increased deferred income, accounts payable and accrued liabilities and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $76.4 million in 2019, compared to $45.9 million in 2018. The $30.5 million increase was primarily due to $32.0 million higher purchases of rental equipment of $90.7 million in 2019, compared to $58.7 million in 2018 and $0.9 million lower proceeds from sales of used rental equipment, partly offset by $2.5 million lower purchases of property, plants and equipment..

Cash Flows from Financing Activities: Net cash used in financing activities was $15.6 million in 2019, compared to $5.9 million in 2018.  The $9.7 million increase was primarily due to $28.1 million lower borrowings under bank lines of credit and $2.8 million higher dividend payments, partly offset by $20.0 million lower payment of  principal Series A senior notes and $1.3 million lower taxes paid related to net share settlement of stock awards.

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

At June 30, 2019, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $201.9 million was outstanding, and had capacity to borrow up to an additional $230.1 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2019, the actual ratio was 4.09 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2019, the actual ratio was 1.39 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At June 30, 2019, such sum was $374.9 million and the actual Tangible Net Worth of the Company was $557.7 million.

At June 30, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At June 30, 2019, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At June 30, 2019, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2019, the actual ratio was 4.09 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2019, the actual ratio was 1.39 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At June 30, 2019, such sum was $374.9 million and the actual Tangible Net Worth of the Company was $557.7 million.

At June 30, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the six months ended June 30, 2019 and 2018.   As of June 30, 2019, 1,592,026 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2018 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2018 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

Previously, we acquired Technology Rentals & Services (“TRS”), an electronic test equipment rental business and Adler Tanks, a liquid and solid containment rental business, as well as several smaller acquisitions that were integrated into our current operating segments.  We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans.  We are unable to predict whether or when any prospective acquisition will be completed.  Acquisitions involve numerous risks, including the following:

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

At June 30, 2019, we had $34.6 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay based on the $201.9 million balance of variable rate debt outstanding at June 30, 2019.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2019, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and six months ended June 30, 2019, oil and gas exploration and production accounted for approximately 11% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2019	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer