Form 10-Q
period 2019-09-30
MCGRATH RENTCORP
filed 2019-10-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

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

As of October 28, 2019, 24,284,912 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of September 30, 2019 and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three and nine-months ended September 30, 2019 and 2018, cash flows for the nine-months ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California

October 29, 2019

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues
Rental	$90,857	$82,155	$261,658	$233,683
Rental related services	30,816	23,880	76,738	60,797
Rental operations	121,673	106,035	338,396	294,480
Sales	50,855	36,085	81,387	67,722
Other	1,034	1,027	3,226	3,013
Total revenues	173,562	143,147	423,009	365,215
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	20,535	18,407	59,222	54,287
Rental related services	23,007	18,618	57,507	47,404
Other	19,654	17,674	61,128	52,696
Total direct costs of rental operations	63,196	54,699	177,857	154,387
Costs of sales	32,084	24,398	49,984	42,680
Total costs of revenues	95,280	79,097	227,841	197,067
Gross profit	78,282	64,050	195,168	168,148
Selling and administrative expenses	31,534	28,226	92,044	85,833
Income from operations	46,748	35,824	103,124	82,315
Other income (expense):
Interest expense	(3,161)	(3,142)	(9,407)	(9,133)
Foreign currency exchange loss	(132)	(129)	(46)	(505)
Income before provision for income taxes	43,455	32,553	93,671	72,677
Provision for income taxes	10,987	7,774	23,266	17,520
Net income	$32,468	$24,779	$70,405	$55,157
Earnings per share:
Basic	$1.34	$1.03	$2.90	$2.29
Diluted	$1.32	$1.01	$2.86	$2.25
Shares used in per share calculation:
Basic	24,268	24,172	24,237	24,128
Diluted	24,632	24,563	24,592	24,550
Cash dividends declared per share	$0.375	$0.340	$1.125	$1.020

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$32,468	$24,779	$70,405	$55,157
Other comprehensive income (loss):
Foreign currency translation adjustment	82	82	42	222
Tax provision	(20)	(15)	(12)	(54)
Comprehensive income	$32,530	$24,846	$70,435	$55,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2019	2018
Assets
Cash	$2,290	$1,508
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2019 and 2018	138,114	121,016
Rental equipment, at cost:
Relocatable modular buildings	865,254	817,375
Electronic test equipment	321,677	285,052
Liquid and solid containment tanks and boxes	315,838	313,573
	1,502,769	1,416,000
Less accumulated depreciation	(544,159)	(514,985)
Rental equipment, net	958,610	901,015
Property, plant and equipment, net	127,977	126,899
Prepaid expenses and other assets	43,553	31,816
Intangible assets, net	7,554	7,254
Goodwill	28,125	27,808
Total assets	$1,306,223	$1,217,316
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$301,469	$298,564
Accounts payable and accrued liabilities	111,320	90,844
Deferred income	60,775	49,709
Deferred income taxes, net	215,944	206,664
Total liabilities	689,508	645,781
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,285 shares as of September 30, 2019 and 24,182 shares as of December 31, 2018	106,033	103,801
Retained earnings	510,702	467,783
Accumulated other comprehensive loss	(20)	(49)
Total shareholders’ equity	616,715	571,535
Total liabilities and shareholders’ equity	$1,306,223	$1,217,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	18,449	—	18,449
Share-based compensation	—	1,392	—	—	1,392
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,555)	—	—	(1,555)
Dividends accrued of $0.375 per share	—	—	(9,151)	—	(9,151)
Other comprehensive loss	—	—	—	(27)	(27)
Balance at March 31, 2019	24,222	$103,638	$477,081	$(76)	$580,643
Net income	—	—	19,488	—	19,488
Share-based compensation	—	1,354	—	—	1,354
Common stock issued under stock plans, net of shares withheld for employee taxes	31	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(8)	—	—	(8)
Dividends accrued of $0.375 per share	—	—	(9,162)	—	(9,162)
Other comprehensive loss	—	—	—	(6)	(6)
Balance at June 30, 2019	24,253	$104,984	$487,407	$(82)	$592,309
Net income	—	—	32,468	—	32,468
Share-based compensation	—	1,350	—	—	1,350
Common stock issued under stock plans, net of shares withheld for employee taxes	32	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(301)	—	—	(301)
Dividends accrued of $0.375 per share	—	—	(9,173)	—	(9,173)
Other comprehensive income	—	—	—	62	62
Balance at September 30, 2019	24,285	$106,033	$510,702	$(20)	$616,715

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	24,052	$102,947	$421,405	$(168)	$524,184
Net income	—	—	14,466	—	14,466
Share-based compensation	—	864	—	—	864
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(971)	—	—	(971)
Dividends accrued of $0.34 per share	—	—	(8,237)	—	(8,237)
Other comprehensive loss	—	—	—	(22)	(22)
Balance at March 31, 2018	24,102	$102,840	$427,634	$(190)	$530,284
Net income	—	—	15,912	—	15,912
Share-based compensation	—	964	—	—	964
Common stock issued under stock plans, net of shares withheld for employee taxes	68	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,821)	—	—	(1,821)
Dividends accrued of $0.34 per share	—	—	(8,267)	—	(8,267)
Other comprehensive Income	—	—	—	123	123
Balance at June 30, 2018	24,170	$101,983	$435,279	$(67)	$537,195
Net income	—	—	24,779	—	24,779
Share-based compensation	—	982	—	—	982
Common stock issued under stock plans, net of shares withheld for employee taxes	6	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(212)	—	—	(212)
Dividends accrued of $0.34 per share	—	—	(8,264)	—	(8,264)
Other comprehensive Income	—	—	—	67	67
Balance at September 30, 2018	24,176	$102,753	$451,794	$-	$554,547

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$70,405	$55,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,960	60,896
Impairment of rental assets	—	39
Provision for doubtful accounts	655	297
Share-based compensation	4,096	2,810
Gain on sale of used rental equipment	(15,168)	(15,044)
Foreign currency exchange loss	46	505
Amortization of debt issuance costs	8	18
Change in:
Accounts receivable	(16,929)	(9,514)
Prepaid expenses and other assets	(11,734)	(10,195)
Accounts payable and accrued liabilities	19,304	148
Deferred income	10,946	8,741
Deferred income taxes	9,280	2,982
Net cash provided by operating activities	136,869	96,840
Cash Flows from Investing Activities:
Purchases of rental equipment	(127,243)	(84,658)
Purchases of property, plant and equipment	(6,845)	(12,521)
Cash paid for acquisition of business assets	(7,401)	(7,543)
Proceeds from sales of used rental equipment	30,844	30,067
Net cash used in investing activities	(110,645)	(74,655)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	2,897	25,575
Principal payments on Series A senior notes	—	(20,000)
Taxes paid related to net share settlement of stock awards	(1,864)	(3,004)
Payment of dividends	(26,432)	(22,719)
Net cash used in financing activities	(25,399)	(20,148)
Effect of foreign currency exchange rate changes on cash	(43)	(139)
Net increase in cash	782	1,898
Cash balance, beginning of period	1,508	2,501
Cash balance, end of period	$2,290	$4,399
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$9,359	$9,193
Net income taxes paid, during the period	$10,030	$16,055
Dividends accrued during the period, not yet paid	$9,241	$8,349
Rental equipment acquisitions, not yet paid	$9,450	$9,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the nine months ended September 30, 2019 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 26, 2019 for the year ended December 31, 2018 (the “2018 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), requiring companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected.  This new guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.  This guidance does not apply to receivables arising from operating leases and will be effective for fiscal years and interim periods beginning after December 15, 2019.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $18.6 million and $15.7 million at September 30, 2019 and December 31, 2018, respectively.  Sales revenues totaling $5.8 million and $9.8 million were recognized during the three and nine months ended September 30, 2019, respectively, which were included in the contract liability balance at December 31, 2018.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $3.5 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended September 30,
2019
Leasing	$61,519	$28,284	$17,412	$—	$107,215
Non-lease:
Rental related services	8,105	717	7,217	—	16,039
Sales	16,676	4,614	140	28,361	49,791
Other	2	475	40	—	517
Total non-lease	24,783	5,806	7,397	28,361	66,347
Total revenues	$86,302	$34,090	$24,809	$28,361	$173,562

2018
Leasing	$52,036	$23,206	$18,942	$—	$94,184
Non-lease:
Rental related services	5,697	642	6,781	—	13,120
Sales	17,140	3,828	294	14,102	35,364
Other	18	461	—	—	479
Total non-lease	22,855	4,931	7,075	14,102	48,963
Total revenues	$74,891	$28,137	$26,017	$14,102	$143,147

Nine Months Ended September 30,
2019
Leasing	$171,995	$79,450	$52,709	$—	$304,154
Non-lease:
Rental related services	15,651	1,958	20,760	—	38,369
Sales	31,401	14,235	1,003	32,238	78,877
Other	69	1,433	107	—	1,609
Total non-lease	47,121	17,626	21,870	32,238	118,855
Total revenues	$219,116	$97,076	$74,579	$32,238	$423,009

2018
Leasing	$146,672	$69,183	$51,889	$—	$267,744
Non-lease:
Rental related services	11,226	1,816	17,674	—	30,716
Sales	30,694	14,179	629	19,831	65,333
Other	21	1,349	52	—	1,422
Total non-lease	41,941	17,344	18,355	19,831	97,471
Total revenues	$188,613	$86,527	$70,244	$19,831	$365,215

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

NOTE 4. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

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

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately.  ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company uses the interest rate stated in the lease as the discount rate.  If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments.  Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years.  The amount of payments associated with such options is not material.  Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases.  The adoption of the new guidance resulted in the recording of $10.3 million of ROU assets and operating lease liabilities, which are included in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019.

During the three and nine months ended September 30, 2019, operating lease expense was $1.0 million and $2.8 million, respectively, which includes short term lease expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.  At September 30, 2019, the weighted-average remaining lease term for operating leases was 4.0 years and the weighted average discount rate was 4.46%.  The Company had no sub-lease income during the three and nine months ended September 30, 2019, and did not have any finance leases as of September 30, 2019.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,652

Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,393

As of September 30, 2019, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2019	$896
2020	3,195
2021	2,630
2022	1,867
2023	1,383
Thereafter	1,208
Total lease payments	11,179
Less imputed interest	(917)
$10,262

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

As of September 30, 2019, maturities of operating lease payments to be received in 2019 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2019	$35,911
2020	73,282
2021	25,719
2022	7,124
2023	1,861
Thereafter	767
$144,664

In the three and nine months ended September 30, 2019, the Company’s lease revenues were $107.2 million and $304.2 million, respectively, consisting of $106.0 million and $301.4 million, respectively, of operating lease revenues and $1.2 million and $2.8 million, respectively, of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis, which results in a constant rate of return on the unrecovered lease investment.  For the nine months ended September 30, 2019, the Company’s finance lease revenues include $2.6 million of sales revenues and $0.2 million of interest income.  The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	September 30, 2019
Gross minimum lease payments receivable	$3,805
Less – unearned interest	(352)
Net investment in finance lease receivables	$3,453

As of September 30, 2019, the future minimum lease payments under non-cancelable finance leases to be received in 2019 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2019	$1,039
2020	1,913
2021	607
2022	187
2023	50
Thereafter	9
Total minimum future lease payments	$3,805

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Weighted-average number of shares of common stock for calculating basic earnings per share	24,268	24,172	24,237	24,128
Effect of potentially dilutive securities from equity-based compensation	364	391	355	422
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,632	24,563	24,592	24,550

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2019 and 2018.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	September 30, 2019	December 31, 2018
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	9,849
Non-compete agreements	5	194	—
		16,709	15,720
Less accumulated amortization		(9,155)	(8,466)
		$7,554	$7,254

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2019 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.1 million for the remainder of fiscal year 2019, and $0.1 million in 2020 through 2025.

NOTE 7.  ACQUISITION

On August 15, 2019, the Company completed the purchase of the container rental business of ATP Containers LLC, dba TuffBox Container (“TuffBox”) for $7.8 million.  The Company accounted for this transaction as a business combination and the initial assessment the fair value of the purchased assets was allocated primarily to rental equipment totaling $5.5 million and intangible assets totaling $1.3 million, which included $0.3 million preliminarily allocated to goodwill.  The goodwill represents the future economic benefits to be derived from the geographic market expansion of the Company’s portable storage division.  The goodwill was recorded in the Mobile Modular segment and is fully deductible for income tax purposes. At September 30, 2019, $0.4 million related to the purchase price was included in accounts payable and accrued liabilities.

The TuffBox operating results are included in the Mobile Modular segment results since the date of acquisition.  Supplemental pro forma prior year information has not been provided as the historical financial results of TuffBox were not significant.  Incremental transaction costs associated with the acquisition were not significant.

NOTE 8. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 2 – Significant Accounting Policies” in the Company’s 2018 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2019 and 2018 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2019
Rental revenues	$133,736	$76,050	$51,872	$ —	$261,658
Rental related services revenues	52,946	2,425	21,367	—	76,738
Sales and other revenues	32,434	18,601	1,340	32,238	84,613
Total revenues	219,116	97,076	74,579	32,238	423,009
Depreciation of rental equipment	16,449	30,533	12,240	—	59,222
Gross profit	102,029	44,673	36,380	12,086	195,168
Selling and administrative expenses	48,013	18,101	22,054	3,876	92,044
Income from operations	54,016	26,572	14,326	8,210	103,124
Interest (expense) income allocation	(5,948)	(1,662)	(2,598)	801	(9,407)
Income before provision for income taxes	48,068	24,864	11,728	9,011	93,671
Rental equipment acquisitions	62,084	66,525	3,884	—	132,493
Accounts receivable, net (period end)	88,893	22,515	19,382	7,324	138,114
Rental equipment, at cost (period end)	865,254	321,677	315,838	—	1,502,769
Rental equipment, net book value (period end)	607,949	162,196	188,465	—	958,610
Utilization (period end) [2]	79.5%	67.1%	51.0%
Average utilization [2]	79.1%	66.0%	56.2%

2018
Rental revenues	$116,436	$65,919	$51,328	$ —	$233,683
Rental related services revenues	40,510	2,287	18,000	—	60,797
Sales and other revenues	31,667	18,321	916	19,831	70,735
Total revenues	188,613	86,527	70,244	19,831	365,215
Depreciation of rental equipment	15,841	26,536	11,910	—	54,287
Gross profit	86,515	40,155	35,031	6,447	168,148
Selling and administrative expenses	43,191	16,780	22,245	3,617	85,833
Income from operations	43,324	23,375	12,786	2,830	82,315
Interest (expense) income allocation	(5,256)	(1,999)	(2,409)	531	(9,133)
Income before provision for income taxes	38,068	20,871	10,377	3,361	72,677
Rental equipment acquisitions	40,704	51,744	3,187	—	95,635
Accounts receivable, net (period end)	69,419	18,991	19,876	6,803	115,089
Rental equipment, at cost (period end)	801,129	284,647	312,487	—	1,398,263
Rental equipment, net book value (period end)	558,790	129,816	200,001	—	888,607
Utilization (period end) [2]	79.2%	61.5%	64.0%
Average utilization [2]	77.8%	62.4%	59.8%

1.

Gross Enviroplex sales revenues were $32,238 and $21,191 for the nine months ended September 30, 2019 and 2018, respectively. There were $1,360 inter-segment sales to Mobile Modular in the nine months ended September 30, 2018, which required elimination in consolidation.  There were no inter-segment sales in the nine months ended September 30, 2019.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment and for Mobile Modular and Adler Tanks excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2019 and 2018. Revenues from foreign country customers accounted for 3% and 4% of the Company’s total revenues for the same periods, respectively.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the nine months ended September 30, 2019. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2019, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 51%, 27%, 12% and 10% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 52%, 29%, 14% and 5% for the same period in 2018.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% and 81% of consolidated revenues in the nine months ended September 30, 2019 and 2018, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2019, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 55%, 23% and 22%, respectively, compared to 53%, 23% and 24%, respectively, in the same period of 2018.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2019 and 2018, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 20% and 19% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the nine months ended September 30, 2019 and 2018, Mobile Modular and Enviroplex together comprised 76% and 73%, respectively, TRS-RenTelco comprised 22% and 26%, respectively, and Adler Tanks comprised 2% and 1%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Net income	$32,468	$24,779	$70,405	$55,157	$94,654	$172,881
Provision (benefit) for income taxes	10,987	7,774	23,266	17,520	31,035	(76,255)
Interest expense	3,161	3,142	9,407	9,133	12,571	12,031
Depreciation and amortization	22,873	20,608	65,960	60,896	87,039	80,887
EBITDA	69,489	56,303	169,038	142,706	225,299	189,544
Impairment of rental assets	—	—	—	39	—	1,678
Share-based compensation	1,350	982	4,096	2,810	5,397	3,763
Adjusted EBITDA [1]	$70,839	$57,285	$173,134	$145,555	$230,696	$194,985
Adjusted EBITDA margin [2]	41%	40%	41%	40%	41%	40%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Adjusted EBITDA [1]	$70,839	$57,285	$173,134	$145,555	$230,696	$194,985
Interest paid	(3,149)	(3,070)	(9,359)	(9,193)	(12,764)	(12,455)
Income taxes paid, net of refunds received	(3,857)	(4,380)	(10,030)	(16,055)	(12,132)	(22,049)
Gain on sale of used rental equipment	(6,000)	(5,169)	(15,168)	(15,044)	(19,683)	(19,771)
Foreign currency exchange loss	132	129	46	505	30	444
Amortization of debt issuance cost	3	3	8	18	10	30
Change in certain assets and liabilities:
Accounts receivable, net	(16,272)	(9,994)	(16,274)	(9,217)	(22,201)	(7,676)
Prepaid expenses and other assets	9,512	4,743	(11,734)	(10,195)	(10,890)	(5,810)
Accounts payable and other liabilities	(363)	(359)	15,300	1,725	17,167	4,618
Deferred income	(5,963)	3,887	10,946	8,741	12,463	5,772
Net cash provided by operating activities	$44,882	$43,075	$136,869	$96,840	$182,696	$138,088

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2019, the actual ratio was 4.23 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2019, the actual ratio was 1.31 to 1.

At September 30, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

On September 19, 2019, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.375 per common share for the quarter ended September 30, 2019, an increase of 10% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2019 Compared to

Three Months Ended September 30, 2018

Overview

Consolidated revenues for the three months ended September 30, 2019 increased 21% to $173.6 million from $143.1 million in the same period in 2018.  Consolidated net income for the three months ended September 30, 2019 increased 31% to $32.5 million, from $24.8 million for the same period in 2018.  Earnings per diluted share for the three months ended September 30, 2019 increased 31% to $1.32 from $1.01 for the same period in 2018.

For the three months ended September 30, 2019, on a consolidated basis:

•

Gross profit increased $14.2 million, or 22%, to $78.3 million in 2019. Mobile Modular’s gross profit increased $5.7 million, or 17%, due to higher gross profit on rental, rental related services revenues and sales revenues. TRS-RenTelco’s gross profit increased $3.3 million, or 25%, due to higher gross profit on rental and sales revenues. Adler Tanks’ gross profit decreased $0.8 million, or 6%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services revenues. Enviroplex’s gross profit increased $6.0 million, primarily due to $14.3 million higher sales revenues and higher gross margin of 37.5% compared to 32.3% in 2018.

•	Selling and administrative expenses increased $3.3 million, or 12%, to $31.5 million, primarily due to increased salaries and employee benefit costs.
•

Interest expense increased 1%, to $3.2 million in 2019 compared to the same period in 2018, due to 3% higher net average interest rates of 4.08% in 2019 compared to 3.96% in 2018, partly offset by 2% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 46%, 22% and 10%, respectively, compared to 53%, 21% and 14%, respectively, for the comparable 2018 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 22% and 12% in 2019 and 2018, respectively.  The increased pre-tax contribution for Enviroplex was driven by strong education demand for new permanent modular product in California and higher gross margins discussed above.

•	The provision for income taxes resulted in an effective tax rate of 25.3% and 23.9% for the quarters ended September 30, 2019 and 2018, respectively.
•	Adjusted EBITDA increased $13.6 million, or 24%, to $70.8 million in 2019.

Mobile Modular

For the three months ended September 30, 2019, Mobile Modular’s total revenues increased $11.4 million, or 15%, to $86.3 million compared to the same period in 2018, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 15% increase in pre-tax income to $20.0 million for the three months ended September 30, 2019, from $17.4 million for the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/19 compared to Three Months Ended 9/30/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$46,738	$41,205	$5,533	13%
Rental related services	22,574	16,188	6,386	39%
Rental operations	69,312	57,393	11,919	21%
Sales	16,676	17,140	(464)	-3%
Other	314	358	(44)	-12%
Total revenues	86,302	74,891	11,411	15%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,572	5,320	252	5%
Rental related services	16,799	12,457	4,342	35%
Other	12,804	10,662	2,142	20%
Total direct costs of rental operations	35,175	28,439	6,736	24%
Costs of sales	11,963	12,987	(1,024)	-8%
Total costs of revenues	47,138	41,426	5,712	14%
Gross Profit
Rental	28,362	25,223	3,139	12%
Rental related services	5,775	3,731	2,044	55%
Rental operations	34,137	28,954	5,183	18%
Sales	4,713	4,153	560	13%
Other	314	358	(44)	-12%
Total gross profit	39,164	33,465	5,699	17%
Selling and administrative expenses	16,966	14,261	2,705	19%
Income from operations	22,198	19,204	2,994	16%
Interest expense allocation	(2,187)	(1,834)	353	19%
Pre-tax income	$20,011	$17,370	$2,641	15%
Other Selected Information
Average rental equipment [1]	$802,718	$759,542	$43,176	6%
Average rental equipment on rent	$637,142	$596,950	$40,192	7%
Average monthly total yield [2]	1.94%	1.81%		7%
Average utilization [3]	79.4%	78.6%		1%
Average monthly rental rate [4]	2.45%	2.30%		7%
Period end rental equipment [1]	$812,534	$767,522	$45,012	6%
Period end utilization [3]	79.5%	79.2%		0%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended September 30, 2019 increased $5.7 million, or 17%, to $39.2 million.  For the three months ended September 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.5 million, or 13%, primarily due to 7% higher average monthly rental rates and 7% higher average rental equipment on rent in 2019.  As a percentage of rental revenues, depreciation was 12% in 2019 compared to 13% in 2018, and other direct costs were 27% in 2019 and 26% in 2018, which resulted in gross margin percentages of 61% in 2019 and 2018.  The higher rental revenues and comparable rental margins, resulted in gross profit on rental revenues increasing $3.1 million, or 12%, to $28.4 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $6.4 million, or 39%, compared to 2018.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased services performed during the lease.  The higher revenues and higher gross margin percentage of 26% in 2019, compared with 23% in 2018, resulted in rental related services gross profit increasing $2.0 million, or 55%, to $5.8 million in 2019.

•

Gross Profit on Sales – Sales revenues decreased $0.5 million, or 3%, compared to 2018, due to lower new equipment sales.  The lower sales revenues, offset by higher gross margin percentage of 28% in 2019 compared to 24% in 2018, resulted in gross profit on sales increasing $0.6 million, or 13%, to $4.7 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2019, selling and administrative expenses increased $2.7 million, or 19%, to $17.0 million, primarily due to higher allocated corporate expenses and increased headcount, salaries and employee benefit costs.

TRS-RenTelco

For the three months ended September 30, 2019, TRS-RenTelco’s total revenues increased $6.0 million, or 21% to $34.1 million compared to the same period in 2018, due to higher rental, sales and rental related services revenues.  Pre-tax income increased $2.9 million, or 42%, to $9.7 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to higher gross profit on rental, sales and rental related revenues, partly offset by higher selling and administrative expenses.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/19 compared to Three Months Ended 9/30/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$26,938	$22,225	$4,713	21%
Rental related services	863	773	90	12%
Rental operations	27,801	22,998	4,803	21%
Sales	5,678	4,549	1,129	25%
Other	611	590	21	4%
Total revenues	34,090	28,137	5,953	21%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,849	9,093	1,756	19%
Rental related services	695	697	(2)	0%
Other	4,088	3,767	321	9%
Total direct costs of rental operations	15,632	13,557	2,075	15%
Costs of sales	2,277	1,667	610	37%
Total costs of revenues	17,909	15,224	2,685	18%
Gross Profit
Rental	12,001	9,365	2,636	28%
Rental related services	168	76	92	121%
Rental operations	12,169	9,441	2,728	29%
Sales	3,401	2,882	519	18%
Other	611	590	21	4%
Total gross profit	16,181	12,913	3,268	25%
Selling and administrative expenses	6,038	5,220	818	16%
Income from operations	10,143	7,693	2,450	32%
Interest expense allocation	(277)	(686)	(409)	-60%
Foreign currency exchange loss	(132)	(129)	3	2%
Pre-tax income	$9,734	$6,878	$2,856	42%
Other Selected Information
Average rental equipment [1]	$314,428	$280,377	$34,051	12%
Average rental equipment on rent	$210,275	$173,402	$36,873	21%
Average monthly total yield [2]	2.86%	2.64%		8%
Average utilization [3]	66.9%	61.9%		8%
Average monthly rental rate [4]	4.27%	4.27%		0%
Period end rental equipment [1]	$320,710	$284,674	$36,036	13%
Period end utilization [3]	67.1%	61.5%		9%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended September 30, 2019 increased $3.3 million, or 25%, to $16.2 million. For the three months ended September 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.7 million, or 21%, and depreciation expense increased $1.8 million, or 19%, resulting in a 28% increase in gross profit on rental revenues to $12.0 million.  As a percentage of rental revenues, depreciation was 40% in 2019 and 41% in 2018, and other direct costs were 15% in 2019 and 17% in 2018, which resulted in a gross margin percentage of 45% in 2019 compared to 42% in 2018.  The rental revenues increase was due to 21% higher average rental equipment on rent in 2019 as compared to 2018.

•

Gross Profit on Sales – Sales revenues increased $1.1 million, or 25%, to $5.7 million in 2019.  Gross profit on sales increased $0.5 million, or 18%, to $3.4 million with gross margin percentage decreasing to 60% from 63% in 2018, primarily due to lower margins on used equipment sales. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2019, selling and administrative expenses increased $0.8 million, or 16%, to $6.0 million, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

Adler Tanks

For the three months ended September 30, 2019, Adler Tanks’ total revenues decreased $1.2 million, or 5%, to $24.8 million compared to the same period in 2018, primarily due to lower rental and sales revenues, partly offset by higher rental related services revenues.  Lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues and lower selling and administrative expenses, resulted in a $0.5 million, or 11%, decrease in pre-tax income to $4.2 million for the three months ended September 30, 2019, compared to the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/19 compared to Three Months Ended 9/30/18 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$17,181	$18,725	$(1,544)	-8%
Rental related services	7,379	6,919	460	7%
Rental operations	24,560	25,644	(1,084)	-4%
Sales	140	294	(154)	-52%
Other	109	79	30	38%
Total revenues	24,809	26,017	(1,208)	-5%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,114	3,994	120	3%
Rental related services	5,513	5,464	49	1%
Other	2,762	3,245	(483)	-15%
Total direct costs of rental operations	12,389	12,703	(314)	-2%
Costs of sales	126	195	(69)	-35%
Total costs of revenues	12,515	12,898	(383)	-3%
Gross Profit
Rental	10,305	11,486	(1,181)	-10%
Rental related services	1,866	1,455	411	28%
Rental operations	12,171	12,941	(770)	-6%
Sales	14	99	(85)	-86%
Other	109	79	30	38%
Total gross profit	12,294	13,119	(825)	-6%
Selling and administrative expenses	7,160	7,587	(427)	-6%
Income from operations	5,134	5,532	(398)	-7%
Interest expense allocation	(952)	(833)	119	14%
Pre-tax income	$4,182	$4,699	$(517)	-11%
Other Selected Information
Average rental equipment [1]	$314,314	$311,086	$3,228	1%
Average rental equipment on rent	$171,335	$194,525	$(23,190)	-12%
Average monthly total yield [2]	1.82%	2.01%		-9%
Average utilization [3]	54.5%	62.5%		-13%
Average monthly rental rate [4]	3.34%	3.21%		4%
Period end rental equipment [1]	$314,844	$311,481	$3,363	1%
Period end utilization [3]	51.0%	64.0%		-20%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended September 30, 2019 decreased 6%, to $12.3 million.  For the three months ended September 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.5 million, or 8%, due to 12% lower average rental equipment on rent, partly offset by 4% higher average monthly rental rates in 2019 compared to 2018. Weaker activity in multiple geographic and market segments contributed to the decreased rental revenues compared to 2018.  As a percentage of rental revenues, depreciation was 24% in 2019 and 21% in 2018, and other direct costs were 16% and 17% in 2019 and 2018, respectively, which resulted in gross margin percentages of 60% and 61% in 2019 and 2018, respectively.  The lower rental revenues, and lower rental margins resulted in a 10% decrease in gross profit on rental revenues to $10.3 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.5 million, or 7%, to $7.4 million compared to 2018. Higher rental related services revenues and higher gross margin percentage of 25% in 2019 compared to 21% in 2018 resulted in rental related services gross profit increasing 28% to $1.9 million in 2019.

For the three months ended September 30, 2019, selling and administrative expenses decreased 6% to $7.2 million compared to the same period in 2018, primarily due to decreased salaries and employee benefit costs.

Nine Months Ended September 30, 2019 Compared to

Nine Months Ended September 30, 2018

Overview

Consolidated revenues for the nine months ended September 30, 2019 increased 16% to $423.0 million from $365.2 million for the same period in 2018.  Consolidated net income for the nine months ended September 30, 2019 increased 28% to $70.4 million, from $55.2 million for the same period in 2018.  Earnings per diluted share for the nine months ended September 30, 2019 increased 27% to $2.86 from $2.25 for the same period in 2018.

For the nine months ended September 30, 2019, on a consolidated basis:

•

Gross profit increased $27.0 million, or 16%, to $195.2 million in 2019.  Mobile Modular’s gross profit increased $15.5 million, or 18%, due to higher gross profit on rental, rental related services and sales revenues.  TRS-RenTelco’s gross profit increased $4.5 million, or 11%, due to higher gross profit on rental revenues, partly offset by lower gross profit on sales revenues. Adler Tanks’ gross profit increased $1.3 million, or 4%, due to higher gross profit on rental related services and sales revenues, partly offset by lower gross profit on rental revenues.  Enviroplex’s gross profit increased $5.6 million, primarily due to $12.4 million higher sales revenues and higher gross margin of 37.5% compared to 32.5% in 2018.

•	Selling and administrative expenses increased 7% to $92.0 million from $85.8 million for the same period in 2018, primarily due to increased employee headcount, salaries and employee benefit costs.
•	Interest expense increased 3% to $9.4 million, due to 6% higher net average interest rates of 4.16% in 2019 compared to 3.91% in 2018, partly offset by 3% lower debt levels of the Company.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 51%, 27% and 12%, respectively, compared to 52%, 29% and 14%, respectively, for the comparable 2018 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 10% in 2019 compared with 5% in 2018.  The increased pre-tax contribution for Enviroplex was driven by strong education demand for new permanent modular product in California and higher gross margins discussed above.

•	The provision for income taxes resulted in an effective tax rate of 24.8% and 24.1% for the nine months ended September 30, 2019 and 2018, respectively
•	Adjusted EBITDA increased $27.6 million, or 19%, to $173.1 million in 2019.

Mobile Modular

For the nine months ended September 30, 2019, Mobile Modular’s total revenues increased $30.5 million, or 16%, to $219.1 million compared to the same period in 2018, primarily due to higher rental, rental related services and sales revenues during the period.  The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 26% increase in pre-tax income to $48.1 million for the nine months ended September 30, 2019, from $38.1 million for the same period in 2018.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/19 compared to Nine Months Ended 9/30/18 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$133,736	$116,436	$17,300	15%
Rental related services	52,946	40,510	12,436	31%
Rental operations	186,682	156,946	29,736	19%
Sales	31,401	30,694	707	2%
Other	1,033	973	60	6%
Total revenues	219,116	188,613	30,503	16%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,449	15,841	608	4%
Rental related services	39,454	31,031	8,423	27%
Other	39,721	33,460	6,261	19%
Total direct costs of rental operations	95,624	80,332	15,292	19%
Costs of sales	21,463	21,766	(303)	-1%
Total costs of revenues	117,087	102,098	14,989	15%
Gross Profit
Rental	77,566	67,134	10,432	16%
Rental related services	13,492	9,479	4,013	42%
Rental operations	91,058	76,613	14,445	19%
Sales	9,938	8,929	1,009	11%
Other	1,033	973	60	6%
Total gross profit	102,029	86,515	15,514	18%
Selling and administrative expenses	48,013	43,191	4,822	11%
Income from operations	54,016	43,324	10,692	25%
Interest expense allocation	(5,948)	(5,256)	692	13%
Pre-tax income	$48,068	$38,068	$10,000	26%
Other Selected Information
Average rental equipment [1]	$789,664	$752,076	$37,588	5%
Average rental equipment on rent	$624,827	$585,216	$39,611	7%
Average monthly total yield [2]	1.88%	1.72%		9%
Average utilization [3]	79.1%	77.8%		2%
Average monthly rental rate [4]	2.38%	2.21%		8%
Period end rental equipment [1]	$812,534	$767,522	$45,012	6%
Period end utilization [3]	79.5%	79.2%		0%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2019 increased $15.5 million, or 18%, to $102.0 million.  For the nine months ended September 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues - Rental revenues increased $17.3 million, or 15%, primarily due to 8% higher average monthly rental rates and 7% higher average rental equipment on rent in 2019 as compared to 2018.  As a percentage of rental revenues, depreciation was 12% and 14% in 2019 and 2018, respectively, and other direct costs were 30% in 2019 and 29% in 2018, which resulted in gross margin percentage of 58% in 2019 and 2018.  The higher rental revenues and comparable rental margins resulted in gross profit on rental revenues increasing $10.4 million, or 16%, to $77.6 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $12.4 million, or 31%, compared to 2018.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased services performed during the lease.  The higher revenues, together with higher gross margin percentage of 26% in 2019 compared to 23% in 2018, resulted in rental related services gross profit increasing $4.0 million, or 42% to $13.5 million in 2019.

•

Gross Profit on Sales – Sales revenues increased $0.7 million, or 2%, primarily due to higher new and used equipment sales compared to 2018.  The higher sales revenues, together with higher gross margin percentage of 32% in 2019 compared to 29% in 2018 resulted in sales gross profit increasing $1.0 million, or 11%, to $9.9 million in 2019.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2019, selling and administrative expenses increased $4.8 million, or 11%, to $48.0 million, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

TRS-RenTelco

For the nine months ended September 30, 2019, TRS-RenTelco’s total revenues increased $10.5 million, or 12%, to $97.1 million compared to the same period in 2018, primarily due to higher rental revenues.  Pre-tax income increased 19%, to $24.9 million for the nine months ended September 30, 2019 compared to $20.9 million for the same period in 2018, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/19 compared to Nine Months Ended 9/30/18 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$76,050	$65,919	$10,131	15%
Rental related services	2,425	2,287	138	6%
Rental operations	78,475	68,206	10,269	15%
Sales	16,745	16,568	177	1%
Other	1,856	1,753	103	6%
Total revenues	97,076	86,527	10,549	12%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	30,533	26,536	3,997	15%
Rental related services	2,008	1,956	52	3%
Other	12,206	10,834	1,372	13%
Total direct costs of rental operations	44,747	39,326	5,421	14%
Costs of sales	7,656	7,046	610	9%
Total costs of revenues	52,403	46,372	6,031	13%
Gross Profit
Rental	33,311	28,549	4,762	17%
Rental related services	417	331	86	26%
Rental operations	33,728	28,880	4,848	17%
Sales	9,089	9,522	(433)	-5%
Other	1,856	1,753	103	6%
Total gross profit	44,673	40,155	4,518	11%
Selling and administrative expenses	18,101	16,780	1,321	8%
Income from operations	26,572	23,375	3,197	14%
Interest expense allocation	(1,662)	(1,999)	337	-17%
Foreign currency exchange loss	(46)	(505)	(459)	91%
Pre-tax income	$24,864	$20,871	$3,993	19%
Other Selected Information
Average rental equipment [1]	$299,210	$273,142	$26,068	10%
Average rental equipment on rent	$197,503	$170,535	$26,968	16%
Average monthly total yield [2]	2.82%	2.68%		5%
Average utilization [3]	66.0%	62.4%		6%
Average monthly rental rate [4]	4.28%	4.29%		0%
Period end rental equipment [1]	$320,710	$284,674	$36,036	13%
Period end utilization [3]	67.1%	61.5%		9%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the nine months ended September 30, 2019 increased $4.5 million, or 11%, to $44.7 million.  For the nine months ended September 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $10.1 million, or 15%, with depreciation expense increasing $4.0 million, or 15%, to $30.5 million and other direct costs increasing $1.4 million, or 13%, to $12.2 million, resulting in a 17% increase in gross profit on rental revenues to $33.3 million.  As a percentage of rental revenues, depreciation was 40% in 2019 and 2018, and other direct costs were 16% in 2019 and 2018, which resulted in a gross margin percentage of 44% in 2019 compared to 43% in 2018.  The rental revenues increase was due to 16% higher average rental equipment on rent compared to 2018.

•

Gross Profit on Sales – Sales revenues increased $0.2 million, or 1%, to $16.7 million in 2019. Gross profit on sales decreased $0.4 million with gross margin percentage decreasing to 54% from 58% in 2018, primarily due to lower margins on used equipment sales.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2019, selling and administrative expenses increased $1.3 million, or 8%, to $18.1 million compared to the same period in 2018, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

Adler Tanks

For the nine months ended September 30, 2019, Adler Tanks’ total revenues increased $4.3 million, or 6%, to $74.6 million compared to the same period in 2018, due to higher rental, rental related services and sales revenues during the period.  The revenue increase together with higher total gross profit, and lower selling and administrative expenses resulted in a 13% increase in pre-tax income to $11.7 million for the nine months ended September 30, 2019, from $10.4 million for the same period in 2018.

The following table summarizes quarter results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/19 compared to Nine Months Ended 9/30/18 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$51,872	$51,328	$544	1%
Rental related services	21,367	18,000	3,367	19%
Rental operations	73,239	69,328	3,911	6%
Sales	1,003	629	374	59%
Other	337	287	50	17%
Total revenues	74,579	70,244	4,335	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,240	11,910	330	3%
Rental related services	16,045	14,417	1,628	11%
Other	9,201	8,402	799	10%
Total direct costs of rental operations	37,486	34,729	2,757	8%
Costs of sales	713	484	229	47%
Total costs of revenues	38,199	35,213	2,986	8%
Gross Profit
Rental	30,431	31,017	(586)	-2%
Rental related services	5,322	3,583	1,739	49%
Rental operations	35,753	34,600	1,153	3%
Sales	290	144	146	101%
Other	337	287	50	17%
Total gross profit	36,380	35,031	1,349	4%
Selling and administrative expenses	22,054	22,245	(191)	-1%
Income from operations	14,326	12,786	1,540	12%
Interest expense allocation	(2,598)	(2,409)	189	8%
Pre-tax income	$11,728	$10,377	$1,351	13%
Other Selected Information
Average rental equipment [1]	$313,475	$309,943	$3,532	1%
Average rental equipment on rent	$176,304	$185,391	$(9,087)	-5%
Average monthly total yield [2]	1.84%	1.84%		0%
Average utilization [3]	56.2%	59.8%		-6%
Average monthly rental rate [4]	3.27%	3.08%		6%
Period end rental equipment [1]	$314,844	$311,481	$3,363	1%
Period end utilization [3]	51.0%	64.0%		-20%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the nine months ended September 30, 2019 increased $1.3 million, or 4%, to $36.4 million.  For the nine months ended September 30, 2019 compared to the same period in 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.5 million, or 1%, primarily due to 6% higher average monthly rental rates, partly offset by 5% lower average rental equipment on rent, in 2019 as compared to 2018.  As a percentage of rental revenues, depreciation was 24% in 2019 and 23% in 2018, and other direct costs were 18% and 16% in 2019 and 2018, respectively, which resulted in gross margin percentages of 59% and 60% in 2019 and 2018, respectively. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $0.6 million, or 2%, to $30.4 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.4 million, or 19%, compared to 2018.  The higher revenues and higher gross margin percentage of 25% in 2019 compared to 20% in 2018, resulted in rental related services gross profit increasing $1.7 million, or 49%, to $5.3 million in 2019.

For the nine months ended September 30, 2019, selling and administrative expenses decreased $0.2 million, or 1%, to $22.1 million compared to the same period in 2018.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2019 compared to the same period in 2018 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $136.9 million in 2019 compared to $96.8 million in 2018.  The 41% increase in net cash provided by operating activities was primarily attributable to improved income from operations, increased accounts payable and accrued liabilities and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $110.6 million in 2019, compared to $74.7 million in 2018. The $36.0 million increase was primarily due to $42.6 million higher purchases of rental equipment of $127.2 million in 2019, compared to $84.7 million in 2018, partly offset by $5.7 million lower purchases of property, plant and equipment and $0.8 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $25.4 million in 2019, compared to $20.1 million in 2018.  The $5.3 million increase was primarily due to $22.7 million lower borrowings under bank lines of credit and $3.7 million higher dividend payments, partly offset by $20.0 million lower payment of principal Series A senior notes and $1.1 million lower taxes paid related to net share settlement of stock awards.

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

At September 30, 2019, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $201.5 million was outstanding, and had capacity to borrow up to an additional $230.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2019, the actual ratio was 4.23 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2019, the actual ratio was 1.31 to 1.
•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At September 30, 2019, such sum was $382.8 million and the actual Tangible Net Worth of the Company was $581.0 million.

At September 30, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At September 30, 2019, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2019, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2019, the actual ratio was 4.23 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2019, the actual ratio was 1.31 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At September 30, 2019, such sum was $382.8 million and the actual Tangible Net Worth of the Company was $581.0 million.

At September 30, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the nine months ended September 30, 2019 and 2018.   As of September 30, 2019, 1,592,026 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2018 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2018 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2019, we had $35.7 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.0 million per year for each 1% increase in the average interest rate we pay based on the $201.5 million balance of variable rate debt outstanding at September 30, 2019.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of September 30, 2019, 62% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including United Rentals, Rain For Rent and Mobile Mini, all of which may be larger than we are, may offer a wider range of products and services and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2018, United Rentals, Inc. completed the acquisition of BakerCorp.  This acquisition may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and nine months ended September 30, 2019, oil and gas exploration and production accounted for approximately 10% and 11% , respectively, of Adler Tanks’ rental revenues, and approximately 1% and 2%, respectively, of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2019	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer