Form 10-K
period 2019-12-31
MCGRATH RENTCORP
filed 2020-02-25
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2019):  $1,492,719,819.

As of February 24, 2020, 24,296,305 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2020 Annual Meeting of Shareholders to be held on June 3, 2020 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2019, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 87

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“this Form 10-K”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements.  These forward-looking statements also can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” ”continues,” ”could,” ”estimates,” “expects,” “intends,” ”may,” ”plan,” ”predict,” ”project,” or “will,” or the negative of these terms or other comparable terminology.

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

No single customer accounted for more than 10% of total revenues during 2019, 2018 and 2017.  Revenue from foreign country customers accounted for 5%, 4% and 4% of the Company’s revenues in 2019 and 2018, and 2017, respectively.

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

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profits on rents are the best measures of the health of each of our rental businesses.  Additionally, we believe our business model and results are enhanced by operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronic test equipment, as well as shared senior management and back office functions for financing, human resources, insurance, marketing, information technology and operating and accounting systems.

Employees

As of December 31, 2019, the Company had 1,099 employees, of whom 91 were primarily administrative and executive personnel, with 597, 186, 136 and 89 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.   During 2019, Mobile Modular purchased 27% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, Florida and Georgia, serving large geographic areas in these states, and sales offices serving Louisiana, North Carolina, Maryland, Virginia and Washington, D.C. The California, Texas, Florida and Georgia regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity.  The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost.  When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment.  Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age.  Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 15 years old with sale proceeds above its net book value.

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

Expertise – The Company believes that over the 40 years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors.  Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units.  Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service.  Mobile Modular has expertise in project management and complex applications.

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

At December 31, 2019, Mobile Modular owned 56,207 new or previously rented modulars and portable storage containers with an aggregate cost of $868.8 million including accessories, or an average cost per unit of $15,457.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2019, fleet utilization was 79.1% and average fleet utilization during 2019 was 79.2%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 8% of the Company’s 2019 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2019 Mobile Modular’s largest sale represented approximately 7% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In addition, a number of other smaller companies operate regionally throughout the country.  Mobile Modular operates primarily in California, Texas, Florida, Louisiana, North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C.  Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2019	2018	2017	2016	2015
Modular Rental Revenues (Mobile Modular)	32%	33%	33%	34%	33%
Modular Sales Revenues (Mobile Modular & Enviroplex)	64%	70%	76%	67%	43%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	42%	44%	47%	43%	35%
Consolidated Rental and Sales Revenues [1]	25%	24%	26%	23%	16%
1	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2019, the original cost of electronic test equipment inventory was comprised of 77% general purpose electronic test equipment and 23% communications electronic test equipment.

Engineers, technicians and scientists utilize general purpose electronic test equipment in developing products, controlling manufacturing processes, completing field service applications and evaluating the performance of their own electrical and electronic equipment. These instruments are rented primarily to aerospace, defense, electronics, industrial, research and semiconductor industries. To date, Keysight Technologies, Rhode & Schwarz and Tektronix, a division of Fortive Corporation, have manufactured the majority of TRS-RenTelco’s general purpose electronic test equipment with the remainder acquired from over 60 other manufacturers.

Communications test equipment, including fiber optic test equipment, is utilized by technicians, engineers and installation contractors to evaluate voice, data and multimedia communications networks, to install fiber optic cabling, and in the development and manufacturing of transmission, network and wireless products. These instruments are rented primarily to manufacturers of communications equipment and products, electrical and communications installation contractors, field technicians, and service providers. To date, Anritsu, Viavi Solutions and Fluke Networks, a division of Fortive Corporation, have manufactured a significant portion of TRS-RenTelco’s communications test equipment, with the remainder acquired from over 40 other manufacturers.

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

At December 31, 2019, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $335.3 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 64.5% as of December 31, 2019 and averaged 66.2% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 20% to 24% of total annual gross profit for our electronics division. For 2019, gross profit on equipment sales was approximately 20% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2019, approximately 17% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2019 represented less than 4% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

The tank and box rental products may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  At December 31, 2019, Adler Tanks had rental equipment inventory including accessories with an aggregate cost of $316.3 million.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 48.4% at December 31, 2019 and averaged 54.7% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February.  These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies.  Some of our national competitors, notably United Rentals (acquired BakerCorp in July 2018), Rain For Rent and Mobile Mini, may be larger than we are and may have greater financial and other resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have.  In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates.  Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability.  We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$182,316	$159,136	$142,584	$130,496	$115,986
Rental related services	69,395	54,696	50,448	49,206	45,616
Total Modular rental operations	251,711	213,832	193,032	179,702	161,602
Sales — Mobile Modular	47,043	39,467	37,435	29,393	22,248
Sales — Enviroplex	39,814	29,046	31,369	22,121	10,612
Total Modular sales	86,857	68,513	68,804	51,514	32,860
Other	2,256	1,275	799	417	434
Total Modular revenues	$340,824	$283,620	$262,635	$231,633	$194,896
Percentage of rental revenues	51.5%	49.9%	49.3%	48.1%	42.4%
Percentage of total revenues	59.8%	56.9%	56.8%	54.6%	48.2%
Rental equipment, at cost (year-end)	$868,807	$817,375	$775,400	$769,190	$736,875
Rental equipment, net book value (year-end)	$610,048	$572,032	$543,857	$544,421	$529,483
Number of units (year-end)	56,207	53,035	52,188	50,577	47,995
Utilization (year-end) [1]	79.1%	79.3%	77.8%	77.3%	76.9%
Average utilization [1]	79.2%	78.2%	76.8%	76.6%	75.8%
Average rental equipment, at cost [2]	$795,250	$756,513	$747,478	$724,333	$667,953
Annual yield on average rental equipment, at cost [4]	22.9%	21.0%	19.1%	18.0%	17.4%
Gross margin on rental revenues	59.8%	59.8%	56.1%	56.6%	53.4%
Gross margin on sales	33.9%	30.7%	28.0%	29.0%	26.5%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$103,704	$89,937	$82,812	$82,307	$89,208
Rental related services	3,260	3,300	2,858	2,846	3,055
Total Electronics rental operations	106,964	93,237	85,670	85,153	92,263
Sales	22,106	23,061	20,334	21,582	21,137
Other	2,413	2,359	2,040	1,882	1,617
Total Electronics revenues	$131,483	$118,657	$108,044	$108,617	$115,017
Percentage of rental revenues	29.3%	28.2%	28.6%	30.3%	32.6%
Percentage of total revenues	23.1%	23.8%	23.4%	25.6%	28.4%
Rental equipment, at cost (year-end)	$335,343	$285,052	$262,325	$246,325	$262,945
Rental equipment, net book value (year-end)	$172,413	$131,450	$109,482	$90,172	$102,191
Utilization (year-end) [1]	64.5%	62.1%	61.7%	61.0%	58.7%
Average utilization [1]	66.2%	62.7%	62.9%	60.6%	60.5%
Average rental equipment, at cost [3]	$306,426	$275,891	$252,332	$254,019	$265,832
Annual yield on average rental equipment, at cost [4]	33.8%	32.6%	32.8%	32.4%	33.6%
Gross margin on rental revenues	43.8%	43.6%	44.0%	39.8%	39.9%
Gross margin on sales	56.2%	54.6%	56.9%	50.9%	48.6%

(dollar amounts in thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$67,869	$69,701	$64,021	$58,585	$68,502
Rental related services	28,383	24,911	24,762	23,807	24,643
Total Tanks and Boxes rental operations	96,252	94,612	88,783	82,392	93,145
Sales	1,266	1,044	2,362	1,314	1,388
Other	405	397	210	124	98
Total Tanks and Boxes revenues	$97,923	$96,053	$91,355	$83,830	$94,631
Percentage of rental revenues	19.2%	21.9%	22.1%	21.6%	25.0%
Percentage of total revenues	17.2%	19.3%	19.8%	19.8%	23.4%
Rental equipment, at cost (year-end)	$316,261	$313,573	$309,808	$308,542	$310,263
Rental equipment, net book value (year-end)	$185,039	$197,533	$208,981	$221,778	$237,927
Utilization (year-end) [1]	48.4%	56.4%	57.5%	50.7%	49.7%
Average utilization [1]	54.7%	59.9%	56.0%	50.1%	58.3%
Average rental equipment, at cost [2]	$313,810	$310,401	$307,558	$307,416	$304,001
Annual yield on average rental equipment, at cost [4]	21.6%	22.4%	20.8%	19.1%	22.5%
Gross margin on rental revenues	58.3%	61.1%	58.7%	55.5%	61.9%
Gross margin on sales	25.1%	3.7%	15.2%	(2.1)%	(25.1)%

Total revenues	$570,230	$498,330	$462,034	$424,080	$404,544
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

Our ability to retain our executive management and to recruit, retain and motivate key qualified employees is critical to the success of our business.

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

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws.  As part of our business, we develop, receive and retain confidential data about our company and our customers.

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

At December 31, 2019, we had $35.5 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our facilities, rental equipment and distribution systems may be subject to catastrophic loss due to fire, flood, hurricane, earthquake, terrorism or other natural or man-made disasters.  In particular, our headquarters, three operating facilities, and certain of our rental equipment are located in areas of California, with above average seismic activity and could be subject to catastrophic loss caused by an earthquake.  Our rental equipment and facilities in Texas, Louisiana, Florida, North Carolina and Georgia are located in areas subject to hurricanes and other tropical storms.  In addition to customers’ insurance on rented equipment, we carry property insurance on our rental equipment in inventory and operating facilities as well as business interruption insurance.  We believe our insurance policies have adequate limits and deductibles to mitigate the potential loss exposure of our business.  We do not maintain financial reserves for policy deductibles and our insurance policies contain exclusions that are customary for our industry, including exclusions for earthquakes, flood and terrorism.  If any of our facilities or a significant amount of our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by insurance, which could have a material adverse effect on our results of operations.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay based on the $193.4 million balance of variable rate debt outstanding at December 31, 2019.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements.  Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources.  We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of December 31, 2019 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable.  If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Some of our competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In August 2018, WillScot Corporation completed the acquisition of Modspace.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2019, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2019, Mobile Modular purchased 27% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

The majority of our rental equipment portfolio is comprised of general purpose test and measurement instruments purchased from leading manufacturers such as Keysight Technologies, Rhode & Schwarz and Tektronix, a division of Fortive Corporation.  We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business and reputation may be materially and adversely affected.

If we are not able to anticipate and mitigate the risks associated with operating internationally, there could be a material adverse effect on our operating results.

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues.  In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue.   Over time, the amount of our international business may increase if we focus on international market opportunities. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

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

The impact of the coronavirus on our operations, and the operations of our customers, suppliers and logistics providers, may harm our business.

We are monitoring the potential impact of the coronavirus outbreak in China.  This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  The significance of the impact on us is yet uncertain; however, a material adverse effect on our customers, suppliers, or logistics providers could impact our operating results.

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

Adler Tanks’ revenues are derived from the rental of tanks and boxes to companies involved in oil and gas exploration, extraction and refinement, environmental remediation and wastewater/groundwater treatment, infrastructure and building construction and various industrial services, among others.  We expect tank and box rental revenues will primarily be affected by the business activity within these industries.  Historically, these industries have been cyclical and have experienced periodic downturns, which have a material adverse impact on the industry’s demand for equipment, including the tanks and boxes rented by us.  Lower oil or gas prices may have an adverse effect on our liquid and solid containment tanks and boxes business. Any steep decline in both domestic and international oil and gas prices driven by materially higher supply levels and weak demand could have a significant negative impact on the industry’s demand for equipment, especially if such market conditions continue for an extended period of time.  If the price reduction causes customers to limit or stop exploration, extraction or refinement activities, resulting in lower demand and pricing for renting Adler Tank’s products, our financial results could be adversely impacted.  Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity.  Any of these factors may result in excess inventory or impairment charges and reduce our operating results and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our rental products and reduce our operating results and cash flows.

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the twelve months ended December 31, 2019, oil and gas exploration and production accounted for approximately 10% of Adler Tanks’ rental revenues, and approximately 2% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Mobile Modular – Five inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored are located in Livermore, California (137 acres in the San Francisco Bay Area), Mira Loma, California (79 acres in the Los Angeles area), Pasadena, Texas (50 acres in the Houston area), in Grand Prairie, Texas (43 acres in Dallas area), Auburndale, Florida (123 acres in the Orlando area) and Arcade, Georgia (48 acres in the Atlanta area).  The inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product.  The Company also has a leased modular sales office in Charlotte, North Carolina from which the states of North Carolina, South Carolina, Virginia and Maryland are served.

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

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.  As of February 25, 2020, the Company's common stock was held by approximately 40 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Stock Repurchase Plan

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the twelve months ended December 31, 2019 and 2018.  As of December 31 2019, 1,592,026 shares remain authorized for repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2019 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Selected Consolidated Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Operations Data
Revenues
Rental	$353,889	$318,774	$289,417	$271,388	$273,696
Rental related services	101,038	82,907	78,068	75,859	73,314
Rental operations	454,927	401,681	367,485	347,247	347,010
Sales	110,229	92,618	91,500	74,410	55,385
Other	5,074	4,031	3,049	2,423	2,149
Total revenues	570,230	498,330	462,034	424,080	404,544
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	80,391	73,139	69,908	72,197	75,213
Rental related services	76,241	64,298	60,029	59,044	57,144
Other	79,365	68,678	65,472	60,130	58,511
Total direct costs of rental operations	235,997	206,115	195,409	191,371	190,868
Costs of sales	68,068	58,964	60,280	48,542	36,769
Total costs of revenues	304,065	265,079	255,689	239,913	227,637
Gross profit	266,165	233,251	206,345	184,167	176,907
Selling and administrative expenses	124,793	115,770	111,605	104,908	99,950
Income from operations	141,372	117,481	94,740	79,259	76,957
Other income (expense):
Interest expense	(12,331)	(12,297)	(11,622)	(12,207)	(10,092)
Foreign currency exchange gain (loss)	84	(489)	334	(121)	(488)
Income before provision (benefit) for income taxes	129,125	104,695	83,452	66,931	66,377
Provision (benefit) for income taxes	32,319	25,289	(70,468)	28,680	25,907
Net income	$96,806	$79,406	$153,920	$38,251	$40,470
Earnings per share:
Basic	$3.99	$3.29	$6.41	$1.60	$1.60
Diluted	$3.93	$3.24	$6.34	$1.60	$1.59
Shares used in per share calculations:
Basic	24,250	24,141	23,999	23,900	25,369
Diluted	24,623	24,540	24,269	23,976	25,457
Balance Sheet Data (at period end)
Rental equipment, at cost	$1,520,411	$1,416,000	$1,347,533	$1,324,057	$1,310,083
Rental equipment, net	$967,500	$901,015	$862,320	$856,371	$869,601
Total assets	$1,309,875	$1,217,316	$1,147,854	$1,128,276	$1,152,709
Notes payable	$293,431	$298,564	$303,414	$326,266	$381,281
Shareholders' equity	$634,036	$571,535	$524,184	$394,287	$379,687
Shares issued and outstanding	24,296	24,182	24,052	23,948	23,851
Book value per share	$26.10	$23.63	$21.79	$16.46	$15.92
Total liabilities to equity	1.07	1.13	1.19	1.86	2.04
Debt (notes payable) to equity	0.46	0.52	0.58	0.83	1.00
Return on average equity	16.1%	14.6%	37.1%	9.8%	9.8%
Cash dividends declared per common share	$1.50	$1.36	$1.04	$1.02	$1.00

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$96,806	$79,406	$153,920	$38,251	$40,470
Provision (benefit) for income taxes	32,319	25,289	(70,468)	28,680	25,907
Interest expense	12,331	12,297	11,622	12,207	10,092
Depreciation and amortization	89,476	81,975	78,416	81,179	84,280
EBITDA	230,932	198,967	173,490	160,317	160,749
Impairment of rental assets	—	39	1,639	—	—
Share-based compensation	5,892	4,111	3,198	3,091	3,399
Adjusted EBITDA [1]	$236,824	$203,117	$178,327	$163,408	$164,148
Adjusted EBITDA margin [2]	42%	41%	39%	39%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Adjusted EBITDA [1]	$236,824	$203,117	$178,327	$163,408	$164,148
Interest paid	(12,475)	(12,598)	(11,825)	(12,436)	(10,041)
Income taxes paid, net of refunds received	(17,528)	(18,157)	(29,504)	(15,555)	(2,498)
Gain on sale of used rental equipment	(21,309)	(19,559)	(17,733)	(13,739)	(11,902)
Foreign currency exchange (gain) loss	(84)	489	(334)	121	488
Amortization of debt issuance cost	11	20	50	51	52
Change in certain assets and liabilities:
Accounts receivable, net	(6,310)	(15,144)	(8,995)	(1,860)	5,777
Income taxes receivable	—	—	—	11,000	(11,000)
Prepaid expenses and other assets	(13,530)	(9,351)	3,124	1,949	12,910
Accounts payable and other liabilities	17,257	3,592	7,559	7,220	(10,531)
Deferred income	5,138	10,258	1,720	536	7,149
Net cash provided by operating activities	$187,994	$142,667	$122,389	$140,695	$144,552

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2019, the actual ratio was 4.27 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2019, the actual ratio was 1.24 to 1.

At December 31, 2019, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2019, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 54%, 27%, 11% and 8%, respectively, of the Company’s income before provision for taxes (the equivalent of “pre-tax income”), compared to 53%, 28%, 14% and 5%, respectively, for 2018.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 80% of the Company’s total revenues in 2019 and for the three years ended December 31, 2019.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 54%, 23% and 23%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 20% of the Company’s consolidated revenues in 2019 and for the three years ended December 31, 2019. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 74%, 24% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 25%, 24% and 26% of the Company’s consolidated rental and sales revenues for 2019, 2018 and 2017, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

In February 2020, the Company announced that its board of directors declared a cash dividend of $0.42 per common share for the quarter ending March 31, 2020, an increase of 12% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2019 over	2018 over
	2019–2017	2019	2018	2017	2018	2017
Revenues
Rental	63%	62%	64%	63%	11%	10%
Rental related services	17	18	17	17	22	6
Rental operations	80	80	81	80	13	9
Sales	19	19	19	20	19	1
Other	1	1	—	—	26	32
Total revenues	100	100	100	100	14	8
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	15	14	15	15	10	5
Rental related services	13	13	13	13	19	7
Other	14	14	14	14	16	5
Total direct costs of rental operations	42	41	42	42	14	5
Cost of sales	12	12	11	13	15	(2)
Total costs	54	53	53	55	15	4
Gross profit	46	47	47	45	14	13
Selling and administrative expenses	23	22	23	24	8	4
Income from operations	23	25	24	21	20	24
Other income (expense):
Interest expense	2	2	3	3	0	6
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before (benefit) provision for income taxes	21	23	21	18	23	25
Provision (benefit) for income taxes	(1)	6	5	(15)	28	nm
Net income	22%	17%	16%	33%	22%	(49)%

nm = not meaningful

Twelve Months Ended December 31, 2019 Compared to

Twelve Months Ended December 31, 2018

Overview

Consolidated revenues in 2019 increased 14%, to $570.2 million from $498.3 million in 2018.  Consolidated net income in 2019 increased to $96.8 million, or $3.93 per diluted share in 2019, compared to $79.4 million, or $3.24 per diluted share, in 2018.  The Company’s year over year total revenue increase was primarily due to higher rental, rental related services and sales revenues as more fully described below.

For 2019 compared to 2018, on a consolidated basis:

•

Gross profit increased $32.9 million, or 14%, to $266.2 million. Mobile Modular’s gross profit increased $22.9 million, or 19%, due to higher gross profit on rental, rental related services and sales revenues. TRS-RenTelco’s gross profit increased $6.0 million, or 11%, primarily due to higher gross profit on rental revenues.  Enviroplex’s gross profit increased $5.0 million, or 53%, due to $10.8 million higher sales revenues and higher gross margins of 37.1% compared to 33.3% in 2018. Adler Tanks’ gross profit decreased $1.0 million, or 2%, due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and sales revenues.

•	Selling and administrative expenses increased $9.0 million, or 8%, to $124.8 million, primarily due to increased salaries and employee benefit costs.
•	Interest expense was flat at $12.3 million, as 3% higher net average interest rate was offset by 3% lower average debt levels of the Company.
•

Pre-tax income contribution was 54%, 27% and 11% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2019, compared to 53%, 28% and 14%, respectively, in 2018. These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 8% and 5% in 2019 and 2018, respectively.

•	The provision for income taxes resulted in an effective tax rate of 25.0% and 24.2% for the twelve months ended December 31, 2019 and 2018, respectively.
•

Adjusted EBITDA increased $33.7 million, or 17%, to $236.8 million in 2019.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 30.

Mobile Modular

For 2019, Mobile Modular’s total revenues increased $46.4 million, or 18%, to $301.0 million compared to 2018, primarily due to higher rental, rental related services and sales revenues.  The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in an increase in pre-tax income of $14.4 million, or 26%, to $70.0 million in 2019.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2019 compared to 2018

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$182,316	$159,136	$23,180	15%
Rental related services	69,395	54,696	14,699	27%
Rental operations	251,711	213,832	37,879	18%
Sales	47,043	39,467	7,576	19%
Other	2,256	1,275	981	77%
Total revenues	301,010	254,574	46,436	18%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,071	21,200	871	4%
Rental related services	51,787	41,701	10,086	24%
Other	51,136	42,812	8,324	19%
Total direct costs of rental operations	124,994	105,713	19,281	18%
Costs of sales	32,398	28,111	4,287	15%
Total costs of revenues	157,392	133,824	23,568	18%
Gross Profit
Rental	109,109	95,123	13,986	15%
Rental related services	17,608	12,995	4,613	35%
Rental operations	126,717	108,118	18,599	17%
Sales	14,645	11,357	3,288	29%
Other	2,256	1,275	981	77%
Total gross profit	143,618	120,750	22,868	19%
Selling and administrative expenses	65,699	58,017	7,682	13%
Income from operations	77,919	62,733	15,186	24%
Interest expense allocation	(7,946)	(7,132)	814	11%
Pre-tax income	$69,973	$55,601	$14,372	26%
Other Selected Information
Average rental equipment [1]	$795,250	$756,513	$38,737	5%
Average rental equipment on rent	$629,459	$591,236	$38,223	6%
Average monthly total yield [2]	1.90%	1.75%		9%
Average utilization [3]	79.2%	78.20%		1%
Average monthly rental rate [4]	2.41%	2.24%		8%
Period end rental equipment [1]	$814,367	$775,492	$38,875	5%
Period end utilization [3]	79.1%	79.3%		0%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Mobile Modular’s gross profit for 2019 increased $22.9 million, or 19%, to $143.6 million.  For the year ended December 31, 2019 compared to the year ended December 31, 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $23.2 million, or 15%, due to 6% higher average rental equipment on rent and 8% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 12% in 2019 compared to 13% in 2018 and other direct costs were 28% in 2019 and 27% in 2018, which resulted in gross margin percentage of 60% in 2019 and 2018. The higher rental revenues and comparable rental margins resulted in gross profit on rental revenues increasing $14.0 million, or 15%, to $109.1 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $14.7 million, or 27%, compared to 2018.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased services performed during the lease.  The higher revenues and higher gross margin percentage of 25% in 2019 compared to 24% in 2018 resulted in rental related services gross profit increasing $4.6 million, or 35%, to $17.6 million in 2019.

•

Gross Profit on Sales – Sales revenues increased $7.6 million, or 19%, primarily due to higher new and used equipment sales.  The higher sales revenues, together with higher gross margins of 31% in 2019 compared to 29% in 2018, resulted in sales gross profit increasing $3.3 million, or 29%, to $14.6 million in 2019.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2019, Mobile Modular’s selling and administrative expenses increased $7.7 million, or 13%, to $65.7 million, primarily due to increased employee headcount, salaries and benefit costs and higher allocated corporate expenses.

TRS-RenTelco

For 2019, TRS-RenTelco’s total revenues increased $12.8 million, or 11%, to $131.5 million compared to 2018, primarily due to higher rental revenues, partly offset by lower sales revenues.  Pre-tax income increased $5.5 million, or 19%, to $34.2 million for 2019, primarily due to higher gross profit on rental revenues, partly offset by higher selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2019 compared to 2018

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$103,704	$89,937	$13,767	15%
Rental related services	3,260	3,300	(40)	(1)%
Rental operations	106,964	93,237	13,727	15%
Sales	22,106	23,061	(955)	(4)%
Other	2,413	2,359	54	2%
Total revenues	131,483	118,657	12,826	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	41,948	36,011	5,937	16%
Rental related services	2,791	2,698	93	3%
Other	16,303	14,699	1,604	11%
Total direct costs of rental operations	61,042	53,408	7,634	14%
Costs of sales	9,693	10,476	(783)	(7)%
Total costs of revenues	70,735	63,884	6,851	11%
Gross Profit
Rental	45,453	39,227	6,226	16%
Rental related services	469	602	(133)	(22)%
Rental operations	45,922	39,829	6,093	15%
Sales	12,413	12,585	(172)	(1)%
Other	2,413	2,359	54	2%
Total gross profit	60,748	54,773	5,975	11%
Selling and administrative expenses	24,645	22,823	1,822	8%
Income from operations	36,103	31,950	4,153	13%
Interest expense allocation	(1,970)	(2,696)	(726)	(27)%
Foreign currency exchange gain (loss)	84	(489)	573	nm
Pre-tax income	$34,217	$28,765	$5,452	19%
Other Selected Information
Average rental equipment [1]	$306,426	$275,891	$30,535	11%
Average rental equipment on rent	$202,832	$173,019	$29,813	17%
Average monthly total yield [2]	2.82%	2.72%		4%
Average utilization [3]	66.2%	62.7%		6%
Average monthly rental rate [4]	4.26%	4.33%		(2)%
Period end rental equipment [1]	$333,613	$283,905	$49,708	18%
Period end utilization [3]	64.5%	62.1%		4%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2019 increased $6.0 million, or 11%, to $60.7 million.  For the year ended December 31, 2019 compared to the year ended December 31, 2018:

•

Gross Profit on Rental Revenues – Rental revenues increased $13.8 million, or 15%, to $103.7 million with depreciation expense increasing $5.9 million, or 16%, and other direct costs increasing $1.6 million, or 11%, resulting in an increase in gross profit on rental revenues of $6.2 million, or 16%, to $45.5 million in 2019. As a percentage of rental revenues, depreciation was 40% in 2019 and 2018 and other direct costs was 16% in 2019 and 2018, which resulted in gross margin percentage of 44% in 2019 and 2018.  The rental revenues increase was due to 17% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates.

•

Gross Profit on Sales – Sales revenues decreased $1.0 million, or 4%, to $22.1 million in 2019. Gross profit on sales decreased $0.2 million with gross margin percentage increasing to 56% from 55% in 2018, primarily due to higher gross margins on used equipment sales. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2019, TRS-RenTelco’s selling and administrative expenses increased $1.8 million, or 8%, to $24.6 million, primarily due to higher salaries and employee benefit costs and higher allocated corporate expenses.

Adler Tanks

For 2019, Adler Tanks’ total revenues increased $1.9 million, or 2%, to $97.9 million compared to 2018, primarily due to higher rental related services and sales revenues, partly offset by lower rental revenues. Pre-tax income decreased $0.5 million, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on rental related services and lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2019 compared to 2018

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Revenues
Rental	$67,869	$69,701	$(1,832)	(3)%
Rental related services	28,383	24,911	3,472	14%
Rental operations	96,252	94,612	1,640	2%
Sales	1,266	1,044	222	21%
Other	405	397	8	2%
Total revenues	97,923	96,053	1,870	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,372	15,928	444	3%
Rental related services	21,663	19,899	1,764	9%
Other	11,926	11,167	759	7%
Total direct costs of rental operations	49,961	46,994	2,967	6%
Costs of sales	948	1,004	(56)	(6%)
Total costs of revenues	50,909	47,998	2,911	6%
Gross Profit			-
Rental	39,571	42,607	(3,036)	(7%)
Rental related services	6,720	5,012	1,708	34%
Rental operations	46,291	47,619	(1,328)	(3%)
Sales	318	39	279	nm
Other	405	397	8	2%
Total gross profit	47,014	48,055	(1,041)	(2)%
Selling and administrative expenses	29,321	30,026	(705)	(2)%
Income from operations	17,693	18,029	(336)	(2)%
Interest expense allocation	(3,436)	(3,252)	184	6%
Pre-tax income	$14,257	$14,777	$(520)	(4)%
Other Selected Information
Average rental equipment [1]	$313,810	$310,401	$3,409	1%
Average rental equipment on rent	$171,664	$185,809	$(14,145)	(8)%
Average monthly total yield [2]	1.80%	1.87%		(4)%
Average utilization [3]	54.7%	59.9%		(9)%
Average monthly rental rate [4]	3.29%	3.13%		5%
Period end rental equipment [1]	$314,976	$312,186	$2,790	1%
Period end utilization [3]	48.4%	56.4%		(14%)
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Adler Tanks’ gross profit for 2019 decreased $1.0 million, or 2%, to $47.0 million.  For the year ended December 31, 2019 compared to year ended December 31, 2018:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.8 million, or 3%, to $67.9 million, due to 8% lower average rental equipment on rent, partly offset by 5% higher average monthly rental rates in 2019 as compared to 2018.  As a percentage of rental revenues, depreciation was 24% and 23% in 2019 and 2018, respectively, and other direct costs were 18% and 16% in 2019 and 2018, respectively, which resulted in gross margin percentages of 58% in 2019 compared to 61% in 2018.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $3.0 million, or 7%, to $39.6 million in 2019.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.5 million, or 14%, compared to 2018, primarily due to increased cleaning and repair revenues. The higher revenues together with higher gross margin percentage of 24% in 2019 compared to 20% in 2018 resulted in rental related services gross profit increasing $1.7 million, or 34%, to $6.7 million in 2019.

For 2019, Adler Tanks’ selling and administrative expenses decreased $0.7 million, or 2%, to $29.3 million, primarily due to decreased employee headcount, salaries and benefit costs.

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

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2019 as compared to 2018 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $188.0 million for 2019 as compared to $142.7 million in 2018.  The 32% increase was primarily attributable to higher operating profit, increased accounts payable and accrued liabilities and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $143.1 million for 2019 as compared to $104.5 million in 2018.  The $38.6 million increase was primarily due to $44.6 million higher purchases of rental equipment of $167.7 million in 2019, compared to $123.1 million in 2018, partly offset by $3.6 million lower purchases of property, plant and equipment and $2.7 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $44.0 million in 2019 as compared to $39.1 million in 2018. The $4.9 million increase was primarily due to $20.3 million lower net borrowings under bank lines of credit and $4.6 million higher dividend payments, partly offset by $20.0 million lower payment of principal Series A Senior Notes.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2019	2018	2017	Totals
Cash provided by operating activities	$187,994	$142,667	$122,389	$453,050
Proceeds from sales of used rental equipment	44,447	41,786	38,344	124,577
Cash available for purchase of rental equipment	232,441	184,453	160,733	577,627
Purchases of rental equipment	(167,703)	(123,071)	(94,579)	(385,353)
Cash paid for acquisition of business assets	(7,808)	(7,543)	—	(15,351)
Cash available for other uses	$56,930	$53,839	$66,154	$176,923

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $12.1 million in 2019, $15.7 million in 2018 and $14.6 million in 2017, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $35.5 million, $30.9 million and $24.9 million in the years ended December 31, 2019, 2018 and 2017, respectively.

The Company has in the past made repurchases of shares of its common stock from time to time in the over-the-counter market (NASDAQ) and/or through privately negotiated, block transactions under an authorization from the Board of Directors.  Shares repurchased by the Company are canceled and returned to the status of authorized but unissued stock. There were no repurchases of common stock during the twelve months ended December 31, 2019, 2018 and 2017.  As of February 25, 2020, 1,592,026 shares remain authorized for repurchase.

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

At December 31, 2019, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $193.5 million was outstanding, and had capacity to borrow up to an additional $238.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2019, the actual ratio was 4.27 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2019, the actual ratio was 1.24 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2019, such sum was $388.1 million and the actual Tangible Net Worth of the Company was $598.5 million.

At December 31, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2019, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2019, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2019, the actual ratio was 4.27 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2019, the actual ratio was 1.24 to 1.

•

Permit tangible net worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii)  90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2019, such sum was $388.1 million and the actual tangible net worth of the Company was $598.5 million.

At December 31, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations and Commitments

At December 31, 2019, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2021, outstanding amounts under our 3.68% and 3.84% senior notes due in 2021 and 2022, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2019 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$193,459	$—	$193,459	$—	$—
3.68% Series B senior notes due in 2021	42,944	1,472	41,472	—	—
3.84% Series C senior notes due in 2022	66,918	2,310	64,608	—	—
Operating leases for facilities	9,495	2,732	4,175	2,295	293
Total contractual obligations	$312,816	$6,514	$303,714	$2,295	$293

The Company believes that its needs for working capital and capital expenditures through 2019 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company's Consolidated Statements of Cash Flows on page 62 for a more detailed presentation of the sources and uses of the Company's cash.

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

Off Balance Sheet Transactions

As of December 31, 2019, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 3.68% and 3.84% senior notes due in 2021 and 2022, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2019.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series B and Series C Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2019.

(dollar amounts in thousands)	2021	2022	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$193,459	$—	$—	$193,459	$193,459
Weighted average interest rate	3.59%	—	—	3.59%
3.68% Series B senior notes due in 2021	$40,000	$—	$—	$40,000	$40,817
Stated interest rate	3.68%	—	—	3.68%
3.84% Series C senior notes due in 2022	$—	$60,000	$—	$60,000	$60,611
Stated interest rate	—	3.84%	—	3.84%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017.  The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2019, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.

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

February 25, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of TRS-RenTelco rental equipment

As described further in note 1 to the financial statements, the Company evaluates the carrying value of rental equipment for impairment whenever events and circumstances have occurred that would indicate the carrying amount may not be fully recoverable. We identified the valuation of the Company’s TRS-RenTelco rental equipment as a critical audit matter.

The principal consideration for our determination of the valuation of the TRS-RenTelco rental equipment as a critical audit matter is that the TRS-RenTelco rental equipment can be sensitive to new developments in technology, which creates the risk that equipment could become obsolete or impaired. Management’s impairment analysis relies on estimates of future financial performance of its rental equipment. These estimates include assumptions based upon historical and projected results including utilization, rental pricing and the equipment’s useful life and expected sales proceeds. The failure to achieve these projections might be indicators of potential impairment.

Our audit procedures related to the impairment of TRS-RenTelco rental equipment included the following, among others.

•

We tested the design and operating effectiveness of controls relating to the impairment process, determination of the assumptions, and review of equipment that didn’t meet assumed performance thresholds.

•	We evaluated the appropriateness of useful lives assigned to the rental equipment.

•

We analyzed trends in utilization and yield at a disaggregated product level, both year-over-year and quarter-over-quarter to evaluate if indicators of impairment were present for any particular product.

•	For a sample of assets, we inspected underlying documents and compared to the information in management’s analysis for accuracy.
•	We independently identified any underperforming assets by recalculating management’s analysis performed by using actual margins on sales proceeds.
•	For assets discussed above, we inquired of management with respect to the assets and factors driving assessment of realizability and corroborated explanations received.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

San Jose, California

February 25, 2020

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2019	2018
Assets
Cash	$2,342	$1,508
Accounts receivable, net of allowance for doubtful accounts of $1,883 in 2019 and 2018	128,099	121,016
Rental equipment, at cost:
Relocatable modular buildings	868,807	817,375
Electronic test equipment	335,343	285,052
Liquid and solid containment tanks and boxes	316,261	313,573
	1,520,411	1,416,000
Less accumulated depreciation	(552,911)	(514,985)
Rental equipment, net	967,500	901,015
Property, plant and equipment, net	131,047	126,899
Prepaid expenses and other assets	45,356	31,816
Intangible assets, net	7,334	7,254
Goodwill	28,197	27,808
Total assets	$1,309,875	$1,217,316
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$293,431	$298,564
Accounts payable and accrued liabilities	109,174	90,844
Deferred income	54,964	49,709
Deferred income taxes, net	218,270	206,664
Total liabilities	675,839	645,781
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,296 shares as of December 31, 2019 and 24,182 shares as of December 31, 2018	106,360	103,801
Retained earnings	527,746	467,783
Accumulated other comprehensive loss	(70)	(49)
Total shareholders’ equity	634,036	571,535
Total liabilities and shareholders’ equity	$1,309,875	$1,217,316

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Revenues
Rental	$353,889	$318,774	$289,417
Rental related services	101,038	82,907	78,068
Rental operations	454,927	401,681	367,485
Sales	110,229	92,618	91,500
Other	5,074	4,031	3,049
Total revenues	570,230	498,330	462,034
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	80,391	73,139	69,908
Rental related services	76,241	64,298	60,029
Other	79,365	68,678	65,472
Total direct costs of rental operations	235,997	206,115	195,409
Costs of sales	68,068	58,964	60,280
Total costs of revenues	304,065	265,079	255,689
Gross profit	266,165	233,251	206,345
Selling and administrative expenses	124,793	115,770	111,605
Income from operations	141,372	117,481	94,740
Other income (expense):
Interest expense	(12,331)	(12,297)	(11,622)
Foreign currency exchange gain (loss)	84	(489)	334
Income before provision for income taxes	129,125	104,695	83,452
Provision (benefit) for income taxes	32,319	25,289	(70,468)
Net income	$96,806	$79,406	$153,920
Earnings per share:
Basic	$3.99	$3.29	$6.41
Diluted	$3.93	$3.24	$6.34
Shares used in per share calculation:
Basic	24,250	24,141	23,999
Diluted	24,623	24,540	24,269
Cash dividends declared per share	$1.50	$1.36	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income	$96,806	$79,406	$153,920
Other comprehensive income (loss):
Foreign currency translation adjustment	(29)	161	(174)
Tax benefit (provision)	8	(42)	61
Comprehensive income	$96,785	$79,525	$153,807

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	23,948	$101,821	$292,521	$(55)	$394,287
Net income	—	—	153,920	—	153,920
Share-based compensation	—	3,198	—	—	3,198
Common stock issued under stock plans, net of shares withheld for employee taxes	104	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,072)	—	—	(2,072)
Dividends accrued at $1.04 per share	—	—	(25,036)	—	(25,036)
Other comprehensive loss	—	—	—	(113)	(113)
Balance at December 31, 2017	24,052	102,947	421,405	(168)	524,184
Net income	—	—	79,406	—	79,406
Share-based compensation	—	4,111	—	—	4,111
Common stock issued under stock plans, net of shares withheld for employee taxes	130	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,257)	—	—	(3,257)
Dividends accrued at $1.36 per share	—	—	(33,028)	—	(33,028)
Other comprehensive gain	—	—	—	119	119
Balance at December 31, 2018	24,182	103,801	467,783	(49)	571,535
Net income	—	—	96,806	—	96,806
Share-based compensation	—	5,892	—	—	5,892
Common stock issued under stock plans, net of shares withheld for employee taxes	114	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,333)	—	—	(3,333)
Dividends accrued at $1.50 per share	—	—	(36,843)	—	(36,843)
Other comprehensive loss	—	—	—	(21)	(21)
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$96,806	$79,406	$153,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,476	81,975	78,416
Impairment of rental assets	—	39	1,639
Provision for doubtful accounts	1,013	581	1,480
Share-based compensation	5,892	4,111	3,198
Gain on sale of used rental equipment	(21,309)	(19,559)	(17,733)
Foreign currency exchange (gain) loss	(84)	489	(334)
Amortization of debt issuance costs	11	20	50
Change in:
Accounts receivable	(7,323)	(15,725)	(10,475)
Prepaid expenses and other assets	(13,530)	(9,351)	3,124
Accounts payable and accrued liabilities	20,298	(1,612)	4,015
Deferred income	5,138	10,258	1,720
Deferred income taxes	11,606	12,035	(96,631)
Net cash provided by operating activities	187,994	142,667	122,389
Cash Flows from Investing Activities:
Purchases of rental equipment	(167,703)	(123,071)	(94,579)
Purchases of property, plant and equipment	(12,080)	(15,664)	(14,617)
Cash paid for acquisition of business assets	(7,808)	(7,543)	—
Proceeds from sales of used rental equipment	44,447	41,786	38,344
Net cash used in investing activities	(143,144)	(104,492)	(70,852)
Cash Flows from Financing Activities:
Net borrowings (repayment) under bank lines of credit	(5,144)	15,130	(2,902)
Principal payments on Series A senior notes	—	(20,000)	(20,000)
Taxes paid related to net share settlement of stock awards	(3,333)	(3,257)	(2,072)
Payment of dividends	(35,539)	(30,939)	(24,876)
Net cash used in financing activities	(44,016)	(39,066)	(49,850)
Effect of foreign currency exchange rate changes on cash	—	(102)	(38)
Net increase (decrease) in cash	834	(993)	1,649
Cash balance, beginning of period	1,508	2,501	852
Cash balance, end of period	$2,342	$1,508	$2,501
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$12,475	$12,598	$11,825
Net income taxes paid, during the period	$17,528	$18,157	$29,504
Dividends accrued during the period, not yet paid	$9,489	$8,388	$6,260
Rental equipment acquisitions, not yet paid	$6,496	$9,695	$6,405

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the year ended December 31, 2019.  The Company recorded an impairment of modular rental equipment of $0.1 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2019	2018
Land	Indefinite	$54,423	$50,689
Land improvements	20 – 50	52,325	50,064
Buildings	30	29,848	29,359
Furniture, office and computer equipment	3 – 10	36,610	33,081
Vehicles and machinery	5 – 25	41,877	38,199
		215,083	201,392
Less accumulated depreciation		(84,308)	(77,118)
		130,775	124,274
Construction in progress		272	2,625
		$131,047	$126,899

Property, plant and equipment depreciation expense was $8.2 million, $8.0 million and $7.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Construction in progress at December 31, 2019 and 2018 consisted primarily of costs related to acquisition of land and land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance, training and post implementation costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $3.0 million and $0.1 million in internal use software during the years ended December 31, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $3.6 million, $3.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years.  At December 31, 2019 and 2018, goodwill and trade name intangible assets which have indefinite lives totaled $34.1 million and $33.7 million, respectively.

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

The impairment review of the Company’s goodwill is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test.  In the first step, the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

The Company conducted its annual impairment analysis in the fourth quarter of its fiscal year.  The impairment analysis did not result in an impairment charge for the fiscal years ended 2019, 2018 or 2017.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2019	2018	2017
Weighted-average common stock for calculating basic earnings per share	24,250	24,141	23,999
Effect of potentially dilutive securities from equity-based compensation	373	399	270
Weighted-average common stock for calculating diluted earnings per share	24,623	24,540	24,269

In 2017, there were 7,000 options to purchase common stock that were not included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.  There were no shares excluded in 2019 and 2018.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There were no repurchases of common stock during the twelve months ended December 31, 2019, 2018 and 2017.  As of December 31, 2019, 1,592,026 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $37.2 million at December 31, 2019 and $32.3 million at December 31, 2018. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts activity was as follows:

(in thousands)	2019	2018
Beginning balance, January 1	$1,883	$1,920
Provision for doubtful accounts	1,013	581
Write-offs, net of recoveries	(1,013)	(618)
Ending balance, December 31	$1,883	$1,883

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $101.4 million and $99.0 million compared to the recorded value of $100.0 million as of December 31, 2019 and 2018, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

  In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), requiring companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected.  This new guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.  This guidance does not apply to receivables arising from operating leases and will be effective for fiscal years and interim periods beginning after December 15, 2019.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Lessee

The Company adopted ASU No. 2016-02, Leases (Subtopic 842-10) effective January 1, 2019.  Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: a) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The Company adopted the new guidance using the transition method that allowed it to initially apply this guidance on the adoption date.  The adoption did not result in a cumulative-effect adjustment to the Company’s opening retained earnings.  Because of the transition method the Company used to adopt the new guidance, historical financial information was not updated and the financial disclosures required under the new standard are not provided for periods prior to January 1, 2019.  The new guidance contains additional optional transition practical expedients intended to simplify adoption.  The Company elected the package of practical expedients that allows for not reassessing: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately.  ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company uses the interest rate stated in the lease as the discount rate.  If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments.  Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years.  The amount of payments associated with such options is not material.  Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases.  The adoption of the new guidance resulted in the recording of $10.0 million of ROU assets and operating lease liabilities, which were recorded in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

During the year ended December 31, 2019, operating lease expense was $3.8 million, which includes short term lease expense of $0.2 million.  At December 31, 2019, the weighted-average remaining lease term for operating leases was 3.8 years and the weighted average discount rate was 4.38%.  The Company had no sub-lease income during the year ended December 31, 2019, and did not have any finance leases as of December 31, 2019.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,568

Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,728

As of December 31, 2019, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2020	$3,350
2021	2,794
2022	1,958
2023	1,458
2024	915
Thereafter	293
Total lease payments	10,768
Less imputed interest	(823)
$9,945

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

As of December 31, 2019, maturities of operating lease payments to be received in 2020 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2020	$92,821
2021	30,926
2022	8,922
2023	2,145
2024	877
Thereafter	37
$135,728

In the year ended December 31, 2019, the Company’s lease revenues were $411.0 million, consisting of $407.6 of operating lease revenues and $3.4 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis, which results in a constant rate of return on the unrecovered lease investment.  For the year ended December 31, 2019, the Company’s finance lease revenues included $3.1 million of sales revenues and $0.3 million of interest income.  The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2019
Gross minimum lease payments receivable	$3,218
Less – unearned interest	(289)
Net investment in finance lease receivables	$2,929

As of December 31, 2019, the future minimum lease payments under non-cancelable finance leases to be received in 2020 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2020	$2,345
2021	629
2022	184
2023	50
2024	10
Thereafter	—
Total minimum future lease payments to be received	$3,218

NOTE 4. REVENUE RECOGNITION

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $17.5 million and $15.7 million at December 31, 2019 and 2018, respectively.  Sales revenues totaling $10.2 million were recognized during the year ended December 31, 2019, which were included in the contract liability balance at December 31, 2018.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.0 million and $1.4 million at December 31, 2019 and 2018, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2019, 2018 and 2017:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Year Ended December 31,
2019
Leasing	$234,032	$108,044	$68,917	$—	$410,993
Non-lease:
Rental related services	18,964	2,599	27,634	—	49,197
Sales	47,045	18,995	1,266	39,814	107,120
Other	969	1,845	106	—	2,920
Total non-lease	66,978	23,439	29,006	39,814	159,237
Total revenues	$301,010	$131,483	$97,923	$39,814	$570,230

2018
Leasing	$200,214	$94,345	$70,653	$—	$365,212
Non-lease:
Rental related services	14,870	2,607	24,276	—	41,753
Sales	39,467	19,895	1,044	29,046	89,452
Other	23	1,810	80	—	1,913
Total non-lease	54,360	24,312	25,400	29,046	133,118
Total revenues	$254,574	$118,657	$96,053	$29,046	$498,330

2017
Leasing	$180,612	$85,930	$64,676	$—	$331,218
Non-lease:
Rental related services	13,331	2,358	24,322	—	40,011
Sales	37,434	18,137	2,362	31,369	89,302
Other	(111)	1,619	(5)	—	1,503
Total non-lease	50,654	22,114	26,679	31,369	130,816
Total revenues	$231,266	$108,044	$91,355	$31,369	$462,034

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

NOTE 5. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2019	2018
Unsecured revolving lines of credit	$193,459	$198,603
3.68% Series B senior notes due in 2021	40,000	40,000
3.84% Series C senior notes due in 2022	60,000	60,000
	293,459	298,603
Unamortized debt issuance cost	(28)	(39)
	$293,431	$298,564

As of December 31, 2019, the future minimum payments under the unsecured revolving lines of credit, 3.68% Series B senior notes due in 2021 and 3.84% Series C senior notes due in 2022 are as follows:

(in thousands)
Year Ended December 31,
2020	$—
2021	233,459
2022	60,000
$293,459

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

At December 31, 2019, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $193.5 million was outstanding, and had capacity to borrow up to an additional $238.5 million. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2019, the actual ratio was 4.27 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2019, the actual ratio was 1.24 to 1.

•

Permit Tangible Net Worth as of the end of any fiscal quarter of the Company to be less than the sum of (i) $246.1 million plus (ii) 25% of the Company’s Consolidated Net Income (as defined in the Amended Credit Facility) (but only if a positive number) for each fiscal quarter ended subsequent to December 31, 2011 plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2011. At December 31, 2019, such sum was $388.1 million and the actual Tangible Net Worth of the Company was $598.5 million.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2019 and 2018, the applicable margins were 1.25% for LIBOR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $12.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021.  The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes. At December 31, 2019 and 2018, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company, bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022.  The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2019 and 2018, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2019, the actual ratio was 4.27 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2019, the actual ratio was 1.24 to 1.

•

Permit Tangible Net Worth, calculated as of the last day of each fiscal quarter, to be less than the sum of (i) $229.0 million, plus (ii) 25% of net income for such fiscal quarter subsequent to December 31, 2010, plus (iii) 90% of the net cash proceeds from the issuance of the Company’s capital stock after December 31, 2010.  At December 31, 2019, such sum was $388.1 million and the actual Tangible Net Worth of the Company was $598.5 million.

At December 31, 2019, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 6. INCOME TAXES

Income before provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2019	2018	2017
U.S.	$129,045	$104,881	$83,525
Foreign	80	(186)	(73)
	$129,125	$104,695	$83,452

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$11,744	$7,270	$21,171
State	7,353	4,253	2,976
Foreign	1,616	1,731	2,016
	20,713	13,254	26,163
Deferred:
U.S. Federal	10,719	10,355	(103,518)
State	895	1,637	6,948
Foreign	(8)	43	(61)
	11,606	12,035	(96,631)
Total	$32,319	$25,289	$(70,468)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	5.0	5.0	4.1
State deferred tax rate change, net of federal benefit	0.1	0.7	0.5
Valuation allowance	0.0	(0.5)	0.1
Share-based compensation	(1.6)	(1.9)	(1)
Enactment of the Tax Cuts and Jobs Act	(0.1)	(0.1)	(123)
Other	0.6	0.0	(0.2)
	25.0%	24.2%	(84.4)%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2019	2018
Deferred tax liabilities:
Accelerated depreciation	$221,627	$208,539
Prepaid costs currently deductible	5,668	4,845
Other	5,011	4,703
Total deferred tax liabilities	232,306	218,087
Deferred tax assets:
Accrued costs not yet deductible	8,860	7,796
Allowance for doubtful accounts	486	486
Deferred revenues	2,512	1,774
Share-based compensation	2,178	1,367
Total deferred tax assets, net of valuation allowance of $0.2 million in 2019 and 2018	14,036	11,423
Deferred income taxes, net	$218,270	$206,664

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017.  Among other provisions, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% in 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-source earnings.  As of December 31, 2019, the Company completed its accounting for the tax effects of enactment of the Tax Act without any material adjustments to its previous estimates.

As of December 31, 2019 the Company did not have a deferred tax liability related to its foreign earnings because it did not have any specific plans to repatriate funds from its international subsidiaries.  The Company may do so in the future if a dividend can be remitted with no material tax impact.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India that management estimated the benefit of which will not be realized.  As of December 31, 2019, the Company’s foreign net operating losses for tax purposes were $0.6 million.  If not realized, these carry forwards will begin to expire in 2023.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.  In 2019, 2018 and 2017 exercise of share-based awards by employees resulted in an excess tax benefit of $2.1 million, $2.0 million and $0.9 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2019 and 2018.  In addition, there have been no material changes in unrecognized benefits during 2019, 2018 and 2017.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2015.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2019, 2018 and 2017.

NOTE 7. BENEFIT PLANS

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares.  There were no modifications to the 2016 Plan and no awards classified as liabilities in the year ended December 31, 2019.

For the years ended December 31, 2019, 2018 and 2017, the share-based compensation expense was $5.9 million, $4.1 million and $3.2 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.6 million, $1.1 million and $1.3 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2019, 2018 and 2017.

Stock Options

As of December 31, 2019, a cumulative total of 8,458,600 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37.  Of these, options have been exercised for the purchase of 6,214,548 shares, while options for 1,663,912 shares have been terminated, and options for 580,140 shares with exercise prices ranging from $24.60 to $40.37 remained outstanding under the stock plans.  These options vest over five years and expire seven years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2019, 1,708,914 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2019 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2016	1,584,435	$28.14
Options granted	299,600	34.66
Options exercised	(398,275)	28.94
Options cancelled/forfeited/expired	(276,900)	28.04
Balance at December 31, 2017	1,208,860	28.14
Options granted	—	—
Options exercised	(332,810)	29.49
Options cancelled/forfeited/expired	(30,450)	28.27
Balance at December 31, 2018	845,600	28.14
Options granted	—	—
Options exercised	(260,860)	29.55
Options cancelled/forfeited/expired	(4,600)	30.59
Balance at December 31, 2019	580,140	$29.57	3.31	$27.2
Exercisable at December 31, 2019	289,350	$29.35	3.00	$13.6
Expected to vest after December 31, 2019	289,003	$29.80	3.61	$13.5

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $9.1 million, $9.0 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, determined as of the date of option exercise.  As of December 31, 2019, there was approximately $1.4 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 1.1 years.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2019	Weighted-average remaining contractual life (Years)	Weighted-average grant date value	Number exercisable at December 31, 2019	Weighted-average grant date value
$20 – 25	256,640	3.17	$24.60	128,440	$24.60
$25 – 30	6,150	3.13	$25.13	1,120	$25.14
$30 – 35	306,810	3.40	$33.48	155,710	$33.04
$35 – 40	6,800	4.00	$39.19	4,080	$39.19
$40 – 45	3,740	4.67	$40.37	—	$—
$20 – 45	580,140	3.31	$29.57	289,350	$29.35

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	—	—	5.0
Expected volatility	—	—	26.1%
Expected dividend yields	—	—	3.0%
Risk-free interest rates	—	—	2.0%

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

No options were granted in 2019 and 2018.  The weighted average grant date fair value per share was $6.28 during the year ended December 31, 2017.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2019:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2016	125,240	30.66
RSUs granted	70,960	34.53
RSUs vested	(36,336)	26.99
RSUs cancelled/forfeited/expired	(66,200)	32.63
Balance at December 31, 2017	93,664	33.62
RSUs granted	97,260	49.47
RSUs vested	(30,214)	33.16
RSUs cancelled/forfeited/expired	(21,200)	33.88
Balance at December 31, 2018	139,510	44.73
RSUs granted	83,440	59.98
RSUs vested	(25,862)	48.31
RSUs cancelled/forfeited/expired	(840)	59.84
Balance at December 31, 2019	196,248	$50.68	$15.0

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  The 2018 and 2019 performance-based RSU grants vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met.  There were 200,839 performance-based RSUs expected to vest as of December 31, 2019.  Service-based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service–based RSUs issued to the Company’s management vest over three years. There were 81,984 service-based RSUs expected to vest as of December 31, 2019.  No forfeitures are currently expected.  The total fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 based on the weighted average grant date values was $1.2 million, $1.0 million and $1.0 million, respectively.

Share-based compensation expense for RSUs for the year ended December 31, 2019, 2018 and 2017 was $4.7 million, $2.6 million and $1.4, respectively. As of December 31, 2019, the total unrecognized compensation expense related to unvested RSUs was $6.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  Each employee who has at least three months of service with the Company and is 21 years or older, is eligible to participate in the KSOP.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2019 dividends deducted by the Company were $0.4 million, which resulted in a tax benefit of approximately $0.1 million in 2019.

At December 31, 2019, the KSOP held 241,956 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 8. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were no repurchases of common stock during the twelve months ended December 31, 2019 and 2018.  As of December 31, 2019, 1,592,026 shares remain authorized for repurchase under this authorization.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

(in thousands)
Year Ended December 31,
2020	$2,732
2021	2,370
2022	1,805
2023	1,290
2024	1,005
Thereafter	293
$9,495

Facility rent expense was $3.9 million in 2019 and $3.5 million in 2018 and 2017.

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

The Company’s health plans is self-funded high deductible plans with annual stop-loss insurance of $200,000 per claim.  Beginning in 2019, the Company’s workers compensation insurance is underwritten by an insurance company with no stop-loss value and $350,000 for prior claim years.  Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis.  In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate.  The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end.  The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates.  A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued.  In addition, our assumptions will change as the Company’s loss experience develops.  All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued.  At December 31, 2019 and 2018, accruals for the Company’s health and workers’ compensation high deductible plans were $2.8 million and $3.0 million, respectively.

NOTE 10. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	December 31, 2019	December 31, 2018
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	9,849
Non-compete agreements	5	157	—
		16,672	15,720
Less accumulated amortization		(9,338)	(8,466)
		$7,334	$7,254

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in each of the years ended December 31, 2019, 2018 and 2017 was $0.9 million.  Based on the carrying values at December 31, 2019 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.2 million in 2020 and $0.2 million in 2021 through 2026.

NOTE 11.  ACQUISITION

On August 15, 2019, the Company completed the purchase of the container rental business of ATP Containers LLC, dba TuffBox Container (“TuffBox”) for $7.8 million.  The Company accounted for this transaction as a business combination and the initial assessment of the fair value of the purchased assets was allocated primarily to rental equipment totaling $5.5 million and intangible assets totaling $1.3 million, which included $0.4 million allocated to goodwill.  The goodwill represents the future economic benefits to be derived from the geographic market expansion of the Company’s portable storage division.  The goodwill was recorded in the Mobile Modular segment and is fully deductible for income tax purposes.

The TuffBox operating results are included in the Mobile Modular segment results since the date of acquisition.  Supplemental pro forma prior year information has not been provided as the historical financial results of TuffBox were not significant.  Incremental transaction costs associated with the acquisition were not significant.

NOTE 12. RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended December 31, 2019 and 2018, or amounts owed to related parties at such dates.

NOTE 13. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2019, 2018 and 2017, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2019
Rental revenues	$182,316	$103,704	$67,869	$—	$353,889
Rental related services revenues	69,395	3,260	28,383	—	101,038
Sales and other revenues	49,299	24,519	1,671	39,814	115,303
Total revenues	301,010	131,483	97,923	39,814	570,230
Depreciation of rental equipment	22,071	41,948	16,372	—	80,391
Gross profit	143,618	60,748	47,014	14,785	266,165
Selling and administrative expenses	65,699	24,645	29,321	5,128	124,793
Income from operations	77,919	36,103	17,693	9,657	141,372
Interest expense (income) allocation	7,946	1,970	3,436	(1,021)	12,331
Income before provision for income taxes	69,973	34,217	14,257	10,678	129,125
Rental equipment acquisitions	75,433	89,759	4,826	—	170,018
Accounts receivable, net (period end)	83,182	23,788	17,281	3,848	128,099
Rental equipment, at cost (period end)	868,807	335,343	316,261	—	1,520,411
Rental equipment, net book value (period end)	610,048	172,413	185,039	—	967,500
Utilization (period end) [2]	79.1%	64.5%	48.4%
Average utilization [2]	79.2%	66.2%	54.7%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex 1	Consolidated
Year Ended December 31,
2018
Rental revenues	$159,136	$89,937	$69,701	$—	$318,774
Rental related services revenues	54,696	3,300	24,911	—	82,907
Sales and other revenues	40,742	25,420	1,441	29,046	96,649
Total revenues	254,574	118,657	96,053	29,046	498,330
Depreciation of rental equipment	21,200	36,011	15,928	—	73,139
Gross profit	120,750	54,773	48,055	9,673	233,251
Selling and administrative expenses	58,017	22,823	30,026	4,904	115,770
Income from operations	62,733	31,950	18,029	4,769	117,481
Interest expense (income) allocation	(7,132)	(2,696)	(3,252)	783	(12,297)
Income before benefit for income taxes	55,601	28,765	14,777	5,552	104,695
Rental equipment acquisitions	63,374	65,467	5,257	—	134,098
Accounts receivable, net (period end)	72,295	20,732	19,992	7,997	121,016
Rental equipment, at cost (period end)	817,375	285,052	313,573	—	1,416,000
Rental equipment, net book value (period end)	572,032	131,450	197,533	—	901,015
Utilization (period end) 2	79.3%	62.1%	56.4%
Average utilization 2	78.2%	62.7%	59.9%

2017
Rental revenues	$142,584	$82,812	$64,021	$—	$289,417
Rental related services revenues	50,448	2,858	24,762	—	78,068
Sales and other revenues	38,234	22,374	2,572	31,369	94,549
Total revenues	231,266	108,044	91,355	31,369	462,034
Depreciation of rental equipment	21,247	32,891	15,770	—	69,908
Gross profit	103,935	50,289	43,218	8,903	206,345
Selling and administrative expenses	55,583	22,171	29,542	4,309	111,605
Income from operations	48,352	28,118	13,676	4,594	94,740
Interest expense (income) allocation	(6,671)	(2,320)	(3,071)	440	(11,622)
Income before provision for income taxes	41,681	26,132	10,605	5,034	83,452
Rental equipment acquisitions	34,526	58,781	4,800	—	98,107
Accounts receivable, net (period end)	59,274	19,581	18,663	8,354	105,872
Rental equipment, at cost (period end)	775,400	262,325	309,808	—	1,347,533
Rental equipment, net book value (period end)	543,857	109,482	208,981	—	862,320
Utilization (period end) 2	77.8%	61.7%	57.5%
Average utilization 2	76.8%	62.9%	56.0%

1

Gross Enviroplex sales revenues were $39,814, $30,407 and $31,369 in 2019, 2018 and 2017, respectively.  There were $1,361 inter-segment sales to Mobile Modular in 2018, which have been eliminated in consolidation.  There were no inter-segment sales in 2019 and 2017.

2

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2019, 2018 and 2017.  Revenue from foreign country customers accounted for 5%, 4% and 4% of the Company’s revenues for the same periods, respectively.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2019 is summarized below:

(in thousands, except per share amounts)	2019
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$82,696	$88,105	$90,857	$92,231	$353,889
Total revenues	122,008	127,439	173,562	147,221	570,230
Gross profit	57,005	59,881	78,282	70,997	266,165
Income from operations	27,310	29,066	46,748	38,248	141,372
Income before provision for income taxes	24,251	25,965	43,455	35,454	129,125
Net income	18,449	19,488	32,468	26,401	96,806
Earnings per share:
Basic	$0.76	$0.80	$1.34	$1.09	$3.99
Diluted	$0.75	$0.79	$1.32	$1.07	$3.93
Dividends declared per share	$0.375	$0.375	$0.375	$0.375	$1.50
Shares used in per share calculations:
Basic	24,195	24,246	24,268	24,290	24,250
Diluted	24,540	24,579	24,632	24,697	24,623
Balance Sheet Data
Rental equipment, net	$912,878	$943,152	$958,610	$967,500	$967,500
Total assets	1,239,633	1,280,249	1,306,223	1,309,875	1,309,875
Notes payable	289,464	301,878	301,469	293,431	293,431
Shareholders’ equity	580,643	592,309	616,715	634,036	634,036

	2018
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$74,261	$77,267	$82,155	$85,091	$318,774
Total revenues	105,085	116,983	143,147	133,115	498,330
Gross profit	50,170	53,928	64,050	65,103	233,251
Income from operations	22,042	24,449	35,824	35,166	117,481
Income before provision for income taxes	19,018	21,106	32,553	32,018	104,695
Net income	14,466	15,912	24,779	24,249	79,406
Earnings per share:
Basic	$0.60	$0.66	$1.03	$1.00	$3.29
Diluted	$0.59	$0.65	$1.01	$0.99	$3.24
Dividends declared per share	$0.34	$0.34	$0.34	$0.34	$1.36
Shares used in per share calculations:
Basic	24,067	24,145	24,172	24,179	24,141
Diluted	24,478	24,584	24,563	24,514	24,540
Balance Sheet Data
Rental equipment, net	$865,338	$876,522	$888,607	$901,015	$901,015
Total assets	1,148,858	1,180,209	1,201,799	1,217,316	1,217,316
Notes payable	300,595	314,860	309,006	298,564	298,564
Shareholders’ equity	530,284	537,195	554,547	571,535	571,535

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2019, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 55.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders to be held on June 3, 2020, which will be filed with the Securities and Exchange Commission no later than April 24, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders to be held on June 3, 2020, which will be filed with the Securities and Exchange Commission no later than April 24, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders to be held on June 3, 2020, which will be filed with the Securities and Exchange Commission no later than April 24, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders to be held on June 3, 2020, which will be filed with the Securities and Exchange Commission no later than April 24, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders to be held on June 3, 2020, which will be filed with the Securities and Exchange Commission no later than April 24, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Schedules and exhibits required by Article 5 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp. ‘P’	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp. ‘P’	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K (filed July 24, 2018) and incorporated herein by reference.

4.1	Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, dated June 2, 2004.	Filed as exhibit 10.12 to the Company’s Current Report on Form 8-K (filed June 10, 2004), and incorporated herein by reference.

4.1.1	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of July 11, 2005.	Filed as exhibit 10.19 to the Company’s Current Report on Form 8-K (filed July 15, 2005), and incorporated herein by reference.

4.1.2	Amendment to Note Purchase and Private Shelf Agreement between the Company and Prudential Investment Management, Inc., as placement agent, effective as of October 20, 2008.	Filed as exhibit 4.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed February 26, 2010), and incorporated herein by reference.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

4.2	Credit Agreement dated as of March 31, 2016 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.1	Guaranty dated as of March 31, 2016 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.2	$12,000,000 committed Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2016.	Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference.

4.2.3 4.2.4	$12,000,000 Credit Line Note, dated March 31, 2016, in favor of MUFG Union Bank, N.A. Description of Registrant’s Securities.	Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 5, 2016) and incorporated herein by reference. Filed herewith..

Number	Description	Method of Filing

10.1	McGrath RentCorp 1998 Stock Option Plan as amended and restated on November 22, 2002.	Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 20, 2003), and incorporated herein by reference.

10.1.1	Exemplar Incentive Stock Option for Employees Under the 1998 Stock Option Plan.	Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.1.2	Exemplar Non-Qualified Stock Option for Directors under the 1998 Stock Option Plan.	Filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (filed November 12, 1998), and incorporated herein by reference.

10.2	Exemplar Form of the Directors, Officers and Other Agents Indemnification Agreements.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 18, 2002), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

10.7	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.7.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement	Filed as exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104     Cover Page Interactive Data File (embedded within the inline XBRL document).

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2020		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kim A. Box	Director	February 25, 2020
KIM A. BOX

/s/ William J. Dawson	Director	February 25, 2020
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 25, 2020
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 25, 2020
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Director	February 25, 2020
BRADLEY M. SHUSTER

/s/ M. Richard Smith	Director	February 25, 2020
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 25, 2020
DENNIS P. STRADFORD

/s/ Ronald H. Zech	Chairman of the Board	February 25, 2020
RONALD H. ZECH