Form 10-Q
period 2020-03-31
MCGRATH RENTCORP
filed 2020-04-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 28, 2020, 24,149,522 shares of Registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements.  These forward-looking statements also can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “predict,” “project,” or “will,” or the negative of these terms or other comparable terminology.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of March 31, 2020 and the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the three-months ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Jose, California

April 29, 2020

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenues
Rental	$89,506	$82,696
Rental related services	24,511	21,455
Rental operations	114,017	104,151
Sales	14,366	16,825
Other	1,070	1,032
Total revenues	129,453	122,008
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,638	18,961
Rental related services	18,263	16,363
Other	19,453	19,733
Total direct costs of rental operations	59,354	55,057
Costs of sales	8,443	9,946
Total costs of revenues	67,797	65,003
Gross profit	61,656	57,005
Selling and administrative expenses	31,954	29,695
Income from operations	29,702	27,310
Other income (expense):
Interest expense	(2,652)	(3,108)
Foreign currency exchange (loss) gain	(436)	49
Income before provision for income taxes	26,614	24,251
Provision for income taxes	6,455	5,802
Net income	$20,159	$18,449
Earnings per share:
Basic	$0.83	$0.76
Diluted	$0.81	$0.75
Shares used in per share calculation:
Basic	24,292	24,195
Diluted	24,738	24,540
Cash dividends declared per share	$0.420	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$20,159	$18,449
Other comprehensive income (loss):
Foreign currency translation adjustment	210	(34)
Tax benefit (provision)	(52)	7
Comprehensive income	$20,317	$18,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2020	2019
Assets
Cash	$342	$2,342
Accounts receivable, net of allowance for doubtful accounts of $2,200 in 2020 and $1,883 in 2019	125,834	128,099
Rental equipment, at cost:
Relocatable modular buildings	883,076	868,807
Electronic test equipment	341,841	335,343
Liquid and solid containment tanks and boxes	315,581	316,261
	1,540,498	1,520,411
Less accumulated depreciation	(564,789)	(552,911)
Rental equipment, net	975,709	967,500
Property, plant and equipment, net	132,075	131,047
Prepaid expenses and other assets	44,993	45,356
Intangible assets, net	7,279	7,334
Goodwill	28,197	28,197
Total assets	$1,314,429	$1,309,875
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$291,544	$293,431
Accounts payable and accrued liabilities	104,005	109,174
Deferred income	61,907	54,964
Deferred income taxes, net	219,369	218,270
Total liabilities	676,825	675,839
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,182 shares as of March 31, 2020 and 24,296 shares as of December 31, 2019	106,957	106,360
Retained earnings	530,559	527,746
Accumulated other comprehensive loss	88	(70)
Total shareholders’ equity	637,604	634,036
Total liabilities and shareholders’ equity	$1,314,429	$1,309,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	20,159	—	20,159
Share-based compensation	—	1,723	—	—	1,723
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Repurchased common stock	(164)	(725)	(7,127)		(7,852)
Taxes paid related to net share settlement of stock awards	—	(401)	—	—	(401)
Dividends accrued of $0.42 per share	—	—	(10,219)	—	(10,219)
Other comprehensive gain	—	—	—	158	158
Balance at March 31, 2020	24,182	$106,957	$530,559	$88	$637,604

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	18,449	—	18,449
Share-based compensation	—	1,392	—	—	1,392
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,555)	—	—	(1,555)
Dividends accrued of $0.375 per share	—	—	(9,151)	—	(9,151)
Other comprehensive loss	—	—	—	(27)	(27)
Balance at March 31, 2019	24,222	$103,638	$477,081	$(76)	$580,643

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$20,159	$18,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,862	21,100
Provision for doubtful accounts	552	156
Share-based compensation	1,723	1,392
Gain on sale of used rental equipment	(4,788)	(4,615)
Foreign currency exchange loss (gain)	436	(49)
Amortization of debt issuance costs	3	3
Change in:
Accounts receivable	1,713	1,457
Prepaid expenses and other assets	363	(11,520)
Accounts payable and accrued liabilities	(6,383)	9,948
Deferred income	6,943	8,478
Deferred income taxes	1,099	1,707
Net cash provided by operating activities	45,682	46,506
Cash Flows from Investing Activities:
Purchases of rental equipment	(35,374)	(34,132)
Purchases of property, plant and equipment	(3,196)	(2,753)
Proceeds from sales of used rental equipment	10,356	9,233
Net cash used in investing activities	(28,214)	(27,652)
Cash Flows from Financing Activities:
Net repayment under bank lines of credit	(1,890)	(9,103)
Repurchase of common stock	(7,852)	—
Taxes paid related to net share settlement of stock awards	(401)	(1,555)
Payment of dividends	(9,369)	(8,248)
Net cash used in financing activities	(19,512)	(18,906)
Effect of foreign currency exchange rate changes on cash	44	(14)
Net decrease in cash	(2,000)	(66)
Cash balance, beginning of period	2,342	1,508
Cash balance, end of period	$342	$1,442
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$2,859	$2,828
Net income taxes paid, during the period	$363	$710
Dividends accrued during the period, not yet paid	$10,218	$9,088
Rental equipment acquisitions, not yet paid	$6,537	$11,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three months ended March 31, 2020 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 25, 2020 for the year ended December 31, 2019 (the “2019 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP).  It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) effective January 1, 2020.  Under the new guidance, companies are required to present financial assets held at amortized cost and available for sale debt securities net of the amount expected to be collected.  The new guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.  The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues.  The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay.  The Company recognized bad debt expense of $0.6 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.  The allowance for doubtful accounts was $2.2 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively.

Net investment in sales-type leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment.  Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset.  The net investment in sales-type leases was $2.5 million at March 31, 2020 and $2.9 million at December 31, 2019.  The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of March 31, 2020.  The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay.  Lease receivables are considered past due 90 days after invoice.  The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following:  historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts.  The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers.  The Company does not own available for sale debt securities or other financial assets at March 31, 2020.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $28.4 million and $17.5 million at March 31, 2020 and December 31, 2019, respectively.  Sales revenues totaling $2.7 million were recognized during the three months ended March 31, 2020, which were included in the contract liability balance at December 31, 2019.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.7 million and $1.0 million at March 31, 2020 and December 31, 2019, respectively.

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

In the three months ended March 31, 2020, the Company’s lease revenues were $102.2 million, consisting of $101.7 million of operating lease revenues and $0.5 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues include $0.4 million of sales revenues and $0.1 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended March 31, 2020 and 2019:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended March 31,
2020
Leasing	$59,235	$28,220	$14,780	$—	$102,235
Non-lease:
Rental related services	6,690	719	5,389	—	12,798
Sales	7,256	4,673	498	1,503	13,930
Other	17	451	22	—	490
Total non-lease	13,963	5,843	5,909	1,503	27,218
Total revenues	$73,198	$34,063	$20,689	$1,503	$129,453

2019
Leasing	$53,743	$24,680	$17,084	$—	$95,507
Non-lease:
Rental related services	3,304	568	6,081	—	9,953
Sales	8,000	4,979	270	2,805	16,054
Other	45	449	—	—	494
Total non-lease	11,349	5,996	6,351	2,805	26,501
Total revenues	$65,092	$30,676	$23,435	$2,805	$122,008

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Weighted-average number of shares of common stock for calculating basic earnings per share	24,292	24,195
Effect of potentially dilutive securities from equity-based compensation	446	345
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,738	24,540

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three months ended March 31, 2020 and 2019.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were 163,946 shares of common stock repurchased during the three months ended March 31, 2020 for the aggregate purchase price of $7.9 million, or an average price of $47.89 per repurchased share.  There were no shares repurchased in the three months ended March 31, 2019.   As of March 31, 2020, 1,428,080 shares remained authorized for repurchase.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	March 31, 2020	December 31, 2019
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	10,644
Non-compete agreements	5	157	157
		16,672	16,672
Less accumulated amortization		(9,393)	(9,338)
		$7,279	$7,334

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

In response to the COVID-19 pandemic, the Company conducted a qualitative analysis of its goodwill and intangible assets and determined that no impairment triggering event had occurred in the fiscal quarter ended March 31, 2020.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at March 31, 2020 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.1 million for the remainder of fiscal year 2020, and $0.2 million in 2021 through 2026.

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2019 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.

Summarized financial information for the three months ended March 31, 2020 and 2019 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2020
Rental revenues	$47,410	$27,536	$14,560	$ —	$89,506
Rental related services revenues	18,144	826	5,541	—	24,511
Sales and other revenues	7,644	5,701	588	1,503	15,436
Total revenues	73,198	34,063	20,689	1,503	129,453
Depreciation of rental equipment	5,669	11,832	4,137	—	21,638
Gross profit	36,859	14,757	9,509	531	61,656
Selling and administrative expenses	17,418	6,361	6,824	1,351	31,954
Income (loss) from operations	19,441	8,396	2,685	(820)	29,702
Interest (expense) income allocation	(1,547)	(647)	(661)	203	(2,652)
Income (loss) before provision for income taxes	17,894	7,313	2,024	(617)	26,614
Rental equipment acquisitions	19,135	16,075	205	—	35,415
Accounts receivable, net (period end)	79,220	23,949	15,967	6,698	125,834
Rental equipment, at cost (period end)	883,076	341,841	315,581	—	1,540,498
Rental equipment, net book value (period end)	620,138	174,762	180,809	—	975,709
Utilization (period end) [2]	78.3%	63.8%	47.0%
Average utilization [2]	78.7%	65.3%	47.8%
2019
Rental revenues	$42,261	$23,623	$16,812	$ —	$82,696
Rental related services revenues	14,471	708	6,276	—	21,455
Sales and other revenues	8,360	6,345	347	2,805	17,857
Total revenues	65,092	30,676	23,435	2,805	122,008
Depreciation of rental equipment	5,408	9,520	4,033	—	18,961
Gross profit	30,879	13,667	11,423	1,036	57,005
Selling and administrative expenses	15,370	5,970	7,080	1,275	29,695
Income (loss) from operations	15,509	7,697	4,343	(239)	27,310
Interest (expense) income allocation	(1,883)	(678)	(827)	280	(3,108)
Income before provision for income taxes	13,626	7,068	3,516	41	24,251
Rental equipment acquisitions	20,938	12,808	1,694	—	35,440
Accounts receivable, net (period end)	71,816	20,925	19,151	7,511	119,403
Rental equipment, at cost (period end)	834,883	286,469	314,899	—	1,436,251
Rental equipment, net book value (period end)	585,248	132,607	195,023	—	912,878
Utilization (period end) [2]	78.9%	66.5%	59.2%
Average utilization [2]	78.8%	64.3%	57.3%

1.

Gross Enviroplex sales revenues were $2,778 and $2,805 for the three months ended March 31, 2020 and 2019, respectively. There were $1,275 inter-segment sales to Mobile Modular in the three months ended March 31, 2020, which required elimination in consolidation.  There were no inter-segment sales in the three months ended March 31, 2019.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2020 and 2019. Revenues from foreign country customers accounted for 2% and 3% of the Company’s total revenues for the same periods, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors.  These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020 (the “2019 Annual Report”) and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report.  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2019 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 pandemic.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 9% of the Company’s total revenues in the three months ended March 31, 2020. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2020, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 67%, 27%, 8% and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 56%, 29%, 15% and 0% for the same period in 2019.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size.  As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools.  Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2019 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 88% and 85% of consolidated revenues in the three months ended March 31, 2020 and 2019, respectively.  Of the total rental operations revenues for the three months ended March 31, 2020, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 57%, 25% and 18%, respectively, compared to 55%, 23% and 22%, respectively, in the same period of 2019.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2020 and 2019, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 12% and 15% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the three months ended March 31, 2020 and 2019, Mobile Modular and Enviroplex together comprised 59% and 62%, respectively, TRS-RenTelco comprised 37% and 36%, respectively, and Adler Tanks comprised 4% and 2%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Net income	$20,159	$18,449	$98,516	$83,389
Provision for income taxes	6,455	5,802	32,972	26,539
Interest expense	2,652	3,108	11,875	12,413
Depreciation and amortization	23,862	21,100	92,238	83,147
EBITDA	53,128	48,459	235,601	205,488
Share-based compensation	1,723	1,392	6,223	4,639
Adjusted EBITDA [1]	$54,851	$49,851	$241,824	$210,127
Adjusted EBITDA margin [2]	42%	41%	42%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Adjusted EBITDA [1]	$54,851	$49,851	$241,824	$210,127
Interest paid	(2,859)	(2,828)	(12,506)	(12,889)
Income taxes paid, net of refunds received	(363)	(710)	(17,181)	(17,295)
Gain on sale of used rental equipment	(4,788)	(4,615)	(21,482)	(20,326)
Foreign currency exchange loss (gain)	436	(49)	401	408
Amortization of debt issuance cost	3	3	11	10
Change in certain assets and liabilities:
Accounts receivable, net	2,265	1,613	(5,658)	(21,311)
Prepaid expenses and other assets	363	(11,520)	(1,647)	(17,568)
Accounts payable and other liabilities	(11,169)	6,283	(195)	17,412
Deferred income	6,943	8,478	3,603	19,453
Net cash provided by operating activities	$45,682	$46,506	$187,170	$158,021

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.

2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31 2020, the actual ratio was 4.30 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31 2020, the actual ratio was 1.21 to 1.

At March 31 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

           Dividends

On February 25, 2020, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.42 per common share for the quarter ended March 31 2020, an increase of 12% over the prior year’s comparable quarter.

Credit Facility and Note Purchase Agreement

On April 1, 2020, the Company announced that it renewed its $420 million credit facility with a syndicate of banks.  The five year facility matures on March 31, 2025 and replaced the Company’s existing $420 million line of credit.  BofA Securities, Inc. served as Sole Bookrunner and Joint Lead Arranger.  Bank of America, N.A. served as Administrative Agent, U.S. Bank National Association served as Joint Lead Arranger and Syndication Agent, and MUFG Union Bank N.A. and Wells Fargo Bank, N.A. served as Syndication Agents.

On April 3, 2020, the Company announced that it entered into an amended and restated $250 million note purchase and private shelf agreement with Prudential Private Capital.  In addition to governing the terms of the current $40 million Series B Senior Notes and $60 million Series C Senior Notes outstanding, the new agreement allows for the issuance of up to an additional $150 million of senior notes on terms to be determined at such time that any additional notes are issued.

Covid-19

An outbreak of a new strain of coronavirus, COVID-19, occurred in China in December 2019 and has spread globally including to every state in the United States.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  Each of the states in which the Company operates, and in some cases the localities as well, have issued orders requiring the closure of non-essential business and/or requiring residents to stay at home.  The Company is following guidelines established by the CDC and WHO and orders issued by state and local governments where the Company operates.  The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity to enable each of its operating segments and branch locations to continue providing services to customers identified as essential businesses under the relevant state and local rules.  The Company has implemented remote work policies, restricted travel, separated work groups, enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles, and requires distancing protocols for production and logistical personnel.  The Company is monitoring and assessing orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines.  The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, the Company has taken a number of precautionary measures to manage its resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic.  The Company will continue to assess its capital expenditure needs against its cash availability during the crisis to make the most strategic decisions for its business.  Furthermore, the Company believes that its recently renewed $420 million credit facility, coupled with its ability to access additional capital through the issuance of up to $150 million in additional senior notes, will strengthen the Company’s liquidity position and serve to mitigate some of the operational risk related to decreased customer demand for new rental orders and sales resulting from the COVID-19 pandemic.

While the Company has not seen a significant impact from COVID-19 in the financial results for the first quarter of 2020 as set forth in the below section discussing the results of operations for the first quarter of 2020, the Company is currently unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended March 31, 2020 Compared to

Three Months Ended March 31, 2019

Overview

Consolidated revenues for the three months ended March 31, 2020 increased 6% to $129.5 million from $122.0 million in the same period in 2019.  Consolidated net income for the three months ended March 31, 2020 increased 9% to $20.2 million, from $18.4 million for the same period in 2019.  Earnings per diluted share for the three months ended March 31, 2020 increased 8% to $0.81 from $0.75 for the same period in 2019.

For the three months ended March 31, 2020, on a consolidated basis:

•

Gross profit increased $4.7 million, or 8%, to $61.7 million in 2020. Mobile Modular’s gross profit increased $6.0 million, or 19%, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. TRS-RenTelco’s gross profit increased $1.1 million, or 8%, due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues. Adler Tanks’ gross profit decreased $1.9 million, or 17%, primarily due to lower gross profit on rental and rental related services revenues. Enviroplex’s gross profit decreased $0.5 million, primarily due to $1.3 million lower sales revenues in 2020.

•	Selling and administrative expenses increased $2.3 million, or 8%, to $32.0 million, primarily due to increased salaries and employee benefit costs.
•

Interest expense decreased 15%, to $2.7 million in 2020 compared to the same period in 2019, due to 13% lower net average interest rates of 3.66% in 2020 compared to 4.19% in 2019, and 2% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 67%, 27% and 8%, respectively, compared to 56%, 29% and 15%, respectively, for the comparable 2019 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was a negative 2% and 0% in 2020 and 2019, respectively.

•	The provision for income taxes resulted in an effective tax rate of 24.3% and 23.9% for the quarters ended March 31, 2020 and 2019, respectively.
•	Adjusted EBITDA increased $5.0 million, or 10%, to $54.9 million in 2020.

The COVID-19 pandemic did not have a significant impact on first quarter 2020 results.  Nevertheless, recent business trends indicate fewer new shipments of equipment as some customers delay projects.  As a result, we expect near term rental revenues to decline compared to the first quarter.  The near term drop in rental revenues is likely to be more significant at our shorter term, higher velocity rental operations at TRS-RenTelco and Adler Tanks, while the turnover of contracts and revenue impact at Mobile Modular is expected to be slower, given its longer rental term contracts.  The size of the reduction to revenues and pre-tax income, and its duration, are not possible to forecast accurately at this time.

Mobile Modular

For the three months ended March 31, 2020, Mobile Modular’s total revenues increased $8.1 million, or 12%, to $73.2 million compared to the same period in 2019, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross profit on rental, rental related services revenues, partly offset by higher selling and administrative expenses and lower gross profit on sales revenues, resulted in a 31% increase in pre-tax income to $17.9 million for the three months ended March 31, 2020, from $13.6 million for the same period in 2019.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/20 compared to Three Months Ended 3/31/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$47,410	$42,261	$5,149	12%
Rental related services	18,144	14,471	3,673	25%
Rental operations	65,554	56,732	8,822	16%
Sales	7,256	8,000	(744)	(9)%
Other	388	360	28	8%
Total revenues	73,198	65,092	8,106	12%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,669	5,408	261	5%
Rental related services	13,350	10,927	2,423	22%
Other	12,617	12,635	(18)	(0)%
Total direct costs of rental operations	31,636	28,970	2,666	9%
Costs of sales	4,703	5,243	(540)	(10)%
Total costs of revenues	36,339	34,213	2,126	6%
Gross Profit
Rental	29,124	24,218	4,906	20%
Rental related services	4,794	3,544	1,250	35%
Rental operations	33,918	27,762	6,156	22%
Sales	2,553	2,757	(204)	(7)%
Other	388	360	28	8%
Total gross profit	36,859	30,879	5,980	19%
Selling and administrative expenses	17,418	15,370	2,048	13%
Income from operations	19,441	15,509	3,932	25%
Interest expense allocation	(1,547)	(1,883)	(336)	(18)%
Pre-tax income	$17,894	$13,626	$4,268	31%
Other Selected Information
Average rental equipment [1]	$815,686	$778,323	$37,363	5%
Average rental equipment on rent	$641,654	$613,603	$28,051	5%
Average monthly total yield [2]	1.94%	1.81%		7%
Average utilization [3]	78.7%	78.8%		(0)%
Average monthly rental rate [4]	2.46%	2.30%		7%
Period end rental equipment [1]	$819,229	$781,403	$37,826	5%
Period end utilization [3]	78.3%	78.9%		(1)%

1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2020 increased $6.0 million, or 19%, to $36.9 million.  For the three months ended March 31, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.1 million, or 12%, primarily due to 7% higher average monthly rental rates and 5% higher average rental equipment on rent in 2020.  As a percentage of rental revenues, depreciation was 12% in 2020 compared to 13% in 2019, and other direct costs were 27% in 2020 and 30% in 2019, which resulted in gross margin percentages of 61% in 2020 and 57% in 2019.  The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $4.9 million, or 20%, to $29.1 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $3.7 million, or 25%, compared to 2019.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to increased services performed during the lease and higher amortization of modular building delivery and return delivery and dismantle revenues.  The higher revenues and higher gross margin percentage of 26% in 2020, compared with 24% in 2019, resulted in rental related services gross profit increasing $1.3 million, or 35%, to $4.8 million in 2020.

•

Gross Profit on Sales – Sales revenues decreased $0.7 million, or 9%, compared to 2019, due to lower new equipment sales.  The lower sales revenues, partly offset by higher gross margin percentage of 35% in 2020 compared to 34% in 2019, resulted in gross profit on sales decreasing $0.2 million, or 7%, to $2.6 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2020, selling and administrative expenses increased $2.0 million, or 13%, to $17.4 million, primarily due to higher allocated corporate expenses and increased headcount, salaries and employee benefit costs.

TRS-RenTelco

For the three months ended March 31, 2020, TRS-RenTelco’s total revenues increased $3.4 million, or 11% to $34.1 million compared to the same period in 2019, due to higher rental and rental related services revenues, partly offset by lower sales revenues.  Pre-tax income increased $0.2 million, or 3%, to $7.3 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to higher gross profit on rental and rental related services revenues, partly offset by higher selling and administrative expenses and lower gross profit on sales revenues.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/20 compared to Three Months Ended 3/31/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$27,536	$23,623	$3,913	17%
Rental related services	826	708	118	17%
Rental operations	28,362	24,331	4,031	17%
Sales	5,109	5,750	(641)	(11)%
Other	592	595	(3)	(1)%
Total revenues	34,063	30,676	3,387	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,832	9,520	2,312	24%
Rental related services	646	627	19	3%
Other	4,380	4,100	280	7%
Total direct costs of rental operations	16,858	14,247	2,611	18%
Costs of sales	2,448	2,762	(314)	(11)%
Total costs of revenues	19,306	17,009	2,297	14%
Gross Profit
Rental	11,324	10,003	1,321	13%
Rental related services	180	81	99	122%
Rental operations	11,504	10,084	1,420	14%
Sales	2,661	2,988	(327)	(11)%
Other	592	595	(3)	(1)%
Total gross profit	14,757	13,667	1,090	8%
Selling and administrative expenses	6,361	5,970	391	7%
Income from operations	8,396	7,697	699	9%
Interest expense allocation	(647)	(678)	(31)	(5)%
Foreign currency exchange (loss) gain	(436)	49	(485)	nm
Pre-tax income	$7,313	$7,068	$245	3%
Other Selected Information
Average rental equipment [1]	$337,907	$284,350	$53,557	19%
Average rental equipment on rent	$220,524	$182,802	$37,722	21%
Average monthly total yield [2]	2.72%	2.77%		(2)%
Average utilization [3]	65.3%	64.3%		2%
Average monthly rental rate [4]	4.16%	4.31%		(3)%
Period end rental equipment [1]	$340,836	$285,785	$55,051	19%
Period end utilization [3]	63.8%	66.5%		(4)%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2020 increased $1.1 million, or 8%, to $14.8 million. For the three months ended March 31, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.9 million, or 17%, and depreciation expense increased $2.3 million, or 24%, resulting in a 13% increase in gross profit on rental revenues to $11.3 million.  As a percentage of rental revenues, depreciation was 43% in 2020 and 40% in 2019, and other direct costs were 16% in 2020 and 17% in 2019, which resulted in a gross margin percentage of 41% in 2020 compared to 42% in 2019.  The rental revenues increase was due to 21% higher average rental equipment on rent in 2020 as compared to 2019, partly offset by 3% lower average monthly rent.

•

Gross Profit on Sales – Sales revenues decreased $0.6 million, or 11%, to $5.1 million in 2020.  Gross profit on sales decreased $0.3 million, or 11%, to $2.7 million with comparable gross margin percentage of 52% in 2020 and 2019. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2020, selling and administrative expenses increased $0.4 million, or 7%, to $6.4 million, primarily due to higher allocated corporate expenses.

Adler Tanks

For the three months ended March 31, 2020, Adler Tanks’ total revenues decreased $2.7 million, or 12%, to $20.7 million compared to the same period in 2019, primarily due to lower rental and rental related services revenues, partly offset by higher sales revenues.  Lower gross profit on rental and renal related services revenues, partly offset by higher gross profit sales revenues and lower selling and administrative expenses, resulted in a $1.5 million, or 42%, decrease in pre-tax income to $2.0 million for the three months ended March 31, 2020, compared to the same period in 2019.

The following table summarizes quarterly results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/20 compared to Three Months Ended 3/31/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$14,560	$16,812	$(2,252)	(13)%
Rental related services	5,541	6,276	(735)	(12)%
Rental operations	20,101	23,088	(2,987)	(13)%
Sales	498	270	228	84%
Other	90	77	13	17%
Total revenues	20,689	23,435	(2,746)	(12)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,137	4,033	104	3%
Rental related services	4,267	4,809	(542)	(11)%
Other	2,456	2,998	(542)	(18)%
Total direct costs of rental operations	10,860	11,840	(980)	(8)%
Costs of sales	320	172	148	86%
Total costs of revenues	11,180	12,012	(832)	(7)%
Gross Profit
Rental	7,967	9,781	(1,814)	(19)%
Rental related services	1,274	1,467	(193)	(13)%
Rental operations	9,241	11,248	(2,007)	(18)%
Sales	178	98	80	82%
Other	90	77	13	17%
Total gross profit	9,509	11,423	(1,914)	(17)%
Selling and administrative expenses	6,824	7,080	(256)	(4)%
Income from operations	2,685	4,343	(1,658)	(38)%
Interest expense allocation	(661)	(827)	(166)	(20)%
Pre-tax income	$2,024	$3,516	$(1,492)	(42)%
Other Selected Information
Average rental equipment [1]	$314,812	$312,591	$2,221	1%
Average rental equipment on rent	$150,404	$178,995	$(28,591)	(16)%
Average monthly total yield [2]	1.54%	1.79%		(14)%
Average utilization [3]	47.8%	57.3%		(17)%
Average monthly rental rate [4]	3.23%	3.13%		3%
Period end rental equipment [1]	$314,604	$313,347	$1,257	0%
Period end utilization [3]	47.0%	59.2%		(21)%
1.	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended March 31, 2020 decreased 17%, to $9.5 million.  For the three months ended March 31, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.3 million, or 13%, due to 16% lower average rental equipment on rent, partly offset by 3% higher average monthly rental rates in 2020 compared to 2019. Weaker activity in multiple geographic and market segments caused in part by a decrease in the price of oil and gas, contributed to the decreased rental revenues compared to 2019.  As a percentage of rental revenues, depreciation was 28% in 2020 and 24% in 2019, and other direct costs were 17% and 18% in 2020 and 2019, respectively, which resulted in gross margin percentages of 55% and 58% in 2020 and 2019, respectively.  The lower rental revenues, and lower rental margins resulted in a 19% decrease in gross profit on rental revenues to $8.0 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.7 million, or 12%, to $5.5 million compared to 2019. Lower rental related services revenues and comparable gross margin percentage of 23% in 2020 and 2019 resulted in rental related services gross profit decreasing 13% to $1.3 million in 2020.

For the three months ended March 31, 2020, selling and administrative expenses decreased 4% to $6.8 million compared to the same period in 2019, primarily due to decreased corporate allocated expenses and decreased salaries and employee benefit costs.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2020 compared to the same period in 2019 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $45.7 million in 2020 compared to $46.5 million in 2019.  The 2% decrease in net cash provided by operating activities was primarily attributable to decreased accounts payable and accrued liabilities, partly offset by decreased prepaid expenses and other assets and improved income from operations.

Cash Flows from Investing Activities:  Net cash used in investing activities was $28.2 million in 2020, compared to $27.7 million in 2019. The $0.6 million increase was primarily due to $1.2 million higher purchases of rental equipment of $35.4 million in 2020, compared to 2019, $1.1 million higher proceeds from sales of used rental equipment and $0.4 million lower purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $19.5 million in 2020, compared to $18.9 million in 2019.  The $0.6 million increase was due to $7.9 million higher repurchases of common stock and $1.1 million higher dividend payments, partly offset by $7.2 million lower net repayments under bank lines of credit and $1.2 million lower taxes paid related to net share settlement of stock awards.

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

Unsecured Revolving Lines of Credit

On March 31, 2020, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be further increased to $670.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $12.0 million Treasury Sweep Note due March 31, 2025, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the “the Prior NPA”): (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2014 and due March 17, 2021, and (ii) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility replaced the Company’s prior $420.0 million credit facility dated March 31, 2016 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on March 31, 2020.

On March 30, 2020, the Company entered into an amended and restated Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., which provides for a $12.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of March 31, 2025, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services.  The Sweep Service Facility replaced the Company’s prior $12.0 million sweep service facility, dated as of March 31, 2016.

At March 31, 2020, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $191.5 million was outstanding, and had capacity to borrow up to an additional $240.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2020, the actual ratio was 4.30 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2020, the actual ratio was 1.21 to 1.

At March 31, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On March 31, 2020, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. and the holders of Series B and Series C Notes previously issued pursuant to the Prior NPA, among the Company and the other parties to the Note Purchase Agreement.  The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA.  Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes due March 17, 2021, and (ii) $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes due November 5, 2022, to which the terms of the Note Purchase Agreement shall apply.

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $250 million minus (y) the amount of other notes (such as the Series B Senior Notes and Series C Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement.  Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers.  The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the Purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Prior NPA. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At March 31, 2020, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the Purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2020, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2020, the actual ratio was 4.30 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2020, the actual ratio was 1.21 to 1.

At March 31, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.  Furthermore, the Company believes it has the financial resources to weather the expected short-term impacts of COVID-19. However, the Company has limited insight into the extent to which its business may be impacted by COVID-19, and there are many uncertainties, including how long and how severely the Company will be impacted. An extended and severe impact may materially and adversely affect the Company’s future operations, financial position and liquidity.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock.  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the board of directors at any time. There were 163,946 shares of common stock repurchased during the three months ended March 31, 2020 for the aggregate purchase price of $7.9 million or an average price of $47.89 per repurchased share.  There were no shares repurchased in the three months ended March 31, 2019. As of March 31, 2020 1,428,080 shares remained authorized for repurchase.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2019 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2019 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as March 31, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

You should carefully consider the following discussion of various risks and uncertainties.  We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and you may lose all or part of your investment.  The risk factors below are intended to supersede in their entirety the risk factors contained in “Item 1. A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus (COVID-19) pandemic, or other outbreak of disease or similar public health threat, could materially and adversely affect our business, financial condition and results of operations.

The novel strain of the coronavirus (“COVID-19”) pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns.  These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers.  There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers.  Continued restrictions may have a material adverse effect on our business, financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty.  The COVID-19 pandemic has caused an economic slowdown that is likely to continue and could cause a global recession.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and communities.  Such actions may result in further disruptions to our supply chain, operations and facilities, and workforce.  We cannot assure you that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets.  As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.

We cannot at this time quantify or forecast the business impact of COVID-19.  The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and we cannot assure you as to the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors.  Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we rent and sell our products;
•	additional outbreaks of COVID-19, which may affect market and economic conditions, along with unknown impacts on our employees, customers, and aspects of operations;
•	legislative and educational policies where we rent and sell our products;
•	the budgetary constraints of our customers;
•	seasonality of our rental businesses and our end-markets;

•	success of our strategic growth initiatives;
•	costs associated with the launching or integration of new or acquired businesses;
•	the timing and type of equipment purchases, rentals and sales;
•	the nature and duration of the equipment needs of our customers;
•	the timing of new product introductions by us, our suppliers and our competitors;
•	the volume, timing and mix of maintenance and repair work on our rental equipment;
•	our equipment mix, availability, utilization and pricing;
•	the mix, by state and country, of our revenues, personnel and assets;
•	rental equipment impairment from excess, obsolete or damaged equipment;
•	movements in interest rates or tax rates;
•	changes in, and application of, accounting rules;
•	changes in the regulations applicable to us; and
•	litigation matters.

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

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to:

•	our operating performance and the performance of our competitors, and in particular any variations in our operating results or dividend rate from our stated guidance or from investors’ expectations;
•	any changes in general conditions in the global economy, (including as a result of the current COVID-19 pandemic), the industries in which we operate or the global financial markets;
•	investors’ reaction to our press releases, public announcements or filings with the SEC;
•	the stock price performance of our competitors or other comparable companies;
•	any changes in research analysts’ coverage, recommendations or earnings estimates for us or for the stocks of other companies in our industry;
•	any sales of common stock by our directors, executive officers and our other large shareholders, particularly in light of the limited trading volume of our stock;
•	any merger and acquisition activity that involves us or our competitors; and
•	other announcements or developments affecting us, our industry, customers, suppliers or competitors.

In addition, in recent years the U.S. stock market has experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  Additionally, the most recent global credit crisis adversely affected the prices of most publicly traded stocks as many stockholders became more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure to such fluctuations.  Most recently, the COVID-19 pandemic has adversely affected the prices of most publicly traded stocks and has introduced significant volatility into the U.S. stock market.  These broad market fluctuations and any other negative economic trends may cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

At March 31, 2020, we had $35.5 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

We generally rent and sell to customers on 30 day payment terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and have averaged less than 1% of total revenues over the last five years.  If economic conditions continue to deteriorate, (including as a result of the current COVID-19 outbreak), we may see an increase in bad debt relative to historical levels, which may materially and adversely affect our operations. Business segments that experience significant market disruptions or declines may experience increased customer credit risk and higher bad debt expense. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment.  If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels.  If this should occur, our results of operations may be materially and adversely affected.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.9 million per year for each 1% increase in the average interest rate we pay based on the $191.5 million balance of variable rate debt outstanding at March 31, 2020.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2020, 62% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three months ended March 31, 2020, oil and gas exploration and production accounted for approximately 9% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2020, the Company repurchased 163,946 shares of common stock for an aggregate repurchase price of $7.9 million, or an average of price of $47.89 per share. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	—
February 1 - February 29	—	—	—	—
March 1- March 31	163,946	$47.89	163,946	1,428,080

(1)	The number represents the number of shares of our common stock that remain available for purchase pursuant to the Company’s Board of Directors’ authorization as of March 31, 2020.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

4.1

Amended and Restated Credit Agreement, dated as of March 31, 2020, among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 30, 2020, and incorporated herein by reference).

4.2

Amended and Restated Guaranty, dated as of March 31, 2020, among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the Administrative Agent (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 30, 2020, and incorporated herein by reference).

4.3

Amended and Restated Credit Facility Letter Agreement, dated as of March 30, 2020, between the Company and MUFG Union Bank, N.A. (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on March 30, 2020, and incorporated herein by reference).

4.4

Amended and Restated Credit Line Note, dated as of March 30, 2020, in favor of MUFG Union Bank, N.A. (filed as Exhibit 10.4 to Registrant’s Current Report on 8-K filed on March 30, 2020, and incorporated herein by reference).

4.5

Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2020 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 30, 2020, and incorporated herein by reference).

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer