Form 10-Q
period 2020-06-30
MCGRATH RENTCORP
filed 2020-07-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

Commission file number 000-13292

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

As of July 28, 2020, 24,083,096 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of June 30, 2020 and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three and six-months ended June 30, 2020 and 2019, cash flows for the six-months ended June 30, 2020 and 2019 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California

July 29, 2020

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues
Rental	$85,629	$88,105	$175,135	$170,801
Rental related services	20,475	24,467	44,986	45,922
Rental operations	106,104	112,572	220,121	216,723
Sales	30,669	13,707	45,035	30,532
Other	900	1,160	1,970	2,192
Total revenues	137,673	127,439	267,126	249,447
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,583	19,726	43,221	38,687
Rental related services	14,894	18,137	33,157	34,500
Other	18,165	21,741	37,618	41,474
Total direct costs of rental operations	54,642	59,604	113,996	114,661
Costs of sales	19,799	7,954	28,242	17,900
Total costs of revenues	74,441	67,558	142,238	132,561
Gross profit	63,232	59,881	124,888	116,886
Selling and administrative expenses	30,540	30,815	62,494	60,510
Income from operations	32,692	29,066	62,394	56,376
Other income (expense):
Interest expense	(2,184)	(3,138)	(4,836)	(6,246)
Foreign currency exchange gain (loss)	117	37	(319)	86
Income before provision for income taxes	30,625	25,965	57,239	50,216
Provision for income taxes	8,076	6,477	14,531	12,279
Net income	$22,549	$19,488	$42,708	$37,937
Earnings per share:
Basic	$0.93	$0.80	$1.76	$1.57
Diluted	$0.92	$0.79	$1.74	$1.54
Shares used in per share calculation:
Basic	24,121	24,246	24,207	24,221
Diluted	24,471	24,579	24,612	24,561
Cash dividends declared per share	$0.420	$0.375	$0.840	$0.750

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$22,549	$19,488	$42,708	$37,937
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	(6)	158	(40)
Tax benefit (provision)	15	—	(37)	7
Comprehensive income	$22,512	$19,482	$42,829	$37,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2020	2019
Assets
Cash	$694	$2,342
Accounts receivable, net of allowance for doubtful accounts of $2,200 in 2020 and $1,883 in 2019	125,940	128,099
Rental equipment, at cost:
Relocatable modular buildings	892,339	868,807
Electronic test equipment	337,987	335,343
Liquid and solid containment tanks and boxes	316,497	316,261
	1,546,823	1,520,411
Less accumulated depreciation	(577,142)	(552,911)
Rental equipment, net	969,681	967,500
Property, plant and equipment, net	133,610	131,047
Prepaid expenses and other assets	46,997	45,356
Intangible assets, net	7,223	7,334
Goodwill	28,197	28,197
Total assets	$1,312,342	$1,309,875
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$272,149	$293,431
Accounts payable and accrued liabilities	116,825	109,174
Deferred income	60,779	54,964
Deferred income taxes, net	218,753	218,270
Total liabilities	668,506	675,839
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,085 shares as of June 30, 2020 and 24,296 shares as of December 31, 2019	106,010	106,360
Retained earnings	537,775	527,746
Accumulated other comprehensive income (loss)	51	(70)
Total shareholders’ equity	643,836	634,036
Total liabilities and shareholders’ equity	$1,312,342	$1,309,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	20,159	—	20,159
Share-based compensation	—	1,723	—	—	1,723
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Repurchased common stock	(164)	(725)	(7,127)		(7,852)
Taxes paid related to net share settlement of stock awards	—	(401)	—	—	(401)
Dividends accrued of $0.42 per share	—	—	(10,219)	—	(10,219)
Other comprehensive gain	—	—	—	158	158
Balance at March 31, 2020	24,182	$106,957	$530,559	$88	$637,604
Net income	—	—	22,549	—	22,549
Share-based compensation	—	1,501	—	—	1,501
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Repurchased common stock	(116)	(509)	(5,139)		(5,648)
Taxes paid related to net share settlement of stock awards	—	(1,939)	—	—	(1,939)
Dividends accrued of $0.42 per share	—	—	(10,194)	—	(10,194)
Other comprehensive loss	—	—	—	(37)	(37)
Balance at June 30, 2020	24,085	$106,010	$537,775	$51	$643,836

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	18,449	—	18,449
Share-based compensation	—	1,392	—	—	1,392
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,555)	—	—	(1,555)
Dividends accrued of $0.375 per share	—	—	(9,151)	—	(9,151)
Other comprehensive loss	—	—	—	(27)	(27)
Balance at March 31, 2019	24,222	$103,638	$477,081	$(76)	$580,643
Net income	—	—	19,488	—	19,488
Share-based compensation	—	1,354	—	—	1,354
Common stock issued under stock plans, net of shares withheld for employee taxes	31	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(8)	—	—	(8)
Dividends accrued of $0.375 per share	—	—	(9,162)	—	(9,162)
Other comprehensive loss	—	—	—	(6)	(6)
Balance at June 30, 2019	24,253	$104,984	$487,407	$(82)	$592,309

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$42,708	$37,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,663	43,087
Provision for doubtful accounts	833	371
Share-based compensation	3,224	2,746
Gain on sale of used rental equipment	(9,602)	(9,168)
Foreign currency exchange loss (gain)	319	(86)
Amortization of debt issuance costs	5	5
Change in:
Accounts receivable	1,326	(373)
Prepaid expenses and other assets	(1,641)	(21,246)
Accounts payable and accrued liabilities	6,389	18,468
Deferred income	5,815	16,909
Deferred income taxes	483	3,337
Net cash provided by operating activities	97,522	91,987
Cash Flows from Investing Activities:
Purchases of rental equipment	(57,564)	(90,701)
Purchases of property, plant and equipment	(6,893)	(3,961)
Proceeds from sales of used rental equipment	21,921	18,280
Net cash used in investing activities	(42,536)	(76,382)
Cash Flows from Financing Activities:
Net (repayment) borrowing under bank lines of credit	(21,288)	3,309
Repurchase of common stock	(13,501)	—
Taxes paid related to net share settlement of stock awards	(2,340)	(1,563)
Payment of dividends	(19,526)	(17,337)
Net cash used in financing activities	(56,655)	(15,591)
Effect of foreign currency exchange rate changes on cash	21	(26)
Net decrease in cash	(1,648)	(12)
Cash balance, beginning of period	2,342	1,508
Cash balance, end of period	$694	$1,496
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$5,031	$6,210
Net income taxes paid, during the period	$2,153	$6,173
Dividends accrued during the period, not yet paid	$10,255	$9,163
Rental equipment acquisitions, not yet paid	$6,654	$8,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three and six months ended June 30, 2020 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 25, 2020 for the year ended December 31, 2019 (the “2019 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP).  It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues.  The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay.  The Company recognized bad debt expense of $0.2 million and $0.8 million for the three and six months ended June 30, 2020, respectively.  Bad debt expense for the three and six months ended June 30, 2019 was $0.2 million and $0.4 million, respectively.  The allowance for doubtful accounts was $2.2 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively.

Net investment in sales-type leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment.  Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset.  The net investment in sales-type leases was $2.3 million at June 30, 2020 and $2.9 million at December 31, 2019.  The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of June 30, 2020.  The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay.  Lease receivables are considered past due 90 days after invoice.  The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following:  historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts.  The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers.  The Company does not own available for sale debt securities or other financial assets at June 30, 2020.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $29.5 million and $17.5 million at June 30, 2020 and December 31, 2019, respectively.  Sales revenues totaling $5.7 million and $8.5 million were recognized during the three and six months ended June 30, 2020, respectively, which were included in the contract liability balance at December 31, 2019.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.2 million and $1.0 million at June 30, 2020 and December 31, 2019, respectively.

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

In the three and six months ended June 30, 2020, the Company’s lease revenues were $97.9 million and $200.1 million, respectively, consisting of $97.2 million and $198.9 million of operating lease revenues, respectively, and $0.7 million and $1.2 million of finance lease revenues, respectively.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the six months ended June 30, 2020 include $1.0 million of sales revenues and $0.2 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months and six months ended June 30, 2020 and 2019:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended June 30,
2020
Leasing	$57,890	$26,837	$13,145	$—	$97,872
Non-lease:
Rental related services	3,533	563	5,256	—	9,352
Sales	15,316	5,336	232	9,199	30,083
Other	23	343	—	—	366
Total non-lease	18,872	6,242	5,488	9,199	39,801
Total revenues	$76,762	$33,079	$18,633	$9,199	$137,673

2019
Leasing	$56,732	$26,486	$18,213	$—	$101,431
Non-lease:
Rental related services	4,242	672	7,461	—	12,375
Sales	6,725	4,642	593	1,072	13,032
Other	23	510	68	—	601
Total non-lease	10,990	5,824	8,122	1,072	26,008
Total revenues	$67,722	$32,310	$26,335	$1,072	$127,439

Six Months Ended June 30,
2020
Leasing	$117,126	$55,057	$27,926	$—	$200,109
Non-lease:
Rental related services	10,223	1,282	10,645	—	22,150
Sales	22,572	10,008	730	10,702	44,012
Other	39	795	21	—	855
Total non-lease	32,834	12,085	11,396	10,702	67,017
Total revenues	$149,960	$67,142	$39,322	$10,702	$267,126

2019
Leasing	$110,476	$51,166	$35,297	$—	$196,939
Non-lease:
Rental related services	7,546	1,241	13,543	—	22,330
Sales	14,725	9,621	863	3,877	29,086
Other	67	958	67	—	1,092
Total non-lease	22,338	11,820	14,473	3,877	52,508
Total revenues	$132,814	$62,986	$49,770	$3,877	$249,447

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Weighted-average number of shares of common stock for calculating basic earnings per share	24,121	24,246	24,207	24,221
Effect of potentially dilutive securities from equity-based compensation	350	333	405	340
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,471	24,579	24,612	24,561

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2020 and 2019.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time. The following table presents share repurchase activities during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, 1,312,160 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Number of shares repurchased	115,920	—	279,866	—
Aggregate purchase price	$5,648	$—	$13,500	$—
Average price per repurchased shares	$48.72	$—	$48.24	$—

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	June 30, 2020	December 31, 2019
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	10,644
Non-compete agreements	5	157	157
		16,672	16,672
Less accumulated amortization		(9,449)	(9,338)
		$7,223	$7,334

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.  In response to the COVID-19 pandemic, the Company last conducted a qualitative analysis of its goodwill and intangible assets in the first quarter 2020 and determined that no impairment triggering event had occurred.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2020 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.1 million for the remainder of fiscal year 2020, and $0.2 million in 2021 through 2026.

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2019 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2020 and 2019 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2020
Rental revenues	$94,038	$53,548	$27,549	$—	$175,135
Rental related services revenues	32,607	1,496	10,883	—	44,986
Sales and other revenues	23,315	12,098	890	10,702	47,005
Total revenues	149,960	67,142	39,322	10,702	267,126
Depreciation of rental equipment	11,406	23,582	8,233	—	43,221
Gross profit	74,301	28,958	17,576	4,053	124,888
Selling and administrative expenses	34,275	12,236	13,177	2,806	62,494
Income from operations	40,026	16,722	4,399	1,247	62,394
Interest (expense) income allocation	(2,826)	(1,147)	(1,179)	316	(4,836)
Income before provision for income taxes	37,200	15,256	3,220	1,563	57,239
Rental equipment acquisitions	33,650	22,661	1,410	—	57,721
Accounts receivable, net (period end)	82,110	22,211	13,976	7,643	125,940
Rental equipment, at cost (period end)	892,339	337,987	316,497	—	1,546,823
Rental equipment, net book value (period end)	624,971	166,996	177,714	—	969,681
Utilization (period end) [2]	76.8%	65.7%	43.1%
Average utilization [2]	78.2%	64.7%	45.9%
2019
Rental revenues	$86,998	$49,112	$34,691	$—	$170,801
Rental related services revenues	30,372	1,562	13,988	—	45,922
Sales and other revenues	15,444	12,312	1,091	3,877	32,724
Total revenues	132,814	62,986	49,770	3,877	249,447
Depreciation of rental equipment	10,877	19,684	8,126	—	38,687
Gross profit	62,865	28,492	24,086	1,443	116,886
Selling and administrative expenses	31,047	12,063	14,894	2,506	60,510
Income (loss) from operations	31,818	16,429	9,192	(1,063)	56,376
Interest (expense) income allocation	(3,761)	(1,385)	(1,646)	546	(6,246)
Income (loss) before provision for income taxes	28,057	15,130	7,546	(517)	50,216
Rental equipment acquisitions	43,614	42,999	3,327	—	89,940
Accounts receivable, net (period end)	75,633	21,212	20,106	4,067	121,018
Rental equipment, at cost (period end)	854,076	307,639	315,571	—	1,477,286
Rental equipment, net book value (period end)	600,351	150,655	192,146	—	943,152
Utilization (period end) [2]	79.6%	67.3%	55.3%
Average utilization [2]	79.1%	65.7%	57.1%

1.

Gross Enviroplex sales revenues were $11,979 and $3,877 for the six months ended June 30, 2020 and 2019, respectively. There were $1,277 inter-segment sales to Mobile Modular in the six months ended June 30, 2020, which required elimination in consolidation.  There were no inter-segment sales in the six months ended June 30, 2019.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2020 and 2019. Revenues from foreign country customers accounted for 2% and 4% of the Company’s total revenues for the same periods, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors.  These factors include, but are not limited to, those set forth under this Item, those discussed in Part II—Item 1A, “Risk Factors” and elsewhere in this Form 10-Q and those that may be identified from time to time in our reports and registration statements filed with the SEC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020 (the “2019 Annual Report”).  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2019 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, there is continued uncertainty as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to fully estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 pandemic.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 9% of the Company’s total revenues in the six months ended June 30, 2020. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the six months ended June 30, 2020, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 65%, 27%, 6% and 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 56%, 30%, 15% and negative 1% for the same period in 2019.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 82% and 87% of consolidated revenues in the six months ended June 30, 2020 and 2019, respectively.  Of the total rental operations revenues for the six months ended June 30, 2020, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 58%, 25% and 17%, respectively, compared to 54%, 23% and 23%, respectively, in the same period of 2019.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2020 and 2019, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 18% and 13% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the six months ended June 30, 2020 and 2019, Mobile Modular and Enviroplex together comprised 72% and 59%, respectively, TRS-RenTelco comprised 26% and 38%, respectively, and Adler Tanks comprised 2% and 3%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Net income	$22,549	$19,488	$42,708	$37,937	$101,577	$86,965
Provision for income taxes	8,076	6,477	14,531	12,279	34,571	27,822
Interest expense	2,184	3,138	4,836	6,246	10,921	12,552
Depreciation and amortization	23,801	21,987	47,663	43,087	94,052	84,774
EBITDA	56,610	51,090	109,738	99,549	241,121	212,113
Share-based compensation	1,501	1,354	3,224	2,746	6,370	5,029
Adjusted EBITDA [1]	$58,111	$52,444	$112,962	$102,295	$247,491	$217,142
Adjusted EBITDA margin [2]	42%	41%	42%	41%	42%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Adjusted EBITDA [1]	$58,111	$52,444	$112,962	$102,295	$247,491	$217,142
Interest paid	(2,172)	(3,382)	(5,031)	(6,210)	(11,296)	(12,685)
Income taxes paid, net of refunds received	(1,790)	(5,463)	(2,153)	(6,173)	(13,508)	(12,655)
Gain on sale of used rental equipment	(4,814)	(4,553)	(9,602)	(9,168)	(21,743)	(18,852)
Foreign currency exchange loss (gain)	(117)	(37)	319	(86)	321	27
Amortization of debt issuance cost	2	2	5	5	11	10
Change in certain assets and liabilities:
Accounts receivable, net	(106)	(1,615)	2,159	(2)	(4,149)	(15,923)
Prepaid expenses and other assets	(2,004)	(9,726)	(1,641)	(21,246)	6,075	(15,659)
Accounts payable and other liabilities	5,858	9,380	(5,311)	15,663	(3,717)	17,171
Deferred income	(1,128)	8,431	5,815	16,909	(5,956)	22,313
Net cash provided by operating activities	$51,840	$45,481	$97,522	$91,987	$193,529	$180,889

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2020, the actual ratio was 4.38 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30 2020, the actual ratio was 1.10 to 1.

At June 30, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

           Dividends

On June 3, 2020, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.42 per common share for the quarter ended June 30, 2020, an increase of 12% over the prior year’s comparable quarter.

Credit Facility and Note Purchase Agreement

On March 31, 2020, the Company renewed its $420 million credit facility with a syndicate of banks.  The five year facility matures on March 31, 2025 and replaced the Company’s existing $420 million line of credit.  BofA Securities, Inc. served as Sole Bookrunner and Joint Lead Arranger.  Bank of America, N.A. served as Administrative Agent, U.S. Bank National Association served as Joint Lead Arranger and Syndication Agent, and MUFG Union Bank N.A. and Wells Fargo Bank, N.A. served as Syndication Agents.

On March 31, 2020, the Company entered into an amended and restated $250 million note purchase and private shelf agreement with Prudential Private Capital.  In addition to governing the terms of the current $40 million Series B Senior Notes and $60 million Series C Senior Notes outstanding, the new agreement allows for the issuance of up to an additional $150 million of senior notes on terms to be determined at such time that any additional notes are issued.

Covid-19

An outbreak of a new strain of coronavirus, COVID-19, occurred in China in December 2019 and has spread globally including to every state in the United States.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  Each of the states in which the Company operates, and in some cases the localities as well, have issued orders requiring the closure of non-essential business and/or requiring residents to stay at home.  The Company is following guidelines established by the CDC and WHO and orders issued by state and local governments where the Company operates.  The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity to enable each of its operating segments and branch locations to continue providing services to customers identified as essential businesses under the relevant state and local rules.  The Company has implemented remote work policies, restricted travel, separated work groups, enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles, and requires distancing protocols for production and logistical personnel.  The Company is continuing to monitor and assessing orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines.  The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, the Company has taken a number of precautionary measures to manage its resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic.  The Company will continue to assess its capital expenditure needs against its cash availability during the crisis to make the most strategic decisions for its business.  Furthermore, the Company believes that its recently renewed $420 million credit facility, coupled with its ability to access additional capital through the issuance of up to $150 million in additional senior notes, will strengthen the Company’s liquidity position and serve to mitigate some of the operational risk related to decreased customer demand for new rental orders and sales resulting from the COVID-19 pandemic.

While the Company has not seen a significant impact from COVID-19 in the financial results for the second quarter of 2020 as set forth in the below section discussing the results of operations for the second quarter of 2020, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended June 30, 2020 Compared to

Three Months Ended June 30, 2019

Overview

Consolidated revenues for the three months ended June 30, 2020 increased 8% to $137.7 million from $127.4 million in the same period in 2019.  Consolidated net income for the three months ended June 30, 2020 increased 16% to $22.5 million, from $19.5 million for the same period in 2019.  Earnings per diluted share for the three months ended June 30, 2020 increased 16% to $0.92 from $0.79 for the same period in 2019.

For the three months ended June 30, 2020, on a consolidated basis:

•

Gross profit increased $3.4 million, or 6%, to $63.2 million in 2020. Mobile Modular’s gross profit increased $5.5 million, or 17%, primarily due to higher gross profit on rental and sales revenues. TRS-RenTelco’s gross profit decreased $0.6 million, or 4%, primarily due to lower gross profit on rental revenues, partly offset by higher gross profit on sales revenues. Adler Tanks’ gross profit decreased $4.6 million, or 36%, primarily due to lower gross profit on rental, rental related services and sales revenues. Enviroplex’s gross profit increased $3.1 million, primarily due to $8.1 million higher sales revenues in 2020.

•	Selling and administrative expenses decreased $0.3 million, or 1%, to $30.5 million, primarily due to lower travel, meals and meeting costs.
•

Interest expense decreased 30%, to $2.2 million in 2020 compared to the same period in 2019, due to 28% lower net average interest rates of 3.02% in 2020 compared to 4.22% in 2019, and 3% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 63%, 26% and 4%, respectively, compared to 56%, 31% and 15%, respectively, for the comparable 2019 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 7% and a negative 2% in 2020 and 2019, respectively.

•	The provision for income taxes resulted in an effective tax rate of 26.4% and 24.9% for the quarters ended June 30, 2020 and 2019, respectively.
•	Adjusted EBITDA increased $5.7 million, or 11%, to $58.1 million in 2020.

Mobile Modular

For the three months ended June 30, 2020, Mobile Modular’s total revenues increased $9.0 million, or 13%, to $76.8 million compared to the same period in 2019, primarily due to higher sales and rental revenues, partly offset by lower rental related services revenues. The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by higher selling and administrative expenses and lower gross profit on rental related services revenues, resulted in a 34% increase in pre-tax income to $19.3 million for the three months ended June 30, 2020, from $14.4 million for the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/20 compared to Three Months Ended 6/30/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$46,628	$44,737	$1,891	4%
Rental related services	14,463	15,901	(1,438)	(9)%
Rental operations	61,091	60,638	453	1%
Sales	15,316	6,725	8,591	128%
Other	355	359	(4)	(1)%
Total revenues	76,762	67,722	9,040	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,737	5,469	268	5%
Rental related services	10,362	11,728	(1,366)	(12)%
Other	12,376	14,282	(1,906)	(13)%
Total direct costs of rental operations	28,475	31,479	(3,004)	(10)%
Costs of sales	10,845	4,257	6,588	155%
Total costs of revenues	39,320	35,736	3,584	10%
Gross Profit
Rental	28,514	24,986	3,528	14%
Rental related services	4,101	4,173	(72)	(2)%
Rental operations	32,615	29,159	3,456	12%
Sales	4,471	2,468	2,003	81%
Other	356	359	(3)	(1)%
Total gross profit	37,442	31,986	5,456	17%
Selling and administrative expenses	16,857	15,677	1,180	8%
Income from operations	20,585	16,309	4,276	26%
Interest expense allocation	(1,279)	(1,878)	599	(32)%
Pre-tax income	$19,306	$14,431	$4,875	34%
Other Selected Information
Average rental equipment [1]	$822,743	$786,512	$36,231	5%
Average rental equipment on rent	$639,218	$623,265	$15,953	3%
Average monthly total yield [2]	1.89%	1.90%		(1)%
Average utilization [3]	77.7%	79.2%		(2)%
Average monthly rental rate [4]	2.43%	2.39%		2%
Period end rental equipment [1]	$825,093	$792,169	$32,924	4%
Period end utilization [3]	76.8%	79.6%		(4)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2020 increased $5.5 million, or 17%, to $37.4 million.  For the three months ended June 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.9 million, or 4%, primarily due to 2% higher average monthly rental rates and 3% higher average rental equipment on rent in 2020.  As a percentage of rental revenues, depreciation was 12% in 2020 and 2019, and other direct costs were 27% in 2020 and 32% in 2019, which resulted in gross margin percentages of 61% in 2020 and 56% in 2019.  The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $3.5 million, or 14%, to $28.5 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.4 million, or 9%, compared to 2019.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to decreased services performed during the lease and lower amortization of modular building delivery and return delivery and dismantle revenues.  The lower revenues, partly offset by higher gross margin percentage of 28% in 2020, compared with 26% in 2019, resulted in rental related services gross profit decreasing $0.1 million, or 2%, to $4.1 million in 2020.

•

Gross Profit on Sales – Sales revenues increased $8.6 million, or 128%, compared to 2019, due to higher new and used equipment sales.  The higher sales revenues, partly offset by lower gross margin percentage of 29% in 2020 compared to 37% in 2019, resulted in gross profit on sales increasing $2.0 million, or 81%, to $4.5 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2020, selling and administrative expenses increased $1.2 million, or 8%, to $16.9 million, primarily due to higher allocated corporate expenses.

TRS-RenTelco

For the three months ended June 30, 2020, TRS-RenTelco’s total revenues increased $0.8 million, or 2% to $33.1 million compared to the same period in 2019, due to higher rental and sales revenues, partly offset by lower rental related services revenues.  Pre-tax income decreased $0.1 million, or 1%, to $7.9 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to lower gross profit on rental and rental related services revenues, partly offset by lower selling and administrative expenses and higher gross profit on sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/20 compared to Three Months Ended 6/30/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$26,012	$25,489	$523	2%
Rental related services	670	854	(184)	(22)%
Rental operations	26,682	26,343	339	1%
Sales	5,922	5,317	605	11%
Other	475	650	(175)	(27)%
Total revenues	33,079	32,310	769	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,750	10,164	1,586	16%
Rental related services	517	686	(169)	(25)%
Other	3,562	4,018	(456)	(11)%
Total direct costs of rental operations	15,829	14,868	961	6%
Costs of sales	3,049	2,617	432	17%
Total costs of revenues	18,878	17,485	1,393	8%
Gross Profit
Rental	10,700	11,307	(607)	(5)%
Rental related services	153	168	(15)	(9)%
Rental operations	10,853	11,475	(622)	(5)%
Sales	2,873	2,700	173	6%
Other	475	650	(175)	(27)%
Total gross profit	14,201	14,825	(624)	(4)%
Selling and administrative expenses	5,875	6,093	(218)	(4)%
Income from operations	8,326	8,732	(406)	(5)%
Interest expense allocation	(500)	(707)	(207)	(29)%
Foreign currency exchange gain	117	37	80	nm
Pre-tax income	$7,943	$8,062	$(119)	(1)%
Other Selected Information
Average rental equipment [1]	$338,919	$297,379	$41,540	14%
Average rental equipment on rent	$216,583	$199,826	$16,757	8%
Average monthly total yield [2]	2.56%	2.86%		(10)%
Average utilization [3]	63.9%	67.2%		(5)%
Average monthly rental rate [4]	4.00%	4.25%		(6)%
Period end rental equipment [1]	$337,227	$306,743	$30,484	10%
Period end utilization [3]	65.7%	67.3%		(2)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2020 decreased $0.6 million, or 4%, to $14.2 million. For the three months ended June 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.5 million, or 2%, and depreciation expense increased $1.6 million, or 16%, resulting in a 5% decrease in gross profit on rental revenues to $10.7 million.  As a percentage of rental revenues, depreciation was 45% in 2020 and 40% in 2019, and other direct costs were 14% in 2020 and 16% in 2019, which resulted in a gross margin percentage of 41% in 2020 compared to 44% in 2019.  The rental revenues increase was due to 8% higher average rental equipment on rent in 2020 as compared to 2019, partly offset by 6% lower average monthly rental rates.  The lower rental rates were primarily related to business mix, with more general purpose equipment and less communications equipment on rent compared to the prior year.

•

Gross Profit on Sales – Sales revenues increased $0.6 million, or 11%, to $5.9 million in 2020.  Gross profit on sales increased $0.2 million, or 6%, to $2.9 million with gross margin percentage of 49% in 2020 compared with 51% in 2019. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2020, selling and administrative expenses decreased $0.2 million, or 4%, to $5.9 million, primarily due to lower marketing and administrative expenses.

Adler Tanks

For the three months ended June 30, 2020, Adler Tanks’ total revenues decreased $7.7 million, or 29%, to $18.6 million compared to the same period in 2019, primarily due to lower rental, rental related services and sales revenues.  Lower gross profit on rental, rental related services and sales revenues, partly offset by lower selling and administrative expenses, resulted in a $2.8 million, or 70%, decrease in pre-tax income to $1.2 million for the three months ended June 30, 2020, compared to the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/20 compared to Three Months Ended 6/30/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
Continued	2020	2019	$	%
Revenues
Rental	$12,989	$17,879	$(4,890)	(27)%
Rental related services	5,342	7,712	(2,370)	(31)%
Rental operations	18,331	25,591	(7,260)	(28)%
Sales	232	593	(361)	(61)%
Other	70	151	(81)	(54)%
Total revenues	18,633	26,335	(7,702)	(29)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,096	4,093	3	0%
Rental related services	4,015	5,723	(1,708)	(30)%
Other	2,227	3,441	(1,214)	(35)%
Total direct costs of rental operations	10,338	13,257	(2,919)	(22)%
Costs of sales	228	415	(187)	(45)%
Total costs of revenues	10,566	13,672	(3,106)	(23)%
Gross Profit
Rental	6,666	10,345	(3,679)	(36)%
Rental related services	1,327	1,989	(662)	(33)%
Rental operations	7,993	12,334	(4,341)	(35)%
Sales	4	178	(174)	(98)%
Other	70	151	(81)	(54)%
Total gross profit	8,067	12,663	(4,596)	(36)%
Selling and administrative expenses	6,353	7,814	(1,461)	(19)%
Income from operations	1,714	4,849	(3,135)	(65)%
Interest expense allocation	(518)	(819)	(301)	(37)%
Pre-tax income	$1,196	$4,030	$(2,834)	(70)%
Other Selected Information
Average rental equipment [1]	$314,780	$313,552	$1,228	0%
Average rental equipment on rent	$139,464	$180,175	$(40,711)	(23)%
Average monthly total yield [2]	1.38%	1.90%		(27)%
Average utilization [3]	44.3%	57.5%		(23)%
Average monthly rental rate [4]	3.10%	3.31%		(6)%
Period end rental equipment [1]	$314,905	$313,730	$1,175	0%
Period end utilization [3]	43.1%	55.3%		(22)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended June 30, 2020 decreased 36%, to $8.1 million.  For the three months ended June 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues decreased $4.9 million, or 27%, due to 23% lower average rental equipment on rent and 6% lower average monthly rental rates in 2020 compared to 2019. COVID-19 related business disruptions and a decrease in the price of oil and gas, contributed to weaker activities in multiple geographic and market segments, which resulted in decreased rental revenues compared to 2019.  As a percentage of rental revenues, depreciation was 32% in 2020 and 23% in 2019, and other direct costs were 17% and 19% in 2020 and 2019, respectively, which resulted in gross margin percentages of 51% and 58% in 2020 and 2019, respectively.  The lower rental revenues, and lower rental margins resulted in a 36% decrease in gross profit on rental revenues to $6.7 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $2.4 million, or 31%, to $5.3 million compared to 2019. Lower rental related services revenues and lower gross margin percentage of 25% in 2020 compared with 26% in 2019 resulted in rental related services gross profit decreasing 33% to $1.3 million in 2020.

For the three months ended June 30, 2020, selling and administrative expenses decreased 19% to $6.4 million compared to the same period in 2019, primarily due to decreased corporate allocated expenses, lower marketing and administrative costs and decreased salaries and employee benefit costs.

Six Months Ended June 30, 2020 Compared to

Six Months Ended June 30, 2019

Overview

Consolidated revenues for the six months ended June 30, 2020 increased 7% to $267.1 million from $249.4 million for the same period in 2019.  Consolidated net income for the six months ended June 30, 2020 increased 13% to $42.7 million, from $37.9 million for the same period in 2019.  Earnings per diluted share for the six months ended June 30, 2020 increased 13% to $1.74 from $1.54 for the same period in 2019.

For the six months ended June 30, 2020, on a consolidated basis:

•

Gross profit increased $8.0 million, or 7%, to $124.9 million in 2020.  Mobile Modular’s gross profit increased $11.4 million, or 18%, primarily due to higher gross profit on rental, rental related services and sales revenues.  TRS-RenTelco’s gross profit increased $0.5 million, or 2%, primarily due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues.  Adler Tanks’ gross profit decreased $6.5 million, or 27%, primarily due to lower gross profit on rental, rental related services and sales revenues.  Enviroplex’s gross profit increased $2.6 million, primarily due to $6.8 million higher sales revenues of $10.7 million in 2020.

•	Selling and administrative expenses increased 3% to $62.5 million from $60.5 million for the same period in 2019, primarily due to increased employee salaries and employee benefit costs.
•	Interest expense decreased 23% to $4.8 million, due to 20% lower net average interest rates of 3.34% in 2020 compared to 4.21% in 2019, and 3% lower debt levels of the Company.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 65%, 27% and 6%, respectively, compared to 56%, 30% and 15%, respectively, for the comparable 2019 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 3% in 2020, compared to negative 1% in 2019.

•	The provision for income taxes resulted in an effective tax rate of 25.4% and 24.5% for the six months ended June 30, 2020 and 2019, respectively
•	Adjusted EBITDA increased $10.7 million, or 10%, to $113.0 million in 2020.

Mobile Modular

For the six months ended June 30, 2020, Mobile Modular’s total revenues increased $17.1 million, or 13%, to $150.0 million compared to the same period in 2019, primarily due to higher rental, rental related services and sales revenues during the period.  The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 33% increase in pre-tax income to $37.2 million for the six months ended June 30, 2020, from $28.1 million for the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Six Months Ended 6/30/20 compared to Six Months Ended 6/30/19 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$94,038	$86,998	$7,040	8%
Rental related services	32,607	30,372	2,235	7%
Rental operations	126,645	117,370	9,275	8%
Sales	22,572	14,725	7,847	53%
Other	743	719	24	3%
Total revenues	149,960	132,814	17,146	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,406	10,877	529	5%
Rental related services	23,712	22,655	1,057	5%
Other	24,993	26,917	(1,924)	(7)%
Total direct costs of rental operations	60,111	60,449	(338)	(1)%
Costs of sales	15,548	9,500	6,048	64%
Total costs of revenues	75,659	69,949	5,710	8%
Gross Profit
Rental	57,638	49,204	8,434	17%
Rental related services	8,895	7,717	1,178	15%
Rental operations	66,533	56,921	9,612	17%
Sales	7,024	5,225	1,799	34%
Other	744	719	25	3%
Total gross profit	74,301	62,865	11,436	18%
Selling and administrative expenses	34,275	31,047	3,228	10%
Income from operations	40,026	31,818	8,208	26%
Interest expense allocation	(2,826)	(3,761)	(935)	(25)%
Pre-tax income	$37,200	$28,057	$9,143	33%
Other Selected Information
Average rental equipment [1]	$819,212	$782,562	$36,650	5%
Average rental equipment on rent	$640,272	$618,658	$21,614	3%
Average monthly total yield [2]	1.90%	1.85%		3%
Average utilization [3]	78.2%	79.1%		(1)%
Average monthly rental rate [4]	2.45%	2.34%		5%
Period end rental equipment [1]	$825,093	$750,701	$74,392	10%
Period end utilization [3]	76.8%	77.2%		(1)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2020 increased $11.4 million, or 18%, to $74.3 million.  For the six months ended June 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues - Rental revenues increased $7.0 million, or 8%, primarily due to 5% higher average monthly rental rates and 3% higher average rental equipment on rent in 2020 as compared to 2019.  As a percentage of rental revenues, depreciation was 12% in 2020 and 2019, and other direct costs were 27% in 2020 and 31% in 2019, which resulted in gross margin percentage of 61% in 2020 compared to 57% in 2019.  The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $8.4 million, or 17%, to $57.6 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $2.2 million, or 7%, compared to 2019.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to increased services performed during the lease.  The higher revenues, together with higher gross margin percentage of 27% in 2020 compared to 25% in 2019, resulted in rental related services gross profit increasing $1.2 million, or 15% to $8.9 million in 2020.

•

Gross Profit on Sales – Sales revenues increased $7.8 million, or 53%, primarily due to higher new and used equipment sales compared to 2019.  The higher sales revenues, partly offset by lower gross margin percentage of 31% in 2020 compared to 35% in 2019 resulted in sales gross profit increasing $1.8 million, or 34%, to $7.0 million in 2020.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2020, selling and administrative expenses increased $3.2 million, or 10%, to $34.3 million, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

TRS-RenTelco

For the six months ended June 30, 2020, TRS-RenTelco’s total revenues increased $4.2 million, or 7%, to $67.1 million compared to the same period in 2019, primarily due to higher rental revenues.  Pre-tax income increased 1%, to $15.3 million for the six months ended June 30, 2020 compared to $15.1 million for the same period in 2019, primarily due to higher gross profit on rental and rental related services revenues, partly offset by lower gross profit on sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Six Months Ended 6/30/20 compared to Six Months Ended 6/30/19 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$53,548	$49,112	$4,436	9%
Rental related services	1,496	1,562	(66)	(4)%
Rental operations	55,044	50,674	4,370	9%
Sales	11,031	11,067	(36)	(0)%
Other	1,067	1,245	(178)	(14)%
Total revenues	67,142	62,986	4,156	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,582	19,684	3,898	20%
Rental related services	1,163	1,313	(150)	(11)%
Other	7,942	8,118	(176)	(2)%
Total direct costs of rental operations	32,687	29,115	3,572	12%
Costs of sales	5,497	5,379	118	2%
Total costs of revenues	38,184	34,494	3,690	11%
Gross Profit
Rental	22,024	21,310	714	3%
Rental related services	333	249	84	34%
Rental operations	22,357	21,559	798	4%
Sales	5,534	5,688	(154)	(3)%
Other	1,067	1,245	(178)	(14)%
Total gross profit	28,958	28,492	466	2%
Selling and administrative expenses	12,236	12,063	173	1%
Income from operations	16,722	16,429	293	2%
Interest expense allocation	(1,147)	(1,385)	(238)	(17)%
Foreign currency exchange (loss) gain	(319)	86	(405)	nm
Pre-tax income	$15,256	$15,130	$126	1%
Other Selected Information
Average rental equipment [1]	$338,066	$291,590	$46,476	16%
Average rental equipment on rent	$218,714	$191,485	$27,229	14%
Average monthly total yield [2]	2.64%	2.81%		(6)%
Average utilization [3]	64.7%	65.7%		(2)%
Average monthly rental rate [4]	4.08%	4.27%		(4)%
Period end rental equipment [1]	$337,227	$306,743	$30,484	10%
Period end utilization [3]	65.7%	67.3%		(2)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the six months ended June 30, 2020 increased $0.5 million, or 2%, to $29.0 million.  For the six months ended June 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.4 million, or 9%, with depreciation expense increasing $3.9 million, or 20%, to $23.6 million and other direct costs decreasing $0.2 million, or 2%, to $7.9 million, resulting in a 3% increase in gross profit on rental revenues to $22.0 million.  As a percentage of rental revenues, depreciation was 44% in 2020, compared to 40% in 2019, and other direct costs were 15% and 17% in 2020 and 2019, respectively, which resulted in a gross margin percentage of 41% in 2020 compared to 43% in 2019.  The rental revenues increase was due to 14% higher average rental equipment on rent, partly offset by 4% lower average monthly rental rates, compared to 2019.

•

Gross Profit on Sales – Sales revenues decreased $0.1 million to $11.0 million in 2020. Gross profit on sales decreased $0.2 million with gross margin percentage decreasing to 50% from 51% in 2019, primarily due to lower margins on used equipment sales.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2020, selling and administrative expenses increased $0.2 million, or 1%, to $12.2 million compared to the same period in 2019.

Adler Tanks

For the six months ended June 30, 2020, Adler Tanks’ total revenues decreased $10.4 million, or 21%, to $39.3 million compared to the same period in 2019, primarily due to lower rental, rental related services and sales revenues during the period.  The revenue decrease together with lower total gross profit, partly offset by lower selling and administrative expenses resulted in a 57% decrease in pre-tax income to $3.2 million for the six months ended June 30, 2020, from $7.5 million for the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Six Months Ended 6/30/20 compared to Six Months Ended 6/30/19 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$27,549	$34,691	$(7,142)	(21)%
Rental related services	10,883	13,988	(3,105)	(22)%
Rental operations	38,432	48,679	(10,247)	(21)%
Sales	730	863	(133)	(15)%
Other	160	228	(68)	(30)%
Total revenues	39,322	49,770	(10,448)	(21)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,233	8,126	107	1%
Rental related services	8,282	10,532	(2,250)	(21)%
Other	4,683	6,439	(1,756)	(27)%
Total direct costs of rental operations	21,198	25,097	(3,899)	(16)%
Costs of sales	548	587	(39)	(7)%
Total costs of revenues	21,746	25,684	(3,938)	(15)%
Gross Profit
Rental	14,633	20,126	(5,493)	(27)%
Rental related services	2,601	3,456	(855)	(25)%
Rental operations	17,234	23,582	(6,348)	(27)%
Sales	182	276	(94)	nm
Other	160	228	(68)	(30)%
Total gross profit	17,576	24,086	(6,510)	(27)%
Selling and administrative expenses	13,177	14,894	(1,717)	(12)%
Income from operations	4,399	9,192	(4,793)	(52)%
Interest expense allocation	(1,179)	(1,646)	(467)	(28)%
Pre-tax income	$3,220	$7,546	$(4,326)	(57)%
Other Selected Information
Average rental equipment [1]	$314,823	$313,032	$1,791	1%
Average rental equipment on rent	$144,512	$178,745	$(34,233)	(19)%
Average monthly total yield [2]	1.46%	1.85%		(21)%
Average utilization [3]	45.9%	57.1%		(20)%
Average monthly rental rate [4]	3.18%	3.23%		(2)%
Period end rental equipment [1]	$314,905	$313,730	$1,175	0%
Period end utilization [3]	43.1%	55.3%		(22)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.

Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.

4.	Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm	Not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2020 decreased $6.5 million, or 27%, to $17.6 million.  For the six months ended June 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues decreased $7.1 million, or 21%, primarily due to 19% lower average rental equipment on rent, and 2% lower average monthly rental rates in 2020 as compared to 2019. COVID-19 related business disruptions and a decrease in the price of oil and gas, contributed to weaker activities in multiple geographic and market segments, which resulted in decreased rental revenues compared to 2019. As a percentage of rental revenues, depreciation was 30% in 2020 and 23% in 2019, and other direct costs were 17% and 19% in 2020 and 2019, respectively, which resulted in gross margin percentages of 53% and 58% in 2020 and 2019, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $5.5 million, or 27%, to $14.6 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $3.1 million, or 22%, compared to 2019.  The lower revenues and lower gross margin percentage of 24% in 2020 compared to 25% in 2019, resulted in rental related services gross profit decreasing $0.9 million, or 25%, to $2.6 million in 2020.

For the six months ended June 30, 2020, selling and administrative expenses decreased $1.7 million, or 12%, to $13.2 million compared to the same period in 2019, primarily due to lower salaries and employee benefit costs, decreased marketing and administrative costs and lower corporate allocated expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended June 30, 2020 compared to the same period in 2019 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $97.5 million in 2020 compared to $92.0 million in 2019.  The 6% increase in net cash provided by operating activities was primarily attributable to a lower increase in prepaid expenses and other assets and improved income from operations, partly offset by lower increase in accounts payable and accrued liabilities and deferred income.

Cash Flows from Investing Activities:  Net cash used in investing activities was $42.5 million in 2020, compared to $76.4 million in 2019. The $33.8 million decrease was primarily due to $33.1 million lower purchases of rental equipment of $57.6 million in 2020, compared to 2019, $3.6 million higher proceeds from sales of used rental equipment, partly offset by $2.9 million higher purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $56.7 million in 2020, compared to $15.6 million in 2019.  The $41.1 million increase was due to $24.6 million higher net repayment under bank lines of credit, $13.5 million higher repurchases of common stock and $2.2 million higher dividend payments.

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

Unsecured Revolving Lines of Credit

On March 31, 2020, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be further increased to $670.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $12.0 million Treasury Sweep Note due March 31, 2025, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the “the Prior NPA”): (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2014 and due March 17, 2021, and (ii) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on March 31, 2025 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2016 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on March 31, 2020.

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

At June 30, 2020, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $172.1 million was outstanding, and had capacity to borrow up to an additional $259.9 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2020, the actual ratio was 4.38 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2020, the actual ratio was 1.10 to 1.

At June 30, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Prior NPA. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At June 30, 2020, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At June 30, 2020, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2020, the actual ratio was 4.38 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2020, the actual ratio was 1.10 to 1.

At June 30, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time. There were 279,866 shares of common stock repurchased during the six months ended June 30, 2020 for the aggregate purchase price of $13.5 million or an average price of $48.24 per repurchased share.  There were no shares repurchased in the six months ended June 30, 2019. As of June 30, 2020, 1,312,160 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2019 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2019 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2020.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot at this time quantify or forecast the full impact of COVID-19 on our business.  The degree to which COVID-19 impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, and we cannot assure you as to the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.

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

At June 30, 2020, we had $35.4 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.7 million per year for each 1% increase in the average interest rate we pay based on the $172.1 million balance of variable rate debt outstanding at June 30, 2020.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As a consequence of prior economic recessions, many states and local governments experienced large budget deficits resulting in severe budgetary constraints among public school districts.  To the extent public school districts’ funding is reduced for the rental and purchase of modular buildings, our business could be harmed and our results of operations negatively impacted.  We believe that interruptions or delays in the passage of facility bond measures or completion of state budgets, an insufficient amount of state funding, a significant reduction of funding to public schools, or changes negatively impacting enrollment may reduce the rental and sale demand for our educational products.  Any reductions in funding available to the school districts from the states in which we do business may cause school districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations, class size reduction initiatives and modernization and reconstruction project needs, which could reduce our revenues and operating income and consequently have a material adverse effect on the Company’s financial condition.

Public policies that create demand for our products and services may change, resulting in decreased demand for or the pricing of our products and services, which could negatively affect our revenues and operating income.

Various states that we operate enacted laws and constitutional amendments to provide funding for school districts to limit the number of students that may be grouped in a single classroom.  School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms.  In California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms.  Prior economic recessions caused state and local budget shortfalls, which reduced school districts’ funding and their ability to comply with state class size reduction requirements.  If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate.  Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income.

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

Some of our competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In July 2020, WillScot Corporation merged with Mobile Mini, Inc.  In August 2018, WillScot Corporation completed the acquisition of Modspace.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of June 30, 2020, 65% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including United Rentals, Rain For Rent and Mobile Mini, Inc. (merged with WillScot Corporation in July 2020), all of which may be larger than we are, may offer a wider range of products and services and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2018, United Rentals, Inc. completed the acquisition of BakerCorp.  This acquisition may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and six months ended June 30, 2020, oil and gas exploration and production accounted for approximately 8% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company repurchased 115,920 shares of common stock under the Repurchase Plan (as defined below) for an aggregate repurchase price of $5.6 million, or an average of price of $48.72 per share. The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	46,728	$48.89	46,728	—
May 1 - May 31	69,192	$48.61	69,192	—
June 1- June 30	—	$—	—	1,312,160
Total	115,920	$48.72	115,920	1,312,160

(1)	The number represents the number of shares of our common stock that remain available for purchase pursuant to the Company’s Board of Directors’ authorization as of June 30, 2020.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2020	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer