Form 10-Q
period 2020-09-30
MCGRATH RENTCORP
filed 2020-10-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, 24,111,298 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of September 30, 2020 and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three and nine-months ended September 30, 2020 and 2019, cash flows for the nine-months ended September 30, 2020 and 2019 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California

October 29, 2020

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues
Rental	$88,138	$90,857	$263,273	$261,658
Rental related services	25,040	30,816	70,026	76,738
Rental operations	113,178	121,673	333,299	338,396
Sales	42,331	50,855	87,366	81,387
Other	939	1,034	2,909	3,226
Total revenues	156,448	173,562	423,574	423,009
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,419	20,535	64,640	59,222
Rental related services	18,603	23,007	51,760	57,507
Other	18,553	19,654	56,171	61,128
Total direct costs of rental operations	58,575	63,196	172,571	177,857
Costs of sales	29,669	32,084	57,911	49,984
Total costs of revenues	88,244	95,280	230,482	227,841
Gross profit	68,204	78,282	193,093	195,168
Selling and administrative expenses	30,871	31,534	93,365	92,044
Income from operations	37,333	46,748	99,728	103,124
Other income (expense):
Interest expense	(1,968)	(3,161)	(6,804)	(9,407)
Foreign currency exchange gain (loss)	130	(132)	(189)	(46)
Income before provision for income taxes	35,495	43,455	92,735	93,671
Provision for income taxes	7,394	10,987	21,926	23,266
Net income	$28,101	$32,468	$70,809	$70,405
Earnings per share:
Basic	$1.17	$1.34	$2.93	$2.90
Diluted	$1.15	$1.32	$2.88	$2.86
Shares used in per share calculation:
Basic	24,097	24,268	24,170	24,237
Diluted	24,443	24,632	24,558	24,592
Cash dividends declared per share	$0.420	$0.375	$1.260	$1.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$28,101	$32,468	$70,809	$70,405
Other comprehensive income (loss):
Foreign currency translation adjustment	(93)	82	64	42
Tax benefit (provision)	22	(20)	(14)	(12)
Comprehensive income	$28,030	$32,530	$70,859	$70,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2020	2019
Assets
Cash	$1,543	$2,342
Accounts receivable, net of allowance for doubtful accounts of $2,200 in 2020 and $1,883 in 2019	129,433	128,099
Rental equipment, at cost:
Relocatable modular buildings	885,314	868,807
Electronic test equipment	335,520	335,343
Liquid and solid containment tanks and boxes	316,110	316,261
	1,536,944	1,520,411
Less accumulated depreciation	(588,819)	(552,911)
Rental equipment, net	948,125	967,500
Property, plant and equipment, net	134,245	131,047
Prepaid expenses and other assets	46,670	45,356
Intangible assets, net	7,167	7,334
Goodwill	28,197	28,197
Total assets	$1,295,380	$1,309,875
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$249,980	$293,431
Accounts payable and accrued liabilities	108,824	109,174
Deferred income	58,555	54,964
Deferred income taxes, net	216,407	218,270
Total liabilities	633,766	675,839
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,111 shares as of September 30, 2020 and 24,296 shares as of December 31, 2019	106,079	106,360
Retained earnings	555,555	527,746
Accumulated other comprehensive loss	(20)	(70)
Total shareholders’ equity	661,614	634,036
Total liabilities and shareholders’ equity	$1,295,380	$1,309,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	20,159	—	20,159
Share-based compensation	—	1,723	—	—	1,723
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Repurchased common stock	(164)	(725)	(7,127)		(7,852)
Taxes paid related to net share settlement of stock awards	—	(401)	—	—	(401)
Dividends accrued of $0.42 per share	—	—	(10,219)	—	(10,219)
Other comprehensive income	—	—	—	158	158
Balance at March 31, 2020	24,182	$106,957	$530,559	$88	$637,604
Net income	—	—	22,549	—	22,549
Share-based compensation	—	1,501	—	—	1,501
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Repurchased common stock	(116)	(509)	(5,139)		(5,648)
Taxes paid related to net share settlement of stock awards	—	(1,939)	—	—	(1,939)
Dividends accrued of $0.42 per share	—	—	(10,194)	—	(10,194)
Other comprehensive loss	—	—	—	(37)	(37)
Balance at June 30, 2020	24,085	$106,010	$537,775	$51	$643,836
Net income	—	—	28,101	—	28,101
Share-based compensation	—	1,670	—	—	1,670
Common stock issued under stock plans, net of shares withheld for employee taxes	28	—	—	—	—
Repurchased common stock	(2)	(11)	(106)		(117)
Taxes paid related to net share settlement of stock awards	—	(1,590)	—	—	(1,590)
Dividends accrued of $0.42 per share	—	—	(10,215)	—	(10,215)
Other comprehensive loss	—	—	—	(71)	(71)
Balance at September 30, 2020	24,111	$106,079	$555,555	$(20)	$661,614

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	18,449	—	18,449
Share-based compensation	—	1,392	—	—	1,392
Common stock issued under stock plans, net of shares withheld for employee taxes	40	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,555)	—	—	(1,555)
Dividends accrued of $0.375 per share	—	—	(9,151)	—	(9,151)
Other comprehensive loss	—	—	—	(27)	(27)
Balance at March 31, 2019	24,222	$103,638	$477,081	$(76)	$580,643
Net income	—	—	19,488	—	19,488
Share-based compensation	—	1,354	—	—	1,354
Common stock issued under stock plans, net of shares withheld for employee taxes	31	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(8)	—	—	(8)
Dividends accrued of $0.375 per share	—	—	(9,162)	—	(9,162)
Other comprehensive loss	—	—	—	(6)	(6)
Balance at June 30, 2019	24,253	$104,984	$487,407	$(82)	$592,309
Net income	—	—	32,468	—	32,468
Share-based compensation	—	1,350	—	—	1,350
Common stock issued under stock plans, net of shares withheld for employee taxes	32	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(301)	—	—	(301)
Dividends accrued of $0.375 per share	—	—	(9,173)	—	(9,173)
Other comprehensive income	—	—	—	62	62
Balance at September 30, 2019	24,285	$106,033	$510,702	$(20)	$616,715

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$70,809	$70,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,249	65,960
Provision for doubtful accounts	1,227	655
Share-based compensation	4,894	4,096
Gain on sale of used rental equipment	(14,110)	(15,168)
Foreign currency exchange loss	189	46
Amortization of debt issuance costs	8	8
Change in:
Accounts receivable	(2,561)	(16,929)
Prepaid expenses and other assets	(1,314)	(11,734)
Accounts payable and accrued liabilities	(582)	19,304
Deferred income	3,591	10,946
Deferred income taxes	(1,863)	9,280
Net cash provided by operating activities	131,537	136,869
Cash Flows from Investing Activities:
Purchases of rental equipment	(65,661)	(127,243)
Purchases of property, plant and equipment	(9,639)	(6,845)
Cash paid for acquisition of business assets	—	(7,401)
Proceeds from sales of used rental equipment	33,837	30,844
Net cash used in investing activities	(41,463)	(110,645)
Cash Flows from Financing Activities:
Net (repayment) borrowing under bank lines of credit	(43,460)	2,897
Repurchase of common stock	(13,617)	—
Taxes paid related to net share settlement of stock awards	(3,930)	(1,864)
Payment of dividends	(29,642)	(26,432)
Net cash used in financing activities	(90,649)	(25,399)
Effect of foreign currency exchange rate changes on cash	(224)	(43)
Net (decrease) increase in cash	(799)	782
Cash balance, beginning of period	2,342	1,508
Cash balance, end of period	$1,543	$2,290
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$6,829	$9,359
Net income taxes paid, during the period	$24,704	$10,030
Dividends accrued during the period, not yet paid	$10,355	$9,241
Rental equipment acquisitions, not yet paid	$5,827	$9,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three and nine months ended September 30, 2020 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 25, 2020 for the year ended December 31, 2019 (the “2019 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removes specific exceptions to the general principles in Topic 740 in GAAP.  It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) effective January 1, 2020.  Under the new guidance, companies are required to present financial assets held at amortized cost and available for sale debt securities net of the amount expected to be collected.  The new guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.  The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues.  The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay.  The Company recognized bad debt expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.  Bad debt expense for the three and nine months ended September 30, 2019 was $0.3 million and $0.7 million, respectively.  The allowance for doubtful accounts was $2.2 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively.

Net investment in sales-type leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment.  Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset.  The net investment in sales-type leases was $1.9 million at September 30, 2020 and $2.9 million at December 31, 2019.  The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of September 30, 2020.  The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay.  Lease receivables are considered past due 90 days after invoice.  The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following:  historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts.  The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers.  The Company does not own available for sale debt securities or other financial assets at September 30, 2020.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $20.7 million and $17.5 million at September 30, 2020 and December 31, 2019, respectively.  Sales revenues totaling $7.1 million and $15.6 million were recognized during the three and nine months ended September 30, 2020, respectively, which were included in the contract liability balance at December 31, 2019.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.4 million and $1.0 million at September 30, 2020 and December 31, 2019, respectively.

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

In the three and nine months ended September 30, 2020, the Company’s lease revenues were $100.7 million and $300.8 million, respectively, consisting of $100.0 million and $299.0 million of operating lease revenues, respectively, and $0.7 million and $1.8 million of finance lease revenues, respectively.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the nine months ended September 30, 2020 include $1.7 million of sales revenues and $0.2 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months and nine months ended September 30, 2020 and 2019:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended September 30,
2020
Leasing	$58,655	$28,530	$13,532	$—	$100,717
Non-lease:
Rental related services	7,488	668	5,465	—	13,621
Sales	29,275	6,262	230	5,914	41,681
Other	(5)	396	38	—	429
Total non-lease	36,758	7,326	5,733	5,914	55,731
Total revenues	$95,413	$35,856	$19,265	$5,914	$156,448

2019
Leasing	$61,519	$28,284	$17,412	$—	$107,215
Non-lease:
Rental related services	8,105	717	7,217	—	16,039
Sales	16,676	4,614	140	28,361	49,791
Other	2	475	40	—	517
Total non-lease	24,783	5,806	7,397	28,361	66,347
Total revenues	$86,302	$34,090	$24,809	$28,361	$173,562

Nine Months Ended September 30,
2020
Leasing	$175,781	$83,587	$41,458	$—	$300,826
Non-lease:
Rental related services	17,711	1,950	16,110	—	35,771
Sales	51,847	16,271	960	16,616	85,694
Other	34	1,190	59	—	1,283
Total non-lease	69,592	19,411	17,129	16,616	122,748
Total revenues	$245,373	$102,998	$58,587	$16,616	$423,574

2019
Leasing	$171,995	$79,450	$52,709	$—	$304,154
Non-lease:
Rental related services	15,651	1,958	20,760	—	38,369
Sales	31,401	14,235	1,003	32,238	78,877
Other	69	1,433	107	—	1,609
Total non-lease	47,121	17,626	21,870	32,238	118,855
Total revenues	$219,116	$97,076	$74,579	$32,238	$423,009

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Weighted-average number of shares of common stock for calculating basic earnings per share	24,097	24,268	24,170	24,237
Effect of potentially dilutive securities from equity-based compensation	346	364	388	355
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,443	24,632	24,558	24,592

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2020 and 2019.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Number of shares repurchased	2,355	—	282,221	—
Aggregate purchase price	$117	$—	$13,617	$—
Average price per repurchased share	$49.61	$—	$48.25	$—

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	September 30, 2020	December 31, 2019
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	10,644
Non-compete agreements	5	157	157
		16,672	16,672
Less accumulated amortization		(9,505)	(9,338)
		$7,167	$7,334

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

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2020 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.1 million for the remainder of fiscal year 2020, and $0.2 million in 2021 through 2026.

NOTE 7. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2019 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2020 and 2019 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2020
Rental revenues	$141,172	$81,167	$40,934	$ —	$263,273
Rental related services revenues	51,291	2,296	16,439	—	70,026
Sales and other revenues	52,910	19,535	1,214	16,616	90,275
Total revenues	245,373	102,998	58,587	16,616	423,574
Depreciation of rental equipment	17,177	35,129	12,334	—	64,640
Gross profit	116,928	43,921	26,116	6,128	193,093
Selling and administrative expenses	52,014	18,198	18,998	4,155	93,365
Income from operations	64,914	25,723	7,118	1,973	99,728
Interest (expense) income allocation	(3,982)	(1,606)	(1,651)	435	(6,804)
Income before provision for income taxes	60,932	23,928	5,467	2,408	92,735
Rental equipment acquisitions	31,667	31,643	1,680	—	64,990
Accounts receivable, net (period end)	85,033	23,758	14,567	6,075	129,433
Rental equipment, at cost (period end)	885,314	335,520	316,110	—	1,536,944
Rental equipment, net book value (period end)	613,357	161,120	173,648	—	948,125
Utilization (period end) [2]	76.5%	68.4%	45.5%
Average utilization [2]	77.5%	65.6%	45.5%
2019
Rental revenues	$133,736	$76,050	$51,872	$ —	$261,658
Rental related services revenues	52,946	2,425	21,367	—	76,738
Sales and other revenues	32,434	18,601	1,340	32,238	84,613
Total revenues	219,116	97,076	74,579	32,238	423,009
Depreciation of rental equipment	16,449	30,533	12,240	—	59,222
Gross profit	102,029	44,673	36,380	12,086	195,168
Selling and administrative expenses	48,013	18,101	22,054	3,876	92,044
Income from operations	54,016	26,572	14,326	8,210	103,124
Interest (expense) income allocation	(5,948)	(1,662)	(2,598)	801	(9,407)
Income before provision for income taxes	48,068	24,864	11,728	9,011	93,671
Rental equipment acquisitions	62,084	66,525	3,884	—	132,493
Accounts receivable, net (period end)	88,893	22,515	19,382	7,324	138,114
Rental equipment, at cost (period end)	865,254	321,677	315,838	—	1,502,769
Rental equipment, net book value (period end)	607,949	162,196	188,465	—	958,610
Utilization (period end) 2	79.5%	67.1%	51.0%
Average utilization 2	79.1%	66.0%	56.2%

1.

Gross Enviroplex sales revenues were $17,893 and $32,237 for the nine months ended September 30, 2020 and 2019, respectively. There were $1,277 inter-segment sales to Mobile Modular in the nine months ended September 30, 2020, which required elimination in consolidation.  There were no inter-segment sales in the nine months ended September 30, 2019.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2020 and 2019. Revenues from foreign country customers accounted for 2% and 3% of the Company’s total revenues for the same periods, respectively.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 8% of the Company’s total revenues in the nine months ended September 30, 2020. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the nine months ended September 30, 2020, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 65%, 26%, 6% and 3% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 51%, 27%, 12% and 10% for the same period in 2019.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 79% and 80% of consolidated revenues in the nine months ended September 30, 2020 and 2019, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2020, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 58%, 25% and 17%, respectively, compared to 55%, 23% and 22%, respectively, in the same period of 2019.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2020 and 2019, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 21% and 20% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the nine months ended September 30, 2020 and 2019, Mobile Modular and Enviroplex together comprised 77% and 76%, respectively, TRS-RenTelco comprised 21% and 22%, respectively, and Adler Tanks comprised 2% in both periods.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Net income	$28,101	$32,468	$70,809	$70,405	$97,210	$94,654
Provision for income taxes	7,395	10,987	21,926	23,266	30,979	31,035
Interest expense	1,968	3,161	6,804	9,407	9,728	12,571
Depreciation and amortization	23,586	22,873	71,249	65,960	94,765	87,039
EBITDA	61,050	69,489	170,788	169,038	232,682	225,299
Share-based compensation	1,670	1,350	4,894	4,096	6,690	5,397
Adjusted EBITDA [1]	$62,720	$70,839	$175,682	$173,134	$239,372	$230,696
Adjusted EBITDA margin [2]	40%	41%	41%	41%	42%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Adjusted EBITDA [1]	$62,720	$70,839	$175,682	$173,134	$239,372	$230,696
Interest paid	(1,798)	(3,149)	(6,829)	(9,359)	(9,945)	(12,764)
Income taxes paid, net of refunds received	(22,551)	(3,857)	(24,704)	(10,030)	(32,202)	(12,132)
Gain on sale of used rental equipment	(4,508)	(6,000)	(14,110)	(15,168)	(20,251)	(19,683)
Foreign currency exchange loss (gain)	(130)	132	189	46	59	30
Amortization of debt issuance costs	3	3	8	8	11	10
Change in certain assets and liabilities:
Accounts receivable, net	(3,493)	(16,272)	(1,334)	(16,274)	8,630	(22,201)
Prepaid expenses and other assets	327	9,512	(1,314)	(11,734)	(3,110)	(10,890)
Accounts payable and other liabilities	5,669	(363)	358	15,300	2,315	17,167
Deferred income	(2,224)	(5,963)	3,591	10,946	(2,217)	12,463
Net cash provided by operating activities	$34,015	$44,882	$131,537	$136,869	$182,662	$182,696

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2020, the actual ratio was 4.30 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2020, the actual ratio was 1.04 to 1.

At September 30, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

           Dividends

On September 18, 2020, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.42 per common share for the quarter ended September 30, 2020, an increase of 12% over the prior year’s comparable quarter.

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

On March 31, 2020, the Company entered into an amended and restated $250 million note purchase and private shelf agreement with Prudential Private Capital (the “Note Purchase Agreement”).  In addition to governing the terms of the current $40 million Series B Senior Notes and $60 million Series C Senior Notes outstanding, the new agreement allows for the issuance of up to an additional $150 million of senior notes on terms to be determined at such time that any additional notes are issued.

On October 1, 2020, the Company entered into a rate lock agreement with Prudential Private Capital, pursuant to which, the Company agreed to a fixed interest rate of 2.57% for future issuance, if any, of senior unsecured notes in the aggregate amount of $40.0 million with a 7-year maturity.  If issued, the funding for such notes would occur on or before March 17, 2021 and would be subject to the terms and conditions of the Note Purchase Agreement.

Covid-19

The outbreak of a new strain of coronavirus, COVID-19, which began in December 2019, has continued to spread globally including to every state in the United States.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  Each of the states in which the Company operates, and in some cases the localities as well, have previously issued orders requiring the closure of non-essential business and/or requiring residents to stay at home, however, currently none of the Company’s locations are required to be closed by local or state order.  The Company is following guidelines established by the CDC and WHO and orders issued by state and local governments where the Company operates.  The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity to enable each of its operating segments and branch locations to continue providing services to customers identified as essential businesses under the relevant state and local rules.  The Company has implemented remote work policies, restricted travel, separated work groups, enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles, and requires distancing protocols for production and logistical personnel.  The Company is continuing to monitor and assessing orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines.  The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

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

While the Company has not seen a significant impact from COVID-19 in the financial results for the third quarter of 2020 as set forth in the below section discussing the results of operations for the third quarter of 2020, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended September 30, 2020 Compared to

Three Months Ended September 30, 2019

Overview

Consolidated revenues for the three months ended September 30, 2020 decreased 10% to $156.4 million from $173.6 million in the same period in 2019.  Consolidated net income for the three months ended September 30, 2020 decreased 13% to $28.1 million, from $32.5 million for the same period in 2019.  Earnings per diluted share for the three months ended September 30, 2020 decreased 13% to $1.15 from $1.32 for the same period in 2019.

For the three months ended September 30, 2020, on a consolidated basis:

•

Gross profit decreased $10.1 million, or 13%, to $68.2 million in 2020. Mobile Modular’s gross profit increased $3.5 million, or 9%, primarily due to higher gross profit on sales and rental revenues, partly offset by lower gross profit on rental related services revenues. TRS-RenTelco’s gross profit decreased $1.2 million, or 8%, primarily due to lower gross profit on rental and sales revenues. Adler Tanks’ gross profit decreased $3.8 million, or 31%, primarily due to lower gross profit on rental and rental related services revenues. Enviroplex’s gross profit decreased $8.6 million, primarily due to $22.4 million lower sales revenues in 2020 compared to 2019, which had a large concentration of sales in the third quarter of 2019.

•	Selling and administrative expenses decreased $0.7 million, or 2%, to $30.9 million, primarily due to lower travel, meals and meeting costs.
•

Interest expense decreased 38%, to $2.0 million in 2020, compared to the same period in 2019, due to 28% lower net average interest rates of 2.96% in 2020 compared to 4.08% in 2019, and 14% lower average debt levels of the Company.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 67%, 24% and 6%, respectively, compared to 46%, 22% and 10%, respectively, for the comparable 2019 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 3% and 22% in 2020 and 2019, respectively.

•	The provision for income taxes resulted in an effective tax rate of 20.8% and 25.3% for the quarters ended September 30, 2020 and 2019, respectively.
•	Adjusted EBITDA decreased $8.1 million, or 11%, to $62.7 million in 2020.

Mobile Modular

For the three months ended September 30, 2020, Mobile Modular’s total revenues increased $9.1 million, or 11%, to $95.4 million compared to the same period in 2019, primarily due to higher sales and rental revenues, partly offset by lower rental related services revenues. The revenue increase, together with higher gross profit on sales and rental revenues, partly offset by higher selling and administrative expenses and lower gross profit on rental related services revenues, resulted in a 19% increase in pre-tax income to $23.7 million for the three months ended September 30, 2020, from $20.0 million for the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/20 compared to Three Months Ended 9/30/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$47,134	$46,738	$396	1%
Rental related services	18,684	22,574	(3,890)	(17)%
Rental operations	65,818	69,312	(3,494)	(5)%
Sales	29,275	16,676	12,599	76%
Other	320	314	6	2%
Total revenues	95,413	86,302	9,111	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,771	5,572	199	4%
Rental related services	13,510	16,799	(3,289)	(20)%
Other	11,780	12,804	(1,024)	(8)%
Total direct costs of rental operations	31,061	35,175	(4,114)	(12)%
Costs of sales	21,726	11,963	9,763	82%
Total costs of revenues	52,787	47,138	5,649	12%
Gross Profit
Rental	29,583	28,362	1,221	4%
Rental related services	5,174	5,775	(601)	(10)%
Rental operations	34,757	34,137	620	2%
Sales	7,549	4,713	2,836	60%
Other	320	314	6	2%
Total gross profit	42,626	39,164	3,462	9%
Selling and administrative expenses	17,739	16,966	773	5%
Income from operations	24,887	22,198	2,689	12%
Interest expense allocation	(1,156)	(2,187)	(1,031)	(47)%
Pre-tax income	$23,731	$20,011	$3,720	19%
Other Selected Information
Average rental equipment [1]	$829,460	$802,718	$26,742	3%
Average rental equipment on rent	$632,780	$637,142	$(4,362)	(1)%
Average monthly total yield [2]	1.89%	1.94%		(3)%
Average utilization [3]	76.3%	79.4%		(4)%
Average monthly rental rate [4]	2.48%	2.45%		1%
Period end rental equipment [1]	$832,643	$812,534	$20,109	2%
Period end utilization [3]	76.5%	79.5%		(4)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended September 30, 2020 increased $3.5 million, or 9%, to $42.6 million.  For the three months ended September 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.4 million, or 1%, primarily due to 1% higher average monthly rental rates, partly offset by 1% lower average rental equipment on rent in 2020.  As a percentage of rental revenues, depreciation was 12% in both 2020 and 2019, and other direct costs were 25% in 2020 and 27% in 2019, which resulted in gross margin percentages of 63% in 2020 and 61% in 2019.  The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $1.2 million, or 4%, to $29.6 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $3.9 million, or 17%, compared to 2019.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to lower amortization of modular building delivery and return delivery and dismantle revenues and lower repair revenues.  The lower revenues, partly offset by higher gross margin percentage of 28% in 2020, compared to 26% in 2019, resulted in rental related services gross profit decreasing $0.6 million, or 10%, to $5.2 million in 2020.

•

Gross Profit on Sales – Sales revenues increased $12.6 million, or 76%, compared to 2019, due to higher new equipment sales.  The higher sales revenues, partly offset by lower gross margin percentage of 26% in 2020 compared to 28% in 2019, resulted in gross profit on sales increasing $2.8 million, or 60%, to $7.5 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2020, selling and administrative expenses increased $0.8 million, or 5%, to $17.7 million, primarily due to higher allocated corporate expenses.

TRS-RenTelco

For the three months ended September 30, 2020, TRS-RenTelco’s total revenues increased $1.8 million, or 5%, to $35.9 million compared to the same period in 2019, primarily due to higher sales and rental revenues.  Pre-tax income decreased $1.1 million, or 11%, to $8.7 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to lower gross profit on rental and sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/20 compared to Three Months Ended 9/30/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$27,619	$26,938	$681	3%
Rental related services	800	863	(63)	(7)%
Rental operations	28,419	27,801	618	2%
Sales	6,912	5,678	1,234	22%
Other	525	611	(86)	(14)%
Total revenues	35,856	34,090	1,766	5%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,547	10,849	698	6%
Rental related services	673	695	(22)	(3)%
Other	4,820	4,088	732	18%
Total direct costs of rental operations	17,040	15,632	1,408	9%
Costs of sales	3,853	2,277	1,576	69%
Total costs of revenues	20,893	17,909	2,984	17%
Gross Profit
Rental	11,252	12,001	(749)	(6)%
Rental related services	127	168	(41)	(24)%
Rental operations	11,379	12,169	(790)	(6)%
Sales	3,059	3,401	(342)	(10)%
Other	525	611	(86)	(14)%
Total gross profit	14,963	16,181	(1,218)	(8)%
Selling and administrative expenses	5,962	6,038	(76)	(1)%
Income from operations	9,001	10,143	(1,142)	(11)%
Interest expense allocation	(459)	(277)	182	66%
Foreign currency exchange gain (loss)	130	(132)	262	198%
Pre-tax income	$8,672	$9,734	$(1,062)	(11)%
Other Selected Information
Average rental equipment [1]	$336,015	$314,428	$21,587	7%
Average rental equipment on rent	$225,606	$210,275	$15,331	7%
Average monthly total yield [2]	2.74%	2.86%		(4)%
Average utilization [3]	67.1%	66.9%		0%
Average monthly rental rate [4]	4.08%	4.27%		(4)%
Period end rental equipment [1]	$334,129	$320,710	$13,419	4%
Period end utilization [3]	68.4%	67.1%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended September 30, 2020 decreased $1.2 million, or 8%, to $15.0 million. For the three months ended September 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.7 million, or 3%, and depreciation expense increased $0.7 million, or 6%, resulting in a 6% decrease in gross profit on rental revenues to $11.3 million.  As a percentage of rental revenues, depreciation was 42% in 2020 and 40% in 2019, and other direct costs were 17% in 2020 and 15% in 2019, which resulted in a gross margin percentage of 41% in 2020 compared to 45% in 2019.  The rental revenues increase was due to 7% higher average rental equipment on rent in 2020 as compared to 2019, partly offset by 4% lower average monthly rental rates.  The lower rental rates were primarily related to business mix, with more general purpose equipment and less communications equipment on rent compared to the prior year.

•

Gross Profit on Sales – Sales revenues increased $1.2 million, or 22%, to $6.9 million in 2020.  Gross profit on sales decreased $0.3 million, or 10%, to $3.1 million with gross margin percentage of 44% in 2020, compared to 60% in 2019. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2020, selling and administrative expenses decreased $0.1 million, or 1%, to $6.0 million.

Adler Tanks

For the three months ended September 30, 2020, Adler Tanks’ total revenues decreased $5.5 million, or 22%, to $19.3 million compared to the same period in 2019, primarily due to lower rental, rental related services revenues, partly offset by higher sales revenues.  Lower gross profit on rental, rental related services and sales revenues, partly offset by lower selling and administrative expenses, resulted in a $1.9 million, or 46%, decrease in pre-tax income to $2.2 million for the three months ended September 30, 2020, compared to the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/20 compared to Three Months Ended 9/30/19 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$13,385	$17,181	$(3,796)	(22)%
Rental related services	5,556	7,379	(1,823)	(25)%
Rental operations	18,941	24,560	(5,619)	(23)%
Sales	230	140	90	64%
Other	94	109	(15)	(14)%
Total revenues	19,265	24,809	(5,544)	(22)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,101	4,114	(13)	(0)%
Rental related services	4,420	5,513	(1,093)	(20)%
Other	1,953	2,762	(809)	(29)%
Total direct costs of rental operations	10,474	12,389	(1,915)	(15)%
Costs of sales	251	126	125	99%
Total costs of revenues	10,725	12,515	(1,790)	(14)%
Gross Profit (Loss)
Rental	7,331	10,305	(2,974)	(29)%
Rental related services	1,136	1,866	(730)	(39)%
Rental operations	8,467	12,171	(3,704)	(30)%
Sales	(21)	14	(35)	(250)%
Other	94	109	(15)	(14)%
Total gross profit	8,540	12,294	(3,754)	(31)%
Selling and administrative expenses	5,821	7,160	(1,339)	(19)%
Income from operations	2,719	5,134	(2,415)	(47)%
Interest expense allocation	(472)	(952)	(480)	(50)%
Pre-tax income	$2,247	$4,182	$(1,935)	(46)%
Other Selected Information
Average rental equipment [1]	$314,933	$314,314	$619	0%
Average rental equipment on rent	$138,919	$171,335	$(32,416)	(19)%
Average monthly total yield [2]	1.42%	1.82%		(22)%
Average utilization [3]	44.1%	54.5%		(19)%
Average monthly rental rate [4]	3.21%	3.34%		(4)%
Period end rental equipment [1]	$314,815	$314,844	$(29)	(0)%
Period end utilization [3]	45.5%	51.0%		(11)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended September 30, 2020 decreased $3.8 million, or 31%, to $8.5 million.  For the three months ended September 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues decreased $3.8 million, or 22%, due to 19% lower average rental equipment on rent and 4% lower average monthly rental rates in 2020 compared to 2019. COVID-19 related business disruptions and a decrease in the price of oil and gas, contributed to weaker activities in multiple geographic and market segments, which resulted in decreased rental revenues compared to 2019.  As a percentage of rental revenues, depreciation was 31% in 2020 and 24% in 2019, and other direct costs were 15% and 16% in 2020 and 2019, respectively, which resulted in gross margin percentages of 55% and 60% in 2020 and 2019, respectively.  The lower rental revenues, and lower rental margins resulted in a 29% decrease in gross profit on rental revenues to $7.3 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.8 million, or 25%, to $5.6 million compared to 2019. Lower rental related services revenues and lower gross margin percentage of 20% in 2020, compared to 25% in 2019 resulted in rental related services gross profit decreasing 39% to $1.1 million in 2020.

For the three months ended September 30, 2020, selling and administrative expenses decreased 19% to $5.8 million compared to the same period in 2019, primarily due to decreased corporate allocated expenses, lower marketing and administrative costs and decreased salaries and employee benefit costs.

Nine Months Ended September 30, 2020 Compared to

Nine Months Ended September 30, 2019

Overview

Consolidated revenues for the nine months September 30, 2020 increased $0.6 million to $423.6 million from the same period in 2019.  Consolidated net income for the nine months ended September 30, 2020 increased 1% to $70.8 million, from $70.4 million for the same period in 2019.  Earnings per diluted share for the nine months ended September 30, 2020 increased 1% to $2.88 from the same period in 2019.

For the nine months ended September 30, 2020, on a consolidated basis:

•

Gross profit decreased $2.1 million, or 1%, to $193.1 million in 2020.  Mobile Modular’s gross profit increased $14.9 million, or 15%, primarily due to higher gross profit on rental, sales and rental related services revenues.  TRS-RenTelco’s gross profit decreased $0.8 million, or 2%, primarily due to lower gross profit on sales and rental revenues, partly offset by higher gross profit on rental related services revenues.  Adler Tanks’ gross profit decreased $10.3 million, or 28%, primarily due to lower gross profit on rental, rental related services and sales revenues.  Enviroplex’s gross profit decreased $5.9 million, primarily due to $15.6 million lower sales revenues of $16.6 million in 2020 compared to 2019, which had a large concentration of sales in the third quarter of 2019.

•	Selling and administrative expenses increased 1% to $93.4 million from $92.0 million for the same period in 2019, primarily due to increased employee salaries and employee benefit costs.
•	Interest expense decreased 28% to $6.8 million, due to 23% lower net average interest rates of 3.22% in 2020, compared to 4.16% in 2019, and 6% lower debt levels of the Company.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 65%, 26% and 6%, respectively, compared to 51%, 27% and 12%, respectively, for the comparable 2019 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 3% in 2020, compared to 10% in 2019.

•	The provision for income taxes resulted in an effective tax rate of 23.6% and 24.8% for the nine months ended September 30, 2020 and 2019, respectively
•	Adjusted EBITDA increased $2.5 million, or 1%, to $175.7 million in 2020.

Mobile Modular

For the nine months ended September 30, 2020, Mobile Modular’s total revenues increased $26.3 million, or 12%, to $245.4 million compared to the same period in 2019, primarily due to higher sales and rental revenues partly offset by lower rental related services revenues during the period.  The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 27% increase in pre-tax income to $60.9 million for the nine months ended September 30, 2020, from $48.1 million for the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – Nine Months Ended 9/30/20 compared to Nine Months Ended 9/30/19 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$141,172	$133,736	$7,436	6%
Rental related services	51,291	52,946	(1,655)	(3)%
Rental operations	192,463	186,682	5,781	3%
Sales	51,847	31,401	20,446	65%
Other	1,063	1,033	30	3%
Total revenues	245,373	219,116	26,257	12%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	17,177	16,449	728	4%
Rental related services	37,222	39,454	(2,232)	(6)%
Other	36,773	39,721	(2,948)	(7)%
Total direct costs of rental operations	91,172	95,624	(4,452)	(5)%
Costs of sales	37,274	21,463	15,811	74%
Total costs of revenues	128,446	117,087	11,359	10%
Gross Profit
Rental	87,222	77,566	9,656	12%
Rental related services	14,069	13,492	577	4%
Rental operations	101,291	91,058	10,233	11%
Sales	14,573	9,938	4,635	47%
Other	1,064	1,033	31	3%
Total gross profit	116,928	102,029	14,899	15%
Selling and administrative expenses	52,014	48,013	4,001	8%
Income from operations	64,914	54,016	10,898	20%
Interest expense allocation	(3,982)	(5,948)	(1,966)	(33)%
Pre-tax income	$60,932	$48,068	$12,864	27%
Other Selected Information
Average rental equipment [1]	$822,723	$789,664	$33,059	4%
Average rental equipment on rent	$637,962	$624,827	$13,135	2%
Average monthly total yield [2]	1.89%	1.88%		1%
Average utilization [3]	77.5%	79.1%		(2)%
Average monthly rental rate [4]	2.46%	2.38%		3%
Period end rental equipment [1]	$832,634	$812,534	$20,100	2%
Period end utilization [3]	76.5%	79.5%		(4)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2020 increased $14.9 million, or 15%, to $116.9 million.  For the nine months ended September 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues - Rental revenues increased $7.4 million, or 6%, primarily due to 3% higher average monthly rental rates and 2% higher average rental equipment on rent in 2020 as compared to 2019.  As a percentage of rental revenues, depreciation was 12% in 2020 and 14% in 2019, and other direct costs were 26% in 2020 and 29% in 2019, which resulted in gross margin percentage of 62% in 2020 compared to 58% in 2019.  The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $9.7 million, or 12%, to $87.2 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.7 million, or 3%, compared to 2019.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to lower amortization of modular building delivery and return delivery and dismantle revenues and lower repair revenues.  The lower revenues, offset by higher gross margin percentage of 27% in 2020 compared to 26% in 2019, resulted in rental related services gross profit increasing $0.6 million, or 4% to $14.1 million in 2020.

•

Gross Profit on Sales – Sales revenues increased $20.4 million, or 65%, primarily due to higher new and used equipment sales compared to 2019.  The higher sales revenues, partly offset by lower gross margin percentage of 28% in 2020 compared to 32% in 2019 resulted in sales gross profit increasing $4.6 million, or 47%, to $14.6 million in 2020.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2020, selling and administrative expenses increased $4.0 million, or 8%, to $52.0 million, primarily due to higher allocated corporate expenses and increased salaries and employee benefit costs.

TRS-RenTelco

For the nine months ended September 30, 2020, TRS-RenTelco’s total revenues increased $5.9 million, or 6%, to $103.0 million compared to the same period in 2019, primarily due to higher rental and sales revenues.  Pre-tax income decreased 4%, to $23.9 million for the nine months ended September 30, 2020 compared to $24.9 million for the same period in 2019, primarily due to lower gross profit on sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/20 compared to Nine Months Ended 9/30/19 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$81,167	$76,050	$5,117	7%
Rental related services	2,296	2,425	(129)	(5)%
Rental operations	83,463	78,475	4,988	6%
Sales	17,943	16,745	1,198	7%
Other	1,592	1,856	(264)	(14)%
Total revenues	102,998	97,076	5,922	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	35,129	30,533	4,596	15%
Rental related services	1,836	2,008	(172)	(9)%
Other	12,762	12,206	556	5%
Total direct costs of rental operations	49,727	44,747	4,980	11%
Costs of sales	9,350	7,656	1,694	22%
Total costs of revenues	59,077	52,403	6,674	13%
Gross Profit
Rental	33,276	33,311	(35)	(0)%
Rental related services	460	417	43	10%
Rental operations	33,736	33,728	8	0%
Sales	8,593	9,089	(496)	(5)%
Other	1,592	1,856	(264)	(14)%
Total gross profit	43,921	44,673	(752)	(2)%
Selling and administrative expenses	18,198	18,101	97	1%
Income from operations	25,723	26,572	(849)	(3)%
Interest expense allocation	(1,606)	(1,662)	56	(3)%
Foreign currency exchange (loss) gain	(189)	(46)	143	nm
Pre-tax income	$23,928	$24,864	$(936)	(4)%
Other Selected Information
Average rental equipment [1]	$337,330	$299,210	$38,120	13%
Average rental equipment on rent	$221,195	$197,503	$23,692	12%
Average monthly total yield [2]	2.67%	2.82%		(5)%
Average utilization [3]	65.6%	66.0%		(1)%
Average monthly rental rate [4]	4.08%	4.28%		(5)%
Period end rental equipment [1]	$334,129	$320,710	$13,419	4%
Period end utilization [3]	68.4%	67.1%		2%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the nine months ended September 30, 2020 decreased $0.8 million, or 2%, to $43.9 million.  For the nine months ended September 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.1 million, or 7%, with depreciation expense increasing $4.6 million, or 15%, to $35.1 million and other direct costs increasing $0.6 million, or 5%, to $12.8 million, resulting in comparable gross profit on rental revenues of $33.3 million.  As a percentage of rental revenues, depreciation was 43% in 2020, compared to 40% in 2019, and other direct costs were 16% in 2020 and 2019, which resulted in a gross margin percentage of 41% in 2020, compared to 44% in 2019.  The rental revenues increase was due to 12% higher average rental equipment on rent, partly offset by 5% lower average monthly rental rates, compared to 2019.

•

Gross Profit on Sales – Sales revenues increased $1.2 million, or 7%, to $17.9 million in 2020. Gross profit on sales decreased $0.5 million with gross margin percentage decreasing to 48% from 54% in 2019, primarily due to lower margins on used equipment sales.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2020, selling and administrative expenses increased $0.1 million, or 1%, to $18.2 million compared to the same period in 2019.

Adler Tanks

For the nine months ended September 30, 2020, Adler Tanks’ total revenues decreased $16.0 million, or 21%, to $58.6 million compared to the same period in 2019, primarily due to lower rental and rental related services revenues during the period.  The revenue decrease together with lower total gross profit, partly offset by lower selling and administrative expenses, resulted in a 53% decrease in pre-tax income to $5.5 million for the nine months ended September 30, 2020, from $11.7 million for the same period in 2019.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Adler Tanks – Nine Months Ended 9/30/20 compared to Nine Months Ended 9/30/19 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$40,934	$51,872	$(10,938)	(21)%
Rental related services	16,439	21,367	(4,928)	(23)%
Rental operations	57,373	73,239	(15,866)	(22)%
Sales	960	1,003	(43)	(4)%
Other	254	337	(83)	(25)%
Total revenues	58,587	74,579	(15,992)	(21)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,334	12,240	94	1%
Rental related services	12,702	16,045	(3,343)	(21)%
Other	6,636	9,201	(2,565)	(28)%
Total direct costs of rental operations	31,672	37,486	(5,814)	(16)%
Costs of sales	799	713	86	12%
Total costs of revenues	32,471	38,199	(5,728)	(15)%
Gross Profit
Rental	21,964	30,431	(8,467)	(28)%
Rental related services	3,737	5,322	(1,585)	(30)%
Rental operations	25,701	35,753	(10,052)	(28)%
Sales	161	290	(129)	(44)%
Other	254	337	(83)	(25)%
Total gross profit	26,116	36,380	(10,264)	(28)%
Selling and administrative expenses	18,998	22,054	(3,056)	(14)%
Income from operations	7,118	14,326	(7,208)	(50)%
Interest expense allocation	(1,651)	(2,598)	(947)	(36)%
Pre-tax income	$5,467	$11,728	$(6,261)	(53)%
Other Selected Information
Average rental equipment [1]	$314,859	$313,475	$1,384	0%
Average rental equipment on rent	$143,142	$176,304	$(33,162)	(19)%
Average monthly total yield [2]	1.44%	1.84%		(22)%
Average utilization [3]	45.5%	56.2%		(19)%
Average monthly rental rate [4]	3.18%	3.27%		(3)%
Period end rental equipment [1]	$314,815	$314,844	$(29)	(0)%
Period end utilization [3]	45.5%	51.0%		(11)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the nine months ended September 30, 2020 decreased $10.3 million, or 28%, to $26.1 million.  For the nine months ended September 30, 2020 compared to the same period in 2019:

•

Gross Profit on Rental Revenues – Rental revenues decreased $10.9 million, or 21%, primarily due to 19% lower average rental equipment on rent, and 3% lower average monthly rental rates in 2020 as compared to 2019. COVID-19 related business disruptions and a decrease in the price of oil and gas, contributed to weaker activities in multiple geographic and market segments, which resulted in decreased rental revenues compared to 2019. As a percentage of rental revenues, depreciation was 30% in 2020 and 24% in 2019, and other direct costs were 16% and 18% in 2020 and 2019, respectively, which resulted in gross margin percentages of 54% and 59% in 2020 and 2019, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $8.5 million, or 28%, to $22.0 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $4.9 million, or 23%, compared to 2019.  The lower revenues and lower gross margin percentage of 23% in 2020 compared to 25% in 2019, resulted in rental related services gross profit decreasing $1.6 million, or 30%, to $3.7 million in 2020.

For the nine months ended September 30, 2020, selling and administrative expenses decreased $3.1 million, or 14%, to $19.0 million compared to the same period in 2019, primarily due to lower salaries and employee benefit costs, decreased marketing and administrative costs and lower corporate allocated expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2020 compared to the same period in 2019 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $131.5 million in 2020 compared to $136.9 million in 2019.  The 4% decrease in net cash provided by operating activities was primarily attributable to a lower increase in accounts payable and accrued liabilities, deferred income and accounts receivable, partly offset by lower increase in prepaid expenses and other assets.

Cash Flows from Investing Activities:  Net cash used in investing activities was $41.5 million in 2020, compared to $110.6 million in 2019. The $69.2 million decrease was primarily due to $61.6 million lower purchases of rental equipment of $65.7 million in 2020 compared to 2019, $7.4 million lower cash paid for the acquisition of business assets and $3.0 million higher proceeds from sales of used rental equipment, partly offset by $2.8 million higher purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $90.6 million in 2020, compared to $25.4 million in 2019.  The $65.3 million increase was due to $46.4 million higher net repayment under bank lines of credit, $13.6 million higher repurchases of common stock and $3.2 million higher dividend payments.

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

At September 30, 2020, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $150.0 million was outstanding, and had capacity to borrow up to an additional $282.0 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2020, the actual ratio was 4.30 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2020, the actual ratio was 1.04 to 1.

At September 30, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On March 31, 2020, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series B and Series C Notes previously issued pursuant to the Prior NPA, among the Company and the other parties to the Note Purchase Agreement.  The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA.  Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes due March 17, 2021, and (ii) $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes due November 5, 2022, to which the terms of the Note Purchase Agreement shall apply.

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

On October 1, 2020, the Company entered into a rate lock agreement with Prudential Private Capital, pursuant to which, the Company agreed to a fixed interest rate of 2.57% for future issuance, if any, of senior unsecured notes in the aggregate amount of $40.0 million with a 7-year maturity.  If issued, the funding for such notes would occur on or before March 17, 2021 and would be subject to the terms and conditions of the Note Purchase Agreement.

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Prior NPA. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At September 30, 2020, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2020, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2020, the actual ratio was 4.30 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2020, the actual ratio was 1.04 to 1.

At September 30, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were 282,221 shares of common stock repurchased during the nine months ended September 30, 2020 for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share.  There were no shares repurchased in the nine months ended September 30, 2019. As of September 30, 2020, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2019 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2019 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2020.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The spread of COVID-19 has led to disruption and volatility in the global capital markets, which has adversely affected our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets.  As a result, the continued spread of COVID-19 could continue to cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.

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

In addition, in recent years the U.S. stock market has experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  Additionally, the most recent global credit crisis adversely affected the prices of most publicly traded stocks as many stockholders became more willing to divest their stock holdings at lower values to increase their cash flow and reduce exposure to such fluctuations.  Most recently, the COVID-19 pandemic has adversely affected the prices of most publicly traded stocks and has introduced significant volatility into the U.S. stock market.  These broad market fluctuations and any other negative economic trends have and may continue to cause declines in the market price of our common stock and may be based upon factors that have little or nothing to do with our Company or its performance, and these fluctuations and trends could materially reduce our stock price.

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

At September 30, 2020, we had $35.4 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.5 million per year for each 1% increase in the average interest rate we pay based on the $150.0 million balance of variable rate debt outstanding at September 30, 2020.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

In the past, we have expanded our modular operations into new geographies and states.  There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion.  In addition, expansion into new markets may be affected by local economic and market conditions.  Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

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

As of September 30, 2020, 64% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and nine months ended September 30, 2020, oil and gas exploration and production accounted for approximately 5% and 7%, respectively, of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company repurchased 2,355 shares of common stock under the Repurchase Plan (as defined below) for an aggregate repurchase price of $0.1 million, or an average of price of $49.61 per share. The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 -July 31	2,355	$49.61	2,355	—
August 1 - August 31	—	$—	—	—
September 1- September 30	—	$—	—	1,309,805
Total	2,355	$49.61	2,355	1,309,805

(1)	The number represents the number of shares of our common stock that remain available for purchase pursuant to the Company’s Board of Directors’ authorization as of September 30, 2020.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2020	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer