Form 10-K
period 2020-12-31
MCGRATH RENTCORP
filed 2021-02-23
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐   No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2020):  $1,287,170,749.

As of February 22, 2021, 24,128,208 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2021 Annual Meeting of Shareholders to be held on June 9, 2021 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2020, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 90

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

No single customer accounted for more than 10% of total revenues during 2020, 2019 and 2018.  Revenue from foreign country customers accounted for 4%, 5% and 4% of the Company’s revenues in 2020, 2019 and 2018, respectively.

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

Human Capital Management

As of December 31, 2020, the Company had 1,061 employees, of whom 94 were primarily administrative and executive personnel, with 575, 174, 133 and 85 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

The Company believes its employees are key to its success and it is committed to all of its employees’ engagement, training and career development, and personal and professional growth. The Board of Directors also receives regular updates from senior management on matters relating to the Company’s strategy for the recruitment, retention and development of the Company’s employees.  The Company provides training in technical, operational and managerial skills, and places special emphasis on safety, effective communications, customer service, and employee development. Additionally, the Company offers employees a tuition reimbursement program whereby the employee may receive reimbursement for tuition and fees for undergraduate or graduate level academic courses at an accredited two or four year college or university that may help employees improve performance in their current job or prepare them for advancement.

Government Regulations

         We are subject to certain environmental, transportation, anti-corruption, import controls, health and safety and other laws and regulations in locations in which we operate. Our activity in jurisdictions in which we operate is additionally subject to anti-bribery laws and regulations, such as the US Foreign Corrupt Practices Act of 1977, which prevent companies and their officers, employees and agents from making payments to officials and public entities of foreign countries to facilitate obtaining new contracts. We are also subject to laws and regulations that govern and impose liability for activities that may have adverse environmental effects, including discharges into air and water, and handling and disposal of hazardous substances and waste. Our motor vehicles and related units are subject to regulation in certain states under motor vehicle and similar registrations.  While we incur costs in our business to comply with these laws and regulations, management does not believe that the costs of compliance with these various governmental regulations is material to our business and financial condition.

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

We have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained at our website www.mgrc.com.  Any waivers to the Code of Business Conduct and Ethics and any amendments to such code applicable to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or persons performing similar functions, will be posted on our web site.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.   During 2020, Mobile Modular purchased 45% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, Florida, Georgia and Virginia, serving large geographic areas in these and surrounding states, and sales offices serving Louisiana, North Carolina and South Carolina. The regional sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity.  The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost.  When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment.  Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age.  Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 15 years old with sale proceeds above its net book value.

Competitive Strengths

Market Leadership – The Company believes Mobile Modular is the largest supplier in California and Florida, and a significant supplier in Texas, of modular educational facilities for rental to both public and private schools.  Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where Mobile Modular operates, which enables Mobile Modular to meet its customers’ specific project requirements.

Expertise – The Company believes that over the 40 plus years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that differentiates it from its competitors.  Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units.  Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service.  Mobile Modular has expertise in project management and complex applications.

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

Market

Management estimates relocatable modular building rental is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $5.0 billion. Mobile Modular’s largest market segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California and Florida, and to a lesser extent in Texas, Louisiana, North Carolina, South Carolina, Georgia, Maryland, Virginia and Washington, D.C.  Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the limited state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below).  Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care facilities.  Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital.  The Company’s corporate offices and regional sales and inventory center offices are housed in various sizes of modular units.

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

At December 31, 2020, Mobile Modular owned 56,880 new or previously rented modulars and portable storage containers with an aggregate cost of $882.1 million including accessories, or an average cost per unit of $15,508.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2020, fleet utilization was 76.0% and average fleet utilization during 2020 was 77.2%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage, which represented approximately 8% of the Company’s 2020 total revenues.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales typically arise out of its marketing efforts for the rental fleet and from existing equipment already on rent.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2020 Mobile Modular’s largest sale represented approximately 13% of Mobile Modular’s sales, 7% of the Company’s consolidated sales and 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry, notably WillScot Corporation (which merged with Mobile Mini in July 2020), have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In addition, a number of other smaller companies operate regionally throughout the country.  Mobile Modular operates primarily in California, Texas, Florida, Louisiana, North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C.  Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2020	2019	2018	2017	2016
Modular Rental Revenues (Mobile Modular)	33%	32%	33%	33%	34%
Modular Sales Revenues (Mobile Modular & Enviroplex)	48%	64%	70%	76%	67%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	38%	42%	44%	47%	43%
Consolidated Rental and Sales Revenues [1]	23%	25%	24%	26%	23%
1	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located on the grounds of the Dallas Fort Worth International Airport in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2020, the original cost of electronic test equipment inventory was comprised of 78% general purpose electronic test equipment and 22% communications electronic test equipment.

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

At December 31, 2020, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $333.0 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 67.4% as of December 31, 2020 and averaged 66.2% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 20% to 24% of total annual gross profit for our electronics division. For 2020, gross profit on equipment sales was approximately 21% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2020, approximately 19% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2020 represented 9% of electronic test equipment sales, 2% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sale of electronic test equipment is in excess of $8.0 billion per year.

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

Asset Management – The Company believes that Adler Tanks markets a high quality, well-constructed and well-maintained rental product.  The Company depreciates its tanks and boxes over a 20 year estimated useful life to 0% residual value.  We believe that if maintained, older tanks and boxes will continue to produce similar rental rates as newer equipment.  The fleet’s utilization is regionally optimized by understanding key vertical market customer demand, seasonality factors, competitor’s product availability and expected equipment returns.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  At December 31, 2020, Adler Tanks had rental equipment inventory including accessories with an aggregate cost of $315.7 million.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 39.8% at December 31, 2020 and averaged 44.6% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February.  These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies.  Some of our national competitors, notably United Rentals (acquired BakerCorp in July 2018), Rain For Rent and Mobile Mini (merged with WillScot in July 2020), may be larger than we are and may have greater financial and other resources than we have.  Some of our competitors also have longer operating histories and lower cost basis of rental equipment than we have.  In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates.  Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability.  We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2020	2019	2018	2017	2016
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$188,719	$182,316	$159,136	$142,584	$130,496
Rental related services	67,527	69,395	54,696	50,448	49,206
Total Modular rental operations	256,246	251,711	213,832	193,032	179,702
Sales — Mobile Modular	63,863	47,043	39,467	37,435	29,393
Sales — Enviroplex	32,737	39,814	29,046	31,369	22,121
Total Modular sales	96,600	86,857	68,513	68,804	51,514
Other	1,415	2,256	1,275	799	417
Total Modular revenues	$354,261	$340,824	$283,620	$262,635	$231,633
Percentage of rental revenues	53.6%	51.5%	49.9%	49.3%	48.1%
Percentage of total revenues	61.9%	59.8%	56.9%	56.8%	54.6%
Rental equipment, at cost (year-end)	$882,115	$868,807	$817,375	$775,400	$769,190
Rental equipment, net book value (year-end)	$611,590	$610,048	$572,032	$543,857	$544,421
Number of units (year-end)	56,880	56,207	53,035	52,188	50,577
Utilization (year-end) [1]	76.0%	79.1%	79.3%	77.8%	77.3%
Average utilization [1]	77.2%	79.2%	78.2%	76.8%	76.6%
Average rental equipment, at cost [2]	$825,614	$795,250	$756,513	$747,478	$724,333
Annual yield on average rental equipment, at cost [4]	22.9%	22.9%	21.0%	19.1%	18.0%
Gross margin on rental revenues	62.5%	59.8%	59.8%	56.1%	56.6%
Gross margin on sales	31.9%	33.9%	30.7%	28.0%	29.0%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$109,083	$103,704	$89,937	$82,812	$82,307
Rental related services	3,080	3,260	3,300	2,858	2,846
Total Electronics rental operations	112,163	106,964	93,237	85,670	85,153
Sales	26,618	22,106	23,061	20,334	21,582
Other	2,030	2,413	2,359	2,040	1,882
Total Electronics revenues	$140,811	$131,483	$118,657	$108,044	$108,617
Percentage of rental revenues	31.0%	29.3%	28.2%	28.6%	30.3%
Percentage of total revenues	24.6%	23.1%	23.8%	23.4%	25.6%
Rental equipment, at cost (year-end)	$333,020	$335,343	$285,052	$262,325	$246,325
Rental equipment, net book value (year-end)	$156,536	$172,413	$131,450	$109,482	$90,172
Utilization (year-end) [1]	67.4%	64.5%	62.1%	61.7%	61.0%
Average utilization [1]	66.2%	66.2%	62.7%	62.9%	60.6%
Average rental equipment, at cost [3]	$336,399	$306,426	$275,891	$252,332	$254,019
Annual yield on average rental equipment, at cost [4]	32.4%	33.8%	32.6%	32.8%	32.4%
Gross margin on rental revenues	41.7%	43.8%	43.6%	44.0%	39.8%
Gross margin on sales	47.7%	56.2%	54.6%	56.9%	50.9%

(dollar amounts in thousands)	Year Ended December 31,
	2020	2019	2018	2017	2016
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$53,988	$67,869	$69,701	$64,021	$58,585
Rental related services	21,786	28,383	24,911	24,762	23,807
Total Tanks and Boxes rental operations	75,774	96,252	94,612	88,783	82,392
Sales	1,386	1,266	1,044	2,362	1,314
Other	322	405	397	210	124
Total Tanks and Boxes revenues	$77,482	$97,923	$96,053	$91,355	$83,830
Percentage of rental revenues	15.3%	19.2%	21.9%	22.1%	21.6%
Percentage of total revenues	13.5%	17.2%	19.3%	19.8%	19.8%
Rental equipment, at cost (year-end)	$315,706	$316,261	$313,573	$309,808	$308,542
Rental equipment, net book value (year-end)	$169,990	$185,039	$197,533	$208,981	$221,778
Utilization (year-end) [1]	39.8%	48.4%	56.4%	57.5%	50.7%
Average utilization [1]	44.6%	54.7%	59.9%	56.0%	50.1%
Average rental equipment, at cost [2]	$314,797	$313,810	$310,401	$307,558	$307,416
Annual yield on average rental equipment, at cost [4]	17.2%	21.6%	22.4%	20.8%	19.1%
Gross margin on rental revenues	53.0%	58.3%	61.1%	58.7%	55.5%
Gross margin on sales	7.9%	25.1%	3.7%	15.2%	(2.1)%

Total revenues	$572,554	$570,230	$498,330	$462,034	$424,080
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

RISKS RELATED TO OUR STRATEGY AND OPERATION:

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

The impact of COVID-19 on our operations, and the operations of our customers, suppliers and logistics providers, may harm our business.

We continue to monitor the potential impact of COVID-19 outbreak around the globe.  This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  Significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19.

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

At December 31, 2020, we had $35.3 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

INTEREST RATE AND INDEBTEDNESS RISKS:

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.2 million per year for each 1% increase in the average interest rate we pay based on the $122.8 million balance of variable rate debt outstanding at December 31, 2020.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

GENERAL RISKS:

Our effective tax rate may change and become less predictable as our business expands, or as a result of federal and state tax law changes, making our future earnings less predictable.

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

Some of our competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In August 2018, WillScot Corporation completed the acquisition of Modspace in August, 2018 and Mobile Mini in July, 2020.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2020, 65% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2020, Mobile Modular purchased 45% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including United Rentals, Rain For Rent and Mobile Mini, all of which may be larger than we are, may offer a wider range of products and services and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment and lower cost structures than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2020, Wilscot acquired Mobile Mini and in July 2018, United Rentals, Inc. completed the acquisition of BakerCorp.  Industry consolidation may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the twelve months ended December 31, 2020, oil and gas exploration and production accounted for approximately 7% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Mobile Modular – Seven inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored are located in Livermore, California (137 acres in the San Francisco Bay Area), Mira Loma, California (79 acres in the Los Angeles area), Pasadena, Texas (50 acres in the Houston area), in Grand Prairie, Texas (43 acres in the Dallas area), Auburndale, Florida (123 acres in the Orlando area), Arcade, Georgia (48 acres in the Atlanta area) and Fredericksburg, Virginia (68 acres in the Washington D.C. area).  The inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product.  The Company also has a leased modular sales office in Charlotte, North Carolina from which the states of North Carolina and South Carolina are served.

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

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.  As of February 23, 2021, the Company's common stock was held by approximately 40 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Stock Repurchase Plan

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were 282,221 shares of common stock repurchased during the twelve months ended December 31, 2020 for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share.  There were no repurchases of common stock during the fourth quarter 2020 and twelve months ended December 31, 2019.  As of December 31, 2020, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the Company’s selected financial data for the five years ended December 31, 2020 and should be read in conjunction with the detailed audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Selected Consolidated Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2020	2019	2018	2017	2016
Operations Data
Revenues
Rental	$351,790	$353,889	$318,774	$289,417	$271,388
Rental related services	92,393	101,038	82,907	78,068	75,859
Rental operations	444,183	454,927	401,681	367,485	347,247
Sales	124,604	110,229	92,618	91,500	74,410
Other	3,767	5,074	4,031	3,049	2,423
Total revenues	572,554	570,230	498,330	462,034	424,080
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	85,866	80,391	73,139	69,908	72,197
Rental related services	68,105	76,241	64,298	60,029	59,044
Other	73,818	79,365	68,678	65,472	60,130
Total direct costs of rental operations	227,789	235,997	206,115	195,409	191,371
Costs of sales	81,019	68,068	58,964	60,280	48,542
Total costs of revenues	308,808	304,065	265,079	255,689	239,913
Gross profit	263,746	266,165	233,251	206,345	184,167
Selling and administrative expenses	122,993	124,793	115,770	111,605	104,908
Income from operations	140,753	141,372	117,481	94,740	79,259
Other income (expense):
Interest expense	(8,787)	(12,331)	(12,297)	(11,622)	(12,207)
Foreign currency exchange gain (loss)	78	84	(489)	334	(121)
Income before provision (benefit) for income taxes	132,044	129,125	104,695	83,452	66,931
Provision (benefit) for income taxes	30,060	32,319	25,289	(70,468)	28,680
Net income	$101,984	$96,806	$79,406	$153,920	$38,251
Earnings per share:
Basic	$4.22	$3.99	$3.29	$6.41	$1.60
Diluted	$4.16	$3.93	$3.24	$6.34	$1.60
Shares used in per share calculations:
Basic	24,157	24,250	24,141	23,999	23,900
Diluted	24,531	24,623	24,540	24,269	23,976
Balance Sheet Data (at period end)
Rental equipment, at cost	$1,530,841	$1,520,411	$1,416,000	$1,347,533	$1,324,057
Rental equipment, net	$938,116	$967,500	$901,015	$862,320	$856,371
Total assets	$1,275,744	$1,309,875	$1,217,316	$1,147,854	$1,128,276
Notes payable	$222,754	$293,431	$298,564	$303,414	$326,266
Shareholders' equity	$682,604	$634,036	$571,535	$524,184	$394,287
Shares issued and outstanding	24,128	24,296	24,182	24,052	23,948
Book value per share	$28.29	$26.10	$23.63	$21.79	$16.46
Total liabilities to equity	0.87	1.07	1.13	1.19	1.86
Debt (notes payable) to equity	0.33	0.46	0.52	0.58	0.83
Return on average equity	15.6%	16.1%	14.6%	37.1%	9.8%
Cash dividends declared per common share	$1.68	$1.50	$1.36	$1.04	$1.02

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income	$101,984	$96,806	$79,406	$153,920	$38,251
Provision (benefit) for income taxes	30,060	32,319	25,289	(70,468)	28,680
Interest expense	8,787	12,331	12,297	11,622	12,207
Depreciation and amortization	94,643	89,476	81,975	78,416	81,179
EBITDA	235,474	230,932	198,967	173,490	160,317
Impairment of rental assets	—	—	39	1,639	—
Share-based compensation	5,549	5,892	4,111	3,198	3,091
Adjusted EBITDA [1]	$241,023	$236,824	$203,117	$178,327	$163,408
Adjusted EBITDA margin [2]	42%	42%	41%	39%	39%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2020	2019	2018	2017	2016
Adjusted EBITDA [1]	$241,023	$236,824	$203,117	$178,327	$163,408
Interest paid	(9,050)	(12,475)	(12,598)	(11,825)	(12,436)
Income taxes paid, net of refunds received	(34,903)	(17,528)	(18,157)	(29,504)	(15,555)
Gain on sale of used rental equipment	(19,329)	(21,309)	(19,559)	(17,733)	(13,739)
Foreign currency exchange (gain) loss	(78)	(84)	489	(334)	121
Amortization of debt issuance costs	11	11	20	50	51
Change in certain assets and liabilities:
Accounts receivable, net	4,783	(6,310)	(15,144)	(8,995)	(1,860)
Income taxes receivable	—	—	—	—	11,000
Prepaid expenses and other assets	3,807	(13,530)	(9,351)	3,124	1,949
Accounts payable and other liabilities	3,229	17,257	3,592	7,559	7,220
Deferred income	(8,989)	5,138	10,258	1,720	536
Net cash provided by operating activities	$180,504	$187,994	$142,667	$122,389	$140,695

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, Series B Senior Notes and Series C Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2020, the actual ratio was 4.34 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2020, the actual ratio was 0.92 to 1.

At December 31, 2020, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2020, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 62%, 26%, 6% and 6%, respectively, of the Company’s income before provision for taxes (the equivalent of “pre-tax income”), compared to 54%, 27%, 11% and 8%, respectively, for 2019.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 78% and 79% of the Company’s total revenues in 2020 and for the three years ended December 31, 2020, respectively.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 55%, 24% and 21%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 22% and 21% of the Company’s consolidated revenues in 2020 and for the three years ended December 31, 2020. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 76%, 23% and 1% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 23%, 25% and 24% of the Company’s consolidated rental and sales revenues for 2020, 2019 and 2018, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

          Dividends

In February 2021, the Company announced that its Board of Directors declared a cash dividend of $0.435 per common share for the quarter ending March 31, 2021, an increase of 4% over the prior year’s comparable quarter.

Credit Facility and Note Purchase Agreement

In March 2020, the Company renewed its $420 million credit facility with a syndicate of banks.  The five-year facility matures on March 31, 2025 and replaced the Company’s existing $420 million line of credit.  B of A Securities, Inc. served as Sole Bookrunner and Joint Lead Arranger.  Bank of America, N.A. served as Administrative Agent, U.S. Bank National Association served as Joint Lead Arranger and Syndication Agent, and MUFG Union Bank N.A. and Wells Fargo Bank, N.A. served as Syndication Agents.

In March 2020, the Company entered into an amended and restated $250 million note purchase and private shelf agreement with Prudential Private Capital (the “Note Purchase Agreement”).  In addition to governing the terms of the current $40 million Series B Senior Notes and $60 million Series C Senior Notes outstanding, the Note Purchase Agreement allows for the issuance of up to an additional $150 million of senior notes on terms to be determined at such time that any additional notes are issued.

In October 2020, the Company entered into a rate lock agreement with Prudential Private Capital, pursuant to which, the Company agreed to a fixed interest rate of 2.57% for future issuance, if any, of senior unsecured notes in the aggregate amount of $40.0 million with a 7-year maturity.  If issued, the funding for such notes would occur on or before March 17, 2021 and would be subject to the terms and conditions of the Note Purchase Agreement.

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

While the Company has not seen a significant impact from COVID-19 in the financial results for the year ended December 31, 2020 as set forth in the below section discussing the results of operations for the year ended December 31, 2020, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2020 over	2019 over
	2020–2018	2020	2019	2018	2019	2018
Revenues
Rental	62%	61%	62%	64%	(1)%	11%
Rental related services	17	17	18	17	(9)	22
Rental operations	79	78	80	81	(2)	13
Sales	20	22	19	19	13	19
Other	1	—	1	—	(26)	26
Total revenues	100	100	100	100	0	14
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	15	15	14	15	7	10
Rental related services	13	12	13	13	(11)	19
Other	14	13	14	14	(7)	16
Total direct costs of rental operations	41	40	41	42	(3)	14
Cost of sales	12	14	12	11	19	15
Total costs	53	54	53	53	2	15
Gross profit	47	46	47	47	(1)	14
Selling and administrative expenses	23	21	22	23	(1)	8
Income from operations	24	25	25	24	0	20
Other income (expense):
Interest expense	2	2	2	3	(29)	0
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before provision for income taxes	22	23	23	21	2	23
Provision for income taxes	5	5	6	5	(7)	28
Net income	17%	18%	17%	16%	5%	22%

nm = not meaningful

Twelve Months Ended December 31, 2020 Compared to

Twelve Months Ended December 31, 2019

Overview

Consolidated revenues in 2020 increased to $572.6 million from $570.2 million in 2019.  Consolidated net income in 2020 increased to $102.0 million, or $4.16 per diluted share in 2020, compared to $96.8 million, or $3.93 per diluted share, in 2019.  The Company’s year over year total revenue increase was primarily due to higher sales revenues, partly offset by lower rental and rental related services revenues as more fully described below.

For 2020 compared to 2019, on a consolidated basis:

•

Gross profit decreased $2.4 million, or 1%, to $263.7 million.  Mobile Modular’s gross profit increased $12.3 million, or 9%, due to higher gross profit on rental, rental related services and sales revenues.  TRS-RenTelco’s gross profit increased $0.1 million, primarily due to higher gross profit on sales and rental related services revenues.  Enviroplex’s gross profit decreased $1.9 million, or 13%, due to $7.1 million lower sales revenues.  Adler Tanks’ gross profit decreased $12.9 million, or 28%, due to lower gross profit on rental, rental related services and sales revenues.

•	Selling and administrative expenses decreased $1.8 million, or 1%, to $123.0 million, primarily due to decreased travel, meals and meeting expenses.
•	Interest expense decreased $3.5 million, or 29%, due to 21% lower net average interest rate of 3.25% in 2020 compared to 4.10% in 2019 and 10% lower average debt levels of the Company.
•

Pre-tax income contribution was 62%, 26% and 6% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2019, compared to 54%, 27% and 11%, respectively, in 2019.  These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 6% and 8% in 2020 and 2019, respectively.

•	The provision for income taxes resulted in an effective tax rate of 22.8% and 25.0% for the twelve months ended December 31, 2020 and 2019, respectively.
•

Adjusted EBITDA increased $4.2 million, or 2%, to $241.0 million in 2020.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.  A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found in “Item 6. Selected Financial Data.” on page 30.

Mobile Modular

For 2020, Mobile Modular’s total revenues increased $20.5 million, or 7%, to $321.5 million compared to 2019, primarily due to higher sales and rental revenues, partly offset by lower rental related services.  The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in an increase in pre-tax income of $12.3 million, or 18%, to $82.3 million in 2020.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2020 compared to 2019

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$188,719	$182,316	$6,403	4%
Rental related services	67,527	69,395	(1,868)	(3)%
Rental operations	256,246	251,711	4,535	2%
Sales	63,863	47,043	16,820	36%
Other	1,415	2,256	(841)	(37)%
Total revenues	321,524	301,010	20,514	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,967	22,071	896	4%
Rental related services	48,910	51,787	(2,877)	(6)%
Other	47,762	51,136	(3,374)	(7)%
Total direct costs of rental operations	119,639	124,994	(5,355)	(4)%
Costs of sales	46,011	32,398	13,613	42%
Total costs of revenues	165,650	157,392	8,258	5%
Gross Profit
Rental	117,990	109,109	8,881	8%
Rental related services	18,617	17,608	1,009	6%
Rental operations	136,607	126,717	9,890	8%
Sales	17,852	14,645	3,207	22%
Other	1,416	2,256	(840)	(37)%
Total gross profit	155,875	143,618	12,257	9%
Selling and administrative expenses	68,470	65,699	2,771	4%
Income from operations	87,405	77,919	9,486	12%
Interest expense allocation	(5,104)	(7,946)	(2,842)	(36)%
Pre-tax income	$82,301	$69,973	$12,328	18%
Other Selected Information
Average rental equipment [1]	$825,614	$795,250	$30,364	4%
Average rental equipment on rent	$637,500	$629,459	$8,041	1%
Average monthly total yield [2]	1.88%	1.90%		(1)%
Average utilization [3]	77.2%	79.20%		(3)%
Average monthly rental rate [4]	2.47%	2.41%		2%
Period end rental equipment [1]	$836,531	$814,367	$22,164	3%
Period end utilization [3]	76.0%	79.1%		(4)%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Mobile Modular’s gross profit for 2020 increased $12.3 million, or 9%, to $155.9 million.  For the year ended December 31, 2020 compared to the year ended December 31, 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.4 million, or 4%, due to 1% higher average rental equipment on rent and 2% higher average monthly rental rates.  As a percentage of rental revenues, depreciation was 12% in 2020 and 2019 and other direct costs were 25% in 2020 and 28% in 2019, which resulted in gross margin percentage of 63% in 2020 compared to 60% and 2019.  The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $8.9 million, or 8%, to $118.0 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $1.9 million, or 3%, compared to 2019.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The decrease in rental related services revenues was primarily attributable to lower amortization of modular building delivery and return delivery and dismantle revenues and lower repair revenues, partly offset by increased site related services revenues. The lower revenues offset by higher gross margin percentage of 28% in 2020 compared to 25% in 2019 resulted in rental related services gross profit increasing $1.0 million, or 6%, to $18.6 million in 2020.

•

Gross Profit on Sales – Sales revenues increased $16.8 million, or 36%, primarily due to higher new and used equipment sales.  The higher sales revenues, partly offset by lower gross margins of 28% in 2020 compared to 31% in 2019, resulted in sales gross profit increasing $3.2 million, or 22%, to $17.9 million in 2020.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2020, Mobile Modular’s selling and administrative expenses increased $2.8 million, or 4%, to $68.5 million, primarily due to higher allocated corporate expenses and increased salaries and benefit costs, partly offset by lower travel, meals and meeting costs.

TRS-RenTelco

For 2020, TRS-RenTelco’s total revenues increased $9.3 million, or 7%, to $140.8 million compared to 2019, primarily due to higher rental and sales revenues.  Pre-tax income increased $0.3 million, or 1%, to $34.5 million for 2020, primarily due to higher gross profit on sales and rental related services revenues and lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2020 compared to 2019

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$109,083	$103,704	$5,379	5%
Rental related services	3,080	3,260	(180)	(6)%
Rental operations	112,163	106,964	5,199	5%
Sales	26,618	22,106	4,512	20%
Other	2,030	2,413	(383)	(16)%
Total revenues	140,811	131,483	9,328	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	46,472	41,948	4,524	11%
Rental related services	2,419	2,791	(372)	(13)%
Other	17,133	16,303	830	5%
Total direct costs of rental operations	66,024	61,042	4,982	8%
Costs of sales	13,923	9,693	4,230	44%
Total costs of revenues	79,947	70,735	9,212	13%
Gross Profit
Rental	45,478	45,453	25	0%
Rental related services	661	469	192	41%
Rental operations	46,139	45,922	217	0%
Sales	12,695	12,413	282	2%
Other	2,030	2,413	(383)	(16)%
Total gross profit	60,864	60,748	116	0%
Selling and administrative expenses	24,306	24,645	(339)	(1)%
Income from operations	36,558	36,103	455	1%
Interest expense allocation	(2,133)	(1,970)	163	8%
Foreign currency exchange gain	78	84	(6)	(7)%
Pre-tax income	$34,503	$34,217	$286	1%
Other Selected Information
Average rental equipment [1]	$336,399	$306,426	$29,973	10%
Average rental equipment on rent	$222,748	$202,832	$19,916	10%
Average monthly total yield [2]	2.70%	2.82%		(4)%
Average utilization [3]	66.2%	66.2%		—
Average monthly rental rate [4]	4.08%	4.26%		(4)%
Period end rental equipment [1]	$331,528	$333,613	$(2,085)	(1)%
Period end utilization [3]	67.4%	64.5%		4%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

TRS-RenTelco’s gross profit for 2020 increased $0.1 million to $60.9 million.  For the year ended December 31, 2020 compared to the year ended December 31, 2019:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.4 million, or 5%, to $109.1 million with depreciation expense increasing $4.5 million, or 11%, and other direct costs increasing $0.8 million, or 5%, resulting in a comparable gross profit on rental revenues of $45.5 million in 2020 and 2019.  As a percentage of rental revenues, depreciation was 43% in 2020 and 40% in 2019 and other direct costs was 16% in 2020 and 2019, which resulted in gross margin percentage of 42% in 2020 compared to 44% in 2019.  The rental revenues increase was due to 10% higher average rental equipment on rent, partly offset by 4% lower average monthly rental rates.

•

Gross Profit on Sales – Sales revenues increased $4.5 million, or 20%, to $26.6 million in 2020.  Gross profit on sales increased $0.3 million with gross margin percentage decreasing to 48% from 56% in 2019, primarily due to lower gross margins on used equipment sales.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2020, TRS-RenTelco’s selling and administrative expenses decreased $0.3 million, or 1%, to $24.3 million, primarily due to lower salaries and benefit costs and lower travel, meals and meeting expenses, partly offset by higher allocated corporate expenses.

Adler Tanks

For 2020, Adler Tanks’ total revenues decreased $20.4 million, or 21%, to $77.5 million compared to 2019, primarily due to lower rental and rental related services revenues.  Pre-tax income decreased $7.0 million, primarily due to lower gross profit on rental, rental related services and sales, partly offset by lower selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2020 compared to 2019

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Revenues
Rental	$53,988	$67,869	$(13,881)	(20)%
Rental related services	21,786	28,383	(6,597)	(23%)
Rental operations	75,774	96,252	(20,478)	(21%)
Sales	1,386	1,266	120	9%
Other	322	405	(83)	(20%)
Total revenues	77,482	97,923	(20,441)	(21%)
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,427	16,372	55	0%
Rental related services	16,776	21,663	(4,887)	(23%)
Other	8,923	11,926	(3,003)	(25%)
Total direct costs of rental operations	42,126	49,961	(7,835)	(16%)
Costs of sales	1,277	948	329	35%
Total costs of revenues	43,403	50,909	(7,506)	(15%)
Gross Profit
Rental	28,638	39,571	(10,933)	(28%)
Rental related services	5,010	6,720	(1,710)	(25%)
Rental operations	33,648	46,291	(12,643)	(27%)
Sales	109	318	(209)	nm
Other	322	405	(83)	-20%
Total gross profit	34,079	47,014	(12,935)	(28)%
Selling and administrative expenses	24,764	29,321	(4,557)	(16)%
Income from operations	9,315	17,693	(8,378)	(47)%
Interest expense allocation	(2,107)	(3,436)	(1,329)	(39)%
Pre-tax income	$7,208	$14,257	$(7,049)	(49)%
Other Selected Information
Average rental equipment [1]	$314,797	$313,810	$987	0%
Average rental equipment on rent	$140,323	$171,664	$(31,341)	(18)%
Average monthly total yield [2]	1.43%	1.80%		(21)%
Average utilization [3]	44.6%	54.7%		(18)%
Average monthly rental rate [4]	3.21%	3.29%		(2)%
Period end rental equipment [1]	$314,443	$314,976	$(533)	(0)%
Period end utilization [3]	39.8%	48.4%		(18%)
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Adler Tanks’ gross profit for 2020 decreased $12.9 million, or 28%, to $34.1 million.  For the year ended December 31, 2020 compared to year ended December 31, 2019:

•

Gross Profit on Rental Revenues – Rental revenues decreased $13.9 million, or 20%, to $54.0 million, due to 18% lower average rental equipment on rent and 2% lower average monthly rental rates in 2020 as compared to 2019.  The rental revenue decrease was primarily due to COVID-19 related business disruptions and a decrease in the price of oil and gas, which contributed to weaker activities in multiple geographic and market segments.  As a percentage of rental revenues, depreciation was 30% and 24% in 2020 and 2019, respectively, and other direct costs were 17% and 18% in 2020 and 2019, respectively, which resulted in gross margin percentages of 53% in 2020 compared to 58% in 2019.  The lower rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $10.9 million, or 28%, to $28.6 million in 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $6.6 million, or 23%, compared to 2019.  The lower revenues together with lower gross margin percentage of 23% in 2020 compared to 24% in 2019 resulted in rental related services gross profit decreasing $1.7 million, or 25%, to $5.0 million in 2020.

For 2020, Adler Tanks’ selling and administrative expenses decreased $4.6 million, or 16%, to $24.8 million, primarily due to lower salaries and employee benefit costs, travel, meals and meeting expenses and lower corporate allocated expenses.

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

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2020 as compared to 2019 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $180.5 million for 2020 as compared to $188.0 million in 2019.  The 4% decrease was primarily attributable to decreased deferred income and deferred income taxes, a lower decrease in accounts payable and accrued liabilities and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $53.0 million for 2020 as compared to $143.1 million in 2019.  The $90.1 million decrease was primarily due to $81.4 million lower purchases of rental equipment of $86.3 million in 2020, compared to 2019, and $7.8 million lower cash paid for acquisition of business assets, partly offset by $1.6 million higher purchases of property, plant and equipment and $2.6 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $128.5 million in 2020 as compared to $44.0 million in 2019. The $84.4 million increase was primarily due to $65.5 million higher net repayment under bank lines of credit, $13.6 million higher repurchases of common stock and $4.3 million higher dividend payments.

Significant capital expenditures are required to maintain and grow the Company’s rental assets.  During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flows from operations, proceeds from the sale of rental equipment and from bank borrowings. Sales occur routinely as a normal part of the Company’s rental businesses.  However, these sales can fluctuate from period to period depending on customer requirements and funding.  Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offer additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2020	2019	2018	Totals
Cash provided by operating activities	$180,504	$187,994	$142,667	$511,165
Proceeds from sales of used rental equipment	47,052	44,447	41,786	133,285
Cash available for purchase of rental equipment	227,556	232,441	184,453	644,450
Purchases of rental equipment	(86,329)	(167,703)	(123,071)	(377,103)
Cash paid for acquisition of business assets	—	(7,808)	(7,543)	(15,351)
Cash available for other uses	$141,227	$56,930	$53,839	$251,996

In addition to increasing its rental assets, the Company had other capital expenditures for property, plant and equipment of $13.7 million in 2020, $12.1 million in 2019 and $15.7 million in 2018, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $39.8 million, $35.5 million and $30.9 million in the years ended December 31, 2020, 2019 and 2018, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock.  There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There were 282,221 shares of common stock repurchased during the twelve months ended December 31, 2020 for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share.  There were no repurchases of common stock during the twelve months ended December 31, 2019.  As of December 31, 2020, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

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

On March 31, 2020, the Company entered into an amended and restated Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., which provides for a $12.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of March 31, 2025, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services.  The Sweep Service Facility replaced the Company’s prior $12.0 million sweep service facility, dated as of March 31, 2016.

At December 31, 2020, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $122.8 million was outstanding. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2020, the actual ratio was 4.34 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2020, the actual ratio was 0.92 to 1.

At December 31, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

In March 2020, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series B and Series C Notes previously issued pursuant to the Prior NPA, among the Company and the other parties to the Note Purchase Agreement.  The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA.  Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes due March 17, 2021, and (ii) $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes due November 5, 2022, to which the terms of the Note Purchase Agreement shall apply.

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

3.68% Senior Notes Due in 2021

In March 2014, the Company issued and sold to the Purchasers a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021. Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature in 2021. The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2020, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

In November 2015, the Company issued and sold to the Purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2020, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, under which the Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2020, the actual ratio was 4.34 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2020, the actual ratio was 0.92 to 1.

At December 31, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.  Furthermore, the Company believes it has the financial resources to weather the expected impacts of COVID-19.  However, the Company has limited insight into the extent to which its business may be impacted by COVID-19, and there are many uncertainties, including how long and how severely the Company will be impacted.  An extended and severe impact may materially and adversely affect the Company’s future operations, financial position and liquidity.

Contractual Obligations and Commitments

At December 31, 2020, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2025, outstanding amounts under our 3.68% and 3.84% senior notes due in 2021 and 2022, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2020 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$122,771	$—	$—	$122,771	$—
3.68% Series B senior notes due in 2021	41,472	41,472	—	—	—
3.84% Series C senior notes due in 2022	64,614	1,158	63,456	—	—
Operating leases for facilities	6,705	2,333	3,074	1,298	—
Total contractual obligations	$235,562	$44,963	$66,530	$124,069	$—

The Company believes that its needs for working capital and capital expenditures through 2021 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company's Consolidated Statements of Cash Flows on page 65 for a more detailed presentation of the sources and uses of the Company's cash.

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

Impairment of goodwill and intangible assets - The Company assesses the carrying amount of its recorded goodwill and intangible assets annually or in interim periods if circumstances indicate an impairment may have occurred.  The impairment review is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The evaluation consists of estimating the fair value of the reporting unit based on discounted cash flows using revenue and after tax profit estimates.  Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill and intangible assets.  If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill and intangible assets are not impaired.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, an impairment loss is recorded for the amount equal to the difference the reporting unit’s carrying value exceeds the estimated fair value.

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

Off Balance Sheet Transactions

As of December 31, 2020, the Company did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 3.68% and 3.84% senior notes due in 2021 and 2022, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2020.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series B and Series C Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2020.

(dollar amounts in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$—	$—	$122,771	$—	$122,771	$122,771
Weighted average interest rate	—	—	—	—	2.11%	—	2.11%
3.68% Series B senior notes due in 2021	$40,000	$—	$—	$—	$—	$—	$40,000	$41,011
Stated interest rate	3.68%	—	—	—	—	—	3.68%
3.84% Series C senior notes due in 2022	$—	$60,000	$—	$—	$—	$—	$60,000	$62,085
Stated interest rate	—	3.84%	—	—	—	—	3.84%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017.  The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2020, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.

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

February 23, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

San Jose, California

February 23, 2021

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2020	2019
Assets
Cash	$1,238	$2,342
Accounts receivable, net of allowance for doubtful accounts of $2,100 in 2020 and $1,883 in 2019	123,316	128,099
Rental equipment, at cost:
Relocatable modular buildings	882,115	868,807
Electronic test equipment	333,020	335,343
Liquid and solid containment tanks and boxes	315,706	316,261
	1,530,841	1,520,411
Less accumulated depreciation	(592,725)	(552,911)
Rental equipment, net	938,116	967,500
Property, plant and equipment, net	136,210	131,047
Prepaid expenses and other assets	41,549	45,356
Intangible assets, net	7,118	7,334
Goodwill	28,197	28,197
Total assets	$1,275,744	$1,309,875
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$222,754	$293,431
Accounts payable and accrued liabilities	108,334	109,174
Deferred income	45,975	54,964
Deferred income taxes, net	216,077	218,270
Total liabilities	593,140	675,839
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,128 shares as of December 31, 2020 and 24,296 shares as of December 31, 2019	106,289	106,360
Retained earnings	576,419	527,746
Accumulated other comprehensive loss	(104)	(70)
Total shareholders’ equity	682,604	634,036
Total liabilities and shareholders’ equity	$1,275,744	$1,309,875

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenues
Rental	$351,790	$353,889	$318,774
Rental related services	92,393	101,038	82,907
Rental operations	444,183	454,927	401,681
Sales	124,604	110,229	92,618
Other	3,767	5,074	4,031
Total revenues	572,554	570,230	498,330
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	85,866	80,391	73,139
Rental related services	68,105	76,241	64,298
Other	73,818	79,365	68,678
Total direct costs of rental operations	227,789	235,997	206,115
Costs of sales	81,019	68,068	58,964
Total costs of revenues	308,808	304,065	265,079
Gross profit	263,746	266,165	233,251
Selling and administrative expenses	122,993	124,793	115,770
Income from operations	140,753	141,372	117,481
Other income (expense):
Interest expense	(8,787)	(12,331)	(12,297)
Foreign currency exchange gain	78	84	(489)
Income before provision for income taxes	132,044	129,125	104,695
Provision for income taxes	30,060	32,319	25,289
Net income	$101,984	$96,806	$79,406
Earnings per share:
Basic	$4.22	$3.99	$3.29
Diluted	$4.16	$3.93	$3.24
Shares used in per share calculation:
Basic	24,157	24,250	24,141
Diluted	24,531	24,623	24,540
Cash dividends declared per share	$1.68	$1.50	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net income	$101,984	$96,806	$79,406
Other comprehensive income (loss):
Foreign currency translation adjustment	(48)	(29)	161
Tax benefit (provision)	14	8	(42)
Comprehensive income	$101,950	$96,785	$79,525

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	24,052	$102,947	$421,405	$(168)	$524,184
Net income	—	—	79,406	—	79,406
Share-based compensation	—	4,111	—	—	4,111
Common stock issued under stock plans, net of shares withheld for employee taxes	130	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,257)	—	—	(3,257)
Dividends accrued at $1.36 per share	—	—	(33,028)	—	(33,028)
Other comprehensive gain	—	—	—	119	119
Balance at December 31, 2018	24,182	103,801	467,783	(49)	571,535
Net income	—	—	96,806	—	96,806
Share-based compensation	—	5,892	—	—	5,892
Common stock issued under stock plans, net of shares withheld for employee taxes	114	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,333)	—	—	(3,333)
Dividends accrued at $1.50 per share	—	—	(36,843)	—	(36,843)
Other comprehensive loss	—	—	—	(21)	(21)
Balance at December 31, 2019	24,296	106,360	527,746	(70)	634,036
Net income	—	—	101,984	—	101,984
Share-based compensation	—	5,549	—	—	5,549
Common stock issued under stock plans, net of shares withheld for employee taxes	114	—	—	—	—
Repurchased common stock	(282)	(1,244)	(12,373)	—	(13,617)
Taxes paid related to net share settlement of stock awards	—	(4,376)	—	—	(4,376)
Dividends accrued at $1.68 per share	—	—	(40,938)	—	(40,938)
Other comprehensive loss	—	—	—	(34)	(34)
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$101,984	$96,806	$79,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,643	89,476	81,975
Impairment of rental assets	—	—	39
Provision for doubtful accounts	1,343	1,013	581
Share-based compensation	5,549	5,892	4,111
Gain on sale of used rental equipment	(19,329)	(21,309)	(19,559)
Foreign currency exchange (gain) loss	(78)	(84)	489
Amortization of debt issuance costs	11	11	20
Change in:
Accounts receivable	3,440	(7,323)	(15,725)
Prepaid expenses and other assets	3,807	(13,530)	(9,351)
Accounts payable and accrued liabilities	316	20,298	(1,612)
Deferred income	(8,989)	5,138	10,258
Deferred income taxes	(2,193)	11,606	12,035
Net cash provided by operating activities	180,504	187,994	142,667
Cash Flows from Investing Activities:
Purchases of rental equipment	(86,329)	(167,703)	(123,071)
Purchases of property, plant and equipment	(13,724)	(12,080)	(15,664)
Cash paid for acquisition of business assets	—	(7,808)	(7,543)
Proceeds from sales of used rental equipment	47,052	44,447	41,786
Net cash used in investing activities	(53,001)	(143,144)	(104,492)
Cash Flows from Financing Activities:
Net (repayment) borrowing under bank lines of credit	(70,689)	(5,144)	15,130
Principal payments on Series A senior notes	—	—	(20,000)
Repurchase of common stock	(13,617)	—	—
Taxes paid related to net share settlement of stock awards	(4,376)	(3,333)	(3,257)
Payment of dividends	(39,769)	(35,539)	(30,939)
Net cash used in financing activities	(128,451)	(44,016)	(39,066)
Effect of foreign currency exchange rate changes on cash	(156)	—	(102)
Net (decrease) increase in cash	(1,104)	834	(993)
Cash balance, beginning of period	2,342	1,508	2,501
Cash balance, end of period	$1,238	$2,342	$1,508
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$9,050	$12,475	$12,598
Net income taxes paid, during the period	$34,903	$17,528	$18,157
Dividends accrued during the period, not yet paid	$10,083	$9,489	$8,388
Rental equipment acquisitions, not yet paid	$4,373	$6,496	$9,695

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2020 and 2019.  The Company recorded an impairment of modular rental equipment of $0.1 million for the year ended December 31, 2018.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2020	2019
Land	Indefinite	$54,429	$54,423
Land improvements	20 – 50	59,249	52,325
Buildings	30	32,306	29,848
Furniture, office equipment and software	3 – 10	36,882	36,610
Vehicles and machinery	5 – 25	43,101	41,877
		225,967	215,083
Less accumulated depreciation		(91,514)	(84,308)
		134,453	130,775
Construction in progress		1,757	272
		$136,210	$131,047

Property, plant and equipment depreciation expense was $8.6 million, $8.2 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Construction in progress at December 31, 2020 and 2019 consisted primarily of costs related to acquisition of land, land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance, training and post implementation costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $0.1 million and $3.0 million in internal use software during the years ended December 31, 2020 and 2019, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $3.9 million, $3.6 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill and other intangible assets. Intangible assets related to customer relationships are amortized over eleven years.  At December 31, 2020 and 2019, goodwill and trade name intangible assets which have indefinite lives totaled $34.1 million.

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

The impairment review of the Company’s goodwill is performed by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired.  If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then a goodwill impairment loss is recorded for the amount the reporting unit’s carrying value exceeds the estimated fair value.

The Company conducted its annual impairment analysis in the fourth quarter of 2020.  The impairment analysis did not result in an impairment charge for the fiscal year ended 2020.  There were no impairment charges in 2019 or 2018.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2020	2019	2018
Weighted-average common stock for calculating basic earnings per share	24,157	24,250	24,141
Effect of potentially dilutive securities from equity-based compensation	374	373	399
Weighted-average common stock for calculating diluted earnings per share	24,531	24,623	24,540

In 2020, 2019 and 2018, there were no shares having an anti-dilutive effect requiring exclusion from the computation of diluted earnings per share.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time.  In the twelve months ended December 31, 2020, the company repurchased 282,221 shares of its common stock for an average purchase price of $48.25 per share or an aggregate price of $13.6 million.  There were no repurchases of common stock during the twelve months ended December 31, 2019 and 2018.  As of December 31, 2020, 1,309,805 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $38.7 million at December 31, 2020 and $37.2 million at December 31, 2019. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts activity was as follows:

(in thousands)	2020	2019
Beginning balance, January 1	$1,883	$1,883
Provision for doubtful accounts	1,343	1,013
Write-offs, net of recoveries	(1,126)	(1,013)
Ending balance, December 31	$2,100	$1,883

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $103.1 million and $101.4 million compared to the recorded value of $100.0 million as of December 31, 2020 and 2019, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values.  The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant.  The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when vesting conditions are met.  In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known. The Company recognizes forfeitures based on actual forfeitures when they occur. The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income.  The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized.  Further information regarding share-based compensation can be found in “Note 8 –Benefit Plans”.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2020, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, intended to simplify the subsequent accounting for goodwill acquired in a business combination.  Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill.  The new guidance eliminates the second step from the goodwill impairment test.  Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the estimated fair value of a reporting unit with its carrying amount.  An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's estimated fair value.  The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues.  The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay.  The Company recognized bad debt expense of $1.3 million, $1.0 million and 0.6 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.  The allowance for doubtful accounts was $2.1 million, $1.9 million and $1.9 million at December 31, 2020, 2019 and 2018, respectively.

Net investment in sales-type leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment.  Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset.  The net investment in sales-type leases was $1.8 million at December 31, 2020 and $2.9 million at December 31, 2019.  The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of December 31, 2020.  The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay.  Lease receivables are considered past due 90 days after invoice.  The Company manages the credit risk in net investment in sales-type leases, on an ongoing basis, using a number of factors, including, but not limited to the following:  historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts.  The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers.  The Company does not own available for sale debt securities or other financial assets at December 31, 2020.

NOTE 4. LEASES

Lessee

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately.  Right-Of-Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company uses the interest rate stated in the lease as the discount rate.  If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments.  Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years.  The amount of payments associated with such options is not material.  Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases.  At December 31, 2020 and 2019 the Company’s ROU assets and operating lease liabilities was $8.3 million and $9.9 million, respectively, which are recorded in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2020, operating lease expense was $3.8 million, which includes short term lease expense of $0.1 million.  At December 31, 2020, the weighted-average remaining lease term for operating leases was 3.2 years and the weighted average discount rate was 3.95%.  The Company had no sub-lease income during the year ended December 31, 2020, and did not have any finance leases as of December 31, 2020.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,683	$3,568

Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,885	$2,728

As of December 31, 2020, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2021	$3,294
2022	2,372
2023	1,756
2024	1,066
2025	293
Thereafter	—
Total lease payments	8,781
Less imputed interest	(494)
$8,287

Lessor

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

As of December 31, 2020, maturities of operating lease payments to be received in 2021 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2021	$83,482
2022	24,208
2023	7,680
2024	2,741
2025	542
Thereafter	10
$118,663

In the year ended December 31, 2020, the Company’s lease revenues were $401.9 million, consisting of $399.5 of operating lease revenues and $2.4 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis, which results in a constant rate of return on the unrecovered lease investment.  For the year ended December 31, 2020, the Company’s finance lease revenues included $2.2 million of sales revenues and $0.2 million of interest income.  The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2020
Gross minimum lease payments receivable	$1,953
Less – unearned interest	(166)
Net investment in finance lease receivables	$1,787

As of December 31, 2020, the future minimum lease payments under non-cancelable finance leases to be received in 2021 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2021	$1,463
2022	267
2023	49
2024	8
Thereafter	—
Total minimum future lease payments to be received	$1,787

NOTE 5. REVENUE RECOGNITION

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheets and totaled $11.3 million and $17.5 million at December 31, 2020 and 2019, respectively.  Sales revenues totaling $17.0 million were recognized during the year ended December 31, 2020, which were included in the contract liability balance at December 31, 2019.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheets and totaled $1.4 million and $1.0 million at December 31, 2020 and 2019, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2020, 2019 and 2018:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Year Ended December 31,
2020
Leasing	$235,003	$112,210	$54,710	$—	$401,923
Non-lease:
Rental related services	22,576	2,618	21,320	—	46,514
Sales	63,863	24,461	1,386	32,737	122,447
Other	82	1,522	66	—	1,670
Total non-lease	86,521	28,601	22,772	32,737	170,631
Total revenues	$321,524	$140,811	$77,482	$32,737	$572,554

2019
Leasing	$234,032	$108,044	$68,917	$—	$410,993
Non-lease:
Rental related services	18,964	2,599	27,634	—	49,197
Sales	47,045	18,995	1,266	39,814	107,120
Other	969	1,845	106	—	2,920
Total non-lease	66,978	23,439	29,006	39,814	159,237
Total revenues	$301,010	$131,483	$97,923	$39,814	$570,230

2018
Leasing	$200,214	$94,345	$70,653	$—	$365,212
Non-lease:
Rental related services	14,870	2,607	24,276	—	41,753
Sales	39,467	19,895	1,044	29,046	89,452
Other	23	1,810	80	—	1,913
Total non-lease	54,360	24,312	25,400	29,046	133,118
Total revenues	$254,574	$118,657	$96,053	$29,046	$498,330

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

NOTE 6. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2020	2019
Unsecured revolving lines of credit	$122,771	$193,459
3.68% Series B senior notes due in 2021	40,000	40,000
3.84% Series C senior notes due in 2022	60,000	60,000
	222,771	293,459
Unamortized debt issuance cost	(17)	(28)
	$222,754	$293,431

As of December 31, 2020, the future minimum payments under the unsecured revolving lines of credit, 3.68% Series B senior notes due in 2021 and 3.84% Series C senior notes due in 2022 are as follows:

(in thousands)
Year Ended December 31,
2021	$40,000
2022	60,000
2023	—
2024	—
2025	122,771
$222,771

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

On March 31, 2020, the Company entered into an amended and restated Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., which provides for a $12.0 million line of credit facility related to its cash management services (“Sweep Service Facility”).  The Sweep Service Facility matures on the earlier of March 31, 2025, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services.  The Sweep Service Facility replaced the Company’s prior $12.0 million sweep service facility, dated as of March 31, 2016.

At December 31, 2020, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $122.8 million was outstanding. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2020, the actual ratio was 4.34 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2020, the actual ratio was 0.92 to 1.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2020 and 2019, the applicable margins were 1.25% for LIBOR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $12.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2020	2019
Maximum amount outstanding	$199,471	$219,635
Average amount outstanding	$170,075	$201,195
Weighted average interest rate, during the period	2.11%	3.59%
Prime interest rate, end of period	3.25%	4.75%

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

3.68% Senior Notes Due in 2021

On March 17, 2014, the Company issued and sold to the purchaser a $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes (the “Series B Senior Notes”) pursuant to the terms of the Prior NPA.  The Series B Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.68% per annum and mature on March 17, 2021.  Interest on the Series B Senior Notes is payable semi-annually beginning on September 17, 2014 and continuing thereafter on March 17 and September 17 of each year until maturity.  The full net proceeds from the Series B Senior Notes were used for working capital and other general corporate purposes.  At December 31, 2020, the principal balance outstanding under the Series B Senior Notes was $40.0 million.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA.  The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022.  Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity.  The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior

Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2020, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

 Among other restrictions, the Note Purchase Agreement, under which the Series A Senior Notes, Series B Senior Notes and Series C Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2020, the actual ratio was 4.34 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2020, the actual ratio was 0.92 to 1.

 At December 31, 2020, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 7. INCOME TAXES

Income before provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2020	2019	2018
U.S.	$131,898	$129,045	$104,881
Foreign	146	80	(186)
	$132,044	$129,125	$104,695

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$23,975	$11,744	$7,270
State	6,545	7,353	4,253
Foreign	1,733	1,616	1,731
	32,253	20,713	13,254
Deferred:
U.S. Federal	(755)	10,719	10,355
State	(1,424)	895	1,637
Foreign	(14)	(8)	43
	(2,193)	11,606	12,035
Total	$30,060	$32,319	$25,289

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.7	5.0	5.0
State deferred tax apportionment change, net of federal benefit	(1.6)	0.1	0.7
Valuation allowance	0.0	0.0	(0.5)
Share-based compensation	(1.4)	(1.6)	(1.9)
Enactment of the Tax Cuts and Jobs Act	(0.3)	(0.1)	(0.1)
Other	0.4	0.6	0.0
	22.8%	25.0%	24.2%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2020	2019
Deferred tax liabilities:
Accelerated depreciation	$217,125	$221,627
Prepaid costs currently deductible	5,039	5,668
Other	5,970	5,011
Total deferred tax liabilities	228,134	232,306
Deferred tax assets:
Accrued costs not yet deductible	9,200	8,860
Allowance for doubtful accounts	536	486
Deferred revenues	—	2,512
Share-based compensation	2,321	2,178
Total deferred tax assets, net of valuation allowance of $0.2 million in 2020 and 2019	12,057	14,036
Deferred income taxes, net	$216,077	$218,270

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

As of December 31, 2020, the Company did not have a deferred tax liability related to its foreign earnings because it did not have any specific plans to repatriate funds from its international subsidiaries.  The Company may do so in the future if a dividend can be remitted with no material tax impact.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India that management estimated the benefit of which will not be realized.  As of December 31, 2020, the Company’s foreign net operating losses for tax purposes were $0.6 million.  If not realized, these carry forwards will begin to expire in 2023.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.  In 2020, 2019 and 2018 exercise of share-based awards by employees resulted in an excess tax benefit of $1.9 million, $2.1 million and $2.0 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2020 and 2019.  In addition, there have been no material changes in unrecognized benefits during 2020, 2019 and 2018.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2016.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2020, 2019 and 2018.

NOTE 8. BENEFIT PLANS

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares.  There were no modifications to the 2016 Plan and no awards classified as liabilities in the year ended December 31, 2020.

For the years ended December 31, 2020, 2019 and 2018, the share-based compensation expense was $5.5 million, $5.9 million and $4.1 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $1.5 million, $1.6 million and $1.1 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2020, 2019 and 2018.

Stock Options

As of December 31, 2020, a cumulative total of 9,118,500 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37.  Of these, options have been exercised for the purchase of 6,378,218 shares, while options for 1,670,972 shares have been terminated, and options for 409,410 shares with exercise prices ranging from $24.60 to $40.37 remained outstanding under the stock plans.  These options vest over five years and expire seven years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2020, 1,548,908 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2020 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2017	1,208,860	$28.14
Options granted	—	—
Options exercised	(332,810)	29.49
Options cancelled/forfeited/expired	(30,450)	28.27
Balance at December 31, 2018	845,600	28.14
Options granted	—	—
Options exercised	(260,860)	29.55
Options cancelled/forfeited/expired	(4,600)	30.59
Balance at December 31, 2019	580,140	29.57
Options granted	—	—
Options exercised	(163,670)	30.22
Options cancelled/forfeited/expired	(7,060)	28.95
Balance at December 31, 2020	409,410	$29.33	2.52	$15.5
Exercisable at December 31, 2020	309,695	$28.45	2.40	$12.0
Expected to vest after December 31, 2020	97,645	$32.05	2.95	$3.4

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $11.9 million, $9.1 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, determined as of the date of option exercise.  As of December 31, 2020, there was approximately $0.5 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of less than one year.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2020	Weighted-average remaining contractual life (Years)	Weighted-average grant date value	Number exercisable at December 31, 2020	Weighted-average grant date value
$20 – 25	206,125	2.17	$24.60	181,480	$24.60
$25 – 30	2,840	2.15	$25.12	2,290	$25.13
$30 – 35	190,585	2.88	$33.97	119,805	$33.79
$35 – 40	6,800	3.00	$39.19	5,440	$39.19
$40 – 45	3,060	3.67	$40.37	680	$40.37
$20 – 45	409,410	2.52	$29.33	309,695	$28.45

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

No options were granted in 2020, 2019 and 2018.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2020:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2017	93,664	$33.62
RSUs granted	97,260	49.47
RSUs vested	(30,214)	33.16
RSUs cancelled/forfeited/expired	(21,200)	33.88
Balance at December 31, 2018	139,510	44.73
RSUs granted	83,440	59.98
RSUs vested	(25,862)	48.31
RSUs cancelled/forfeited/expired	(840)	59.84
Balance at December 31, 2019	196,248	50.68
RSUs granted	126,540	50.99
RSUs vested	(89,225)	43.42
RSUs cancelled/forfeited/expired	(7,593)	57.93
Balance at December 31, 2020	225,970	$57.06	$15.2

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  The 2018, 2019 and 2020 performance-

based RSU grants vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met.  There were 184,091 performance-based RSUs expected to vest as of December 31, 2020.  Service based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service based RSUs issued to the Company’s management vest over three years. There were 93,040 service-based RSUs expected to vest as of December 31, 2020.  No forfeitures are currently expected.  The total fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 based on the weighted average grant date values was $3.9 million, $1.2 million and $1.0 million, respectively.

Share-based compensation expense for RSUs for the year ended December 31, 2020, 2019 and 2018 was $4.6 million, $4.7 million and $2.6, respectively. As of December 31, 2020, the total unrecognized compensation expense related to unvested RSUs was $7.0 million and is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  Each employee who has at least three months of service with the Company and is 21 years or older, is eligible to participate in the KSOP.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2020 dividends deducted by the Company were $0.4 million, which resulted in a tax benefit of approximately $0.1 million in 2020.

At December 31, 2020, the KSOP held 240,187 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 9. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were 282,221 shares of common stock repurchased during the twelve months ended December 31, 2020 for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share.  There were no repurchases of common stock during the twelve months ended December 31, 2019.  As of December 31, 2020, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

(in thousands)
Year Ended December 31,
2021	$2,334
2022	1,718
2023	1,356
2024	1,005
2025	293
Thereafter	—
$6,706

Facility rent expense was $3.7 million in 2020, $3.9 million in 2019 and $3.5 million in 2018.

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

The Company’s health plans are self-funded high deductible plans with annual stop-loss insurance of $200,000 per claim.  Beginning in 2019, the Company’s workers compensation insurance is underwritten by an insurance company with no stop-loss value and $350,000 for prior claim years.  Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis.  In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate.  The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end.  The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates.  A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued.  In addition, our assumptions will change as the Company’s loss experience develops.  All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued.  At December 31, 2020 and 2019, accruals for the Company’s health and workers’ compensation high deductible plans were $2.2 million and $2.8 million, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	December 31, 2020	December 31, 2019
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	10,644
Non-compete agreements	5	157	157
		16,672	16,672
Less accumulated amortization		(9,554)	(9,338)
		$7,118	$7,334

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.9 million and $0.9 million, respectively.  Based on the carrying values at December 31, 2020 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $0.2 million in 2021 and $0.2 million in 2022 through 2026.

NOTE 12. RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended December 31, 2020 and 2019, or amounts owed to related parties at such dates.

NOTE 13. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2020, 2019 and 2018, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2020
Rental revenues	$188,719	$109,083	$53,988	$—	$351,790
Rental related services revenues	67,527	3,080	21,786	—	92,393
Sales and other revenues	65,278	28,648	1,708	32,737	128,371
Total revenues	321,524	140,811	77,482	32,737	572,554
Depreciation of rental equipment	22,967	46,472	16,427	—	85,866
Gross profit	155,874	60,864	34,079	12,929	263,746
Selling and administrative expenses	68,470	24,306	24,764	5,453	122,993
Income from operations	87,404	36,558	9,315	7,476	140,753
Interest expense (income) allocation	5,104	2,133	2,107	(557)	8,787
Income before provision for income taxes	82,300	34,503	7,208	8,033	132,044
Rental equipment acquisitions	39,078	42,588	2,541	—	84,207
Accounts receivable, net (period end)	81,640	22,735	13,655	5,286	123,316
Rental equipment, at cost (period end)	882,115	333,020	315,706	—	1,530,841
Rental equipment, net book value (period end)	611,590	156,536	169,990	—	938,116
Utilization (period end) [2]	76.0%	67.4%	39.8%
Average utilization [2]	77.2%	66.2%	44.6%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2019
Rental revenues	$182,316	$103,704	$67,869	$—	$353,889
Rental related services revenues	69,395	3,260	28,383	—	101,038
Sales and other revenues	49,299	24,519	1,671	39,814	115,303
Total revenues	301,010	131,483	97,923	39,814	570,230
Depreciation of rental equipment	22,071	41,948	16,372	—	80,391
Gross profit	143,618	60,748	47,014	14,785	266,165
Selling and administrative expenses	65,699	24,645	29,321	5,128	124,793
Income from operations	77,919	36,103	17,693	9,657	141,372
Interest expense (income) allocation	7,946	1,970	3,436	(1,021)	12,331
Income before benefit for income taxes	69,973	34,217	14,257	10,678	129,125
Rental equipment acquisitions	75,433	89,759	4,826	—	170,018
Accounts receivable, net (period end)	83,182	23,788	17,281	3,848	128,099
Rental equipment, at cost (period end)	868,807	335,343	316,261	—	1,520,411
Rental equipment, net book value (period end)	610,048	172,413	185,039	—	967,500
Utilization (period end) [2]	79.1%	64.5%	48.4%
Average utilization [2]	79.2%	66.2%	54.7%

2018
Rental revenues	$159,136	$89,937	$69,701	$—	$318,774
Rental related services revenues	54,696	3,300	24,911	—	82,907
Sales and other revenues	40,742	25,420	1,441	29,046	96,649
Total revenues	254,574	118,657	96,053	29,046	498,330
Depreciation of rental equipment	21,200	36,011	15,928	—	73,139
Gross profit	120,750	54,773	48,055	9,673	233,251
Selling and administrative expenses	58,017	22,823	30,026	4,904	115,770
Income from operations	62,733	31,950	18,029	4,769	117,481
Interest expense (income) allocation	7,132	2,696	3,252	(783)	12,297
Income before benefit for income taxes	55,601	28,765	14,777	5,552	104,695
Rental equipment acquisitions	63,374	65,467	5,257	—	134,098
Accounts receivable, net (period end)	72,295	20,732	19,992	7,997	121,016
Rental equipment, at cost (period end)	817,375	285,052	313,573	—	1,416,000
Rental equipment, net book value (period end)	572,032	131,450	197,533	—	901,015
Utilization (period end) [2]	79.3%	62.1%	56.4%
Average utilization [2]	78.2%	62.7%	59.9%

1Gross Enviroplex sales revenues were $34,014, $39,814 and $30,407 in 2020, 2019 and 2018, respectively.  There were $1,277 and $1,361 inter-segment sales to Mobile Modular in 2020 and 2018, which have been eliminated in consolidation.  There were no inter-segment sales in 2019.

2Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2020, 2019 and 2018.  Revenue from foreign country customers accounted for 4%, 5% and 4% of the Company’s revenues for the same periods, respectively.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for each of the two years ended December 31, 2020 is summarized below:

(in thousands, except per share amounts)	2020
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$89,506	$85,629	$88,138	$88,517	$351,790
Total revenues	129,453	137,673	156,448	148,980	572,554
Gross profit	61,656	63,232	68,204	70,654	263,746
Income from operations	29,702	32,692	37,333	41,026	140,753
Income before provision for income taxes	26,614	30,625	35,495	39,310	132,044
Net income	20,159	22,549	28,101	31,175	101,984
Earnings per share:
Basic	$0.83	$0.93	$1.17	$1.29	$4.22
Diluted	$0.81	$0.92	$1.15	$1.27	$4.16
Dividends declared per share	$0.420	$0.420	$0.420	$0.420	$1.68
Shares used in per share calculations:
Basic	24,292	24,121	24,097	24,119	24,157
Diluted	24,738	24,471	24,443	24,453	24,531
Balance Sheet Data
Rental equipment, net	$975,709	$969,681	$948,125	$938,116	$938,116
Total assets	1,314,429	1,312,342	1,295,380	1,275,744	1,275,744
Notes payable	291,544	272,149	249,980	222,754	222,754
Shareholders’ equity	637,604	643,836	661,614	682,604	682,604

	2019
	First	Second	Third	Fourth	Year
Operations Data
Rental revenues	$82,696	$88,105	$90,857	$92,231	$353,889
Total revenues	122,008	127,439	173,562	147,221	570,230
Gross profit	57,005	59,881	78,282	70,997	266,165
Income from operations	27,310	29,066	46,748	38,248	141,372
Income before provision for income taxes	24,251	25,965	43,455	35,454	129,125
Net income	18,449	19,488	32,468	26,401	96,806
Earnings per share:
Basic	$0.76	$0.80	$1.34	$1.09	$3.99
Diluted	$0.75	$0.79	$1.32	$1.07	$3.93
Dividends declared per share	$0.375	$0.375	$0.375	$0.375	$1.50
Shares used in per share calculations:
Basic	24,195	24,246	24,268	24,290	24,250
Diluted	24,540	24,579	24,632	24,697	24,623
Balance Sheet Data
Rental equipment, net	$912,878	$943,152	$958,610	$967,500	$967,500
Total assets	1,239,633	1,280,249	1,306,223	1,309,875	1,309,875
Notes payable	289,464	301,878	301,469	293,431	293,431
Shareholders’ equity	580,643	592,309	616,715	634,036	634,036

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2020, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders to be held on June 9, 2021.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders to be held on June 9, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders to be held on June 9, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders to be held on June 9, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders to be held on June 9, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Schedules and exhibits required by Article 5 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

Number	Description	Method of Filing

3.1	Articles of Incorporation of McGrath RentCorp. ‘P’	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp. ‘P’	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed as exhibit 3.1 to the Company’s Current Report on Form 8-K (filed January 6, 2021) and incorporated herein by reference.

4.1	Amended and Restated Note Purchase and Private Shelf Agreement between the Company and PGIM, Inc., dated March 31, 2020.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 3, 2020), and incorporated herein by reference.

4.1.1

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

4.1.2

Amendment, dated as of February 9, 2016, to the Note Purchase and Private Shelf Agreement dated as of April 21, 2011 among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, as amended on March 17, 2014.

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

4.2	Credit Agreement dated as of March 31, 2020 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.2.1	Guaranty dated as of March 31, 2020 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.2.2	$12,000,000 committed Amended and Restated Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2020.	Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.2.3	$12,000,000 Amended and Restated Credit Line Note, dated March 31, 2020, in favor of MUFG Union Bank, N.A.	Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.3	Description of Registrant’s Securities.	Filed as exhibit 4.2.4 to the Company’s Annual Report on Form 10K for the year ended December 31, 2019 (filed February 25, 2020), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.3.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.4	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.4.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.4.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

Number	Description	Method of Filing

10.5	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.6	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

10.7	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.7.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.7.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement	Filed as exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104     Cover Page Interactive Data File (embedded within the inline XBRL document).

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2021		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kim A. Box	Director	February 23, 2021
KIM A. BOX

/s/ Smita Conjeevaram	Director	February 23, 2021
Smita Conjeevaram

/s/ William J. Dawson	Director	February 23, 2021
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 23, 2021
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 23, 2021
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Director	February 23, 2021
BRADLEY M. SHUSTER

/s/ M. Richard Smith	Director	February 23, 2021
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 23, 2021
DENNIS P. STRADFORD

/s/ Ronald H. Zech	Chairman of the Board	February 23, 2021
RONALD H. ZECH