Form 10-Q
period 2021-03-31
MCGRATH RENTCORP
filed 2021-04-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, 24,218,320 shares of Registrant’s Common Stock were outstanding.

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

These forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties that could cause our actual results to differ materially from those projected including: the duration of the COVID-19 pandemic and its economic impact, the extent and length of the shelter-in and other restrictions associated with COVID-19 pandemic.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of March 31, 2021 and the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the three-months ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Jose, California

April 28, 2021

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenues
Rental	$86,087	$89,506
Rental related services	19,669	24,511
Rental operations	105,756	114,017
Sales	14,611	14,366
Other	828	1,070
Total revenues	121,195	129,453
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,255	21,638
Rental related services	14,604	18,263
Other	19,707	19,453
Total direct costs of rental operations	55,566	59,354
Costs of sales	8,548	8,443
Total costs of revenues	64,114	67,797
Gross profit	57,081	61,656
Selling and administrative expenses	33,137	31,954
Income from operations	23,944	29,702
Other expense:
Interest expense	(1,783)	(2,652)
Foreign currency exchange loss	(55)	(436)
Income before provision for income taxes	22,106	26,614
Provision for income taxes	4,708	6,455
Net income	$17,398	$20,159
Earnings per share:
Basic	$0.72	$0.83
Diluted	$0.71	$0.81
Shares used in per share calculation:
Basic	24,153	24,292
Diluted	24,512	24,738
Cash dividends declared per share	$0.435	$0.420

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$17,398	$20,159
Other comprehensive income (loss):
Foreign currency translation adjustment	52	210
Tax benefit (provision)	(14)	(52)
Comprehensive income	$17,436	$20,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2021	2020
Assets
Cash	$2,329	$1,238
Accounts receivable, net of allowance for doubtful accounts of $2,100 in 2021 and 2020	122,208	123,316
Rental equipment, at cost:
Relocatable modular buildings	886,299	882,115
Electronic test equipment	342,105	333,020
Liquid and solid containment tanks and boxes	314,444	315,706
	1,542,848	1,530,841
Less accumulated depreciation	(606,905)	(592,725)
Rental equipment, net	935,943	938,116
Property, plant and equipment, net	135,034	136,210
Prepaid expenses and other assets	41,643	41,549
Intangible assets, net	7,069	7,118
Goodwill	28,197	28,197
Total assets	$1,272,423	$1,275,744
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$208,806	$222,754
Accounts payable and accrued liabilities	112,551	108,334
Deferred income	50,562	45,975
Deferred income taxes, net	212,819	216,077
Total liabilities	584,738	593,140
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,206 shares as of March 31, 2021 and 24,128 shares as of December 31, 2020	104,584	106,289
Retained earnings	583,167	576,419
Accumulated other comprehensive loss	(66)	(104)
Total shareholders’ equity	687,685	682,604
Total liabilities and shareholders’ equity	$1,272,423	$1,275,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	17,398	—	17,398
Share-based compensation	—	1,777	—	—	1,777
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,482)	—	—	(3,482)
Dividends accrued of $0.435 per share	—	—	(10,650)	—	(10,650)
Other comprehensive income	—	—	—	38	38
Balance at March 31, 2021	24,206	$104,584	$583,167	$(66)	$687,685

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	20,159	—	20,159
Share-based compensation	—	1,723	—	—	1,723
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Repurchased common stock	(164)	(725)	(7,127)		(7,852)
Taxes paid related to net share settlement of stock awards	—	(401)	—	—	(401)
Dividends accrued of $0.42 per share	—	—	(10,219)	—	(10,219)
Other comprehensive income	—	—	—	158	158
Balance at March 31, 2020	24,182	$106,957	$530,559	$88	$637,604

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$17,398	$20,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,460	23,862
Provision for doubtful accounts	99	552
Share-based compensation	1,777	1,723
Gain on sale of used rental equipment	(4,794)	(4,788)
Foreign currency exchange loss	55	436
Amortization of debt issuance costs	3	3
Change in:
Accounts receivable	1,009	1,713
Prepaid expenses and other assets	(94)	363
Accounts payable and accrued liabilities	(2,633)	(6,383)
Deferred income	4,587	6,943
Deferred income taxes	(3,258)	1,099
Net cash provided by operating activities	37,609	45,682
Cash Flows from Investing Activities:
Purchases of rental equipment	(17,984)	(35,374)
Purchases of property, plant and equipment	(981)	(3,196)
Proceeds from sales of used rental equipment	10,418	10,356
Net cash used in investing activities	(8,547)	(28,214)
Cash Flows from Financing Activities:
Net repayment under bank lines of credit	(13,931)	(1,890)
Repurchase of common stock	—	(7,852)
Taxes paid related to net share settlement of stock awards	(3,482)	(401)
Payment of dividends	(10,554)	(9,369)
Net cash used in financing activities	(27,967)	(19,512)
Effect of foreign currency exchange rate changes on cash	(4)	44
Net (decrease) increase in cash	1,091	(2,000)
Cash balance, beginning of period	1,238	2,342
Cash balance, end of period	$2,329	$342
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$1,625	$2,859
Net income taxes paid, during the period	$372	$363
Dividends accrued during the period, not yet paid	$9,810	$10,218
Rental equipment acquisitions, not yet paid	$11,095	$6,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three months ended March 31, 2021 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 23, 2021 for the year ended December 31, 2020 (the “2020 Annual Report”).

NOTE 2. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2021, the Company adopted the Financial Accounting Standards Board’s Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removed specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminated the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improved financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $19.1 million and $11.3 million at March 31, 2021 and December 31, 2020, respectively.  Sales revenues totaling $3.0 million were recognized during the three months ended March 31, 2021, which were included in the contract liability balance at December 31, 2020.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.7 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively.

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

In the three months ended March 31, 2021, the Company’s lease revenues were $98.0 million, consisting of $97.6 million of operating lease revenues and $0.4 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the three months ended March 31, 2021 include $0.3 million of sales revenues and $0.1 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended March 31, 2021 and 2020:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended March 31,
2021
Leasing	$57,803	$27,813	$12,339	$—	$97,955
Non-lease:
Rental related services	3,206	608	4,761	—	8,575
Sales	7,620	4,877	608	1,234	14,339
Other	19	305	2	—	326
Total non-lease	10,845	5,790	5,371	1,234	23,240
Total revenues	$68,648	$33,603	$17,710	$1,234	$121,195

2020
Leasing	$59,235	$28,220	$14,780	$—	$102,235
Non-lease:
Rental related services	6,690	719	5,389	—	12,798
Sales	7,256	4,673	498	1,503	13,930
Other	17	451	22	—	490
Total non-lease	13,963	5,843	5,909	1,503	27,218
Total revenues	$73,198	$34,063	$20,689	$1,503	$129,453

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Weighted-average number of shares of common stock for calculating basic earnings per share	24,153	24,292
Effect of potentially dilutive securities from equity-based compensation	359	446
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,512	24,738

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three months ended March 31, 2021 and 2020.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three months ended March 31, 2021 and 2020. As of March 31, 2021, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Number of shares repurchased	—	163,946
Aggregate purchase price	$—	$7,851
Average price per repurchased share	$—	$47.89

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	March 31, 2021	December 31, 2020
Trade name	Indefinite	$5,871	$5,871
Customer relationships	11	10,644	10,644
Non-compete agreements	5	157	157
		16,672	16,672
Less accumulated amortization		(9,603)	(9,554)
		$7,069	$7,118

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.  The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2020, with no indicators of impairment.  In addition, no impairment triggering events occurred during the three months ended March 31, 2021.  Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at March 31, 2021 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $0.2 million for the remainder of fiscal year 2021, and $0.2 million in 2022 through 2026.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2020 A

nnual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the three months ended March 31, 2021 and 2020 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2021
Rental revenues	$46,657	$27,276	$12,154	$ —	$86,087
Rental related services revenues	14,051	740	4,878	—	19,669
Sales and other revenues	7,940	5,587	678	1,234	15,439
Total revenues	68,648	33,603	17,710	1,234	121,195
Depreciation of rental equipment	5,819	11,362	4,074	—	21,255
Gross profit	34,934	14,753	7,043	351	57,081
Selling and administrative expenses	19,237	6,298	6,267	1,335	33,137
Income (loss) from operations	15,697	8,455	776	(984)	23,944
Interest (expense) income allocation	(1,046)	(420)	(431)	114	(1,783)
Income (loss) before provision for income taxes	14,651	7,980	345	(870)	22,106
Rental equipment acquisitions	8,428	16,380	(102)	—	24,706
Accounts receivable, net (period end)	81,378	21,367	13,030	6,433	122,208
Rental equipment, at cost (period end)	886,299	342,105	314,444	—	1,542,848
Rental equipment, net book value (period end)	611,097	159,410	165,436	—	935,943
Utilization (period end) [2]	75.8%	69.2%	43.0%
Average utilization [2]	75.8%	68.1%	40.3%
2020
Rental revenues	$47,410	$27,536	$14,560	$ —	$89,506
Rental related services revenues	18,144	826	5,541	—	24,511
Sales and other revenues	7,644	5,701	588	1,503	15,436
Total revenues	73,198	34,063	20,689	1,503	129,453
Depreciation of rental equipment	5,669	11,832	4,137	—	21,638
Gross profit	36,859	14,757	9,509	531	61,656
Selling and administrative expenses	17,418	6,361	6,824	1,351	31,954
Income (loss) from operations	19,441	8,396	2,685	(820)	29,702
Interest (expense) income allocation	(1,547)	(647)	(661)	203	(2,652)
Income (loss) before provision for income taxes	17,894	7,313	2,024	(617)	26,614
Rental equipment acquisitions	19,135	16,075	205	-	35,415
Accounts receivable, net (period end)	79,220	23,949	15,967	6,698	125,834
Rental equipment, at cost (period end)	883,076	341,841	315,581	—	1,540,498
Rental equipment, net book value (period end)	620,138	174,762	180,809	—	975,709
Utilization (period end) 2	78.3%	63.8%	47.0%
Average utilization 2	78.7%	65.3%	47.8%

1.

Gross Enviroplex sales revenues were $2,090 and $2,778 for the three months ended March 31, 2021 and 2020, respectively. There were $856 and $1,275 inter-segment sales to Mobile Modular in the three months ended March 31, 2021 and 2020, respectively, which required elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2021 and 2020. Revenues from foreign country customers accounted for 5% and 2% of the Company’s total revenues for the same periods, respectively.

NOTE 7. SUBSEQUENT EVENT

On April 1, 2021 the Company completed the purchase of assets of GRS Holding LLC, DBA Kitchens To Go (“Kitchens To Go”) for $18.3 million cash consideration.  Kitchens To Go provides interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.  Kitchens To Go will become part of the Mobile Modular division, providing temporary foodservice facilities nationwide.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021 (the “2020 Annual Report”).  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2020 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 11% of the Company’s total revenues in the three months ended March 31, 2021. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.

In the three months ended March 31, 2021, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 66%, 36%, 2% and negative 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 67%, 27%, 8% and negative 2% for the same period in 2020.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size.  As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools.  Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2020 Annual Report and “Item 1A. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 87% and 88% of consolidated revenues in the three months ended March 31, 2021 and 2020, respectively.  Of the total rental operations revenues for the three months ended March 31, 2021, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 57%, 27% and 16%, respectively, compared to 57%, 25% and 18%, respectively, in the same period of 2020.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2021 and 2020, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 13% and 12% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the three months ended March 31, 2021 and 2020, Mobile Modular and Enviroplex together comprised 59% in both periods, TRS-RenTelco comprised 36% and 37%, respectively, and Adler Tanks comprised 5% and 4%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
Net income	$17,398	$20,159	$99,223	$98,516
Provision for income taxes	4,708	6,455	28,313	32,972
Interest expense	1,783	2,652	7,918	11,875
Depreciation and amortization	23,460	23,862	94,241	92,238
EBITDA	47,349	53,128	229,695	235,601
Share-based compensation	1,777	1,723	5,603	6,223
Adjusted EBITDA [1]	$49,126	$54,851	$235,298	$241,824
Adjusted EBITDA margin [2]	41%	42%	42%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
Adjusted EBITDA [1]	$49,126	$54,851	$235,298	$241,824
Interest paid	(1,625)	(2,859)	(7,816)	(12,506)
Income taxes paid, net of refunds received	(372)	(363)	(34,912)	(17,181)
Gain on sale of used rental equipment	(4,794)	(4,788)	(19,335)	(21,482)
Foreign currency exchange loss (gain)	55	436	(459)	401
Amortization of debt issuance costs	3	3	11	11
Change in certain assets and liabilities:
Accounts receivable, net	1,108	2,265	3,626	(5,658)
Prepaid expenses and other assets	(94)	363	3,350	(1,647)
Accounts payable and other liabilities	(10,385)	(11,169)	4,013	(195)
Deferred income	4,587	6,943	(11,345)	3,603
Net cash provided by operating activities	$37,609	$45,682	$172,431	$187,170

1.         Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation.

2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes and Series D Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31, 2021, the actual ratio was 4.24 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2021, the actual ratio was 0.89 to 1.

At March 31, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

          Acquisition

On April 1, 2021 the Company completed the purchase of assets of GRS Holding LLC, DBA Kitchens to Go (“Kitchens To Go”) for $18.3 million cash consideration. Kitchens To Go provides interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.  Kitchens To Go will become part of the Mobile Modular division, providing temporary foodservice facilities nationwide.

Note Purchase Agreement

On March 17, 2021, the Company issued and sold to Prudential Retirement Insurance and Annuity Company, The Prudential Insurance Company of America and The Prudential Insurance Company of America (collectively, the “Purchasers”) $40 million aggregate principal amount of 2.57% Series D Notes (the "Series D Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series D Notes are an unsecured obligation of the Company. The Notes bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The Company may at any time prepay all or any portion of the Series D Notes; provided that such portion is at least $5,000,000 (and increments of $100,000 in excess thereof). In the event of a prepayment, the Company will pay an amount equal to 100% of the principal amount so prepaid, plus a make-whole amount. The full net proceeds from the Series D Notes was used to pay off the Company’s $40 million Series B Senior Notes.

           Dividends

On February 23, 2021, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.435 per common share for the quarter ended March 31, 2021, an increase of 4% over the prior year’s comparable quarter.

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

While the Company has not seen a significant impact from COVID-19 in the financial results for the quarter ended March 31, 2021 as set forth in the below section discussing the results of operations for the quarter ended March 31, 2021, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended March 31, 2021 Compared to

Three Months Ended March 31, 2020

Overview

Consolidated revenues for the three months ended March 31, 2021 decreased 6% to $121.2 million from $129.5 million in the same period in 2020.  Consolidated net income for the three months ended March 31, 2021 decreased 14% to $17.4 million, from $20.2 million for the same period in 2020.  Earnings per diluted share for the three months ended March 31, 2021 decreased 12% to $0.71 from $0.81 for the same period in 2020.

For the three months ended March 31, 2021, on a consolidated basis:

•

Gross profit decreased $4.6 million, or 7%, to $57.1 million in 2021. Mobile Modular’s gross profit decreased $1.9 million, or 5%, primarily due to lower gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit was comparable at $14.8 million. Adler Tanks’ gross profit decreased $2.5 million, or 26%, primarily due to lower gross profit on rental and rental related services revenues. Enviroplex’s gross profit decreased $0.2 million, primarily due to $0.3 million lower sales revenues in 2021 compared to 2020.

•

Selling and administrative expenses increased $1.2 million, or 4%, to $33.0 million, primarily due to a non-operating legal expense recorded in 2021, partly offset by lower travel, meals and meeting costs.

•

Interest expense decreased 33%, to $1.8 million in 2021, compared to the same period in 2020, due to 25% lower average debt levels of the Company and 10% lower net average interest rates of 3.29% in 2021 compared to 3.66% in 2020.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 66%, 36% and 2%, respectively, compared to 67%, 27% and 8%, respectively, for the comparable 2020 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 4% and negative 2% in 2021 and 2020, respectively.

•

The provision for income taxes resulted in an effective tax rate of 21.3% and 24.3% for the quarters ended March 31, 2021 and 2020, respectively.  The decreased effective tax rate was primarily due to increased excess tax benefits from stock based compensation in 2021.

•	Adjusted EBITDA decreased $5.7 million, or 10%, to $49.1 million in 2021.

Mobile Modular

For the three months ended March 31, 2021, Mobile Modular’s total revenues decreased $4.6 million, or 6%, to $68.6 million compared to the same period in 2020, primarily due to lower rental related services and rental revenues, partly offset by higher sales revenues. The revenue decrease, together with lower gross profit on rental and rental related services revenues, partly offset by lower selling and administrative expenses and higher gross profit on sales revenues, resulted in a 7% decrease in pre-tax income to $16.7 million for the three months ended March 31, 2021, from $17.9 million for the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/21 compared to Three Months Ended 3/31/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$46,657	$47,410	$(753)	(2)%
Rental related services	14,051	18,144	(4,093)	(23)%
Rental operations	60,708	65,554	(4,846)	(7)%
Sales	7,620	7,256	364	5%
Other	320	388	(68)	(18)%
Total revenues	68,648	73,198	(4,550)	(6)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	5,819	5,669	150	3%
Rental related services	10,072	13,350	(3,278)	(25)%
Other	12,875	12,617	258	2%
Total direct costs of rental operations	28,766	31,636	(2,870)	(9)%
Costs of sales	4,948	4,703	245	5%
Total costs of revenues	33,714	36,339	(2,625)	(7)%
Gross Profit
Rental	27,963	29,124	(1,161)	(4)%
Rental related services	3,979	4,794	(815)	(17)%
Rental operations	31,942	33,918	(1,976)	(6)%
Sales	2,672	2,553	119	5%
Other	320	388	(68)	(18)%
Total gross profit	34,934	36,859	(1,925)	(5)%
Selling and administrative expenses	19,237	17,418	1,819	10%
Income from operations	15,697	19,441	(3,744)	(19)%
Interest expense allocation	(1,046)	(1,547)	(501)	(32)%
Pre-tax income	$14,651	$17,894	$(3,243)	(18)%
Other Selected Information
Average rental equipment [1]	$836,893	$815,686	$21,207	3%
Average rental equipment on rent	$634,648	$641,654	$(7,006)	(1)%
Average monthly total yield [2]	1.86%	1.94%		(4)%
Average utilization [3]	75.8%	78.7%		(4)%
Average monthly rental rate [4]	2.45%	2.46%		(0)%
Period end rental equipment [1]	$838,479	$819,229	$19,250	2%
Period end utilization [3]	75.8%	78.3%		(3)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2021 decreased $1.9 million, or 5%, to $34.9 million.  For the three months ended March 31, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.8 million, or 2%, primarily due to 1% lower average rental equipment on rent in 2021.  As a percentage of rental revenues, depreciation was 12% in both 2021 and 2020, and other direct costs were 28% in 2021 and 27% in 2020, which resulted in gross margin percentages of 60% in 2021 and 61% in 2020.  The lower rental revenues and lower rental margins, resulted in gross profit on rental revenues decreasing $1.2 million, or 4%, to $28.0 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $4.1 million, or 23%, compared to 2020.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The decrease in rental related services revenues was primarily attributable to decreased site related services and lower amortization of modular building delivery and return delivery and dismantle revenues.  The lower revenues, partly offset by higher gross margin percentage of 28% in 2021, compared to 26% in 2020, resulted in rental related services gross profit decreasing $0.8 million, or 17%, to $4.0 million in 2021.

•

Gross Profit on Sales – Sales revenues increased $0.4 million, or 5%, compared to 2020, due to higher new equipment sales.  The higher sales revenues, and a comparable gross margin percentage of 35% in 2021and 2020, resulted in gross profit on sales increasing $0.1 million, or 5%, to $2.7 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2021, selling and administrative expenses increased $1.8 million, or 10%, to $19.2 million, primarily due to a non-operating legal expense recorded in 2021.

TRS-RenTelco

For the three months ended March 31, 2021, TRS-RenTelco’s total revenues decreased $0.5 million, or 1%, to $33.6 million compared to the same period in 2020, primarily due to lower rental and rental related services revenues.  Pre-tax income increased $0.7 million, or 9%, to $8.0 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to higher gross profit on sales revenues, lower foreign currency exchange loss and lower interest expense allocation.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/30/21 compared to Three Months Ended 3/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$27,276	$27,536	$(260)	(1)%
Rental related services	740	826	(86)	(10)%
Rental operations	28,016	28,362	(346)	(1)%
Sales	5,149	5,109	40	1%
Other	438	592	(154)	(26)%
Total revenues	33,603	34,063	(460)	(1)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,362	11,832	(470)	(4)%
Rental related services	653	646	7	1%
Other	4,534	4,380	154	4%
Total direct costs of rental operations	16,549	16,858	(309)	(2)%
Costs of sales	2,301	2,448	(147)	(6)%
Total costs of revenues	18,850	19,306	(456)	(2)%
Gross Profit
Rental	11,380	11,324	56	1%
Rental related services	87	180	(93)	(52)%
Rental operations	11,467	11,504	(37)	(0)%
Sales	2,848	2,661	187	7%
Other	438	592	(154)	(26)%
Total gross profit	14,753	14,757	(4)	(0)%
Selling and administrative expenses	6,298	6,361	(63)	(1)%
Income from operations	8,455	8,396	59	1%
Interest expense allocation	(420)	(647)	(227)	(35)%
Foreign currency exchange loss	(55)	(436)	(381)	(87)%
Pre-tax income	$7,980	$7,313	$667	9%
Other Selected Information
Average rental equipment [1]	$334,781	$337,907	$(3,126)	(1)%
Average rental equipment on rent	$227,866	$220,524	$7,342	3%
Average monthly total yield [2]	2.72%	2.72%		—
Average utilization [3]	68.1%	65.3%		4%
Average monthly rental rate [4]	3.99%	4.16%		(4)%
Period end rental equipment [1]	$339,363	$340,836	$(1,473)	(0)%
Period end utilization [3]	69.2%	63.8%		8%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended March 31, 2021 and 2020 was comparable at $14.8 million. For the three months ended March 31, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.3 million, or 1%, and depreciation expense decreased $0.5 million, or 4%, resulting in a 1% increase in gross profit on rental revenues to $11.4 million.  As a percentage of rental revenues, depreciation was 42% in 2021 and 43% in 2020, and other direct costs were 17% in 2021 and 16% in 2020, which resulted in a gross margin percentage of 42% in 2021 compared to 41% in 2020.  The rental revenues decrease was due to 4% lower average monthly rental rates, partly offset by 3% higher average rental equipment on rent in 2021 as compared to 2020.  The lower rental rates were primarily related to business mix, with more general purpose equipment and less communications equipment on rent compared to the prior year.

•

Gross Profit on Sales – Sales revenues were comparable at $5.1 million in both 2021 and 2020 periods.  Gross profit on sales increased $0.2 million, or 7%, to $2.8 million with gross margin percentage of 55% in 2021, compared to 52% in 2020. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2021, selling and administrative expenses decreased $0.1 million, or 1%, to $6.3 million.

Adler Tanks

For the three months ended March 31, 2021, Adler Tanks’ total revenues decreased $3.0 million, or 14%, to $17.7 million compared to the same period in 2020, primarily due to lower rental, rental related services revenues, partly offset by higher sales revenues.  Lower gross profit on rental and rental related services revenues, partly offset by lower selling and administrative expenses and higher gross profit on sales, resulted in a $1.7 million, or 83%, decrease in pre-tax income to $0.3 million for the three months ended March 31, 2021, compared to the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/21 compared to Three Months Ended 3/31/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$12,154	$14,560	$(2,406)	(17)%
Rental related services	4,878	5,541	(663)	(12)%
Rental operations	17,032	20,101	(3,069)	(15)%
Sales	608	498	110	22%
Other	70	90	(20)	(22)%
Total revenues	17,710	20,689	(2,979)	(14)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,074	4,137	(63)	(2)%
Rental related services	3,879	4,267	(388)	(9)%
Other	2,298	2,456	(158)	(6)%
Total direct costs of rental operations	10,251	10,860	(609)	(6)%
Costs of sales	416	320	96	30%
Total costs of revenues	10,667	11,180	(513)	(5)%
Gross Profit
Rental	5,782	7,967	(2,185)	(27)%
Rental related services	999	1,274	(275)	(22)%
Rental operations	6,781	9,241	(2,460)	(27)%
Sales	192	178	14	8%
Other	70	90	(20)	(22)%
Total gross profit	7,043	9,509	(2,466)	(26)%
Selling and administrative expenses	6,267	6,824	(557)	(8)%
Income from operations	776	2,685	(1,909)	(71)%
Interest expense allocation	(431)	(661)	(230)	(35)%
Pre-tax income	$345	$2,024	$(1,679)	(83)%
Other Selected Information
Average rental equipment [1]	$313,873	$314,812	$(939)	(0)%
Average rental equipment on rent	$126,343	$150,404	$(24,061)	(16)%
Average monthly total yield [2]	1.29%	1.54%		(16)%
Average utilization [3]	40.3%	47.8%		(16)%
Average monthly rental rate [4]	3.21%	3.23%		(1)%
Period end rental equipment [1]	$313,434	$314,604	$(1,170)	(0)%
Period end utilization [3]	43.0%	47.0%		(9)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended March 31, 2021 decreased $2.5 million, or 26%, to $7.0 million.  For the three months ended March 31, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues decreased $2.4 million, or 17%, due to 16% lower average rental equipment on rent and 1% lower average monthly rental rates in 2021 compared to 2020. Weaker business activity levels in multiple geographic and market segments resulted in decreased rental revenues compared to 2020.  As a percentage of rental revenues, depreciation was 34% in 2021 and 28% in 2020, and other direct costs were 19% and 17% in 2021 and 2020, respectively, which resulted in gross margin percentages of 48% and 55% in 2021 and 2020, respectively.  The lower rental revenues and lower rental margins resulted in a 27% decrease in gross profit on rental revenues to $5.8 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.7 million, or 12%, to $4.9 million compared to 2020. Lower rental related services revenues and lower gross margin percentage of 21% in 2021, compared to 23% in 2020 resulted in rental related services gross profit decreasing 22% to $1.0 million in 2021.

For the three months ended March 31, 2021, selling and administrative expenses decreased 8% to $6.3 million compared to the same period in 2020, primarily due to decreased travel, meal and meeting costs, and lower corporate allocated expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2021 compared to the same period in 2020 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $37.6 million in 2021, compared to $45.7 million in 2020.  The 18% decrease in net cash provided by operating activities was primarily attributable to lower income from operations, a lower increase in accounts payable and accrued liabilities and deferred income, and a decrease in deferred income taxes.

Cash Flows from Investing Activities:  Net cash used in investing activities was $8.5 million in 2021, compared to $28.2 million in 2020. The $19.7 million decrease was primarily due to $17.4 million lower purchases of rental equipment in 2021 compared to 2020 and $2.2 million lower purchases of property, plant and equipment.

Cash Flows from Financing Activities: Net cash used in financing activities was $28.0 million in 2021, compared to $19.5 million in 2020.  The $8.5 million increase was due to $12.0 million higher net repayment under bank lines of credit, $3.1 million higher taxes paid related to net share settlement of stock awards and $1.2 million higher dividend payments, partly offset by $7.9 million lower repurchase of common stock in 2021.

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

Unsecured Revolving Lines of Credit

On March 31, 2020, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be further increased to $670.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $12.0 million Treasury Sweep Note due March 31, 2025, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the “the Prior NPA”): (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2014 which were repaid March 17, 2021, and (ii) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on March 31, 2025 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2016 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on March 31, 2020.

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

At March 31, 2021, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $108.8 million was outstanding, and had capacity to borrow up to an additional $323.2 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2021, the actual ratio was 4.24 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2021, the actual ratio was 0.89 to 1.

At March 31, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On March 31, 2020, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series B and Series C Notes previously issued pursuant to the Prior NPA, among the Company and the other parties to the Note Purchase Agreement.  The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA.  Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes, which were repaid on March 17, 2021, and (ii) $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes due November 5, 2022, to which the terms of the Note Purchase Agreement shall apply.

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $250 million minus (y) the amount of other notes (such as the Series C Senior Notes and Series D Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement.  Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers.  The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2021, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to Prudential Retirement Insurance and Annuity Company, The Prudential Insurance Company of America and The Prudential Insurance Company of America (collectively, the “Purchasers”) $40 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At March 31, 2021, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes and Series D Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2021, the actual ratio was 4.24 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2021, the actual ratio was 0.89 to 1.

At March 31, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.  Furthermore, the Company believes it has the financial resources to weather any short-term impacts of COVID-19. However, the Company has limited insight into the extent to which its business may be impacted by COVID-19, and there are many uncertainties, including how long and how severely the Company will be impacted. An extended and severe impact may materially and adversely affect the Company’s future operations, financial position and liquidity.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the three months ended March 31, 2021.  There were 163,946 shares of common stock repurchased during the three months ended March 31, 2020 for the aggregate purchase price of $7.9 million or an average price of $47.89 per repurchased share.  As of March 31, 2021, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2020 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2021.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

You should carefully consider the following discussion of various risks and uncertainties.  We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and you may lose all or part of your investment.  The risk factors below are intended to supersede in their entirety the risk factors contained in “Item 1. A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We continue to monitor the ongoing impact of the COVID-19 outbreak around the globe.  This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  Significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19.

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

Previously, we acquired Technology Rentals & Services (“TRS”), an electronic test equipment rental business and Adler Tanks, a liquid and solid containment rental business, and more recently the assets of GRS Holding LLC, DBA Kitchens to Go (“Kitchens To Go”), a provider of interim and permanent modular solutions for foodservice providers that require flexible facilities to continue or expand operations, as well as several smaller acquisitions that were integrated into our current operating segments.  We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans.  We are unable to predict whether or when any prospective acquisition will be completed.  Acquisitions involve numerous risks, including the following:

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

At March 31, 2021, we had $35.3 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series C and Series D Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $1.1 million per year for each 1% increase in the average interest rate we pay based on the $108.8 million balance of variable rate debt outstanding at March 31, 2021.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Some of our competitors in the modular building leasing industry, notably WillScot Corporation, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  WillScot Corporation completed the acquisitions of Modspace in August, 2018 and Mobile Mini in July, 2020.  These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of March 31, 2021, 65% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three months ended March 31, 2021, oil and gas exploration and production accounted for approximately 5% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

There were no shares repurchased in the three months ended March 31, 2021.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2021	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer