Form 10-Q
period 2021-06-30
MCGRATH RENTCORP
filed 2021-08-03
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, 24,245,260 shares of Registrant’s Common Stock were outstanding.

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

These forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties that could cause our actual results to differ materially from those projected including: the duration of the COVID-19 pandemic and its variants and economic impact, the extent and length of the shelter-in and other restrictions associated with COVID-19 pandemic and its variants.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of June 30, 2021 and the related condensed consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three and six-months ended June 30, 2021 and 2020, cash flows for the six-months ended June 30, 2021 and 2020 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Jose, California

August 3, 2021

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Rental	$94,581	$85,629	$180,668	$175,135
Rental related services	22,688	20,475	42,357	44,986
Rental operations	117,269	106,104	223,025	220,121
Sales	28,256	30,669	42,867	45,035
Other	910	900	1,738	1,970
Total revenues	146,435	137,673	267,630	267,126
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,159	21,583	44,414	43,221
Rental related services	17,276	14,894	31,880	33,157
Other	23,278	18,165	42,985	37,618
Total direct costs of rental operations	63,713	54,642	119,279	113,996
Costs of sales	16,855	19,799	25,403	28,242
Total costs of revenues	80,568	74,441	144,682	142,238
Gross profit	65,867	63,232	122,948	124,888
Selling and administrative expenses	36,261	30,540	69,398	62,494
Income from operations	29,606	32,692	53,550	62,394
Other expense:
Interest expense	(2,257)	(2,184)	(4,040)	(4,836)
Foreign currency exchange loss (gain)	(2)	117	(57)	(319)
Income before provision for income taxes	27,347	30,625	49,453	57,239
Provision for income taxes	6,739	8,076	11,447	14,531
Net income	$20,608	$22,549	$38,006	$42,708
Earnings per share:
Basic	$0.85	$0.93	$1.57	$1.76
Diluted	$0.84	$0.92	$1.55	$1.74
Shares used in per share calculation:
Basic	24,229	24,121	24,191	24,207
Diluted	24,494	24,471	24,505	24,612
Cash dividends declared per share	$0.435	$0.420	$0.870	$0.840

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$20,608	$22,549	$38,006	$42,708
Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	(52)	48	158
Tax benefit (provision)	1	15	(13)	(37)
Comprehensive income	$20,605	$22,512	$38,041	$42,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2021	2020
Assets
Cash	$2,412	$1,238
Accounts receivable, net of allowance for doubtful accounts of $2,225 in 2021 and $2,100 in 2020	140,909	123,316
Rental equipment, at cost:
Relocatable modular buildings	1,019,697	882,115
Electronic test equipment	360,720	333,020
Liquid and solid containment tanks and boxes	313,677	315,706
	1,694,094	1,530,841
Less accumulated depreciation	(621,039)	(592,725)
Rental equipment, net	1,073,055	938,116
Property, plant and equipment, net	138,590	136,210
Prepaid expenses and other assets	57,499	41,549
Intangible assets, net	51,169	7,118
Goodwill	132,393	28,197
Total assets	$1,596,027	$1,275,744
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$472,696	$222,754
Accounts payable and accrued liabilities	144,901	108,334
Deferred income	56,964	45,975
Deferred income taxes, net	223,345	216,077
Total liabilities	897,906	593,140
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,245 shares as of June 30, 2021 and 24,128 shares as of December 31, 2020	105,058	106,289
Retained earnings	593,132	576,419
Accumulated other comprehensive loss	(69)	(104)
Total shareholders’ equity	698,121	682,604
Total liabilities and shareholders’ equity	$1,596,027	$1,275,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	17,398	—	17,398
Share-based compensation	—	1,777	—	—	1,777
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,482)	—	—	(3,482)
Dividends accrued of $0.435 per share	—	—	(10,650)	—	(10,650)
Other comprehensive income	—	—	—	38	38
Balance at March 31, 2021	24,206	$104,584	$583,167	$(66)	$687,685
Net income	—	—	20,608	—	20,608
Share-based compensation	—	1,820	—	—	1,820
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,346)	—	—	(1,346)
Dividends accrued of $0.435 per share	—	—	(10,643)	—	(10,643)
Other comprehensive loss	—	—	—	(3)	(3)
Balance at June 30, 2021	24,245	$105,058	$593,132	$(69)	$698,121

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	20,159	—	20,159
Share-based compensation	—	1,723	—	—	1,723
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Repurchased common stock	(164)	(725)	(7,127)		(7,852)
Taxes paid related to net share settlement of stock awards	—	(401)	—	—	(401)
Dividends accrued of $0.42 per share	—	—	(10,219)	—	(10,219)
Other comprehensive income	—	—	—	158	158
Balance at March 31, 2020	24,182	$106,957	$530,559	$88	$637,604
Net income	—	—	22,549	—	22,549
Share-based compensation	—	1,501	—	—	1,501
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Repurchased common stock	(116)	(509)	(5,139)		(5,648)
Taxes paid related to net share settlement of stock awards	—	(1,939)	—	—	(1,939)
Dividends accrued of $0.42 per share	—	—	(10,194)	—	(10,194)
Other comprehensive loss	—	—	—	(37)	(37)
Balance at June 30, 2020	24,085	$106,010	$537,775	$51	$643,836

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$38,006	$42,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,559	47,663
Provision for doubtful accounts	138	833
Share-based compensation	3,597	3,224
Gain on sale of used rental equipment	(11,870)	(9,602)
Foreign currency exchange loss	57	319
Amortization of debt issuance costs	6	5
Change in:
Accounts receivable	(5,494)	1,326
Prepaid expenses and other assets	(9,385)	(1,641)
Accounts payable and accrued liabilities	17,642	6,389
Deferred income	7,458	5,815
Deferred income taxes	7,268	483
Net cash provided by operating activities	97,982	97,522
Cash Flows from Investing Activities:
Purchases of rental equipment	(58,902)	(57,564)
Purchases of property, plant and equipment	(2,272)	(6,893)
Cash paid for acquisition of businesses	(284,341)	—
Proceeds from sales of used rental equipment	24,674	21,921
Net cash used in investing activities	(320,841)	(42,536)
Cash Flows from Financing Activities:
Net borrowing (repayment) under bank lines of credit	189,983	(21,288)
Borrowing under private placement	60,000	—
Repurchase of common stock	—	(13,501)
Taxes paid related to net share settlement of stock awards	(4,828)	(2,340)
Payment of dividends	(21,089)	(19,526)
Net cash provided by (used in) financing activities	224,066	(56,655)
Effect of foreign currency exchange rate changes on cash	(33)	21
Net increase (decrease) in cash	1,174	(1,648)
Cash balance, beginning of period	1,238	2,342
Cash balance, end of period	$2,412	$694
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$3,987	$5,031
Net income taxes paid, during the period	$6,990	$2,153
Dividends accrued during the period, not yet paid	$9,918	$10,255
Rental equipment acquisitions, not yet paid	$8,502	$6,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three and six months ended June 30, 2021 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 23, 2021 for the year ended December 31, 2020 (the “2020 Annual Report”).

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $24.1 million and $11.3 million at June 30, 2021 and December 31, 2020, respectively.  Sales revenues totaling $4.2 million and $7.2 million were recognized during the three and six months ended June 30, 2021, which were included in the contract liability balance at December 31, 2020.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.9 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively.

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

In the three and six months ended June 30, 2021, the Company’s lease revenues were $107.5 million and $205.5 million, respectively, consisting of $106.8 million and $204.4 of operating lease revenues, respectively and $0.7 million and $1.0 million of finance lease revenues, respectively.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the three and six months ended June 30, 2021 include $0.6 million and $0.9 million of sales revenues, respectively, and $0.1 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended June 30, 2021 and 2020:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended June 30,
2021
Leasing	$65,184	$28,717	$13,609	$—	$107,510
Non-lease:
Rental related services	4,584	621	5,713	—	10,918
Sales	14,784	4,108	593	8,122	27,607
Other	20	337	43	—	400
Total non-lease	19,388	5,066	6,349	8,122	38,925
Total revenues	$84,572	$33,783	$19,958	$8,122	$146,435

2020
Leasing	$57,890	$26,837	$13,145	$—	$97,872
Non-lease:
Rental related services	3,533	563	5,256	—	9,352
Sales	15,316	5,336	232	9,199	30,083
Other	23	343	—	—	366
Total non-lease	18,872	6,242	5,488	9,199	39,801
Total revenues	$76,762	$33,079	$18,633	$9,199	$137,673

Six Months Ended June 30,
2021
Leasing	$122,987	$56,530	$25,947	$—	$205,464
Non-lease:
Rental related services	7,790	1,229	10,474	—	19,493
Sales	22,404	8,984	1,201	9,356	41,945
Other	39	643	46	—	728
Total non-lease	30,233	10,856	11,721	9,356	62,166
Total revenues	$153,220	$67,386	$37,668	$9,356	$267,630

2020
Leasing	$117,126	$55,057	$27,926	$—	$200,109
Non-lease:
Rental related services	10,223	1,282	10,645	—	22,150
Sales	22,572	10,008	730	10,702	44,012
Other	39	795	21	—	855
Total non-lease	32,834	12,085	11,396	10,702	67,017
Total revenues	$149,960	$67,142	$39,322	$10,702	$267,126

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Weighted-average number of shares of common stock for calculating basic earnings per share	24,229	24,121	24,191	24,207
Effect of potentially dilutive securities from equity-based compensation	265	350	314	405
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,494	24,471	24,505	24,612

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2021 and 2020.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Number of shares repurchased	—	115,920	—	279,866
Aggregate purchase price	$—	$5,648	$—	$13,500
Average price per repurchased share	$—	$48.72	$—	$48.24

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following, which includes the intangible assets from the Design Space and Kitchens To Go acquisitions that were completed during the three months ended June 30, 2021. These acquisitions are discussed more fully below in Note 7. Acquisitions:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
June 30, 2021
Customer relationships	8 to 11	7.8	$50,244	$(10,459)	$39,785
Non-compete agreements	5	4.7	3,257	(174)	$3,083
Customer backlog	0.5	0.3	1,900	(633)	$1,267
Trade name	8	7.8	1,200	(37)	$1,163
Total amortizing			56,601	(11,303)	45,298
Trade name - non-amortizing	Indefinite		5,871	—	$5,871
Total			$62,472	$(11,303)	$51,169

December 31, 2020
Customer relationships	11	6.8	$10,644	$(9,510)	$1,134
Non-compete agreements	5	3.6	157	(44)	$113
Total amortizing			10,801	(9,554)	1,247
Trade name - non-amortizing	Indefinite		5,871	—	$5,871
Total			$16,672	$(9,554)	$7,118

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.  The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2020, with no indicators of impairment.  In addition, no impairment triggering events occurred during the six months ended June 30, 2021.  Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at June 30, 2021 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $4.2 million for the remainder of fiscal year 2021, $5.9 million in 2022 through 2024, $5.8 million in 2025 and $5.4 million in 2026.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1

– Summary of Significant Accounting Policies” in the Company’s 2020 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2021 and 2020 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2021
Rental revenues	$99,895	$55,136	$25,637	$—	$180,668
Rental related services revenues	30,258	1,450	10,649	—	42,357
Sales and other revenues	23,067	10,800	1,382	9,356	44,605
Total revenues	153,220	67,386	37,668	9,356	267,630
Depreciation of rental equipment	12,893	23,278	8,243	—	44,414
Gross profit	75,693	29,365	15,019	2,871	122,948
Selling and administrative expenses	41,839	12,371	12,520	2,668	69,398
Income from operations	33,854	16,994	2,499	203	53,550
Interest (expense) income allocation	(2,426)	(920)	(922)	228	(4,040)
Income before provision for income taxes	31,428	16,017	1,577	431	49,453
Rental equipment acquisitions	148,252	42,421	74	—	190,747
Accounts receivable, net (period end)	96,976	22,678	13,545	7,710	140,909
Rental equipment, at cost (period end)	1,019,697	360,720	313,677	—	1,694,094
Rental equipment, net book value (period end)	739,916	172,035	161,104	—	1,073,055
Utilization (period end) [2]	76.3%	66.9%	45.8%
Average utilization [2]	75.7%	67.7%	42.1%
2020
Rental revenues	$94,038	$53,548	$27,549	$—	$175,135
Rental related services revenues	32,607	1,496	10,883	—	44,986
Sales and other revenues	23,315	12,098	890	10,702	47,005
Total revenues	149,960	67,142	39,322	10,702	267,126
Depreciation of rental equipment	11,406	23,582	8,233	—	43,221
Gross profit	74,301	28,958	17,576	4,053	124,888
Selling and administrative expenses	34,275	12,236	13,177	2,806	62,494
Income from operations	40,026	16,722	4,399	1,247	62,394
Interest (expense) income allocation	(2,826)	(1,147)	(1,179)	316	(4,836)
Income before provision for income taxes	37,200	15,256	3,220	1,563	57,239
Rental equipment acquisitions	33,650	22,661	1,410	—	57,721
Accounts receivable, net (period end)	82,110	22,211	13,976	7,643	125,940
Rental equipment, at cost (period end)	892,339	337,987	316,497	—	1,546,823
Rental equipment, net book value (period end)	624,971	166,996	177,714	—	969,681
Utilization (period end) 2	76.8%	65.7%	43.1%
Average utilization 2	78.2%	64.7%	45.9%

1.

Gross Enviroplex sales revenues were 10,211 and $11,979 for the six months ended June 30, 2021 and 2020, respectively. There were $855 and $1,277 inter-segment sales to Mobile Modular in the six months ended June 30, 2021 and 2020, respectively, which required elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2021 and 2020. Revenues from foreign country customers accounted for 5% and 2% of the Company’s total revenues for the same periods, respectively.
NOTE 7. ACQUISITIONS

On May 17, 2021, the Company completed the purchase of substantially all of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $266.0 million in cash consideration on the closing date and $0.5 million remaining liability to the seller.  Design Space provides modular buildings and portable storage containers rental and sale solutions to customers in the West and Pacific Northwest states in the U.S. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification (ASC) 805 – “Business Combinations” using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The financial results of Design Space were a part of the Mobile Modular segment since May 17, 2021, including $0.6 million of transaction costs.

On April 1, 2021 the Company completed the purchase of assets of GRS Holding LLC, DBA Kitchens To Go (“Kitchens To Go”) for $18.3 million cash consideration.  Kitchens To Go provides interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.  The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805 using the purchase method of accounting.  The financial results of Kitchens To Go were a part of the Mobile Modular segment since April 1, 2021, including $0.3 million of transaction costs.

The following tables summarize the preliminary purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Design Space and Kitchens To Go acquisitions, with excess amounts allocated to goodwill.  The estimated fair values of the assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed.  The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

Design Space:

(dollar amounts in thousands)
Rental equipment	$116,272
Intangible assets:
Goodwill	101,874
Customer relationships	37,900
Non-compete	2,500
Customer backlog	1,600
Accounts receivable, net of allowance for doubtful accounts of $125	12,025
Property, plant and equipment	4,139
Prepaid expenses and other assets	5,366
Accounts payable and accrued liabilities	(12,359)
Deferred income	(2,784)
Total purchase price	$266,533

Kitchens To Go:

(dollar amounts in thousands)
Rental equipment	$12,853
Intangible assets:
Goodwill	2,322
Customer relationships	1,700
Trade name	1,200
Non-compete	600
Customer backlog	300
Accounts receivable	212
Property, plant and equipment	365
Prepaid expenses and other assets	1,199
Accounts payable and accrued liabilities	(1,659)
Deferred income	(747)
Total purchase price	$18,345

The primary areas of the preliminary purchase price allocations that have not been finalized relate to the finalization of working capital and the valuation of rental equipment, intangible assets and any identified deferred tax liabilities.  Upon completion of the fair value assessment, the ultimate amounts of recorded intangible assets could differ from the preliminary allocation disclosed above.  Any change in working capital will reduce or increase the cash consideration.  Any changes to preliminary estimates of the fair value of rental equipment and intangible assets will result in adjustments to goodwill during the measurement period, with subsequent changes in estimates recorded in the statement of operations.

The preliminary value assigned to identifiable intangible assets have been determined based on discounted estimated future cash flows associated with such assets to their present value.  The combined acquired goodwill of $104,196 reflects the strategic fit of Design Space and Kitchens to Go with the Company’s modular business operations.  The Company will amortize the acquired customer relationships, tradename, non-compete and customer backlog over their expected useful lives of 8 years, 8 years, 5 years and 6 months, respectively.  Goodwill is expected to have an indefinite life and will be subject to future impairment testing.  The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of operations of the Company, Design Space and Kitchens To Go as if the acquisitions occurred as of the beginning of the periods presented.  The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions and the net tax benefit of the above adjustments calculated at the combined federal and state tax rate of 27.5%. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 27.5% on the acquisitions’ combined net income. The pro forma results for the six months ended June 30, 2020 have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisition taken place in the periods noted below:

	Six months ended June 30,
(dollar amounts in thousands, except for per share amounts)	2021	2020
Pro-forma total revenues	$298,663	$312,059
Pro-forma net income	$41,436	$45,618
Pro-forma basic earnings per share	$1.71	$1.88
Pro-forma diluted earnings per share	$1.69	$1.86

Design Space and Kitchens To Go
Actual total revenues	$5,473
Actual net loss	$(427)
Actual basic loss per share	$(0.02)
Actual diluted loss per share	$(0.02)

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

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, there is continued uncertainty as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuing evolution of the COVID-19 pandemic, its variants and the global responses to curb its spread, the Company is not able to fully estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. The following discussions are subject to the future effects of the COVID-19 pandemic and its variants.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 11% of the Company’s total revenues in the six months ended June 30, 2021. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.   Kitchens To Go was acquired on April 1, 2021, with its results included in the Mobile Modular segment since that date.

In the six months ended June 30, 2021, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 64%, 32%, 3% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 65%, 27%, 6% and 2% for the same period in 2020.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage, Kitchens To Go and Enviroplex) are derived from rentals and sales to education and commercial customers, with a majority of revenues generated by education customers.  Modular revenues are primarily affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size.  As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 83% and 82% of consolidated revenues in the six months ended June 30, 2021 and 2020, respectively.  Of the total rental operations revenues for the six months ended June 30, 2021, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 59%, 25% and 16%, respectively, compared to 58%, 25% and 17%, respectively, in the same period of 2020.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2021 and 2020, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 17% and 18% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the six months ended June 30, 2021 and 2020, Mobile Modular and Enviroplex together comprised 73% and 72%, respectively, TRS-RenTelco comprised 24% and 26%, respectively, and Adler Tanks comprised 3% and 2%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Net income	$20,608	$22,549	$38,006	$42,708	$97,282	$101,577
Provision for income taxes	6,739	8,076	11,447	14,531	26,976	34,571
Interest expense	2,257	2,184	4,040	4,836	7,991	10,921
Depreciation and amortization	27,099	23,801	50,559	47,663	97,539	94,052
EBITDA	56,703	56,610	104,052	109,738	229,788	241,121
Share-based compensation	1,820	1,501	3,597	3,224	5,922	6,370
Adjusted EBITDA [1]	$58,523	$58,111	$107,649	$112,962	$235,710	$247,491
Adjusted EBITDA margin [2]	40%	42%	40%	42%	41%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Adjusted EBITDA [1]	$58,523	$58,111	$107,649	$112,962	$235,710	$247,491
Interest paid	(2,362)	(2,172)	(3,987)	(5,031)	(8,006)	(11,296)
Income taxes paid, net of refunds received	(6,618)	(1,790)	(6,990)	(2,153)	(39,740)	(13,508)
Gain on sale of used rental equipment	(7,076)	(4,814)	(11,870)	(9,602)	(21,597)	(21,743)
Foreign currency exchange loss (gain)	2	(117)	57	319	(340)	321
Amortization of debt issuance costs	3	2	6	5	12	11
Change in certain assets and liabilities:
Accounts receivable, net	(6,464)	(106)	(5,356)	2,159	(2,732)	(4,149)
Prepaid expenses and other assets	(9,291)	(2,004)	(9,385)	(1,641)	(3,937)	6,075
Accounts payable and other liabilities	30,785	5,858	20,400	(5,311)	28,940	(3,717)
Deferred income	2,871	(1,128)	7,458	5,815	(7,346)	(5,956)
Net cash provided by operating activities	$60,373	$51,840	$97,982	$97,522	$180,964	$193,529

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2021, the actual ratio was 4.23 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2021, the actual ratio was 2.01 to 1.

At June 30, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

           Dividends

On June 9, 2021, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.435 per common share for the quarter ended June 30, 2021, an increase of 4% over the prior year’s comparable quarter.

Acquisitions

On May 17, 2021, the Company completed the purchase of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $266.0 million in cash consideration and $0.5 million liability to the seller.  Design Space provides modular buildings and portable storage container rental and sale solutions to customers in the West and Pacific Northwest states in the U.S. Design Space became part of the Mobile Modular reporting segment.

On April 1, 2021 the Company completed the purchase of assets of GRS Holding LLC, DBA Kitchens to Go (“Kitchens To Go”) for $18.3 million cash consideration. Kitchens To Go provides interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.  Kitchens To Go became part of the Mobile Modular division.

Note Purchase Agreement

On June 16, 2021, the Company issued and sold to Prudential Retirement Insurance and Annuity Company, The Prudential Insurance Company of America and The Prudential Insurance Company of America (collectively, the “Purchasers”) $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Notes are an unsecured obligation of the Company. The Notes bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The Company may at any time prepay all or any portion of the Series D Notes; provided that such portion is at least $5,000,000 (and increments of $100,000 in excess thereof). In the event of a prepayment, the Company will pay an amount equal to 100% of the principal amount so prepaid, plus a make-whole amount. The full net proceeds from the Series E Notes was used to pay down the Company’s credit facility.

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

As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic and its variants.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, the Company has taken a number of precautionary measures to manage its resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic.  The Company will continue to assess its capital expenditure needs against its cash availability during the crisis to make the most strategic decisions for its business.  Furthermore, the Company believes that its recently renewed $420 million credit facility, coupled with its ability to access additional capital through the issuance of additional senior notes, will strengthen the Company’s liquidity position and serve to mitigate some of the operational risk related to decreased customer demand for new rental orders and sales resulting from the COVID-19 pandemic.

While the Company has not seen a significant impact from COVID-19 in the financial results for the three and six months ended June 30, 2021 as set forth in the below section discussing the results of operations for the quarter ended June 30, 2021, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended June 30, 2021 Compared to

Three Months Ended June 30, 2020

Overview

Consolidated revenues for the three months ended June 30, 2021 increased 6% to $146.4 million from $137.7 million in the same period in 2020.  Consolidated net income for the three months ended June 30, 2021 decreased 9% to $20.6 million, from $22.5 million for the same period in 2020.  Earnings per diluted share for the three months ended June 30, 2021 decreased 9% to $0.84 from $0.92 for the same period in 2020.

For the three months ended June 30, 2021, on a consolidated basis:

•

Gross profit increased $2.6 million, or 4%, to $65.9 million in 2021.  Mobile Modular’s gross profit increased $3.3 million, or 9%, primarily due to higher gross profit on rental and sales revenues.  TRS-RenTelco’s gross profit increased $0.4 million, or 3%, primarily due to higher gross profit on rental and sales revenues, partly offset by lower gross profit on rental related services revenues.  Adler Tanks’ gross profit decreased $0.1 million, or 1%, primarily due to lower gross profit on rental related services and rental revenues, partly offset by higher gross profit on sales revenues.  Enviroplex’s gross profit decreased $1.0, or 28%, primarily due to $1.0 million lower sales revenues in 2021 and lower gross margins of 31.0% compared to 38.3% in 2020.

•

Selling and administrative expenses increased $5.7 million, or 19%, to $36.3 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $3.0 million, primarily due to the addition of Design Space and Kitchens To Go employees, $1.7 million higher amortization of intangible assets from the Design Space and Kitchens To Go acquisitions and $0.9 of acquisition related transaction costs.

•

Interest expense increased 3%, to $2.3 million in 2021 compared to the same period in 2020, due to 24% higher average debt levels of the Company partly offset by 17% lower net average interest rates of 2.52% in 2021 compared to 3.02% in 2020.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 61%, 29% and 5%, respectively, compared to 63%, 26% and 4%, respectively, for the comparable 2020 period.  These results are discussed on a segment basis below.  Enviroplex pre-tax income contribution was 5% and 7% in 2021 and 2020, respectively.

•	The provision for income taxes resulted in an effective tax rate of 24.6% and 26.4% for the quarters ended June 30, 2021 and 2020, respectively.
•	Adjusted EBITDA increased $0.4 million, or 1%, to $58.5 million in 2021.

Mobile Modular

For the three months ended June, 2021, Mobile Modular’s total revenues increased $7.8 million, or 10%, to $84.6 million compared to the same period in 2020, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. Higher selling and administrative expenses, partly offset by higher gross profit on rental, rental related services and sales revenues, resulted in a 13% decrease in pre-tax income to $16.8 million for the three months ended June 30, 2021, from $19.3 million for the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/21 compared to Three Months Ended 6/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$53,238	$46,628	$6,610	14%
Rental related services	16,207	14,463	1,744	12%
Rental operations	69,445	61,091	8,354	14%
Sales	14,784	15,316	(532)	(3)%
Other	343	355	(12)	(3)%
Total revenues	84,572	76,762	7,810	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,074	5,737	1,337	23%
Rental related services	11,804	10,362	1,442	14%
Other	15,901	12,376	3,525	28%
Total direct costs of rental operations	34,779	28,475	6,304	22%
Costs of sales	9,034	10,845	(1,811)	(17)%
Total costs of revenues	43,813	39,320	4,493	11%
Gross Profit
Rental	30,264	28,514	1,750	6%
Rental related services	4,401	4,101	300	7%
Rental operations	34,665	32,615	2,050	6%
Sales	5,751	4,471	1,280	29%
Other	343	356	(13)	(4)%
Total gross profit	40,759	37,442	3,317	9%
Selling and administrative expenses	22,602	16,857	5,745	34%
Income from operations	18,157	20,585	(2,428)	(12)%
Interest expense allocation	(1,380)	(1,279)	(101)	8%
Pre-tax income	$16,777	$19,306	$(2,529)	(13)%
Other Selected Information
Average rental equipment [1]	$906,653	$822,743	$83,910	10%
Average rental equipment on rent	$684,789	$639,218	$45,571	7%
Average monthly total yield [2]	1.96%	1.89%		4%
Average utilization [3]	75.5%	77.7%		(3)%
Average monthly rental rate [4]	2.59%	2.43%		7%
Period end rental equipment [1]	$969,852	$825,093	$144,759	18%
Period end utilization [3]	76.3%	76.8%		(1)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2021 increased $3.3 million, or 9%, to $40.8 million.  For the three months ended June 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $6.6 million, or 14%, primarily due to 7% higher average rental equipment on rent and 7% higher average monthly rental rate in 2021, with over half of the increase due to revenues earned during the quarter from new Design Space and Kitchens To Go customers.  As a percentage of rental revenues, depreciation was 13% in 2021 and 12% in 2020, and other direct costs were 30% in 2021 and 27% in 2020, which resulted in gross margin percentages of 57% in 2021 compared to 61% in 2020.  The higher rental revenues and lower rental margins, resulted in gross profit on rental revenues increasing $1.8 million, or 6%, to $30.3 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.7 million, or 12%, compared to 2020.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to increased delivery and return delivery revenues at Portable Storage and higher amortization of modular building delivery and return delivery and dismantle revenues.  The higher revenues, partly offset by lower gross margin percentage of 27% in 2021, compared to 28% in 2020, resulted in rental related services gross profit increasing $0.3 million, or 7%, to $4.4 million in 2021.

•

Gross Profit on Sales – Sales revenues decreased $0.5 million, or 3%, compared to 2020, due to lower new equipment sales.  The higher gross margin percentage of 39% in 2021 compared to 29% in 2020, and lower sales revenue resulted in gross profit on sales increasing $1.3 million, or 29%, to $5.8 million.  The higher gross margin on sales was primarily due to a higher mix of used sales with higher gross margins, compared to sales of new equipment.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2021, selling and administrative expenses increased $5.7 million, or 34%, to $22.6 million, primarily due to increased employee salaries and benefit costs totaling $2.0 million, primarily due to the addition of Design Space and Kitchens To Go employees during the quarter, $1.7 million higher amortization of intangible assets due to the Design Space and Kitchens To Go acquisitions and $0.9 million acquisition related transaction costs in 2021.

TRS-RenTelco

For the three months ended June 30, 2021, TRS-RenTelco’s total revenues increased $0.7 million, or 2%, to $33.8 million compared to the same period in 2020, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues.  Pre-tax income increased $0.1 million, or 1%, to $8.0 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales revenues and higher selling and administrative expenses.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/21 compared to Three Months Ended 6/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$27,860	$26,012	$1,848	7%
Rental related services	710	670	40	6%
Rental operations	28,570	26,682	1,888	7%
Sales	4,757	5,922	(1,165)	(20)%
Other	456	475	(19)	(4)%
Total revenues	33,783	33,079	704	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,916	11,750	166	1%
Rental related services	745	517	228	44%
Other	4,718	3,562	1,156	32%
Total direct costs of rental operations	17,379	15,829	1,550	10%
Costs of sales	1,792	3,049	(1,257)	(41)%
Total costs of revenues	19,171	18,878	293	2%
Gross Profit
Rental	11,225	10,700	525	5%
Rental related services	(33)	153	(186)	(122)%
Rental operations	11,192	10,853	339	3%
Sales	2,964	2,873	91	3%
Other	456	475	(19)	(4)%
Total gross profit	14,612	14,201	411	3%
Selling and administrative expenses	6,073	5,875	198	3%
Income from operations	8,539	8,326	213	3%
Interest expense allocation	(500)	(500)	—	—
Foreign currency exchange (loss) gain	(2)	117	(119)	nm
Pre-tax income	$8,037	$7,943	$94	1%
Other Selected Information
Average rental equipment [1]	$349,480	$338,919	$10,561	3%
Average rental equipment on rent	$236,503	$216,583	$19,920	9%
Average monthly total yield [2]	2.66%	2.56%		4%
Average utilization [3]	67.7%	63.9%		6%
Average monthly rental rate [4]	3.93%	4.00%		(2)%
Period end rental equipment [1]	$358,611	$337,227	$21,384	6%
Period end utilization [3]	66.9%	65.7%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the three months ended June 30, 2021 increased $0.4 million, or 3%, to $14.6 million. For the three months ended June 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.8 million, or 7%, depreciation expense increased $0.2 million, or 1%, and other direct costs increased $1.2 million or 32%, resulting in a 5% increase in gross profit on rental revenues to $11.2 million.  As a percentage of rental revenues, depreciation was 43% in 2021 and 45% in 2020, and other direct costs were 17% in 2021 and 14% in 2020, which resulted in a gross margin percentage of 40% in 2021 compared to 41% in 2020.  The rental revenues increase was due to 9% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates in 2021 as compared to 2020.  The lower rental rates were primarily related to business mix, with more general purpose equipment on rent compared to the prior year.

•

Gross Profit on Sales – Sales revenues decreased $1.2 million, or 20%, to $4.8 million in 2021.  Gross profit on sales increased $0.1 million, or 3%, to $3.0 million with gross margin percentage of 62% in 2021, compared to 49% in 2020. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2021, selling and administrative expenses increased $0.2 million, or 3%, to $6.1 million.

Adler Tanks

For the three months ended June 30, 2021, Adler Tanks’ total revenues increased $1.3 million, or 7%, to $20.0 million compared to the same period in 2020, due to higher rental, rental related services and sales revenues.  Higher gross profit on sales revenues and lower selling and administrative expenses, partly offset by lower gross profit on rental related services revenues, resulted in a 3% increase in pre-tax income to $1.2 million for the three months ended June 30, 2021, compared to the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/21 compared to Three Months Ended 6/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$13,483	$12,989	$494	4%
Rental related services	5,771	5,342	429	8%
Rental operations	19,254	18,331	923	5%
Sales	593	232	361	156%
Other	111	70	41	59%
Total revenues	19,958	18,633	1,325	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,169	4,096	73	2%
Rental related services	4,727	4,015	712	18%
Other	2,659	2,227	432	19%
Total direct costs of rental operations	11,555	10,338	1,217	12%
Costs of sales	427	228	199	87%
Total costs of revenues	11,982	10,566	1,416	13%
Gross Profit
Rental	6,655	6,666	(11)	(0)%
Rental related services	1,044	1,327	(283)	(21)%
Rental operations	7,699	7,993	(294)	(4)%
Sales	166	4	162	nm
Other	111	70	41	59%
Total gross profit	7,976	8,067	(91)	(1)%
Selling and administrative expenses	6,253	6,353	(100)	(2)%
Income from operations	1,723	1,714	9	1%
Interest expense allocation	(491)	(518)	(27)	(5)%
Pre-tax income	$1,232	$1,196	$36	3%
Other Selected Information
Average rental equipment [1]	$313,108	$314,780	$(1,672)	(1)%
Average rental equipment on rent	$137,615	$139,464	$(1,849)	(1)%
Average monthly total yield [2]	1.44%	1.38%		4%
Average utilization [3]	44.0%	44.3%		(1)%
Average monthly rental rate [4]	3.27%	3.10%		5%
Period end rental equipment [1]	$312,713	$314,905	$(2,192)	(1)%
Period end utilization [3]	45.8%	43.1%		6%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the three months ended June 30, 2021 decreased $0.1 million, or 1%, to $8.0 million.  For the three months ended June 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $0.5 million, or 4%, primarily due to 5% higher average monthly rental rates in 2021 compared to 2020. As a percentage of rental revenues, depreciation was 31% in 2021 and 32% in 2020, and other direct costs were 20% and 17% in 2021 and 2020, respectively, which resulted in gross margin percentages of 49% and 51% in 2021 and 2020, respectively.  The higher rental revenues and lower rental margins resulted in a comparable gross profit on rental revenues of $6.7 million in 2021 and 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 8%, to $5.8 million compared to 2020 with lower gross margin percentage of 18% in 2021 compared to 25% in 2020 resulted in rental related services gross profit decreasing $0.3 million to $1.0 million in 2021.

For the three months ended June 30, 2021, selling and administrative expenses decreased 2% to $6.3 million compared to the same period in 2020.

Six Months Ended June 30, 2021 Compared to

Six Months Ended June 30, 2020

Overview

Consolidated revenues for the six months ended June 30, 2021 increased to $267.6 million from $267.1 million for the same period in 2020.  Consolidated net income for the six months ended June 30, 2021 decreased 11% to $38.0 million, from $42.7 million for the same period in 2020.  Earnings per diluted share for the six months ended June 30, 2021 decreased 11% to $1.55 from $1.74 for the same period in 2020.

For the six months ended June 30, 2021, on a consolidated basis:

•

Gross profit decreased $1.9 million, or 2%, to $122.9 million in 2021.  Mobile Modular’s gross profit increased $1.4 million, or 2%, primarily due to higher gross profit on sales and rental revenues, partly offset by lower gross profits on rental related services revenues.  TRS-RenTelco’s gross profit increased $0.4 million, or 1%, primarily due to higher gross profit on rental and sales services revenues, partly offset by lower gross profit on rental related services revenues.  Adler Tanks’ gross profit decreased $2.6 million, or 15%, primarily due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profits on sales revenues.  Enviroplex’s gross profit decreased $1.1 million, primarily due to $1.3 million lower sales revenues of $9.4 million in 2021.

•

Selling and administrative expenses increased 11% to $69.4 million from $62.5 million for the same period in 2020, primarily due to increased employee salaries and employee benefit costs of $3.4 million, primarily due to the addition of Design Space and Kitchens To Go employees, $1.7 million higher amortization of intangible assets from the Design Space and Kitchens to Go acquisitions and $0.9 million of acquisition related transaction costs.

•	Interest expense decreased 16% to $4.0 million, due to 16% lower net average interest rates of 2.81% in 2021 compared to 3.34% in 2020, and 1% lower debt levels of the Company.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 64%, 32% and 3%, respectively, compared to 65%, 27% and 6%, respectively, for the comparable 2020 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 1% in 2021, compared to 3% in 2020.

•	The provision for income taxes resulted in an effective tax rate of 23.1% and 25.4% for the six months ended June 30, 2021 and 2020, respectively
•	Adjusted EBITDA decreased $5.3 million, or 5%, to $107.6 million in 2021.

Mobile Modular

For the six months ended June 30, 2021, Mobile Modular’s total revenues increased $3.3 million, or 2%, to $153.2 million compared to the same period in 2020, primarily due to higher rental revenues, partly offset by lower rental related services and sales revenues.  The revenue increase, together with higher gross profit on sales and rental revenues, offset by higher selling and administrative expenses and lower gross profit on rental related services revenues, resulted in a 16% decrease in pre-tax income to $31.4 million for the six months ended June 30, 2021, from $37.2 million for the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Six Months Ended 6/30/21 compared to Six Months Ended 6/30/20 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$99,895	$94,038	$5,857	6%
Rental related services	30,258	32,607	(2,349)	(7)%
Rental operations	130,153	126,645	3,508	3%
Sales	22,404	22,572	(168)	(1)%
Other	663	743	(80)	(11)%
Total revenues	153,220	149,960	3,260	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,893	11,406	1,487	13%
Rental related services	21,876	23,712	(1,836)	(8)%
Other	28,776	24,993	3,783	15%
Total direct costs of rental operations	63,545	60,111	3,434	6%
Costs of sales	13,982	15,548	(1,566)	(10)%
Total costs of revenues	77,527	75,659	1,868	2%
Gross Profit
Rental	58,227	57,638	589	1%
Rental related services	8,380	8,895	(515)	(6)%
Rental operations	66,607	66,533	74	0%
Sales	8,423	7,024	1,399	20%
Other	663	744	(81)	(11)%
Total gross profit	75,693	74,301	1,392	2%
Selling and administrative expenses	41,839	34,275	7,564	22%
Income from operations	33,854	40,026	(6,172)	(15)%
Interest expense allocation	(2,426)	(2,826)	(400)	(14)%
Pre-tax income	$31,428	$37,200	$(5,772)	(16)%
Other Selected Information
Average rental equipment [1]	$876,529	$819,212	$57,317	7%
Average rental equipment on rent	$663,122	$640,272	$22,850	4%
Average monthly total yield [2]	1.90%	1.90%		—
Average utilization [3]	75.7%	78.2%		(3)%
Average monthly rental rate [4]	2.44%	2.45%		(0)%
Period end rental equipment [1]	$969,852	$825,093	$144,759	18%
Period end utilization [3]	76.3%	76.8%		(1)%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2021 increased $1.4 million, or 2%, to $75.7 million.  For the six months ended June 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $5.9 million, or 6%, primarily due to 4% higher average rental equipment on rent in 2021, the rental revenue increase was due in part to the Design Space and Kitchens To Go, acquisitions.  As a percentage of rental revenues, depreciation was 13% and 12% in 2021 and 2020, respectively and other direct costs were 29% in 2021 and 27% in 2020, which resulted in gross margin percentages of 58% in 2021 and 61% in 2020.  The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $0.6 million, or 1%, to $58.2 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $2.3 million, or 7%, compared to 2020.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The decrease in rental related services revenues was primarily attributable to decreased site related services, partly offset by increased delivery and return delivery revenues at Portable Storage.  The lower revenues, partly offset by higher gross margin percentage of 28% in 2021, compared to 27% in 2020, resulted in rental related services gross profit decreasing $0.6 million, or 6%, to $8.4 million in 2021.

•

Gross Profit on Sales – Sales revenues decreased $0.2 million, or 1%, compared to 2020, due to lower new equipment sales, partly offset by higher sales of used equipment.  The higher gross margin percentage of 38% in 2021 compared to 31% in 2020, due to a higher mix of used equipment sales and lower sales revenues, resulted in gross profit on sales increasing $1.4 million, or 20%, to $8.4 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2021, selling and administrative expenses increased $7.6 million, or 22%, to $41.8 million, primarily due to increased employee salaries and benefit costs of $2.2 million, primarily due to the addition of Design Space and Kitchens To Go employees, a $2.1 million non-operating legal expense recorded in 2021, $1.7 million higher amortization of intangible assets due to the Design Space and Kitchens To Go acquisitions and $0.9 of million acquisition related transaction costs in 2021.

TRS-RenTelco

For the six months ended June 30, 2021, TRS-RenTelco’s total revenues increased $0.2 million, to $67.4 million compared to the same period in 2020, primarily due to higher rental revenues, partly offset by lower sales revenues.  Pre-tax income increased $0.8 million, or 5%, to $16.0 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to higher gross profit on rental and sales revenues, lower foreign currency exchange loss and lower interest expense allocation.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Six Months Ended 6/30/21 compared to Six Months Ended 6/30/20 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$55,136	$53,548	$1,588	3%
Rental related services	1,450	1,496	(46)	(3)%
Rental operations	56,586	55,044	1,542	3%
Sales	9,906	11,031	(1,125)	(10)%
Other	894	1,067	(173)	(16)%
Total revenues	67,386	67,142	244	0%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,278	23,582	(304)	(1)%
Rental related services	1,398	1,163	235	20%
Other	9,252	7,942	1,310	16%
Total direct costs of rental operations	33,928	32,687	1,241	4%
Costs of sales	4,093	5,497	(1,404)	(26)%
Total costs of revenues	38,021	38,184	(163)	(0)%
Gross Profit
Rental	22,605	22,024	581	3%
Rental related services	54	333	(279)	(84)%
Rental operations	22,659	22,357	302	1%
Sales	5,812	5,534	278	5%
Other	894	1,067	(173)	(16)%
Total gross profit	29,365	28,958	407	1%
Selling and administrative expenses	12,371	12,236	135	1%
Income from operations	16,994	16,722	272	2%
Interest expense allocation	(920)	(1,147)	(227)	(20)%
Foreign currency exchange loss	(57)	(319)	(262)	(82)%
Pre-tax income	$16,017	$15,256	$761	5%
Other Selected Information
Average rental equipment [1]	$342,526	$338,066	$4,460	1%
Average rental equipment on rent	$231,792	$218,714	$13,078	6%
Average monthly total yield [2]	2.68%	2.64%		2%
Average utilization [3]	67.7%	64.7%		5%
Average monthly rental rate [4]	3.96%	4.08%		(3)%
Period end rental equipment [1]	$358,611	$337,227	$21,384	6%
Period end utilization [3]	66.9%	65.7%		2%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the six months ended June 30, 2021 increased $0.4 million, or 1%, to $29.4 million.  For the six months ended June 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.6 million, or 3%, and depreciation expense decreased $0.3 million, or 1%, resulting in a 3% increase in gross profit on rental revenues to $22.6 million.  As a percentage of rental revenues, depreciation was 42% in 2021 and 44% in 2020, and other direct costs were 17% in 2021 and 15% in 2020, which resulted in a gross margin percentage of 41% in 2021 and 2020.  The rental revenues increase was due to 6% higher average rental equipment on rent, partly offset by 3% lower average monthly rental rates in 2021 as compared to 2020.  The lower rental rates were primarily related to business mix, with more general purpose equipment on rent compared to the prior year.

•

Gross Profit on Sales – Sales revenues decreased $1.1 million, or 10%, to $9.9 million in 2021.  Gross profit on sales increased $0.3 million, or 5%, to $5.8 million with gross margin percentage of 59% in 2021, compared to 50% in 2020.  Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the six months ended June 30, 2021, selling and administrative expenses increased $0.1 million, or 1%, to $12.4 million.

Adler Tanks

For the six months ended June 30, 2021, Adler Tanks’ total revenues decreased $1.7 million, or 4%, to $37.7 million compared to the same period in 2020, primarily due to lower rental, rental related services revenues, partly offset by higher sales revenues.  Lower gross profit on rental and rental related services revenues, partly offset by lower selling and administrative expenses and higher gross profit on sales, resulted in a $1.6 million, or 51%, decrease in pre-tax income to $1.6 million for the six months ended June 30, 2021, compared to the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Six Months Ended 6/30/21 compared to Six Months Ended 6/30/20 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$25,637	$27,549	$(1,912)	(7)%
Rental related services	10,649	10,883	(234)	(2)%
Rental operations	36,286	38,432	(2,146)	(6)%
Sales	1,201	730	471	65%
Other	181	160	21	13%
Total revenues	37,668	39,322	(1,654)	(4)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	8,243	8,233	10	0%
Rental related services	8,606	8,282	324	4%
Other	4,957	4,683	274	6%
Total direct costs of rental operations	21,806	21,198	608	3%
Costs of sales	843	548	295	54%
Total costs of revenues	22,649	21,746	903	4%
Gross Profit
Rental	12,437	14,633	(2,196)	(15)%
Rental related services	2,043	2,601	(558)	(21)%
Rental operations	14,480	17,234	(2,754)	(16)%
Sales	358	182	176	97%
Other	181	160	21	13%
Total gross profit	15,019	17,576	(2,557)	(15)%
Selling and administrative expenses	12,520	13,177	(657)	(5)%
Income from operations	2,499	4,399	(1,900)	(43)%
Interest expense allocation	(922)	(1,179)	(257)	(22)%
Pre-tax income	$1,577	$3,220	$(1,643)	(51)%
Other Selected Information
Average rental equipment [1]	$313,498	$314,823	$(1,325)	(0)%
Average rental equipment on rent	$131,578	$144,512	$(12,934)	(9)%
Average monthly total yield [2]	1.36%	1.46%		(7)%
Average utilization [3]	42.1%	45.9%		(8)%
Average monthly rental rate [4]	3.24%	3.18%		2%
Period end rental equipment [1]	$312,713	$314,905	$(2,192)	(1)%
Period end utilization [3]	45.8%	43.1%		6%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Adler Tanks’ gross profit for the six months ended June 30, 2021 decreased $2.6 million, or 15%, to $15.0 million.  For the six months ended June 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues decreased $1.9 million, or 7%, due to 9% lower average rental equipment on rent, partly offset by 2% higher average monthly rental rates in 2021 compared to 2020.  Weaker business activity levels in multiple geographic and market segments resulted in decreased rental revenues compared to 2020, with some improvement experienced during the second quarter of 2021.  As a percentage of rental revenues, depreciation was 32% in 2021 and 30% in 2020, and other direct costs were 19% and 17% in 2021 and 2020, respectively, which resulted in gross margin percentages of 49% and 53% in 2021 and 2020, respectively.  The lower rental revenues and lower rental margins resulted in a 15% decrease in gross profit on rental revenues to $12.4 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 2%, to $10.6 million compared to 2020.  Lower rental related services revenues and lower gross margin percentage of 19% in 2021, compared to 24% in 2020 resulted in rental related services gross profit decreasing 21% to $2.0 million in 2021.

For the six months ended June 30, 2021, selling and administrative expenses decreased 5% to $12.5 million compared to the same period in 2020, primarily due to decreased travel, meal and meeting costs, and lower corporate allocated expenses.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2021 compared to the same period in 2020 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $98.0 million in 2021, compared to $97.5 million in 2020.  The 1% increase in net cash provided by operating activities was primarily attributable to an increase in accounts payable and accrued liabilities, deferred income and deferred income taxes, partly offset by increased prepaid and other expenses and lower income from operations in 2021.

Cash Flows from Investing Activities:  Net cash used in investing activities was $320.8 million in 2021, compared to $42.5 million in 2020. The $278.3 million increase was primarily due to $284.3 million cash paid for acquisition of businesses during 2021.

Cash Flows from Financing Activities: Net cash provided by financing activities was $224.1 million in 2021, compared to cash used in financing activities of $56.7 million in 2020.  The $280.7 million change was due to $211.3 million higher net borrowing under bank lines of credit to fund the Design Space and Kitchens To Go acquisitions, $60 million borrowing under private placement and $13.5 million lower repurchase of common stock in 2021.

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

Unsecured Revolving Lines of Credit

On March 31, 2020, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be further increased to $670.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $12.0 million Treasury Sweep Note due March 31, 2025, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the “the Prior NPA”): (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2014 which were repaid on March 17, 2021, and (ii) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on March 31, 2025 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2016 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on March 31, 2020.

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

At June 30, 2021, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $312.7 million was outstanding, and had capacity to borrow up to an additional $119.3 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2021, the actual ratio was 4.23 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2021, the actual ratio was 2.01 to 1.

At June 30, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $250 million minus (y) the amount of other notes (such as the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement.  Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers.  The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At June 30, 2021, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At June 30, 2021, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to Prudential Retirement Insurance and Annuity Company, The Prudential Insurance Company of America and The Prudential Insurance Company of America (collectively, the “Purchasers”) $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity.  The principal balance is due when the notes mature on June 16, 2026.  The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility.  At June 30, 2021, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2021, the actual ratio was 4.23 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2021, the actual ratio was 2.01 to 1.

At June 30, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the six months ended June 30, 2021.  There were 279,866 shares of common stock repurchased during the six months ended June, 2020 for the aggregate purchase price of $13.5 million or an average price of $48.24 per repurchased share.  As of June 30, 2021, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2020 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2021.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We continue to monitor the ongoing impact of the COVID-19 outbreak around the globe.  This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  Significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic and related variants.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19.

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

A breach or an alleged breach of our information technology systems could subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. We could experience theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our employees, directors, customers or other business partners, may be exposed to unauthorized persons or to the public.  An alleged breach of our information technology system also could subject us to reputational damage. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with potential failure to detect breaches or adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws.  As part of our business, we develop, receive and retain confidential data about our company and our customers.

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

In the second quarter 2021, we acquired the assets of Design Space Modular Buildings PNW, LP (“Design Space”), a provider of modular buildings and portable storage containers for rental and sale to customers in the West and Pacific Northwest states in the U.S. and GRS Holding LLC, DBA Kitchens to Go (“Kitchens To Go”), a provider of interim and permanent modular solutions for foodservice providers that require flexible facilities to continue or expand operations.  We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans.  We are unable to predict whether or when any prospective acquisition will be completed.  Acquisitions involve numerous risks, including the following:

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

At June 30, 2021, we had $183.6 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series C, D and E Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $3.1 million per year for each 1% increase in the average interest rate we pay based on the $312.7 million balance of variable rate debt outstanding at June 30, 2021.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2021, 54% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive.  We compete against national, regional and local companies, including United Rentals, Rain For Rent and WillScot Corporation, all of which may be larger than we are, may offer a wider range of products and services and may have greater financial and marketing resources than we have.  Some of our competitors also have longer operating histories, lower cost basis of rental equipment and lower cost structures than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates.  Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants.  In July 2020, Willscot Corporation acquired Mobile Mini and in July 2018, United Rentals, Inc. completed the acquisition of BakerCorp.  Industry consolidation may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and six months ended June 30, 2021, oil and gas exploration and production accounted for approximately 5% and 6% of Adler Tanks’ rental revenues, respectively, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

There were no shares repurchased in the three months ended June 30, 2021.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2021	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer