Form 10-Q
period 2021-09-30
MCGRATH RENTCORP
filed 2021-10-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, 24,246,568 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp, and subsidiaries (the “Company”) as of September 30, 2021, and the related condensed consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three and nine-months ended September 30, 2021 and 2020, cash flows for the nine-months ended September 30, 2021 and 2020 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California

October 28, 2021

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues
Rental	$103,269	$88,138	$283,937	$263,273
Rental related services	31,513	25,040	73,870	70,026
Rental operations	134,782	113,178	357,807	333,299
Sales	37,636	42,331	80,503	87,366
Other	874	939	2,612	2,909
Total revenues	173,292	156,448	440,922	423,574
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,802	21,419	68,216	64,640
Rental related services	24,356	18,603	56,236	51,760
Other	24,711	18,553	67,696	56,171
Total direct costs of rental operations	72,869	58,575	192,148	172,571
Costs of sales	24,618	29,669	50,021	57,911
Total costs of revenues	97,487	88,244	242,169	230,482
Gross profit	75,805	68,204	198,753	193,093
Selling and administrative expenses	39,907	30,871	109,305	93,365
Income from operations	35,898	37,333	89,448	99,728
Other income (expense):
Interest expense	(3,168)	(1,968)	(7,208)	(6,804)
Foreign currency exchange (loss) gain	(128)	130	(185)	(189)
Income before provision for income taxes	32,602	35,495	82,055	92,735
Provision for income taxes	9,350	7,394	20,797	21,926
Net income	$23,252	$28,101	$61,258	$70,809
Earnings per share:
Basic	$0.96	$1.17	$2.53	$2.93
Diluted	$0.95	$1.15	$2.50	$2.88
Shares used in per share calculation:
Basic	24,245	24,097	24,209	24,170
Diluted	24,507	24,443	24,506	24,558
Cash dividends declared per share	$0.435	$0.420	$1.305	$1.260

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$23,252	$28,101	$61,258	$70,809
Other comprehensive income (loss):
Foreign currency translation adjustment	37	(93)	86	64
Tax benefit (provision)	(10)	22	(23)	(14)
Comprehensive income	$23,279	$28,030	$61,321	$70,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2021	2020
Assets
Cash	$2,380	$1,238
Accounts receivable, net of allowance for doubtful accounts of $2,225 in 2021 and $2,100 in 2020	168,831	123,316
Rental equipment, at cost:
Relocatable modular buildings	1,023,344	882,115
Electronic test equipment	363,799	333,020
Liquid and solid containment tanks and boxes	311,677	315,706
	1,698,820	1,530,841
Less: accumulated depreciation	(635,358)	(592,725)
Rental equipment, net	1,063,462	938,116
Property, plant and equipment, net	135,055	136,210
Prepaid expenses and other assets	59,523	41,549
Intangible assets, net	48,715	7,118
Goodwill	132,387	28,197
Total assets	$1,610,353	$1,275,744
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$459,475	$222,754
Accounts payable and accrued liabilities	137,308	108,334
Deferred income	69,634	45,975
Deferred income taxes, net	231,480	216,077
Total liabilities	897,897	593,140
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,247 shares as of September 30, 2021 and 24,128 shares as of December 31, 2020	106,744	106,289
Retained earnings	605,754	576,419
Accumulated other comprehensive loss	(42)	(104)
Total shareholders’ equity	712,456	682,604
Total liabilities and shareholders’ equity	$1,610,353	$1,275,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	17,398	—	17,398
Share-based compensation	—	1,777	—	—	1,777
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,482)	—	—	(3,482)
Dividends accrued of $0.435 per share	—	—	(10,650)	—	(10,650)
Other comprehensive income	—	—	—	38	38
Balance at March 31, 2021	24,206	$104,584	$583,167	$(66)	$687,685
Net income	—	—	20,608	—	20,608
Share-based compensation	—	1,820	—	—	1,820
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,346)	—	—	(1,346)
Dividends accrued of $0.435 per share	—	—	(10,643)	—	(10,643)
Other comprehensive loss	—	—	—	(3)	(3)
Balance at June 30, 2021	24,245	$105,058	$593,132	$(69)	$698,121
Net income	—	—	23,252	—	23,252
Share-based compensation	—	1,705	—	—	1,705
Common stock issued under stock plans, net of shares withheld for employee taxes	2	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(19)	—	—	(19)
Dividends accrued of $0.435 per share	—	—	(10,630)	—	(10,630)
Other comprehensive loss	—	—	—	27	27
Balance at September 30, 2021	24,247	$106,744	$605,754	$(42)	$712,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	20,159	—	20,159
Share-based compensation	—	1,723	—	—	1,723
Common stock issued under stock plans, net of shares withheld for employee taxes	50	—	—	—	—
Repurchased common stock	(164)	(725)	(7,127)		(7,852)
Taxes paid related to net share settlement of stock awards	—	(401)	—	—	(401)
Dividends accrued of $0.42 per share	—	—	(10,219)	—	(10,219)
Other comprehensive income	—	—	—	158	158
Balance at March 31, 2020	24,182	$106,957	$530,559	$88	$637,604
Net income	—	—	22,549	—	22,549
Share-based compensation	—	1,501	—	—	1,501
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Repurchased common stock	(116)	(509)	(5,139)		(5,648)
Taxes paid related to net share settlement of stock awards	—	(1,939)	—	—	(1,939)
Dividends accrued of $0.42 per share	—	—	(10,194)	—	(10,194)
Other comprehensive loss	—	—	—	(37)	(37)
Balance at June 30, 2020	24,085	$106,010	$537,775	$51	$643,836
Net income	—	—	28,101	—	28,101
Share-based compensation	—	1,670	—	—	1,670
Common stock issued under stock plans, net of shares withheld for employee taxes	28	—	—	—	—
Repurchased common stock	(2)	(11)	(106)		(117)
Taxes paid related to net share settlement of stock awards	—	(1,590)	—	—	(1,590)
Dividends accrued of $0.42 per share	—	—	(10,215)	—	(10,215)
Other comprehensive loss	—	—	—	(71)	(71)
Balance at September 30, 2020	24,111	$106,079	$555,555	$(20)	$661,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$61,258	$70,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,047	71,249
Provision for doubtful accounts	193	1,227
Share-based compensation	5,302	4,894
Gain on sale of used rental equipment	(17,788)	(14,110)
Foreign currency exchange loss	185	189
Amortization of debt issuance costs	11	8
Change in:
Accounts receivable	(33,471)	(2,561)
Prepaid expenses and other assets	(11,409)	(1,314)
Accounts payable and accrued liabilities	17,428	(582)
Deferred income	20,128	3,591
Deferred income taxes	15,403	(1,863)
Net cash provided by operating activities	136,287	131,537
Cash Flows from Investing Activities:
Purchases of rental equipment	(90,379)	(65,661)
Purchases of property, plant and equipment	(969)	(9,639)
Cash paid for acquisition of businesses	(285,624)	—
Proceeds from sales of used rental equipment	41,556	33,837
Net cash used in investing activities	(335,416)	(41,463)
Cash Flows from Financing Activities:
Net borrowing (repayment) under bank lines of credit	176,758	(43,460)
Borrowings under note purchase agreement	100,000	—
Principal payment of Series B senior notes	(40,000)	—
Repurchase of common stock	—	(13,617)
Taxes paid related to net share settlement of stock awards	(4,847)	(3,930)
Payment of dividends	(31,635)	(29,642)
Net cash provided by (used in) financing activities	200,276	(90,649)
Effect of foreign currency exchange rate changes on cash	(5)	(224)
Net increase (decrease) in cash	1,142	(799)
Cash balance, beginning of period	1,238	2,342
Cash balance, end of period	$2,380	$1,543
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$6,477	$6,829
Net income taxes paid, during the period	$8,074	$24,704
Dividends accrued during the period, not yet paid	$10,002	$10,355
Rental equipment acquisitions, not yet paid	$2,199	$5,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three and nine months ended September 30, 2021 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 23, 2021 for the year ended December 31, 2020 (the “2020 Annual Report”).

NOTE 2. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2021, the Company adopted the Financial Accounting Standards Board’s Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removed specific exceptions to the general principles in Topic 740 (GAAP). It eliminated the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improved financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $27.7 million and $11.3 million at September 30, 2021 and December 31, 2020, respectively.  Sales revenues totaling $0.6 million and $7.8 million were recognized during the three and nine months ended September 30, 2021, respectively, which were included in the contract liability balance at December 31, 2020.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.8 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively.

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

In the three and nine months ended September 30, 2021, the Company’s lease revenues were $118.1 million and $323.5 million, respectively, consisting of $117.8 million and $322.2 million of operating lease revenues, respectively and $0.3 million and $1.3 million of finance lease revenues, respectively.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the three and nine months ended September 30, 2021 include $0.3 million and $1.2 million of sales revenues, respectively, and $0.1 million of interest income for both periods.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended September 30, 2021 and 2020:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended September 30,
2021
Leasing	$73,375	$29,692	$15,011	$—	$118,078
Non-lease:
Rental related services	10,628	591	6,239	—	17,458
Sales	26,362	4,502	960	5,541	37,365
Other	29	289	73	—	391
Total non-lease	37,019	5,382	7,272	5,541	55,214
Total revenues	$110,394	$35,074	$22,283	$5,541	$173,292

2020
Leasing	$58,655	$28,530	$13,532	$—	$100,717
Non-lease:
Rental related services	7,488	668	5,465	—	13,621
Sales	29,275	6,262	230	5,914	41,681
Other	(5)	396	38	—	429
Total non-lease	36,758	7,326	5,733	5,914	55,731
Total revenues	$95,413	$35,856	$19,265	$5,914	$156,448

Nine Months Ended September 30,
2021
Leasing	$196,362	$86,223	$40,958	$—	$323,543
Non-lease:
Rental related services	18,418	1,821	16,713	—	36,952
Sales	48,766	13,485	2,161	14,897	79,309
Other	68	931	119	—	1,118
Total non-lease	67,252	16,237	18,993	14,897	117,379
Total revenues	$263,614	$102,460	$59,951	$14,897	$440,922

2020
Leasing	$175,781	$83,587	$41,458	$—	$300,826
Non-lease:
Rental related services	17,711	1,950	16,110	—	35,771
Sales	51,847	16,271	960	16,616	85,694
Other	34	1,190	59	—	1,283
Total non-lease	69,592	19,411	17,129	16,616	122,748
Total revenues	$245,373	$102,998	$58,587	$16,616	$423,574

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Weighted-average number of shares of common stock for calculating basic earnings per share	24,245	24,097	24,209	24,170
Effect of potentially dilutive securities from equity-based compensation	262	346	297	388
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,507	24,443	24,506	24,558

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2021 and 2020.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Number of shares repurchased	—	2,355	—	282,221
Aggregate purchase price	$—	$117	$—	$13,617
Average price per repurchased share	$—	$49.61	$—	$48.25

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following, which includes the intangible assets from the Design Space and Kitchens To Go acquisitions that were completed during the three months ended June 30, 2021. These acquisitions are discussed more fully below in Note 7. Acquisitions:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
September 30, 2021
Customer relationships	8 to 11	7.5	$50,244	$(11,713)	$38,531
Non-compete agreements	5	4.5	3,257	(336)	$2,921
Customer backlog	0.5	0.1	1,900	(1,633)	$267
Trade name	8	7.5	1,200	(75)	$1,125
Total amortizing			56,601	(13,757)	42,844
Trade name - non-amortizing	Indefinite		5,871	—	$5,871
Total			$62,472	$(13,757)	$48,715

December 31, 2020
Customer relationships	11	6.8	$10,644	$(9,510)	$1,134
Non-compete agreements	5	3.6	157	(44)	$113
Total amortizing			10,801	(9,554)	1,247
Trade name - non-amortizing	Indefinite		5,871	—	$5,871
Total			$16,672	$(9,554)	$7,118

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.  The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2020, with no indicators of impairment.  In addition, no impairment triggering events occurred during the nine months ended September 30, 2021.  Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Based on the carrying values at September 30, 2021 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $1.7 million for the remainder of fiscal year 2021, $5.9 million annually in 2022 through 2024, $5.8 million in 2025 and $5.4 million in 2026.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2020 A

nnual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated among Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the nine months ended September 30, 2021 and 2020 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2021
Rental revenues	$159,118	$84,340	$40,479	$ —	$283,937
Rental related services revenues	54,726	2,149	16,995	—	73,870
Sales and other revenues	49,770	15,971	2,477	14,897	83,115
Total revenues	263,614	102,460	59,951	14,897	440,922
Depreciation of rental equipment	20,437	35,429	12,350	—	68,216
Gross profit	125,357	44,867	24,167	4,362	198,753
Selling and administrative expenses	67,977	18,381	18,853	4,094	109,305
Income from operations	57,380	26,486	5,314	268	89,448
Interest (expense) income allocation	(4,401)	(1,588)	(1,560)	341	(7,208)
Income before provision for income taxes	52,979	24,713	3,754	609	82,055
Rental equipment acquisitions	162,579	53,161	164	—	215,904
Accounts receivable, net (period end)	118,467	24,854	16,062	9,448	168,831
Rental equipment, at cost (period end)	1,023,344	363,799	311,677	—	1,698,820
Rental equipment, net book value (period end)	737,807	169,250	156,405	—	1,063,462
Utilization (period end) [2]	76.7%	66.9%	50.4%
Average utilization [2]	76.0%	67.4%	44.0%
2020
Rental revenues	$141,172	$81,167	$40,934	$ —	$263,273
Rental related services revenues	51,291	2,296	16,439	—	70,026
Sales and other revenues	52,910	19,535	1,214	16,616	90,275
Total revenues	245,373	102,998	58,587	16,616	423,574
Depreciation of rental equipment	17,177	35,129	12,334	—	64,640
Gross profit	116,928	43,921	26,116	6,128	193,093
Selling and administrative expenses	52,014	18,198	18,998	4,155	93,365
Income from operations	64,914	25,723	7,118	1,973	99,728
Interest (expense) income allocation	(3,982)	(1,606)	(1,651)	435	(6,804)
Income before provision for income taxes	60,932	23,928	5,467	2,408	92,735
Rental equipment acquisitions	31,667	31,643	1,680	—	64,990
Accounts receivable, net (period end)	85,033	23,758	14,567	6,075	129,433
Rental equipment, at cost (period end)	885,314	335,520	316,110	—	1,536,944
Rental equipment, net book value (period end)	613,357	161,120	173,648	—	948,125
Utilization (period end) 2	76.5%	68.4%	45.5%
Average utilization 2	77.5%	65.6%	45.5%

1.

Gross Enviroplex sales revenues were $15,909 and $17,892 for the nine months ended September 30, 2021 and 2020, respectively. There were $1,012 and $1,276 inter-segment sales to Mobile Modular in the nine months ended September 30, 2021 and 2020, respectively, which required elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2021 and 2020. Revenues from foreign country customers accounted for 4% and 2% of the Company’s total revenues for the same periods, respectively.
NOTE 7. ACQUISITIONS

On May 17, 2021, the Company completed the purchase of substantially all of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $267.3 million in cash consideration on the closing date.  Design Space provides modular buildings and portable storage containers rental and sale solutions to customers in the West and Pacific Northwest states in the U.S. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification (ASC) 805 – “Business Combinations” using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The financial results of Design Space were a part of the Mobile Modular segment since May 17, 2021, including $1.0 million of transaction costs.

On April 1, 2021 the Company completed the purchase of assets of GRS Holding LLC, DBA Kitchens To Go (“Kitchens To Go”) for $18.3 million in cash consideration.  Kitchens To Go provides interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.  The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805 using the purchase method of accounting.  The financial results of Kitchens To Go were a part of the Mobile Modular segment since April 1, 2021, including $0.3 million of transaction costs.

The following tables summarize the preliminary purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Design Space and Kitchens To Go acquisitions, with excess amounts allocated to goodwill.  The estimated fair values of the assets acquired and liabilities assumed on the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed.  The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

Design Space:

(dollar amounts in thousands)
Rental equipment	$116,272
Intangible assets:
Goodwill	101,874
Customer relationships	37,900
Non-compete	2,500
Customer backlog	1,600
Accounts receivable, net of allowance for doubtful accounts of $125	12,025
Property, plant and equipment	4,139
Prepaid expenses and other assets	5,366
Accounts payable and accrued liabilities	(11,613)
Deferred income	(2,784)
Total purchase price	$267,279

Kitchens To Go:

(dollar amounts in thousands)
Rental equipment	$12,853
Intangible assets:
Goodwill	2,322
Customer relationships	1,700
Trade name	1,200
Non-compete	600
Customer backlog	300
Accounts receivable	212
Property, plant and equipment	365
Prepaid expenses and other assets	1,199
Accounts payable and accrued liabilities	(1,659)
Deferred income	(747)
Total purchase price	$18,345

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

The following unaudited pro forma financial information shows the combined results of operations of the Company, Design Space and Kitchens To Go as if the acquisitions occurred as of the beginning of the periods presented.  The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 28% on the acquisitions’ combined net income. The pro forma results for the nine months ended September 30, 2021 have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	Nine months ended September 30,
(dollar amounts in thousands, except for per share amounts)	2021	2020
Pro-forma total revenues	$471,955	$496,963
Pro-forma net income	$64,618	$76,585
Pro-forma basic earnings per share	$2.67	$3.17
Pro-forma diluted earnings per share	$2.64	$3.12

Design Space and Kitchens To Go
Actual total revenues	$22,191
Actual net income	$177
Actual basic earnings per share	$0.01
Actual diluted earnings per share	$0.01

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 10% of the Company’s total revenues in the nine months ended September 30, 2021. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.   Kitchens To Go was acquired on April 1, 2021, with its results included in the Mobile Modular segment since that date. Design Space was acquired on May 17, 2021, with its results included in the Mobile Modular segment since that date. See Note 7 to the Condensed Consolidated Financial Statements for the three months ended September 30, 2021, for more details about the acquisitions.

In the nine months ended September 30, 2021, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 64%, 30%, 5% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 65%, 26%, 6% and 3% for the same period in 2020.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% and 79% of consolidated revenues in the nine months ended September 30, 2021 and 2020, respectively.  Of the total rental operations revenues for the nine months ended September 30, 2021, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 60%, 24% and 16%, respectively, compared to 58%, 25% and 17%, respectively, in the same period of 2020.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the nine months ended September 30, 2021 and 2020, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 19% and 21% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the nine months ended September 30, 2021 and 2020, Mobile Modular and Enviroplex together comprised 78% and 77%, respectively, TRS-RenTelco comprised 19% and 22%, respectively, and Adler Tanks comprised 3% and 1%, respectively.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Net income	$23,252	$28,101	$61,258	$70,809	$92,433	$97,210
Provision for income taxes	9,350	7,394	20,797	21,926	28,931	30,979
Interest expense	3,168	1,968	7,208	6,804	9,191	9,728
Depreciation and amortization	28,488	23,587	79,047	71,249	102,441	94,765
EBITDA	64,258	61,050	168,310	170,788	232,996	232,682
Share-based compensation	1,705	1,670	5,302	4,894	5,957	6,690
Adjusted EBITDA [1]	$65,963	$62,720	$173,612	$175,682	$238,953	$239,372
Adjusted EBITDA margin [2]	38%	40%	39%	41%	41%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Adjusted EBITDA [1]	$65,963	$62,720	$173,612	$175,682	$238,953	$239,372
Interest paid	(2,490)	(1,798)	(6,477)	(6,829)	(8,698)	(9,945)
Income taxes paid, net of refunds received	(1,084)	(22,551)	(8,074)	(24,704)	(18,273)	(32,202)
Gain on sale of used rental equipment	(5,918)	(4,508)	(17,788)	(14,110)	(23,007)	(20,251)
Foreign currency exchange loss (gain)	128	(130)	185	189	(82)	59
Amortization of debt issuance costs	5	3	11	8	14	11
Change in certain assets and liabilities:
Accounts receivable, net	(27,922)	(3,493)	(33,278)	(1,334)	(27,161)	8,630
Prepaid expenses and other assets	(2,024)	327	(11,409)	(1,314)	(6,288)	(3,110)
Accounts payable and other liabilities	(1,023)	5,669	19,377	358	22,248	2,315
Deferred income	12,670	(2,224)	20,128	3,591	7,548	(2,217)
Net cash provided by operating activities	$38,305	$34,015	$136,287	$131,537	$185,254	$182,662

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At September 30, 2021, the actual ratio was 4.12 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2021, the actual ratio was 1.92 to 1.

At September 30, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Recent Developments

           Dividends

On September 16, 2021, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.435 per common share for the quarter ended September 30, 2021, an increase of 4% over the prior year’s comparable quarter.

COVID-19

The outbreak of a new strain of coronavirus, COVID-19, which began in December 2019, has continued to spread globally including to every state in the United States.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) have recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  Each of the states in which the Company operates, and in some cases the localities as well, have previously issued orders requiring the closure of non-essential business and/or requiring residents to stay at home, however, currently none of the Company’s locations are required to be closed by local or state order.  The Company is following guidelines established by the CDC and WHO and orders issued by state and local governments where the Company operates.  The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity to enable each of its operating segments and branch locations to continue providing services to customers under the relevant state and local rules.  The Company has implemented remote work policies, restricted travel, separated work groups, enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles, and requires distancing protocols for production and logistical personnel.  The Company is continuing to monitor and assessing orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines.  The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic and its variants.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays, supply chain delays or disruptions; elevated costs for materials and labor; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, the Company has taken a number of precautionary measures to manage its resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic.  The Company will continue to assess its capital expenditure needs against its cash availability during the crisis to make the most strategic decisions for its business.  Furthermore, the Company believes that its recently renewed $420 million credit facility, coupled with its ability to access additional capital through the issuance of additional senior notes, has strengthened the Company’s liquidity position and serve to mitigate some of the operational risk related to decreased customer demand for new rental orders and sales resulting from the COVID-19 pandemic.

While the Company has not seen a significant impact from COVID-19 in the financial results for the three and nine months ended September 30, 2021 as set forth in the below section discussing the results of operations for the quarter ended September 30, 2021, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended September 30, 2021 Compared to

Three Months Ended September 30, 2020

Overview

Consolidated revenues for the three months ended September 30, 2021 increased 11% to $173.3 million from $156.4 million in the same period in 2020.  Consolidated net income for the three months ended September 30, 2021 decreased 17% to $23.3 million, from $28.1 million for the same period in 2020.  Earnings per diluted share for the three months ended September 30, 2021 decreased 17% to $0.95 from $1.15 for the same period in 2020.

For the three months ended September 30, 2021, on a consolidated basis:

•

Gross profit increased $7.6 million, or 11%, to $75.8 million in 2021.  Mobile Modular’s gross profit increased $7.0 million, or 17%, primarily due to higher gross profit on rental, rental related services and sales revenues.  TRS-RenTelco’s gross profit increased $0.5 million, or 4%, primarily due to higher gross profit on rental revenues.  Adler Tanks’ gross profit increased $0.6 million, or 7%, primarily due to higher gross profit on rental and sales revenues.  Enviroplex’s gross profit decreased $0.6 million, or 28%, primarily due to $0.4 million lower sales revenues in 2021 and lower gross margins of 26.9% compared to 35.1% in 2020.

•

Selling and administrative expenses increased $9.0 million, or 29%, to $39.9 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $3.6 million, primarily due to the addition of Design Space and Kitchens To Go employees, and $2.4 million higher amortization of intangible assets from the Design Space and Kitchens To Go acquisitions.

•

Interest expense increased 61%, to $3.2 million in 2021 compared to the same period in 2020, due to 77% higher average debt levels of the Company, partly offset by 9% lower net average interest rates of 2.69% in 2021 compared to 2.96% in 2020.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 65%, 27% and 7%, respectively, compared to 67%, 24% and 6%, respectively, for the comparable 2020 period.  These results are discussed on a segment basis below.  Enviroplex pre-tax income contribution was 1% and 3% in 2021 and 2020, respectively.

•

The provision for income taxes resulted in an effective tax rate of 28.7% and 20.8% for the quarters ended September 30, 2021 and 2020, respectively.  The higher rate in 2021 was due to lower excess tax benefit from stock compensation and increased business activity levels in higher tax rate states.

•	Adjusted EBITDA increased $3.2 million, or 5%, to $66.0 million in 2021.

Mobile Modular

For the three months ended September, 2021, Mobile Modular’s total revenues increased $15.0 million, or 16%, to $110.4 million compared to the same period in 2020, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. Higher selling and administrative expenses, partly offset by higher gross profit on rental, rental related services and sales revenues, resulted in a 9% decrease in pre-tax income to $21.6 million for the three months ended September 30, 2021, from $23.7 million for the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/21 compared to Three Months Ended 9/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$59,223	$47,134	$12,089	26%
Rental related services	24,468	18,684	5,784	31%
Rental operations	83,691	65,818	17,873	27%
Sales	26,362	29,275	(2,913)	(10)%
Other	341	320	21	7%
Total revenues	110,394	95,413	14,981	16%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,544	5,771	1,773	31%
Rental related services	18,508	13,510	4,998	37%
Other	16,533	11,780	4,753	40%
Total direct costs of rental operations	42,585	31,061	11,524	37%
Costs of sales	18,145	21,726	(3,581)	(16)%
Total costs of revenues	60,730	52,787	7,943	15%
Gross Profit
Rental	35,146	29,583	5,563	19%
Rental related services	5,960	5,174	786	15%
Rental operations	41,106	34,757	6,349	18%
Sales	8,217	7,549	668	9%
Other	341	320	21	7%
Total gross profit	49,664	42,626	7,038	17%
Selling and administrative expenses	26,138	17,739	8,399	47%
Income from operations	23,526	24,887	(1,361)	(5)%
Interest expense allocation	(1,975)	(1,156)	819	71%
Pre-tax income	$21,551	$23,731	$(2,180)	(9)%
Other Selected Information
Average rental equipment [1]	$975,119	$829,460	$145,659	18%
Average rental equipment on rent	$746,184	$632,780	$113,404	18%
Average monthly total yield [2]	2.02%	1.89%		7%
Average utilization [3]	76.5%	76.3%		0%
Average monthly rental rate [4]	2.65%	2.48%		7%
Period end rental equipment [1]	$981,231	$832,643	$148,588	18%
Period end utilization [3]	76.7%	76.5%		0%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended September 30, 2021 increased $7.0 million, or 17%, to $49.7 million.  For the three months ended September 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $12.1 million, or 26%, primarily due to 18% higher average rental equipment on rent and 7% higher average monthly rental rate in 2021, with approximately three quarters of the increase due to revenues earned during the quarter from new Design Space and Kitchens To Go customers.  As a percentage of rental revenues, depreciation was 13% in 2021 and 12% in 2020, and other direct costs were 28% in 2021 and 25% in 2020, which resulted in gross margin percentages of 59% in 2021 compared to 63% in 2020.  The higher rental revenues and lower rental margins, resulted in gross profit on rental revenues increasing $5.6 million, or 19%, to $35.1 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $5.8 million, or 31%, compared to 2020.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased delivery and return delivery revenues at Portable Storage.  The higher revenues, partly offset by lower gross margin percentage of 24% in 2021, compared to 28% in 2020, resulted in rental related services gross profit increasing $0.8 million, or 15%, to $6.0 million in 2021.

•

Gross Profit on Sales – Sales revenues decreased $2.9 million, or 10%, compared to 2020, due to lower new equipment sales.  The higher gross margin percentage of 31% in 2021 compared to 26% in 2020, and lower sales revenue resulted in gross profit on sales increasing $0.7 million, or 9%, to $8.2 million.  The higher gross margin on sales was primarily due to a higher mix of used sales with higher gross margins, compared to sales of new equipment.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2021, selling and administrative expenses increased $8.4 million, or 47%, to $26.1 million, primarily due to increased employee salaries and benefit costs totaling $2.5 million, primarily due to the addition of Design Space and Kitchens To Go employees, $2.4 million higher amortization of intangible assets due to the Design Space and Kitchens To Go acquisitions and $1.4 million higher allocated corporate expenses.

TRS-RenTelco

For the three months ended September 30, 2021, TRS-RenTelco’s total revenues decreased $0.8 million, or 2%, to $35.1 million compared to the same period in 2020, primarily due to lower sales revenues, partly offset by higher rental revenues.  Pre-tax income was comparable at $8.7 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to higher gross profit on rental revenues, partly offset by lower gross profit on sales and other revenues and higher selling and administrative expenses.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/21 compared to Three Months Ended 9/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$29,204	$27,619	$1,585	6%
Rental related services	699	800	(101)	(13)%
Rental operations	29,903	28,419	1,484	5%
Sales	4,773	6,912	(2,139)	(31)%
Other	398	525	(127)	(24)%
Total revenues	35,074	35,856	(782)	(2)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,151	11,547	604	5%
Rental related services	663	673	(10)	(1)%
Other	5,015	4,820	195	4%
Total direct costs of rental operations	17,829	17,040	789	5%
Costs of sales	1,743	3,853	(2,110)	(55)%
Total costs of revenues	19,572	20,893	(1,321)	(6)%
Gross Profit
Rental	12,038	11,252	786	7%
Rental related services	36	127	(91)	(72)%
Rental operations	12,074	11,379	695	6%
Sales	3,030	3,059	(29)	(1)%
Other	398	525	(127)	(24)%
Total gross profit	15,502	14,963	539	4%
Selling and administrative expenses	6,010	5,962	48	1%
Income from operations	9,492	9,001	491	5%
Interest expense allocation	(668)	(459)	209	46%
Foreign currency exchange (loss) gain	(128)	130	(258)	nm
Pre-tax income	$8,696	$8,672	$24	0%
Other Selected Information
Average rental equipment [1]	$362,104	$336,015	$26,089	8%
Average rental equipment on rent	$242,301	$225,606	$16,695	7%
Average monthly total yield [2]	2.69%	2.74%		(2)%
Average utilization [3]	66.9%	67.1%		(0)%
Average monthly rental rate [4]	4.02%	4.08%		(1)%
Period end rental equipment [1]	$363,892	$334,129	$29,763	9%
Period end utilization [3]	66.9%	68.4%		-2%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2021 increased $0.5 million, or 4%, to $15.5 million. For the three months ended September 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.6 million, or 6%, depreciation expense increased $0.6 million, or 5%, and other direct costs increased $0.2 million or 4%, resulting in a 7% increase in gross profit on rental revenues to $12.0 million.  As a percentage of rental revenues, depreciation was 42% in 2021 and 2020, and other direct costs were 17% in 2021 and 2020, which resulted in a gross margin percentage of 41% in 2021 and 2020.  The rental revenues increase was due to 7% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates in 2021 as compared to 2020.  The lower rental rates were primarily related to business mix, with more general purpose equipment on rent compared to the prior year. Typically, general purpose equipment has longer useful lives, longer rental terms and lower average rental rates compared to communications equipment.

•

Gross Profit on Sales – Sales revenues decreased $2.1 million, or 31%, to $4.8 million in 2021.  Gross profit on sales decreased 1%, to $3.0 million, with gross margin percentage of 63% in 2021, compared to 44% in 2020. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2021, selling and administrative expenses increased 1%, to $6.0 million compared to the same period in 2020.

Adler Tanks

For the three months ended September 30, 2021, Adler Tanks’ total revenues increased $3.0 million, or 16%, to $22.3 million compared to the same period in 2020, due to higher rental, rental related services and sales revenues.  Higher gross profit on rental and sales revenues, partly offset by an increase in selling and administrative expenses and higher allocated interest expense, resulted in a 3% decrease in pre-tax income to $2.2 million for the three months ended September 30, 2021, compared to the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/21 compared to Three Months Ended 9/30/20 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$14,842	$13,385	$1,457	11%
Rental related services	6,346	5,556	790	14%
Rental operations	21,188	18,941	2,247	12%
Sales	960	230	730	317%
Other	135	94	41	44%
Total revenues	22,283	19,265	3,018	16%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,107	4,101	6	0%
Rental related services	5,185	4,420	765	17%
Other	3,163	1,953	1,210	62%
Total direct costs of rental operations	12,455	10,474	1,981	19%
Costs of sales	680	251	429	171%
Total costs of revenues	13,135	10,725	2,410	22%
Gross Profit
Rental	7,572	7,331	241	3%
Rental related services	1,161	1,136	25	2%
Rental operations	8,733	8,467	266	3%
Sales	280	(21)	301	nm
Other	135	94	41	44%
Total gross profit	9,148	8,540	608	7%
Selling and administrative expenses	6,333	5,821	512	9%
Income from operations	2,815	2,719	96	4%
Interest expense allocation	(638)	(472)	166	35%
Pre-tax income	$2,177	$2,247	$(70)	(3)%
Other Selected Information
Average rental equipment [1]	$311,876	$314,933	$(3,057)	(1)%
Average rental equipment on rent	$150,005	$138,919	$11,086	8%
Average monthly total yield [2]	1.59%	1.42%		12%
Average utilization [3]	48.1%	44.1%		9%
Average monthly rental rate [4]	3.30%	3.21%		3%
Period end rental equipment [1]	$310,691	$314,815	$(4,124)	(1)%
Period end utilization [3]	50.4%	45.5%		11%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2021 increased $0.6 million, or 7%, to $9.1 million.  For the three months ended September 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.5 million, or 11%, primarily due to 8% higher average equipment on rent in 2021 compared to 2020. As a percentage of rental revenues, depreciation was 28% in 2021 and 31% in 2020, and other direct costs were 21% and 15% in 2021 and 2020, respectively, which resulted in gross margin percentages of 51% and 55% in 2021 and 2020, respectively.  The higher rental revenues and lower rental margins resulted in an increase in gross profit on rental revenues of $0.2 million, or 3%, to $7.6 million in 2021 compared to 2020.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.8 million, or 14%, to $6.3 million compared to 2020 with lower gross margin percentage of 18% in 2021 compared to 20% in 2020 resulted in rental related services gross profit increasing 2% to $1.2 million in 2021.

For the three months ended September 30, 2021, selling and administrative expenses increased 9% to $6.3 million compared to the same period in 2020 primarily due to higher allocated corporate expenses.

Nine Months Ended September 30, 2021 Compared to

Nine Months Ended September 30, 2020

Overview

Consolidated revenues for the nine months ended September 30, 2021 increased 4% to $441.0 million from $423.6 million for the same period in 2020.  Consolidated net income for the nine months ended September 30, 2021 decreased 13% to $61.3 million, from $70.8 million for the same period in 2020.  Earnings per diluted share for the nine months ended September 30, 2021 decreased 13% to $2.50 from $2.88 for the same period in 2020.

For the nine months ended September 30, 2021, on a consolidated basis:

•

Gross profit increased $5.7 million, or 3%, to $198.8 million in 2021.  Mobile Modular’s gross profit increased $8.4 million, or 7%, primarily due to higher gross profit on rental and sales revenues.  TRS-RenTelco’s gross profit increased $0.9 million, or 2%, primarily due to higher gross profit on rental and sales services revenues, partly offset by lower gross profit on rental related services revenues.  Adler Tanks’ gross profit decreased $1.9 million, or 7%, primarily due to lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales revenues.  Enviroplex’s gross profit decreased $1.8 million, primarily due to $1.7 million lower sales revenues of $14.9 million in 2021 and lower gross margins in 2021 compared to 2020.

•

Selling and administrative expenses increased 17% to $109.3 million from $93.4 million for the same period in 2020, primarily due to increased employee salaries and employee benefit costs of $7.0 million, primarily due to the addition of Design Space and Kitchens To Go employees, $4.1 million higher amortization of intangible assets from the Design Space and Kitchens to Go acquisitions and $1.3 million of acquisition related transaction costs.

•	Interest expense increased 6% to $7.2 million, due to 24% higher average debt levels of the Company partly offset by 15% lower net average interest rates of 2.75% in 2021 compared to 3.22% in 2020.
•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 64%, 30% and 5%, respectively, compared to 65%, 26% and 6%, respectively, for the comparable 2020 period.  These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 1% in 2021, compared to 3% in 2020.

•

The provision for income taxes resulted in an effective tax rate of 25.3% and 23.6% for the nine months ended September 30, 2021 and 2020, respectively. The higher rate in 2021 was due to lower excess tax benefit from stock compensation and increased business activity levels in higher tax rate states.

•	Adjusted EBITDA decreased $2.1 million, or 1%, to $173.6 million in 2021.

Mobile Modular

For the nine months ended September 30, 2021, Mobile Modular’s total revenues increased $18.2 million, or 7%, to $263.6 million compared to the same period in 2020, primarily due to higher rental revenues and rental related services, partly offset by lower sales revenues.  The revenue increase, together with higher gross profit on sales and rental revenues, offset by higher selling and administrative expenses, resulted in a 13% decrease in pre-tax income to $53.0 million for the nine months ended September 30, 2021, from $60.9 million for the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/21 compared to Nine Months Ended 9/30/20 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$159,118	$141,172	$17,946	13%
Rental related services	54,726	51,291	3,435	7%
Rental operations	213,844	192,463	21,381	11%
Sales	48,766	51,847	(3,081)	(6)%
Other	1,004	1,063	(59)	(6)%
Total revenues	263,614	245,373	18,241	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	20,437	17,177	3,260	19%
Rental related services	40,384	37,222	3,162	8%
Other	45,309	36,773	8,536	23%
Total direct costs of rental operations	106,130	91,172	14,958	16%
Costs of sales	32,127	37,274	(5,147)	(14)%
Total costs of revenues	138,257	128,446	9,811	8%
Gross Profit
Rental	93,373	87,222	6,151	7%
Rental related services	14,340	14,069	271	2%
Rental operations	107,713	101,291	6,422	6%
Sales	16,640	14,573	2,067	14%
Other	1,004	1,064	(60)	(6)%
Total gross profit	125,357	116,928	8,429	7%
Selling and administrative expenses	67,977	52,014	15,963	31%
Income from operations	57,380	64,914	(7,534)	(12)%
Interest expense allocation	(4,401)	(3,982)	419	11%
Pre-tax income	$52,979	$60,932	$(7,953)	(13)%
Other Selected Information
Average rental equipment [1]	$906,633	$822,723	$83,910	10%
Average rental equipment on rent	$688,694	$637,962	$50,732	8%
Average monthly total yield [2]	1.95%	1.89%		3%
Average utilization [3]	76.0%	77.5%		(2)%
Average monthly rental rate [4]	2.57%	2.46%		4%
Period end rental equipment [1]	$981,231	$829,460	$151,771	18%
Period end utilization [3]	76.7%	76.5%		0%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the nine months ended September 30, 2021 increased $8.4 million, or 7%, to $125.4 million.  For the nine months ended September 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $17.9 million, or 13%, due to 8% higher average rental equipment on rent in 2021 and 4% higher average rental rates, with approximately three quarters of the increase resulting from the Design Space and Kitchens To Go acquisitions. The rental revenue increase was due in part to the Design Space and Kitchens To Go, acquisitions.  As a percentage of rental revenues, depreciation was 13% and 12% in 2021 and 2020, respectively and other direct costs were 28% in 2021 and 26% in 2020, which resulted in gross margin percentages of 59% in 2021 and 62% in 2020.  The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $6.2 million, or 7%, to $93.4 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased by $3.4 million, or 7%, compared to 2020.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery and return delivery revenues at Portable Storage.  The higher revenues, partly offset by lower gross margin percentage of 26% in 2021, compared to 27% in 2020, resulted in rental related services gross profit increasing $0.3 million, or 2%, to $14.3 million in 2021.

•

Gross Profit on Sales – Sales revenues decreased $3.1 million, or 6%, compared to 2020, due to lower new and used equipment sales.  The higher gross margin percentage of 34% in 2021 compared to 28% in 2020, due to a higher mix of used equipment sales, resulted in gross profit on sales increasing $2.1 million, or 14%, to $16.6 million in 2021.  Used equipment sales typically have higher gross margins compared to new equipment sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2021, selling and administrative expenses increased $16.0 million, or 31%, to $68.0 million, primarily due to increased employee salaries and benefit costs of $4.7 million, primarily due to the addition of Design Space and Kitchens To Go employees, $4.1 million higher amortization of intangible assets due to the Design Space and Kitchens To Go acquisitions, a $2.1 million non-operating legal expense recorded in 2021, $1.9 million higher allocated corporate expenses and $1.3 million acquisition related transaction costs in 2021.

TRS-RenTelco

For the nine months ended September 30, 2021, TRS-RenTelco’s total revenues decreased $0.5 million, to $102.5 million compared to the same period in 2020, primarily due to lower sale revenues, partly offset by higher rental revenues.  Pre-tax income increased $0.8 million, or 3%, to $24.7 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to higher gross profit on rental and sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/21 compared to Nine Months Ended 9/30/20 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$84,340	$81,167	$3,173	4%
Rental related services	2,149	2,296	(147)	(6)%
Rental operations	86,489	83,463	3,026	4%
Sales	14,679	17,943	(3,264)	(18)%
Other	1,292	1,592	(300)	(19)%
Total revenues	102,460	102,998	(538)	(1)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	35,429	35,129	300	1%
Rental related services	2,061	1,836	225	12%
Other	14,267	12,762	1,505	12%
Total direct costs of rental operations	51,757	49,727	2,030	4%
Costs of sales	5,836	9,350	(3,514)	(38)%
Total costs of revenues	57,593	59,077	(1,484)	(3)%
Gross Profit
Rental	34,643	33,276	1,367	4%
Rental related services	90	460	(370)	(80)%
Rental operations	34,733	33,736	997	3%
Sales	8,842	8,593	249	3%
Other	1,292	1,592	(300)	(19)%
Total gross profit	44,867	43,921	946	2%
Selling and administrative expenses	18,381	18,198	183	1%
Income from operations	26,486	25,723	763	3%
Interest expense allocation	(1,588)	(1,606)	(18)	(1)%
Foreign currency exchange loss	(185)	(189)	(4)	(2)%
Pre-tax income	$24,713	$23,928	$785	3%
Other Selected Information
Average rental equipment [1]	$348,749	$337,330	$11,419	3%
Average rental equipment on rent	$235,189	$221,195	$13,994	6%
Average monthly total yield [2]	2.69%	2.67%		1%
Average utilization [3]	67.4%	65.6%		3%
Average monthly rental rate [4]	3.98%	4.08%		(2)%
Period end rental equipment [1]	$363,892	$334,129	$29,763	9%
Period end utilization [3]	66.9%	68.4%		(2)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

TRS-RenTelco’s gross profit for the nine months ended September 30, 2021 increased $0.9 million, or 2%, to $44.9 million.  For the nine months ended September 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.2 million, or 4%, and depreciation expense increased $0.3 million, or 1%, resulting in a 4% increase in gross profit on rental revenues to $34.6 million.  As a percentage of rental revenues, depreciation was 42% in 2021 and 43% in 2020, and other direct costs were 17% in 2021 and 16% in 2020, which resulted in a gross margin percentage of 41% in 2021 and 2020.  The rental revenues increase was due to 6% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates in 2021 as compared to 2020.  The lower rental rates were primarily related to business mix, with more general purpose equipment on rent compared to the prior year. Typically, general purpose equipment has longer useful lives, longer rental terms and lower average rental rates compared to communications equipment.

•

Gross Profit on Sales – Sales revenues decreased $3.3 million, or 18%, to $14.7 million in 2021.  Gross profit on sales increased $0.2 million, or 3%, to $8.8 million with gross margin percentage of 60% in 2021, compared to 48% in 2020.  Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2021, selling and administrative expenses increased $0.2 million, or 1%, to $18.4 million.

Adler Tanks

For the nine months ended September 30, 2021, Adler Tanks’ total revenues increased $1.4 million, or 2%, to $60.0 million compared to the same period in 2020, primarily due to higher rental related services and sales revenues, partly offset by lower rental revenues.  Lower gross profit on rental and rental related services revenues, partly offset by higher gross profit on sales, resulted in a $1.7 million, or 31%, decrease in pre-tax income to $3.8 million for the nine months ended September 30, 2021, compared to the same period in 2020.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Nine Months Ended 9/30/21 compared to Nine Months Ended 9/30/20 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$40,479	$40,934	$(455)	(1)%
Rental related services	16,995	16,439	556	3%
Rental operations	57,474	57,373	101	0%
Sales	2,161	960	1,201	125%
Other	316	254	62	24%
Total revenues	59,951	58,587	1,364	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,350	12,334	16	0%
Rental related services	13,791	12,702	1,089	9%
Other	8,120	6,636	1,484	22%
Total direct costs of rental operations	34,261	31,672	2,589	8%
Costs of sales	1,523	799	724	91%
Total costs of revenues	35,784	32,471	3,313	10%
Gross Profit
Rental	20,009	21,964	(1,955)	(9)%
Rental related services	3,204	3,737	(533)	(14)%
Rental operations	23,213	25,701	(2,488)	(10)%
Sales	638	161	477	nm
Other	316	254	62	24%
Total gross profit	24,167	26,116	(1,949)	(7)%
Selling and administrative expenses	18,853	18,998	(145)	(1)%
Income from operations	5,314	7,118	(1,804)	(25)%
Interest expense allocation	(1,560)	(1,651)	(91)	(6)%
Pre-tax income	$3,754	$5,467	$(1,713)	(31)%
Other Selected Information
Average rental equipment [1]	$312,928	$314,859	$(1,931)	(1)%
Average rental equipment on rent	$137,797	$143,142	$(5,345)	(4)%
Average monthly total yield [2]	1.44%	1.44%		—
Average utilization [3]	44.0%	45.5%		(3)%
Average monthly rental rate [4]	3.26%	3.18%		3%
Period end rental equipment [1]	$310,691	$314,815	$(4,124)	(1)%
Period end utilization [3]	50.4%	45.5%		11%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2021 decreased $1.9 million, or 7%, to $24.2 million.  For the nine months ended September 30, 2021 compared to the same period in 2020:

•

Gross Profit on Rental Revenues – Rental revenues decreased $0.5 million, or 1%, due to 4% lower average rental equipment on rent, partly offset by 3% higher average monthly rental rates in 2021 compared to 2020. As a percentage of rental revenues, depreciation was 31% in 2021 and 30% in 2020, and other direct costs were 20% and 16% in 2021 and 2020, respectively, which resulted in gross margin percentages of 49% and 54% in 2021 and 2020, respectively.  The lower rental revenues and lower rental margins resulted in a 9% decrease in gross profit on rental revenues to $20.0 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.6 million, or 3%, to $17.0 million compared to 2020.  Higher rental related services revenues and lower gross margin percentage of 19% in 2021, compared to 23% in 2020 resulted in rental related services gross profit decreasing 14% to $3.2 million in 2021.

For the nine months ended September 30, 2021, selling and administrative expenses decreased 1% to $18.9 million compared to the same period in 2020.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2021 compared to the same period in 2020 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $136.3 million in 2021, compared to $132.0 million in 2020.  The 10% increase in net cash provided by operating activities was primarily attributable to an increase in accounts payable and accrued liabilities, deferred income and deferred income taxes, partly offset by increased prepaid and other expenses and accounts receivable in 2021.

Cash Flows from Investing Activities:  Net cash used in investing activities was $335.4 million in 2021, compared to $41.5 million in 2020. The $294.0 million increase was primarily due to $285.6 million cash paid for acquisition of businesses during 2021.

Cash Flows from Financing Activities: Net cash provided by financing activities was $200.3 million in 2021, compared to cash used in financing activities of $90.6 million in 2020.  The $290.9 million change was due to $220.2 million higher net borrowing under bank lines of credit to fund the Design Space and Kitchens To Go acquisitions, $60 million net borrowings under the note purchase agreement and $13.6 million lower repurchase of common stock in 2021.

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

At September 30, 2021, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $299.5 million was outstanding, and had capacity to borrow up to an additional $132.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2021, the actual ratio was 4.12 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2021, the actual ratio was 1.92 to 1.

At September 30, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchaser a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2021, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At September 30, 2021, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

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

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity.  The principal balance is due when the notes mature on June 16, 2026.  The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility.  At September 30, 2021, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2021, the actual ratio was 4.12 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At September 30, 2021, the actual ratio was 1.92 to 1.

At September 30, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the nine months ended September 30, 2021.  There were 282,221 shares of common stock repurchased during the nine months ended September, 2020 for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share.  As of September 30, 2021, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations

We believe that our contractual obligations have not changed materially from those included in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2020 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2021.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors.  Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we rent and sell our products;
•	legislative and educational policies where we rent and sell our products;
•	the budgetary constraints of our customers;
•	seasonality of our rental businesses and our end-markets;
•	success of our strategic growth initiatives;
•	costs associated with the launching or integration of new or acquired businesses;
•	the timing and type of equipment purchases, rentals and sales;
•	the nature and duration of the equipment needs of our customers;
•	the timing of new product introductions by us, our suppliers and our competitors;
•	the volume, timing and mix of maintenance and repair work on our rental equipment;
•	supply chain delays or disruptions;
•	inflationary pressures leading to elevated costs for materials and labor;
•	our equipment mix, availability, utilization and pricing;
•	the mix, by state and country, of our revenues, personnel and assets;
•	rental equipment impairment from excess, obsolete or damaged equipment;
•	movements in interest rates or tax rates;
•	changes in, and application of, accounting rules;
•	changes in the regulations applicable to us; and
•	litigation matters.

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

We continue to monitor the ongoing impact of the COVID-19 outbreak around the globe.  This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  Significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic and related variants.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays, supply chain delays or disruptions; elevated costs for materials and labor; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19.

Our ability to retain our executive management and to recruit, retain and motivate key qualified employees is critical to the success of our business.

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer.  We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, and in particular, Joseph Hanna, our Chief Executive Officer.  Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs.  Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel.

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

Acquisitions are inherently risky, and no assurance can be given that our recent and future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition.  The success of our acquisition strategy depends upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business.  The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations; maintaining acceptable standards, controls, procedures and policies; integrating personnel with disparate business backgrounds; combining different corporate cultures; and the impairment of relationships with employees and customers as a result of any integration of new management and other personnel.  In addition, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use, to the extent available, a substantial portion of our Credit Facility.  If we increase the amount borrowed against our available credit line, we would increase the risk of breaching the covenants under our credit facilities with our lenders.  In addition, it would limit our ability to make other investments, or we may be required to seek additional debt or equity financing. Any of these items could adversely affect our results of operations.

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

At September 30, 2021, we had $181.1 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series C, D and E Senior Notes (as defined and more fully described under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business.  In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt.  In addition, we are required to meet certain financial covenants under these instruments.  These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $3.0 million per year for each 1% increase in the average interest rate we pay based on the $299.5 million balance of variable rate debt outstanding at September 30, 2021.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

GENERAL RISKS:

Our effective tax rate may change and become less predictable as our business expands or business mix changes, or as a result of federal and state tax law changes, making our future earnings less predictable.

We continue to consider expansion opportunities domestically and internationally for our rental businesses.  Since the Company’s effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our earnings, less predictable going forward.  Further, the enactment of future tax law changes by federal and state taxing authorities may impact the Company’s current period tax provision and its deferred tax liabilities. In addition, the amount and timing of stock-based compensation may also impact the Company’s current tax provision.

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

As of September 30, 2021, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has increased the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three and nine months ended September 30, 2021, oil and gas exploration and production accounted for approximately 6% and 5% of Adler Tanks’ rental revenues, respectively, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2021	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer