Form 10-K
period 2021-12-31
MCGRATH RENTCORP
filed 2022-02-23
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2021):  $1,958,763,168.

As of February 22, 2022, 24,260,364 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2022 Annual Meeting of Shareholders to be held on June 8, 2022 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2021, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

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

Human Capital Management

As of December 31, 2021, the Company had 1,184 employees, of whom 118 were primarily administrative and executive personnel, with 685, 167, 132 and 82 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively.  None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.   During 2021, Mobile Modular purchased 41% of its modular units from one manufacturer.  The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, Florida, Georgia and Virginia, serving large geographic areas in these and surrounding states, and sales offices serving Louisiana, North Carolina and South Carolina. In 2021, the Company purchased substantially all of the assets of Design Space Modular Buildings PNW, LP, which operated from a number of smaller sales and inventory centers across the Western United States.  In 2021, the Company completed the purchase of the assets of GRS Holding LLC, DBA Kitchens To Go (“Kitchens To Go”).  Kitchens To Go provides interim and permanent modular kitchen solutions serving the United States from its inventory center in Indiana.  These sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity.  The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base.  Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost.  When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment.  Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age.  Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 15 years old with sale proceeds above its net book value.

Competitive Strengths

Market Leadership – Mobile Modular has the leading modular building and container fleet in the United States. Rental units for temporary classroom and other educational space needs are an important market segment and the Company believes Mobile Modular is the leading supplier in California and Florida, and a significant supplier in Texas, of modular educational facilities for rental to both public and private schools.  Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where Mobile Modular operates, which enables Mobile Modular to meet its customers’ specific project requirements.

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

At December 31, 2021, Mobile Modular owned 65,673 new or previously rented modulars and portable storage containers with an aggregate cost of $1,040.1 million including accessories, or an average cost per unit of $15,837.  Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment.  At December 31, 2021, fleet utilization was 76.4% and average fleet utilization during 2021 was 76.2%.  The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage and Kitchens To Go, which represented approximately 10% and 1% of the Company’s 2021 total revenues, respectively.  The Company acquired the assets of Kitchens To Go on April 1, 2021, which provide interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers.  These sales may arise out of its marketing efforts for the rental fleet and from existing equipment already on rent or from specific requests for new buildings for a permanent need.  The Company has a dedicated team that focuses on these custom sale opportunities.  Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units.  During 2021 Mobile Modular’s largest sale represented approximately 4% of Mobile Modular’s sales, 2% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry, notably WillScot Corporation (which merged with Mobile Mini in July 2020), have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have.  In addition, a number of other smaller companies operate regionally throughout the country.  Mobile Modular operates primarily in California, the Pacific Northwest, Texas, Florida, Louisiana, North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C.  Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

Classroom Rentals and Sales to Public Schools (K-12)

Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities.  Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade

twelve (K-12) are a significant portion of the Company’s revenues.   Mobile Modular rents and sells classrooms in California, the Pacific Northwest, Florida, Texas, Louisiana, North Carolina, South Carolina, Georgia, Maryland, Virginia and Washington, D.C.  Enviroplex sells classrooms in the California market. California is Mobile Modular’s largest educational market.  Historically, demand in this market has been fueled by shifting and fluctuating student populations, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities and the phasing out of portable classrooms no longer compliant with current building codes.  The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past five years, that rentals and sales to these schools constitute:

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2021	2020	2019	2018	2017
Modular Rental Revenues (Mobile Modular)	28%	33%	32%	33%	33%
Modular Sales Revenues (Mobile Modular & Enviroplex)	49%	48%	64%	70%	76%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	34%	38%	42%	44%	47%
Consolidated Rental and Sales Revenues [1]	21%	23%	25%	24%	26%
1	Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located on the grounds of the Dallas Fort Worth International Airport in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”).  TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries.  Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2021, the original cost of electronic test equipment inventory was comprised of 79% general purpose electronic test equipment and 21% communications electronic test equipment.

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

At December 31, 2021, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $361.4 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 62.9% as of December 31, 2021 and averaged 67.0% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 20% to 23% of total annual gross profit for our electronics division. For 2021, gross profit on equipment sales was approximately 21% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2021, approximately 16% of the electronic test equipment revenues were derived from sales.  The largest electronic test equipment sale during 2021 represented 5% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sales of electronic test equipment is in excess of $8.0 billion per year.

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

LIQUID AND SOLID CONTAINMENT TANKS AND BOXES

Description

Adler Tanks’ rental inventory is comprised of tanks and boxes used for various containment solutions to store hazardous and non-hazardous liquids and solids in applications such as: refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminals services, wastewater treatment, and waste management and landfill services. The tanks and boxes are comprised of the following products:

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

Market

Liquid and solid containment equipment rental is a market in the U.S with a large and diverse number of market segments including refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, electrical grid transformer maintenance, tank terminals services, wastewater treatment, and waste management and landfill services.

The tank and box rental products may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer.  Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost.  At December 31, 2021, Adler Tanks had rental equipment inventory including accessories with an aggregate cost of $309.9 million.  Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment.  Utilization was 47.6% at December 31, 2021 and averaged 45.4% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February.  These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies.  Some of our national competitors, notably United Rentals, Rain For Rent and Mobile Mini (merged with WillScot in July 2020), may be larger than we are and may have greater financial and other resources than we have.  Some of our competitors also have longer operating histories and lower cost basis of rental equipment than we have.  In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do.  As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates.  Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability.  We may encounter increased competition in the markets that we serve from existing competitors or from new market entrants in the future.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2021	2020	2019	2018	2017
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$220,569	$188,719	$182,316	$159,136	$142,584
Rental related services	72,330	67,527	69,395	54,696	50,448
Total Modular rental operations	292,899	256,246	251,711	213,832	193,032
Sales — Mobile Modular	68,982	63,863	47,043	39,467	37,435
Sales — Enviroplex	31,081	32,737	39,814	29,046	31,369
Total Modular sales	100,063	96,600	86,857	68,513	68,804
Other	1,435	1,415	2,256	1,275	799
Total Modular revenues	$394,397	$354,261	$340,824	$283,620	$262,635
Percentage of rental revenues	56.5%	53.6%	51.5%	49.9%	49.3%
Percentage of total revenues	64.0%	61.9%	59.8%	56.9%	56.8%
Rental equipment, at cost (year-end)	$1,040,094	$882,115	$868,807	$817,375	$775,400
Rental equipment, net book value (year-end)	$751,537	$611,590	$610,048	$572,032	$543,857
Number of units (year-end)	65,673	56,880	56,207	53,035	52,188
Utilization (year-end) [1]	76.4%	76.0%	79.1%	79.3%	77.8%
Average utilization [1]	76.2%	77.2%	79.2%	78.2%	76.8%
Average rental equipment, at cost [2]	$925,951	$825,614	$795,250	$756,513	$747,478
Annual yield on average rental equipment, at cost [4]	23.8%	22.9%	22.9%	21.0%	19.1%
Gross margin on rental revenues	59.9%	62.5%	59.8%	59.8%	56.1%
Gross margin on sales	33.1%	31.9%	33.9%	30.7%	28.0%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$113,419	$109,083	$103,704	$89,937	$82,812
Rental related services	2,880	3,080	3,260	3,300	2,858
Total Electronics rental operations	116,299	112,163	106,964	93,237	85,670
Sales	22,242	26,618	22,106	23,061	20,334
Other	1,653	2,030	2,413	2,359	2,040
Total Electronics revenues	$140,194	$140,811	$131,483	$118,657	$108,044
Percentage of rental revenues	29.1%	31.0%	29.3%	28.2%	28.6%
Percentage of total revenues	22.7%	24.6%	23.1%	23.8%	23.4%
Rental equipment, at cost (year-end)	$361,391	$333,020	$335,343	$285,052	$262,325
Rental equipment, net book value (year-end)	$161,900	$156,536	$172,413	$131,450	$109,482
Utilization (year-end) [1]	62.9%	67.4%	64.5%	62.1%	61.7%
Average utilization [1]	67.0%	66.2%	66.2%	62.7%	62.9%
Average rental equipment, at cost [3]	$351,895	$336,399	$306,426	$275,891	$252,332
Annual yield on average rental equipment, at cost [4]	32.3%	32.4%	33.8%	32.6%	32.8%
Gross margin on rental revenues	41.3%	41.7%	43.8%	43.6%	44.0%
Gross margin on sales	57.0%	47.7%	56.2%	54.6%	56.9%

(dollar amounts in thousands)	Year Ended December 31,
	2021	2020	2019	2018	2017
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$56,025	$53,988	$67,869	$69,701	$64,021
Rental related services	22,851	21,786	28,383	24,911	24,762
Total Tanks and Boxes rental operations	78,876	75,774	96,252	94,612	88,783
Sales	2,930	1,386	1,266	1,044	2,362
Other	436	322	405	397	210
Total Tanks and Boxes revenues	$82,242	$77,482	$97,923	$96,053	$91,355
Percentage of rental revenues	14.4%	15.3%	19.2%	21.9%	22.1%
Percentage of total revenues	13.3%	13.5%	17.2%	19.3%	19.8%
Rental equipment, at cost (year-end)	$309,908	$315,706	$316,261	$313,573	$309,808
Rental equipment, net book value (year-end)	$151,787	$169,990	$185,039	$197,533	$208,981
Utilization (year-end) [1]	47.6%	39.8%	48.4%	56.4%	57.5%
Average utilization [1]	45.4%	44.6%	54.7%	59.9%	56.0%
Average rental equipment, at cost [2]	$312,150	$314,797	$313,810	$310,401	$307,558
Annual yield on average rental equipment, at cost [4]	18.0%	17.2%	21.6%	22.4%	20.8%
Gross margin on rental revenues	50.1%	53.0%	58.3%	61.1%	58.7%
Gross margin on sales	29.2%	7.9%	25.1%	3.7%	15.2%

Total revenues	$616,833	$572,554	$570,230	$498,330	$462,034
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

We continue to monitor the ongoing impact of COVID-19 outbreak around the globe.  This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  Significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic and related variants.  While the Company’s operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays, supply chain delays or disruptions; elevated costs for materials and labor; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19.

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

We are subject to information technology system failures, network disruptions and breaches in data security which could subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. We sustained an immaterial cybersecurity attack in 2021 involving ransomware that impacted certain of our systems, but was unsuccessful in its ability to disrupt our network.  Our investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, directors, contractor workers and their dependents and certain other persons. Upon detection, we promptly undertook steps to address the incident, restored network systems and resumed normal operations.  The attack did not result in any material disruption to our operations or ability to service our customers, and did not affect our financial performance.

In the future, we could experience additional breaches of our security measures resulting in the theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, additional data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our employees, customers or other business partners, may be exposed to unauthorized persons or to the public.

The immaterial breach of our information technology system and any future breaches could subject us to reputational damage. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect.  There can be no assurance that our efforts to protect our data and information technology systems will prevent future breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

Disruptions in our information technology systems or failure to protect these systems against security breaches could adversely affect our business and results of operations.  Additionally, if these systems fail, become unavailable for any period of time or are not upgraded, this could limit our ability to effectively monitor and control our operations and adversely affect our operations.

Our information technology systems facilitate our ability to transact business, monitor and control our operations and adjust to changing market conditions.  We sustained an immaterial cybersecurity attack in 2021 involving ransomware that impacted certain of our systems, but was unsuccessful in its ability to disrupt our network.  Upon detection, we promptly undertook steps to address the incident, restored network systems and resumed normal operations.  Any future cybersecurity attack causing disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner.

In addition, because of recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with failure to adequately protect critical corporate, customer and employee data, which could adversely impact our customer relationships, our reputation, and even violate privacy laws.  As part of our business, we develop, receive and retain confidential data about our company and our customers.

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

At December 31, 2021, we had $179.4 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.7 million per year for each 1% increase in the average interest rate we pay based on the $266.5 million balance of variable rate debt outstanding at December 31, 2021.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of December 31, 2021, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications.  With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company.  During 2021, Mobile Modular purchased 41% of its modular product from one manufacturer.  The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

We believe that demand related to hydraulic fracturing has impacted the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the twelve months ended December 31, 2021, oil and gas exploration and production accounted for approximately 6% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Mobile Modular – Mobile Modular operates from 13 owned and 42 leased locations. Our largest owned facilities include seven inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored:

Livermore, California (137 acres in the San Francisco Bay Area),

Mira Loma, California (79 acres in the Los Angeles area),

Pasadena, Texas (50 acres in the Houston area),

Grand Prairie, Texas (43 acres in the Dallas area),

Auburndale, Florida (123 acres in the Orlando area),

Arcade, Georgia (48 acres in the Atlanta area),

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

Adler Tanks – Adler Tanks operates from 14 owned and 34 leased locations, with branch offices serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.  The leased locations have remaining lease terms ranging from one to three years, or are leased on a month to month basis.  We believe satisfactory alternative properties can be found in all of our markets if we do not renew our existing leased properties.

Enviroplex – The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its 108,000 square foot facility in Stockton, California (San Francisco Bay Area).

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved in various lawsuits and routine claims arising out of the normal course of its business. The Company maintains insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as the

Company reasonably determines necessary or prudent with current operations and historical experience.  The major policies include coverage for property, general liability, cyber, auto, directors and officers, health, and workers’ compensation insurances.  In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under any pending litigation and claims, individually or in the aggregate, will not have a material adverse effect on the financial position or operating results of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”.  As of February 23, 2022, the Company's common stock was held by approximately 43 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.  The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Stock Repurchase Plan

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2021.  There were 282,221 shares of common stock repurchased during the twelve months ended December 31, 2020 for the aggregate purchase price of $13.6 million, or an average purchase price of $48.25 per repurchased share.  As of December 31, 2021, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Reserved

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes.  The Company’s primary emphasis is on equipment rentals.  The Company is comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).  In 2021, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 63%, 28%, 5% and 4%, respectively, of the Company’s income before provision for taxes (the equivalent of “pre-tax income”), compared to 62%, 26%, 6% and 6%, respectively, for 2020.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 79% of the Company’s total revenues in 2021 and for the three years ended December 31, 2021.  Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 58%, 24% and 18%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies.  Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 21% of the Company’s consolidated revenues in 2021 and for the three years ended December 31, 2021. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 77%, 21% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 21%, 23% and 25% of the Company’s consolidated rental and sales revenues for 2021, 2020 and 2019, respectively.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

Acquisitions

On December 31, 2021 the Company completed the purchase of the assets of Titan Storage Containers, LLC (“Titan”) for $6.9 million cash consideration. Titan is a regional provider of portable storage solutions in the Texas market. The acquisition added approximately 1,150 portable storage containers to the existing Mobile Modular division fleet located in the Texas region.  Titan became part of the Mobile Modular reporting segment.

On May 17, 2021, the Company completed the purchase of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $267.3 million cash consideration on the closing date.  Design Space provides modular buildings and portable storage containers rental and sale solutions to customers in the West and Pacific Northwest states in the U.S.  Design Space became part of the Mobile Modular reporting segment.

On April 1, 2021 the Company completed the purchase of the assets of GRS Holding LLC, DBA Kitchens to Go (“Kitchens To Go”) for $18.3 million cash consideration.  Kitchens To Go provides interim and permanent modular kitchen solutions for foodservice providers that require flexible facilities to continue or expand operations.  Kitchens To Go became part of the Mobile Modular division, providing temporary foodservice facilities nationwide.

Dividends

In February 2022, the Company announced that its Board of Directors declared a cash dividend of $0.455 per common share for the quarter ending March 31, 2022, an increase of 5% over the prior year’s comparable quarter.

Note Purchase Agreement

In June 2021, the Company issued and sold to Prudential Retirement Insurance and Annuity Company, The Prudential Insurance Company of America and The Prudential Insurance Company of America (collectively, the “Purchasers”) $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

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

In March 2021, the Company issued and sold to Prudential Retirement Insurance and Annuity Company, The Prudential Insurance Company of America and The Prudential Insurance Company of America (collectively, the “Purchasers”) $40 million aggregate principal amount of 2.57% Series D Notes (the "Series D Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

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

COVID-19

The outbreak of a new strain of coronavirus, COVID-19, which began in December 2019, has continued to spread globally including to every state in the United States.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  Each of the states in which the Company operates, and in some cases the localities as well, have previously issued orders requiring the closure of non-essential business and/or requiring residents to stay at home, however, currently none of the Company’s locations are required to be closed by local or state order.  The Company is following guidelines established by the CDC and WHO and orders issued by state and local governments where the Company operates.  The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity to enable each of its operating segments and branch locations to continue providing services to customers identified as essential businesses under the relevant state and local rules.  The Company has implemented remote work policies, restricted travel, separated work groups, enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles, and requires distancing protocols for production and logistical personnel.  The Company is continuing to monitor and assess orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines.  The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.  While the Company's operating segments and branch locations currently continue to operate, the Company’s results of operations may be negatively impacted by project delays; early returns of equipment currently on rent with customers; overall decreased customer demand for new rental orders, rental related services and sales of new and used rental equipment; and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, the Company has taken a number of precautionary measures to manage its resources conservatively by reducing and/or deferring non-essential capital expenditures and operating expenses to mitigate the adverse impact of the pandemic.  The Company will continue to assess its capital expenditure needs against its cash availability during the crisis to make the most strategic decisions for its business.  Furthermore, the Company believes that its existing $420 million credit facility, coupled with its ability to access additional capital through the issuance of additional senior notes, would strengthen the Company’s liquidity position and serve to mitigate the operational risk related to potential decreased customer demand for new rental orders and sales resulting from the COVID-19 pandemic.

While the Company has not seen a significant impact from COVID-19 in the financial results for the year ended December 31, 2021 as set forth in the below section discussing the results of operations for the year ended December 31, 2021, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2021 over	2020 over
	2021–2019	2021	2020	2019	2020	2019
Revenues
Rental	62%	63%	61%	62%	11%	(1)%
Rental related services	17	16	17	18	6	(9)
Rental operations	79	79	78	80	10	(2)
Sales	20	20	22	19	1	13
Other	1	1	—	1	(6)	(26)
Total revenues	100	100	100	100	8	0
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	15	15	15	14	7	7
Rental related services	12	12	12	13	9	(11)
Other	14	15	13	14	23	(7)
Total direct costs of rental operations	41	42	40	41	13	(3)
Cost of sales	13	13	14	12	(3)	19
Total costs	54	55	54	53	9	2
Gross profit	46	45	46	47	7	(1)
Selling and administrative expenses	22	24	21	22	21	(1)
Income from operations	24	21	25	25	(6)	0
Other income (expense):
Interest expense	2	2	2	2	19	(29)
Foreign currency exchange gain (loss)	—	—	—	—	nm	nm
Income before provision for income taxes	22	20	23	23	(8)	2
Provision for income taxes	5	5	5	6	7	(7)
Net income	16%	15%	18%	17%	-12%	5%

nm = not meaningful

Twelve Months Ended December 31, 2021 Compared to

Twelve Months Ended December 31, 2020

Overview

Consolidated revenues in 2021 increased to $616.8 million from $572.6 million in 2020.  Consolidated net income in 2021 decreased to $89.7 million, or $3.66 per diluted share in 2021, compared to $102.0 million, or $4.16 per diluted share, in 2020.  The Company’s year over year total revenue increase was primarily due to higher rental and rental related services revenues as more fully described below.

For 2021 compared to 2020, on a consolidated basis:

•

Gross profit increased $17.3 million, or 7%, to $281.0 million.  Mobile Modular’s gross profit increased $20.2 million, or 13%, due to higher gross profit on rental, rental related services and sales revenues.  TRS-RenTelco’s gross profit increased $0.5 million, or 1%, primarily due to higher gross profit on rental revenues.  Adler Tanks’ gross profit decreased $0.4 million, or 1%, due to lower gross profit on rental and rental related services revenues.  Enviroplex’s gross profit decreased $3.0 million, or 24%, primarily due to $1.7 million lower sales revenues and lower gross margins of 31.8% compared to 39.5% in 2020.

•

Selling and administrative expenses increased $25.6 million, or 21%, to $148.6 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $12.7 million, primarily from the addition of Design Space and Kitchens To Go employees, and $5.8 million higher amortization of intangible assets from the Design Space and Kitchens To Go acquisitions and $2.0 million of acquisition related transaction costs in 2021.

•	Interest expense increased $1.7 million, or 19%, due to 38% higher average debt levels of the Company, partly offset by 14% lower net average interest rates of 2.81% in 2021 compared to 3.25% in 2020.
•

Pre-tax income contribution was 63%, 28% and 5% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2021, compared to 62%, 26% and 6%, respectively, in 2020.  These results are discussed on a segment basis below.  Pre-tax income contribution by Enviroplex was 4% and 6% in 2021 and 2020, respectively.

•

The provision for income taxes resulted in an effective tax rate of 26.3% and 22.8% for the twelve months ended December 31, 2021 and 2020, respectively.  The higher rate in 2021 was primarily due to increased business activity levels in higher tax rate states.

•

Adjusted EBITDA increased $5.5 million, or 2%, to $246.6 million in 2021.  Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.  A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 47.

Mobile Modular

For 2021, Mobile Modular’s total revenues increased $41.8 million, or 13%, to $363.3 million compared to 2020, primarily due to higher rental, rental related services and sales revenues.  The $24.1 million higher selling and administrative expenses, partly offset by the revenue increase, together with higher gross profit on rental, rental related services and sales revenues, resulted in a decrease in pre-tax income of $5.3 million, or 6%, to $77.0 million in 2021.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2021 compared to 2020

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$220,569	$188,719	$31,850	17%
Rental related services	72,330	67,527	4,803	7%
Rental operations	292,899	256,246	36,653	14%
Sales	68,982	63,863	5,119	8%
Other	1,435	1,415	20	1%
Total revenues	363,316	321,524	41,792	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	28,071	22,967	5,104	22%
Rental related services	53,018	48,910	4,108	8%
Other	60,429	47,762	12,667	27%
Total direct costs of rental operations	141,518	119,639	21,879	18%
Costs of sales	45,758	46,011	(253)	(1)%
Total costs of revenues	187,276	165,650	21,626	13%
Gross Profit
Rental	132,070	117,990	14,080	12%
Rental related services	19,310	18,617	693	4%
Rental operations	151,380	136,607	14,773	11%
Sales	23,225	17,852	5,373	30%
Other	1,435	1,416	19	1%
Total gross profit	176,040	155,875	20,165	13%
Selling and administrative expenses	92,603	68,470	24,133	35%
Income from operations	83,436	87,405	(3,969)	(5)%
Interest expense allocation	(6,433)	(5,104)	1,329	26%
Pre-tax income	$77,003	$82,301	$(5,298)	(6)%
Other Selected Information
Adjusted EBITDA	$128,044	$119,202	$8,842	7%
Average rental equipment [1]	$925,951	$825,614	$100,337	12%
Average rental equipment on rent	$705,577	$637,500	$68,077	11%
Average monthly total yield [2]	1.99%	1.88%		6%
Average utilization [3]	76.2%	77.2%		(1)%
Average monthly rental rate [4]	2.61%	2.47%		6%
Period end rental equipment [1]	$1,001,165	$836,531	$164,634	20%
Period end utilization [3]	76.4%	76.0%		1%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Mobile Modular’s gross profit for 2021 increased $20.2 million, or 13%, to $176.0 million.  For the year ended December 31, 2021 compared to the year ended December 31, 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $32.0 million, or 17%, due to 11% higher average rental equipment on rent and 6% higher average monthly rental rates.  The rental revenue increase was in part due to the new Design Space and Kitchens To Go customers that contributed approximately three quarters of the increase. As a percentage of rental revenues, depreciation was 13% and 12% in 2021 and 2020, respectively, and other direct costs were 27% in 2021 and 25% in 2020, which resulted in gross margin percentage of 60% in 2021 compared to 63% and 2020.  The higher rental revenues and lower rental margins resulted in gross profit on rental revenues increasing $14.1 million, or 12%, to $132.1 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.8 million, or 7%, compared to 2020.  Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease.  The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery and return delivery revenues at Portable Storage. The higher revenues offset by lower gross margin percentage of 27% in 2021 compared to 28% in 2020 resulted in rental related services gross profit increasing $0.7 million, or 4%, to $19.3 million in 2021.

•

Gross Profit on Sales – Sales revenues increased $5.1 million, or 8%, primarily due to higher used equipment sales.  The higher sales revenues and higher gross margins of 34% in 2021 compared to 28% in 2020, resulted in sales gross profit increasing $5.4 million, or 30%, to $23.2 million in 2021.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2021, Mobile Modular’s selling and administrative expenses increased $24.1 million, or 35%, to $92.6 million, primarily due to increased employee salaries and benefit costs totaling $7.4 million, primarily due to the addition of Design Space and Kitchens To Go employees, $5.8 million higher amortization of intangible assets due to the Design Space and Kitchens To Go acquisitions, $4.3 million higher allocated corporate expenses and $2.0 million acquisition related costs in 2021.

TRS-RenTelco

For 2021, TRS-RenTelco’s total revenues decreased $0.6 million to $140.2 million compared to 2020, primarily due to lower sales revenues, partly offset by higher rental revenues.  Pre-tax income decreased $0.7 million, or 2%, to $33.8 million for 2021, primarily due to higher selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2021 compared to 2020

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$113,419	$109,083	$4,336	4%
Rental related services	2,880	3,080	(200)	(6)%
Rental operations	116,299	112,163	4,136	4%
Sales	22,242	26,618	(4,376)	(16)%
Other	1,653	2,030	(377)	(19)%
Total revenues	140,194	140,811	(617)	(0)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	47,374	46,472	902	2%
Rental related services	2,704	2,419	285	12%
Other	19,148	17,133	2,015	12%
Total direct costs of rental operations	69,226	66,024	3,202	5%
Costs of sales	9,574	13,923	(4,349)	(31)%
Total costs of revenues	78,800	79,947	(1,147)	(1)%
Gross Profit
Rental	46,897	45,478	1,419	3%
Rental related services	176	661	(485)	(73)%
Rental operations	47,073	46,139	934	2%
Sales	12,667	12,695	(28)	(0)%
Other	1,653	2,030	(377)	(19)%
Total gross profit	61,394	60,864	530	1%
Selling and administrative expenses	25,152	24,306	846	3%
Income from operations	36,243	36,558	(315)	(1)%
Interest expense allocation	(2,270)	(2,133)	137	6%
Foreign currency exchange (loss) gain	(210)	78	(288)	nm
Pre-tax income	$33,763	$34,503	$(740)	(2)%
Other Selected Information
Adjusted EBITDA	$85,723	$85,082	$641	1%
Average rental equipment [1]	$351,895	$336,399	$15,496	5%
Average rental equipment on rent	$235,773	$222,748	$13,025	6%
Average monthly total yield [2]	2.69%	2.70%		(0)%
Average utilization [3]	67.0%	66.2%		1%
Average monthly rental rate [4]	4.01%	4.08%		(2)%
Period end rental equipment [1]	$361,130	$331,528	$29,602	9%
Period end utilization [3]	62.9%	67.4%		(7)%
1	Average and Period end rental equipment represents the cost of rental equipment excluding accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2021 increased $0.5 million to $61.4 million.  For the year ended December 31, 2021 compared to the year ended December 31, 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.3 million, or 4%, to $113.4 million with depreciation expense increasing $0.9 million, or 2%, and other direct costs increasing $2.0 million, or 12%, resulting in an increase in gross profit on rental revenues of $1.4 million, or 3%, in 2021 compared to 2020.  As a percentage of rental revenues, depreciation was 42% in 2021 and 43% in 2020 and other direct costs was 17% in 2021 compared to 16% in 2020, which resulted in gross margin percentage of 41% in 2021 compared to 42% in 2020.  The rental revenues increase was due to 6% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates.

•

Gross Profit on Sales – Sales revenues decreased $4.4 million, or 16%, to $22.2 million in 2021.  Gross profit on sales was comparable to 2020 with gross margin percentage increasing to 57% from 48% in 2020, primarily due to higher gross margins on used equipment sales.  Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2021, TRS-RenTelco’s selling and administrative expenses increased $0.8 million, or 3%, to $25.2 million, primarily due to higher corporate allocated expenses compared to 2020.

Adler Tanks

For 2021, Adler Tanks’ total revenues increased $4.8 million, or 6%, to $82.2 million compared to 2020, primarily due to higher rental, rental related services and sales revenues.  Pre-tax income decreased $1.3 million, primarily due to lower gross profit on rental and rental related services revenues, and higher selling and administrative expenses, partly offset by higher gross profit on sales revenues.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2021 compared to 2020

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$56,025	$53,988	$2,037	4%
Rental related services	22,851	21,786	1,065	5%
Rental operations	78,876	75,774	3,102	4%
Sales	2,930	1,386	1,544	111%
Other	436	322	114	35%
Total revenues	82,242	77,482	4,760	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,442	16,427	15	0%
Rental related services	18,534	16,776	1,758	10%
Other	11,492	8,923	2,569	29%
Total direct costs of rental operations	46,468	42,126	4,342	10%
Costs of sales	2,075	1,277	798	62%
Total costs of revenues	48,543	43,403	5,140	12%
Gross Profit
Rental	28,091	28,638	(547)	(2%)
Rental related services	4,317	5,010	(693)	(14%)
Rental operations	32,408	33,648	(1,240)	(4%)
Sales	855	109	746	nm
Other	436	322	114	35%
Total gross profit	33,699	34,079	(380)	(1)%
Selling and administrative expenses	25,542	24,764	778	3%
Income from operations	8,157	9,315	(1,158)	(12)%
Interest expense allocation	(2,211)	(2,107)	104	5%
Pre-tax income	$5,946	$7,208	$(1,262)	(18)%
Other Selected Information
Adjusted EBITDA	$27,961	$29,010	$(1,049)	(4)%
Average rental equipment [1]	$312,150	$314,797	$(2,647)	(1)%
Average rental equipment on rent	$141,722	$140,323	$1,399	1%
Average monthly total yield [2]	1.50%	1.43%		5%
Average utilization [3]	45.4%	44.6%		2%
Average monthly rental rate [4]	3.29%	3.21%		2%
Period end rental equipment [1]	$309,091	$314,443	$(5,352)	(2)%
Period end utilization [3]	47.6%	39.8%		19%
1	Average and Period end rental equipment represents the cost of rental equipment excluding new equipment inventory and accessory equipment.
2	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment for the period.
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

Adler Tanks’ gross profit for 2021 decreased $0.4 million, or 1%, to $33.7 million.  For the year ended December 31, 2021 compared to year ended December 31, 2020:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.0 million, or 4%, to $56.0 million, due to 1% higher average rental equipment on rent and 2% higher average monthly rental rates in 2021 as compared to 2020.  As a percentage of rental revenues, depreciation was 29% and 30% in 2021 and 2020, respectively, and other direct costs were 21% and 17% in 2021 and 2020, respectively, which resulted in gross margin percentages of 50% in 2021 compared to 53% in 2020.  The higher rental revenues, together with lower rental margins resulted in gross profit on rental revenues decreasing $0.5 million, or 2%, to $28.1 million in 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.1 million, or 5%, compared to 2020.  The higher revenues together with lower gross margin percentage of 19% in 2021 compared to 23% in 2020 resulted in rental related services gross profit decreasing $0.7 million, or 14%, to $4.3 million in 2021.

For 2021, Adler Tanks’ selling and administrative expenses increased $0.8 million, or 3%, to $25.5 million, primarily due to higher salaries and employee benefit costs and higher corporate allocated expenses.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity.  Adjusted EBITDA is not in accordance with or an alternative for GAAP and may be different from non−GAAP measures used by other companies.  Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include share-based compensation charges.  The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow.  In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison.  The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation.  Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures.  The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance.  Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2021	2020	2019	2018	2017
Net income	$89,705	$101,984	$96,806	$79,406	$153,920
Provision (benefit) for income taxes	32,051	30,060	32,319	25,289	(70,468)
Interest expense	10,455	8,787	12,331	12,297	11,622
Depreciation and amortization	106,695	94,643	89,476	81,975	78,416
EBITDA	238,906	235,474	230,932	198,967	173,490
Impairment of rental assets	—	—	—	39	1,639
Share-based compensation	7,666	5,549	5,892	4,111	3,198
Adjusted EBITDA [1]	$246,572	$241,023	$236,824	$203,117	$178,327
Adjusted EBITDA margin [2]	40%	42%	42%	41%	39%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2021	2020	2019	2018	2017
Adjusted EBITDA [1]	$246,572	$241,023	$236,824	$203,117	$178,327
Interest paid	(10,326)	(9,050)	(12,475)	(12,598)	(11,825)
Income taxes paid, net of refunds received	(9,087)	(34,903)	(17,528)	(18,157)	(29,504)
Gain on sale of used rental equipment	(25,441)	(19,329)	(21,309)	(19,559)	(17,733)
Foreign currency exchange loss (gain)	210	(78)	(84)	489	(334)
Amortization of debt issuance costs	15	11	11	20	50
Change in certain assets and liabilities:
Accounts receivable, net	(23,946)	4,783	(6,310)	(15,144)	(8,995)
Prepaid expenses and other assets	(6,816)	3,807	(13,530)	(9,351)	3,124
Accounts payable and other liabilities	15,481	3,229	17,257	3,592	7,559
Deferred income	9,082	(8,989)	5,138	10,258	1,720
Net cash provided by operating activities	$195,744	$180,504	$187,994	$142,667	$122,389

1	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.
2	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2021, the actual ratio was 4.08 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2021, the actual ratio was 1.73 to 1.

At December 31, 2021, the Company was in compliance with each of these aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2021 as compared to 2020 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $195.7 million for 2021 as compared to $180.5 million in 2020.  The 8% increase was primarily attributable to increased deferred income and deferred income taxes, a higher increase in accounts payable and accrued liabilities and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $351.7 million for 2021 as compared to $53.0 million in 2020.  The $298.7 million increase was primarily due to $27.8 million higher purchases of rental equipment of $114.1 million in 2021, compared to 2020, and $292.2 million cash paid for acquisition of businesses, partly offset by $11.0 million lower purchases of property, plant and equipment and $10.3 million higher proceeds from sales of used rental equipment.

Cash Flows from Financing Activities: Net cash provided by financing activities was $156.2 million in 2021 as compared to $128.5 million net cash used in 2020. The $284.7 million increase was primarily due to $214.4 million higher net borrowings under bank lines of credit to fund the Design Space and Kitchens To Go acquisitions, $60.0 million higher net borrowings under note purchase agreements, and partly offset by $13.6 million lower repurchase of common stock in 2021.

Significant capital expenditures are required to maintain and grow the Company’s rental assets.  During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flows from operations, proceeds from the sale of rental equipment and from borrowings. Sales occur routinely as a normal part of the Company’s rental businesses.  However, these sales can fluctuate from period to period depending on customer requirements and funding.  Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offer additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2021	2020	2019	Totals
Cash provided by operating activities	$195,743	$180,504	$187,994	$564,241
Proceeds from sales of used rental equipment	57,337	47,052	44,447	148,836
Cash available for purchase of rental equipment	253,080	227,556	232,441	713,077
Purchases of rental equipment	(114,145)	(86,329)	(167,703)	(368,177)
Cash available for other purposes	$138,935	$141,227	$64,738	$344,900

In addition to increasing its rental assets, the Company has made acquisitions of businesses and business assets totaling $292.2 million in 2021 and $7.8 million in 2019.  The Company had other capital expenditures for property, plant and equipment of $2.7 million in 2021, $13.7 million in 2020 and $12.1 million in 2019, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $42.2 million, $39.8 million and $35.5 million in the years ended December 31, 2021, 2020 and 2019, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion.  All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock.  There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time.  There were no shares of common stock repurchased during the twelve months ended December 31, 2021. There were 282,221 shares of common stock repurchased during the twelve months ended December 31, 2020, for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share. As of December 31, 2021, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

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

At December 31, 2021, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $266.5 million was outstanding. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2021, the actual ratio was 4.08 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2021, the actual ratio was 1.73 to 1.

At December 31, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

3.84% Senior Notes Due in 2022

In November 2015, the Company issued and sold to the purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Note Purchase Agreement, as amended. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature in 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At December 31, 2021, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At December 31, 2021, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity.  The principal balance is due when the notes mature on June 16, 2026.  The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility.  At December 31, 2021, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•

Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At December 31, 2021, the actual ratio was 4.08 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2021, the actual ratio was 1.73 to 1.

At December 31, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.  Furthermore, the Company believes it has the financial resources to weather any short term impacts of COVID-19.  However, the Company has limited insight into the extent to which its business may be impacted by COVID-19, and there are many uncertainties, including how long and how severely the Company will be impacted.  An extended and severe impact may materially and adversely affect the Company’s future operations, financial position and liquidity.

Contractual Obligations and Commitments

At December 31, 2021, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2025, outstanding amounts under our 3.84%, 2.35% and 2.57% senior notes due in 2022, 2026 and 2028, respectively, and operating leases for facilities.  The operating lease amounts exclude property taxes and insurance.  The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2021 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$266,500	$—	$—	$266,500	$—
3.84% Series C senior notes due in 2022	62,304	62,304		—	—
2.57% Series D senior notes due in 2028	46,682	1,028	2,056	2,056	41,542
2.35% Series E senior notes due in 2026	66,349	1,414	2,820	62,115	—
Operating leases for facilities	10,223	4,993	4,665	565	—
Total contractual obligations	$452,058	$69,739	$9,541	$331,236	$41,542

The Company believes that its needs for working capital and capital expenditures through 2022 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company's Consolidated Statements of Cash Flows on page 64 for a more detailed presentation of the sources and uses of the Company's cash.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with GAAP.  A summary of the Company’s significant accounting policies are in Note 1 to the Company’s consolidated financial statements.  The Company determined its critical accounting policies by considering those policies that involve the most complex or subjective assumptions, estimates, and/or judgement.  Material changes in these assumptions, estimates or judgments could have the potential to have a material impact on the Company’s financial results. The Company has identified below the accounting policies that it believes could potentially have a material impact on operating results if a change in assumption, estimate and/or judgment were to occur.

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

To the extent that the useful lives of all of our rental equipment were to decrease or increase by one year, the Company estimates the annual depreciation expense would increase or decrease by approximately $6 million.  If the estimated residual values of all of our rental equipment were to change one percentage point, the Company estimates the annual depreciation expense would change by approximately $1 million. Any changes in depreciation expense as a result of a change in useful lives or residual values would result in a proportional increase or decrease in the gross profit the Company would recognize upon the ultimate sale of the equipment.

Maintenance, repair and refurbishment - Maintenance and repairs are expensed as incurred.  The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment.  Judgment is involved as to when these costs should be capitalized.  The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as portable storage office conversions, restrooms, sidewalls and ventilation upgrades.  In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. The Company capitalized $6 million in extended life or value added refurbishments in 2021. Changes in these policies to expense these costs as incurred could impact the Company’s financial results.

Acquisition Accounting - The Company has made acquisitions of businesses in the past and records the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition.  Long-lived assets (primarily rental equipment), goodwill and other intangible assets generally represent the largest components of the Company’s acquisitions.  Determining the fair value of the assets and liabilities acquired can be judgmental in nature and can involve the use of significant estimates and assumptions.  Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data.  The intangible assets acquired are primarily comprised of customer relationships, non-compete agreements and trade names.  These assets are valued on an excess earnings or income approach based on projected cash flows. The estimated fair values of these intangible assets reflect various assumptions about revenue growth rates, operating margins, projected cash flows, discount rates, customer attrition rates, terminal values, useful lives and other prospective financial information.  When appropriate, the Company’s estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms.  Goodwill is calculated as the excess of the cost of the acquired business over the net of the fair value of the assets acquired and the liabilities assumed. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact the Company’s financial results in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future.  As discussed below, we regularly review for impairments.

Impairment of rental equipment - The carrying value of the Company’s rental equipment is its capitalized cost less accumulated depreciation.  To the extent events or circumstances indicate that the carrying value cannot be recovered, an impairment loss is recognized to reduce the carrying value to fair value.  The Company evaluates the carrying value of rental equipment for impairment whenever events and circumstances have occurred that would indicate the carrying value may not be fully recoverable.  Determining fair value includes estimates and judgments regarding the projected net cash flows considering current and future market conditions including assumptions regarding utilization, rental pricing, the condition of the equipment, the equipment’s expected remaining life and sale proceeds.  Due to uncertainties inherent in the valuation process and market conditions, it is reasonably possible that actual results of operating and disposing of rental equipment could be materially different than current expectations.

Impairment of goodwill and intangible assets - The Company’s goodwill is not amortized to expense, the Company assesses whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. These impairment assessments occur annually, or more frequently if an event occurs, or circumstances change in the interim that would indicate that it was more likely than not the fair value had reduced below its carrying value. Application of the goodwill impairment assessment requires judgement including the identification of reporting units, assignment of assets and liabilities to reporting units, business projections including changes in pricing, rental and sale activity and costs, long term growth rates and discount rates.  In 2021, 2020 and 2019 the Company performed qualitative assessments taking into consideration the market value of the Company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions, concluding that the fair value of the reporting units substantially exceeded the respective reporting units carrying value, including goodwill.

Intangible assets (other than goodwill) acquired are recorded at their estimated fair value at the date of acquisition.  Definite lived intangibles are amortized over their expected useful lives, while indefinite lived intangibles are not amortized. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests these assets for potential impairment annually and whenever management determines events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Non-lease revenue - Sales revenue is recognized upon delivery and installation of the equipment to customers.  Certain leases are accounted for as sales-type leases.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation. Judgment is involved in determining the performance obligations and standalone selling prices.  To the extent actual results were to differ from these estimates, the timing of profit recognition could change and impact the Company’s financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 3.84%, 2.35% and 2.57% senior notes due in 2022, 2026 and 2028, respectively, and its revolving lines of credit.  Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2021.  The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.  The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series C, Series D and Series E Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2021.

(dollar amounts in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$—	$266,500	$—	$—	$266,500	$266,500
Weighted average interest rate	—	—	—	2.07%	—	—	2.07%
3.84% Series C senior notes due in 2022	$60,000	$—	$—	$—	$—	$—	$60,000	$61,050
Stated interest rate	3.84%	—	—	—	—	—	3.84%
2.35% Series E senior notes due in 2026	$—	$—	$—	$—	$60,000	$—	$60,000	$58,962
Stated interest rate	—	—	—	—	2.35%	—	2.35%
2.57% Series D senior notes due in 2028	$—	$—	$—	$—	$—	$40,000	$40,000	$38,433
Stated interest rate	—	—	—	—	—	2.57%	2.57%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017.  The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates).  Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies.  In 2021, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations.  Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 23, 2022 expressed an unqualified opinion on those financial statements.

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

February 23, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of electronics rental equipment

As described further in Note 1 to the financial statements, the Company evaluates the carrying value of rental equipment for impairment whenever events and circumstances have occurred that would indicate the carrying amount may not be fully recoverable. We identified the valuation of the Company’s TRS-RenTelco rental equipment as a critical audit matter.

The principal consideration for our determination of the valuation of the TRS-RenTelco rental equipment as a critical audit matter is that the TRS-RenTelco rental equipment can be sensitive to new developments in technology, which creates the risk that equipment could become obsolete or impaired. Management’s impairment analysis relies on estimates of the future financial performance of its rental equipment. These estimates include assumptions based upon historical and projected results including utilization, rental pricing, and the equipment’s useful life and expected sales proceeds. The failure to achieve these projections might be an indicator of potential impairment.

Our audit procedures related to the impairment of TRS-RenTelco rental equipment included the following, among others.

•

We tested the design and operating effectiveness of controls relating to the impairment process, determination of the assumptions, and review of equipment that didn’t meet determined performance thresholds.

•	We evaluated the appropriateness of useful lives assigned to the rental equipment.
•

We analyzed trends in utilization and yield (which is derived by dividing rental revenue by equipment cost) at a disaggregated product level, both year-over-year and quarter-over-quarter to evaluate if indicators of impairment were present for any particular product category.

•	For a sample of assets, we inspected underlying supporting evidence and compared to the information in management’s analysis for accuracy.
•

We identified underperforming assets by recalculating management’s analysis performed and using actual margins on sales proceeds. For the assets identified, we inquired of management with respect to these assets and factors driving assessment of realizability and corroborated explanations received.

Valuation of Customer Relationships Intangible Asset Acquired through Design Space Acquisition

As described further in Note 13 to the financial statements, the Company completed the purchase of substantially all of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $267.3 million in cash consideration. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification (ASC) 805 – “Business Combinations” using the purchase method of accounting.  We identified the valuation of the acquired customer relationships asset as a critical audit matter.

The principal considerations for our determination that the Company’s assessment of the fair value of the acquired customer relationships asset represents a critical audit matter is that the judgments and key assumptions made in assessing the fair value of the customer relationship are complex and subjective. The significant assumptions utilized to determine the fair value included projected future cash flows, associated discount rates used to calculate present value, customer attrition rates, and other assumptions that form the basis of the forecasted results. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Our audit procedures related to the valuation of the customer relationships asset from the acquisition of Design Space included the following, among others:

•	We inspected the purchase agreement and evaluated management’s process for identifying and estimating the fair value of the acquired customer relationships asset.
•

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its valuation of the acquired customer relationships asset, including determination of the underlying assumptions.

•

We evaluated the Company's selection of the valuation methodology, significant assumptions, and the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared management’s assumptions used to develop the discount rates to the weighted average cost of capital of guideline public companies. Additionally, we compared the significant assumptions related to prospective financial information to the historical results of the Design Space business and to guideline companies in the same industry. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact on the concluded fair value that would result from changes in assumptions.

•	We reviewed the qualifications of the external third-party valuation specialist engaged by management in the fair value determination.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

San Jose, California

February 23, 2022

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2021	2020
Assets
Cash	$1,491	$1,238
Accounts receivable, net of allowance for doubtful accounts of $2,125 in 2021 and $2,100 in 2020	159,499	123,316
Rental equipment, at cost:
Relocatable modular buildings	1,040,094	882,115
Electronic test equipment	361,391	333,020
Liquid and solid containment tanks and boxes	309,908	315,706
	1,711,393	1,530,841
Less: accumulated depreciation	(646,169)	(592,725)
Rental equipment, net	1,065,224	938,116
Property, plant and equipment, net	135,325	136,210
Prepaid expenses and other assets	54,945	41,549
Intangible assets, net	47,049	7,118
Goodwill	132,393	28,197
Total assets	$1,595,926	$1,275,744
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$426,451	$222,754
Accounts payable and accrued liabilities	136,313	108,334
Deferred income	58,716	45,975
Deferred income taxes, net	242,425	216,077
Total liabilities	863,905	593,140
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,260 shares as of December 31, 2021 and 24,128 shares as of December 31, 2020	108,610	106,289
Retained earnings	623,465	576,419
Accumulated other comprehensive loss	(54)	(104)
Total shareholders’ equity	732,021	682,604
Total liabilities and shareholders’ equity	$1,595,926	$1,275,744

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenues
Rental	$390,013	$351,790	$353,889
Rental related services	98,061	92,393	101,038
Rental operations	488,074	444,183	454,927
Sales	125,235	124,604	110,229
Other	3,524	3,767	5,074
Total revenues	616,833	572,554	570,230
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	91,887	85,866	80,391
Rental related services	74,256	68,105	76,241
Other	91,069	73,818	79,365
Total direct costs of rental operations	257,212	227,789	235,997
Costs of sales	78,600	81,019	68,068
Total costs of revenues	335,812	308,808	304,065
Gross profit	281,021	263,746	266,165
Selling and administrative expenses	148,600	122,993	124,793
Income from operations	132,421	140,753	141,372
Other income (expense):
Interest expense	(10,455)	(8,787)	(12,331)
Foreign currency exchange (loss) gain	(210)	78	84
Income before provision for income taxes	121,756	132,044	129,125
Provision for income taxes	32,051	30,060	32,319
Net income	$89,705	$101,984	$96,806
Earnings per share:
Basic	$3.70	$4.22	$3.99
Diluted	$3.66	$4.16	$3.93
Shares used in per share calculation:
Basic	24,220	24,157	24,250
Diluted	24,515	24,531	24,623
Cash dividends declared per share	$1.74	$1.68	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$89,705	$101,984	$96,806
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax impact	50	(34)	(21)
Comprehensive income	$89,755	$101,950	$96,785

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	24,182	$103,801	$467,783	$(49)	$571,535
Net income	—	—	96,806	—	96,806
Share-based compensation	—	5,892	—	—	5,892
Common stock issued under stock plans, net of shares withheld for employee taxes	114	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,333)	—	—	(3,333)
Dividends accrued at $1.50 per share	—	—	(36,843)	—	(36,843)
Other comprehensive loss	—	—	—	(21)	(21)
Balance at December 31, 2019	24,296	106,360	527,746	(70)	634,036
Net income	—	—	101,984	—	101,984
Share-based compensation	—	5,549	—	—	5,549
Common stock issued under stock plans, net of shares withheld for employee taxes	114	—	—	—	—
Repurchased common stock	(282)	(1,244)	(12,373)	—	(13,617)
Taxes paid related to net share settlement of stock awards	—	(4,376)	—	—	(4,376)
Dividends accrued at $1.68 per share	—	—	(40,938)	—	(40,938)
Other comprehensive loss	—	—	—	(34)	(34)
Balance at December 31, 2020	24,128	106,289	576,419	(104)	682,604
Net income	—	—	89,705	—	89,705
Share-based compensation	—	7,666	—	—	7,666
Common stock issued under stock plans, net of shares withheld for employee taxes	132	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,345)	—	—	(5,345)
Dividends accrued at $1.74 per share	—	—	(42,659)	—	(42,659)
Other comprehensive income	—	—	—	50	50
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$89,704	$101,984	$96,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,695	94,643	89,476
Provision for doubtful accounts	451	1,343	1,013
Share-based compensation	7,666	5,549	5,892
Gain on sale of used rental equipment	(25,441)	(19,329)	(21,309)
Foreign currency exchange loss (gain)	210	(78)	(84)
Amortization of debt issuance costs	15	11	11
Change in:
Accounts receivable	(24,397)	3,440	(7,323)
Prepaid expenses and other assets	(6,816)	3,807	(13,530)
Accounts payable and accrued liabilities	12,226	316	20,298
Deferred income	9,082	(8,989)	5,138
Deferred income taxes	26,348	(2,193)	11,606
Net cash provided by operating activities	195,743	180,504	187,994
Cash Flows from Investing Activities:
Purchases of rental equipment	(114,145)	(86,329)	(167,703)
Purchases of property, plant and equipment	(2,680)	(13,724)	(12,080)
Cash paid for acquisition of businesses	(283,123)	—	(7,808)
Cash paid for acquisition of business assets	(6,585)	—	—
Cash paid for acquisition of non-compete agreements	(2,500)	—	—
Proceeds from sales of used rental equipment	57,337	47,052	44,447
Net cash used in investing activities	(351,696)	(53,001)	(143,144)
Cash Flows from Financing Activities:
Net borrowing (repayment) under bank lines of credit	143,729	(70,689)	(5,144)
Borrowings under note purchase agreement	100,000	—	—
Principal payment of Series B senior notes	(40,000)	—	—
Repurchase of common stock	—	(13,617)	—
Taxes paid related to net share settlement of stock awards	(5,345)	(4,376)	(3,333)
Payment of dividends	(42,182)	(39,769)	(35,539)
Net cash provided by (used in) financing activities	156,202	(128,451)	(44,016)
Effect of foreign currency exchange rate changes on cash	4	(156)	—
Net increase (decrease) in cash	253	(1,104)	834
Cash balance, beginning of period	1,238	2,342	1,508
Cash balance, end of period	$1,491	$1,238	$2,342
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$10,326	$9,050	$12,475
Net income taxes paid, during the period	$9,087	$34,903	$17,528
Dividends accrued during the period, not yet paid	$11,280	$10,083	$9,489
Rental equipment acquisitions, not yet paid	$5,750	$4,373	$6,496

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

The estimated useful lives and residual values of the Company’s rental equipment used for financial reporting purposes are as follows:

Relocatable modular buildings	18 years, 50% residual value
Relocatable modular accessories	3 to 18 years, no residual value
Blast resistant and kitchen modules	20 years, no residual value
Portable storage containers	25 years, 62.5% residual value
Electronic test equipment and accessories	1 to 8 years, no residual value
Liquid and solid containment tanks and boxes and accessories	3 to 20 years, no residual value

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable.  A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment.  If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value.  The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions.  Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2021, 2020 and 2019.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2021	2020
Land	Indefinite	$54,428	$54,429
Land improvements	20 – 50	59,633	59,249
Buildings	30	33,781	32,306
Furniture, office equipment and software	3 – 10	37,965	36,882
Vehicles and machinery	5 – 25	44,560	43,101
		230,367	225,967
Less: accumulated depreciation		(98,333)	(91,514)
		132,034	134,453
Construction in progress		3,291	1,757
		$135,325	$136,210

Property, plant and equipment depreciation expense was $8.9 million, $8.6 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Construction in progress at December 31, 2021 and 2020 consisted primarily of costs related to acquisition of land, land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software.  Costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use.  These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software.  Maintenance, training and post implementation costs are expensed as incurred.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized software costs are included in property, plant and equipment.  The Company capitalized $0.2 million and $0.1 million in internal use software during the years ended December 31, 2021 and 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expenses were $5.1 million, $3.9 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates.  Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill. At December 31, 2021 and 2020, goodwill and trade name intangible assets which have indefinite lives totaled $138.3 million and $34.1 million, respectively.

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

The Company conducted its annual impairment analysis in the fourth quarter of 2021.  The impairment analysis did not result in an impairment charge for the fiscal year ended 2021.  There were no impairment charges in 2020 or 2019.  Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2021	2020	2019
Weighted-average common stock for calculating basic earnings per share	24,220	24,157	24,250
Effect of potentially dilutive securities from equity-based compensation	295	374	373
Weighted-average common stock for calculating diluted earnings per share	24,515	24,531	24,623

In 2021, 2020 and 2019, there were no shares having an anti-dilutive effect requiring exclusion from the computation of diluted earnings per share.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time.  In the twelve months ended December 31, 2021, there were no shares of common stock repurchased. In the twelve months ended December 31, 2020, the Company repurchased 282,221 shares of its common stock for an average purchase price of $48.25 per share or an aggregate price of $13.6 million. There were no repurchases of common stock during the twelve months ended December 31, 2019.  As of December 31, 2021, 1,309,805 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement.  Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $46.2 million at December 31, 2021 and $38.7 million at December 31, 2020. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified.  The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable.  The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts.  Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable.  The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues.  The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay.  The Company recognized bad debt expense of $0.5 million, $1.3 million and $1.0 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.  The allowance for doubtful accounts was $2.1 million, $2.1 million and $1.9 million at December 31, 2021, 2020 and 2019, respectively.

The allowance for doubtful accounts activity was as follows:

(in thousands)	2021	2020
Beginning balance, January 1	$2,100	$1,883
Provision for doubtful accounts	451	1,343
Acquired Design Space Reserve (see Note 13)	125	—
Write-offs, net of recoveries	(551)	(1,126)
Ending balance, December 31	$2,125	$2,100

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable.  From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Net investment in sales-type leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment.  Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset.  The net investment in sales-type leases was $2.2 million at December 31, 2021 and $1.8 million at December 31, 2020.  The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of December 31, 2021.  The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay.  Lease receivables are considered past due 90 days after invoice.  The Company manages the credit risk in net investment in sales-type leases, on an ongoing basis, using a number of factors, including, but not limited to the following:  historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts.  The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers.  The Company does not own available for sale debt securities or other financial assets at December 31, 2021.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $158.5 million and $103.1 million compared to the recorded value of $160.0 million and $100.0 million as of December 31, 2021 and 2020, respectively.  The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values.  The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant.  The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when it is probable that vesting conditions will be met.  In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known. The Company recognizes forfeitures based on actual forfeitures when they occur. The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income.  The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized.  Further information regarding share-based compensation can be found in “Note 8 –Benefit Plans”.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented.  Actual results could differ from those estimates.  The most significant estimates included in the financial statements are the future cash flows and fair values used to determine the recoverability of the rental equipment and identifiable definite and indefinite lived intangible assets carrying value, the various assets’ useful lives and residual values, and the allowance for doubtful accounts.

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

NOTE 3. LEASES

Lessee

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately.  Right-Of-Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term.  Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company uses the interest rate stated in the lease as the discount rate.  If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments.  Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised.  These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years.  The amount of payments associated with such options is not material.  Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less.  The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases.  At December 31, 2021 and 2020 the Company’s ROU assets and operating lease liabilities was $11.0 million and $8.3 million, respectively, which are recorded in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2021, operating lease expense was $5.4 million, which includes short term lease expense of $0.1 million.  At December 31, 2021, the weighted-average remaining lease term for operating leases was 2.4 years and the weighted average discount rate was 2.67%.  The Company had no sub-lease income during the year ended December 31, 2021, and did not have any finance leases as of December 31, 2021.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,171	$3,683

Right of use assets obtained in exchange for lease obligations:
Operating leases	$8,116	$1,885

As of December 31, 2021, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2022	$5,702
2023	3,631
2024	1,613
2025	572
2026	33
Thereafter	—
Total lease payments	11,551
Less: imputed interest	(555)
$10,996

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

As of December 31, 2021, maturities of operating lease payments to be received in 2022 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2022	$101,446
2023	30,782
2024	10,761
2025	3,269
2026	1,414
Thereafter	180
$147,852

In the year ended December 31, 2021, the Company’s lease revenues were $442.6 million, consisting of $439.9 of operating lease revenues and $2.7 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment.  For the year ended December 31, 2021, the Company’s finance lease revenues included $2.5 million of sales revenues and $0.2 million of interest income.  The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2021
Gross minimum lease payments receivable	$2,392
Less – unearned interest	(184)
Net investment in finance lease receivables	$2,208

As of December 31, 2021, the future minimum lease payments under non-cancelable finance leases to be received in 2022 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2022	$1,860
2023	270
2024	78
2025	—
Total minimum future lease payments to be received	$2,208

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms, or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheets and totaled $16.8 million and $11.3 million at December 31, 2021 and 2020, respectively.  Sales revenues totaling $9.8 million were recognized during the year ended December 31, 2021, which were included in the contract liability balance at December 31, 2020.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings.  These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheets and totaled $1.3 million and $1.4 million at December 31, 2021 and 2020, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 840) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2021, 2020 and 2019:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Year Ended December 31,
2021
Leasing	$269,175	$116,769	$56,654	$—	$442,598
Non-lease:
Rental related services	25,034	2,469	22,487	—	49,990
Sales	68,982	19,788	2,930	31,081	122,781
Other	125	1,168	171	—	1,464
Total non-lease	94,141	23,425	25,588	31,081	174,235
Total revenues	$363,316	$140,194	$82,242	$31,081	$616,833

2020
Leasing	$235,003	$112,210	$54,710	$—	$401,923
Non-lease:
Rental related services	22,576	2,618	21,320	—	46,514
Sales	63,863	24,461	1,386	32,737	122,447
Other	82	1,522	66	—	1,670
Total non-lease	86,521	28,601	22,772	32,737	170,631
Total revenues	$321,524	$140,811	$77,482	$32,737	$572,554

2019
Leasing	$234,032	$108,044	$68,917	$—	$410,993
Non-lease:
Rental related services	18,964	2,599	27,634	—	49,197
Sales	47,045	18,995	1,266	39,814	107,120
Other	969	1,845	106	—	2,920
Total non-lease	66,978	23,439	29,006	39,814	159,237
Total revenues	$301,010	$131,483	$97,923	$39,814	$570,230

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

NOTE 5. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2021	2020
Unsecured revolving lines of credit	$266,500	$122,771
3.68% Series B senior notes due in 2021	—	40,000
3.84% Series C senior notes due in 2022	60,000	60,000
2.35% Series E senior notes due in 2026	60,000	—
2.57% Series D senior notes due in 2028	40,000	—
	426,500	222,771
Unamortized debt issuance cost	(49)	(17)
	$426,451	$222,754

As of December 31, 2021, the future minimum payments under the unsecured revolving lines of credit,  3.84% Series C senior notes, 2.35% Series E senior notes, and 2.57% Series D senior notes due in 2022, 2026 and 2028, respectively, are as follows:

(in thousands)
Year Ended December 31,
2022	$60,000
2023	—
2024	—
2025	266,500
2026	60,000
Thereafter	40,000
$426,500

Unsecured Revolving Lines of Credit

On March 31, 2020, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $420.0 million unsecured revolving credit facility (which may be further increased to $670.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $12.0 million Treasury Sweep Note due March 31, 2025, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the “the Prior NPA”): (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2014 and which were repaid on March 17, 2021, and (ii) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on March 31, 2025 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2016 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on March 31, 2020.

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

At December 31, 2021, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $266.5 million was outstanding. The Amended Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2021, the actual ratio was 4.08 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2021, the actual ratio was 1.73 to 1.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either:  (i) LIBOR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin.  The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for LIBOR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $420.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2021 and 2020, the applicable margins were 1.25% for LIBOR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $12.0 million facility not used.  The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility.  The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2021	2020
Maximum amount outstanding	$389,740	$199,471
Average amount outstanding	$239,134	$170,075
Weighted average interest rate, during the period	2.07%	2.11%
Prime interest rate, end of period	3.25%	3.25%

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

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity.  The principal balance is due when the notes mature on March 17, 2028.  The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At December 31, 2021, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity.  The principal balance is due when the notes mature on June 16, 2026.  The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility.  At December 31, 2021, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

 Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2021, the actual ratio was 4.08 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At December 31, 2021, the actual ratio was 1.73 to 1.

 At December 31, 2021, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 6. INCOME TAXES

Income before provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2021	2020	2019
U.S.	$121,660	$131,898	$129,045
Foreign	96	146	80
	$121,756	$132,044	$129,125

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$(1,692)	$23,975	$11,744
State	5,360	6,545	7,353
Foreign	2,035	1,733	1,616
	5,703	32,253	20,713
Deferred:
U.S. Federal	23,433	(755)	10,719
State	2,896	(1,424)	895
Foreign	19	(14)	(8)
	26,348	(2,193)	11,606
Total	$32,051	$30,060	$32,319

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.1	4.7	5.0
State deferred tax apportionment change, net of federal benefit	1.6	(1.6)	0.1
Valuation allowance	0.0	0.0	0.0
Share-based compensation	(2.1)	(1.4)	(1.6)
Enactment of the Tax Cuts and Jobs Act	0.0	(0.3)	(0.1)
Other	0.7	0.4	0.6
	26.3%	22.8%	25.0%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2021	2020
Deferred tax liabilities:
Accelerated depreciation	$244,141	$217,125
Prepaid costs currently deductible	6,069	5,039
Other	6,553	5,970
Total deferred tax liabilities	256,763	228,134
Deferred tax assets:
Accrued costs not yet deductible	11,010	9,200
Allowance for doubtful accounts	548	536
Deferred revenues	219	—
Share-based compensation	2,561	2,321
Total deferred tax assets, net of valuation allowance of $0.2 million in 2021 and 2020	14,338	12,057
Deferred income taxes, net	$242,425	$216,077

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division.  The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India that management estimated the benefit of which will not be realized.  As of December 31, 2021, the Company’s foreign net operating losses for tax purposes were $0.6 million.  If not realized, these carry forwards will begin to expire in 2023.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant.  The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit.  In 2021, 2020 and 2019 exercise of share-based awards by employees resulted in an excess tax benefit of $2.5 million, $1.9 million and $2.1 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2021 and 2020.  In addition, there have been no material changes in unrecognized benefits during 2021, 2020 and 2019.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented.  Such interest and penalties were not significant for the years ended December 31, 2021, 2020 and 2019.

NOTE 7. BENEFIT PLANS

Stock Plans

The Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), effective June 8, 2016, under which 2,000,000 shares of the common stock of the Company, plus the number of shares that remain available for grants of awards under the Company's 2007 Stock Option Plan (the “2007 Plan”) become available as a result of forfeiture, termination, or expiration of awards previously granted under the 2007 Plan, were reserved for the grant of equity awards to its employees, directors and consultants.  The equity awards have a maximum term of 7 years at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date the equity award is granted.  The 2016 Plan replaced the 2007 Plan.

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits.  Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares.  There were no modifications to the 2016 Plan and no awards classified as liabilities in the year ended December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, the share-based compensation expense was $7.7 million, $5.5 million and $5.9 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $2.1 million, $1.5 million and $1.6 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2021, 2020 and 2019.

Stock Options

As of December 31, 2021, a cumulative total of 8,458,600 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37.  Of these, options have been exercised for the purchase of 6,511,238 shares, while options for 1,672,732 shares have been terminated, and options for 274,630 shares with exercise prices ranging from $24.60 to $40.37 remained outstanding under the stock plans.  These options vest over five years and expire seven years after grant.  To date, no options have been issued to any of the Company’s non-employee advisors.  As of December 31, 2021, 1,414,352 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2021 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2018	845,600	$28.14
Options granted	—	—
Options exercised	(260,860)	29.55
Options cancelled/forfeited/expired	(4,600)	30.59
Balance at December 31, 2019	580,140	29.57
Options granted	—	—
Options exercised	(163,670)	30.22
Options cancelled/forfeited/expired	(7,060)	28.95
Balance at December 31, 2020	409,410	29.33
Options granted	—	—
Options exercised	(133,020)	28.57
Options cancelled/forfeited/expired	(1,760)	34.57
Balance at December 31, 2021	274,630	$29.66	1.69	$13.9
Exercisable at December 31, 2021	261,250	$29.39	1.66	$13.3
Expected to vest after December 31, 2021	13,038	$34.97	2.29	$0.6

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $16.2 million, $11.9 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, determined as of the date of option exercise.  As of December 31, 2021, there was approximately $0.1 million of total unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of less than one year.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2021	Weighted-average remaining contractual life (Years)	Weighted-average grant date value	Number exercisable at December 31, 2021	Weighted-average grant date value
$20 – 25	137,585	1.17	$24.60	137,585	$24.60
$25 – 30	—	—	$—	—	$—
$30 – 35	129,225	2.22	$34.47	116,865	$34.46
$35 – 40	6,800	2.00	$39.19	6,800	$39.19
$40 – 45	1,020	2.67	$40.37	—	$40.37
$20 – 45	274,630	1.69	$29.66	261,250	$29.39

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

No options were granted in 2021, 2020 and 2019.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2021:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2018	139,510	$44.73
RSUs granted	83,440	59.98
RSUs vested	(25,862)	48.31
RSUs cancelled/forfeited/expired	(840)	59.84
Balance at December 31, 2019	196,248	50.68
RSUs granted	126,540	50.99
RSUs vested	(89,225)	43.42
RSUs cancelled/forfeited/expired	(7,593)	57.93
Balance at December 31, 2020	225,970	57.06
RSUs granted	116,326	72.75
RSUs vested	(116,242)	53.32
RSUs cancelled/forfeited/expired	(8,646)	52.78
Balance at December 31, 2021	217,408	$67.63	$17.4

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant.  The performance-based RSU grants issued in 2018 and thereafter vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met.  There were 116,989 performance-based RSUs expected to vest as of December 31, 2021.  Service based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service based RSUs issued to the Company’s management vest over three years. There were 111,631 service-based RSUs expected to vest as of December 31, 2021.  No forfeitures are currently expected.  The total fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 based on the weighted average grant date values was $6.2 million, $3.9 million and $1.2 million, respectively.

Share-based compensation expense for RSUs for the year ended December 31, 2021, 2020 and 2019 was $7.3 million, $4.6 million and $4.7, respectively. As of December 31, 2021, the total unrecognized compensation expense related to unvested RSUs was $14.8 million and is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit.  Each employee who has at least two months of service with the Company and is 21 years or older, is eligible to participate in the KSOP.  The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid.  For the year ended December 31, 2021 dividends deducted by the Company were $0.4 million, which resulted in a tax benefit of approximately $0.1 million in 2021.

At December 31, 2021, the KSOP held 245,780 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 8. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2021.   There were 282,221 shares of common stock repurchased during the twelve months ended December 31, 2020 for the aggregate purchase price of $13.6 million or an average price of $48.25 per repurchased share. As of December 31, 2021, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

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

(in thousands)
Year Ended December 31,
2022	$4,993
2023	3,170
2024	1,495
2025	532
2026	33
$10,223

Facility rent expense was $5.6 million in 2021, $3.7 million in 2020 and $3.9 million in 2019.

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

The Company’s health plans are self-funded high deductible plans with annual stop-loss insurance of $200,000 per claim.  Beginning in 2019, the Company’s workers compensation insurance is underwritten by an insurance company with no stop-loss value and $350,000 for prior claim years.  Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis.  In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate.  The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end.  The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates.  A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued.  In addition, our assumptions will change as the Company’s loss experience develops.  All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued.  At December 31, 2021 and 2020, accruals for the Company’s health and workers’ compensation high deductible plans were $2.5 million and $2.2 million, respectively.

NOTE 10. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
December 31, 2021
Customer relationships	8 to 11	7.3	$50,285	$(12,991)	$37,294
Non-compete agreements	5	4.2	3,296	(499)	$2,797
Customer backlog	0.5	—	1,900	(1,900)	$—
Trade name	8	7.3	1,200	(113)	$1,087
Total amortizing			56,681	(15,503)	41,178
Trade name - non-amortizing	Indefinite		5,871	—	$5,871
Total			$62,552	$(15,503)	$47,049

December 31, 2020
Customer relationships	11	6.8	$10,644	$(9,510)	$1,134
Non-compete agreements	5	3.6	157	(44)	$113
Total amortizing			10,801	(9,554)	1,247
Trade name - non-amortizing	Indefinite		5,871	—	$5,871
Total			$16,672	$(9,554)	$7,118

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in the years ended December 31, 2021, 2020 and 2019 was $5.9 million, $0.2 million and $0.9 million, respectively.  Based on the carrying values at December 31, 2021 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $5.9 million in 2022 through 2025, $5.4 million in 2026 and $5.2 million in 2027.

NOTE 11. RELATED PARTY TRANSACTIONS

There were no significant related party transactions in the years ended December 31, 2021 and 2020, or amounts owed to related parties at such dates.

NOTE 12. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, and income before provision for income taxes.    Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits.  The Company does not report total assets by business segment.  Summarized financial information for the years ended December 31, 2021, 2020 and 2019, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2021
Rental revenues	$220,569	$113,419	$56,025	$—	$390,013
Rental related services revenues	72,330	2,880	22,851	—	98,061
Sales and other revenues	70,417	23,895	3,366	31,081	128,759
Total revenues	363,316	140,194	82,242	31,081	616,833
Depreciation of rental equipment	28,071	47,374	16,442	—	91,887
Gross profit	176,040	61,394	33,699	9,888	281,021
Selling and administrative expenses	92,603	25,152	25,542	5,303	148,600
Income from operations	83,436	36,243	8,157	4,585	132,421
Interest expense (income) allocation	6,433	2,270	2,211	(459)	10,455
Income before provision for income taxes	77,003	33,763	5,946	5,044	121,756
Adjusted EBITDA	128,044	85,723	27,961	4,844	246,572
Rental equipment acquisitions	188,392	61,097	191	—	249,680
Accounts receivable, net (period end)	112,295	22,115	16,378	8,711	159,499
Rental equipment, at cost (period end)	1,040,094	361,391	309,908	—	1,711,393
Rental equipment, net book value (period end)	751,537	161,900	151,787	—	1,065,224
Utilization (period end) [2]	76.4%	62.9%	47.6%
Average utilization [2]	76.2%	67.0%	45.4%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2020
Rental revenues	$188,719	$109,083	$53,988	$—	$351,790
Rental related services revenues	67,527	3,080	21,786	—	92,393
Sales and other revenues	65,278	28,648	1,708	32,737	128,371
Total revenues	321,524	140,811	77,482	32,737	572,554
Depreciation of rental equipment	22,967	46,472	16,427	—	85,866
Gross profit	155,874	60,864	34,079	12,929	263,746
Selling and administrative expenses	68,470	24,306	24,764	5,453	122,993
Income from operations	87,404	36,558	9,315	7,476	140,753
Interest expense (income) allocation	5,104	2,133	2,107	(557)	8,787
Income before benefit for income taxes	82,300	34,503	7,208	8,033	132,044
Adjusted EBITDA	119,202	85,082	29,010	7,729	241,023
Rental equipment acquisitions	39,078	42,588	2,541	—	84,207
Accounts receivable, net (period end)	81,640	22,735	13,655	5,286	123,316
Rental equipment, at cost (period end)	882,115	333,020	315,706	—	1,530,841
Rental equipment, net book value (period end)	611,590	156,536	169,990	—	938,116
Utilization (period end) [2]	76.0%	67.4%	39.8%
Average utilization [2]	77.2%	66.2%	44.6%

2019
Rental revenues	$182,316	$103,704	$67,869	$—	$353,889
Rental related services revenues	69,395	3,260	28,383	—	101,038
Sales and other revenues	49,299	24,519	1,671	39,814	115,303
Total revenues	301,010	131,483	97,923	39,814	570,230
Depreciation of rental equipment	22,071	41,948	16,372	—	80,391
Gross profit	143,618	60,748	47,014	14,785	266,165
Selling and administrative expenses	65,699	24,645	29,321	5,128	124,793
Income from operations	77,919	36,103	17,693	9,657	141,372
Interest expense (income) allocation	7,946	1,970	3,436	(1,021)	12,331
Income before benefit for income taxes	69,973	34,217	14,257	10,678	129,125
Adjusted EBITDA	107,166	80,772	38,993	9,892	236,823
Rental equipment acquisitions	75,433	89,759	4,826	—	170,018
Accounts receivable, net (period end)	83,182	23,788	17,281	3,848	128,099
Rental equipment, at cost (period end)	868,807	335,343	316,261	—	1,520,411
Rental equipment, net book value (period end)	610,048	172,413	185,039	—	967,500
Utilization (period end) [2]	79.1%	64.5%	48.4%
Average utilization [2]	79.2%	66.2%	54.7%

1Gross Enviroplex sales revenues were $32,095, $34,014 and $39,814 in 2021, 2020 and 2019, respectively.  There were $1,014 and $1,277 inter-segment sales to Mobile Modular in 2021 and 2020, which have been eliminated in consolidation.  There were no inter-segment sales in 2019.

2Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment.  The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2021, 2020 and 2019.  Revenue from foreign country customers accounted for 4%, 4% and 5% of the Company’s revenues for the same periods, respectively.

NOTE 13. ACQUISITIONS

On May 17, 2021, the Company completed the purchase of substantially all of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $267.3 million in cash consideration on the closing date.  Design Space provides modular buildings and portable storage containers rental and sale solutions to customers in the West and Pacific Northwest states in the U.S. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification (ASC) 805 – “Business Combinations” using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. As part of the Design Space acquisition, the Company entered into a non-compete agreement with the sellers. The cash consideration allocated to the non-compete agreement totaled $2.5 million. This intangible asset was not considered part of the purchase price consideration and included in the table below as the sellers subject to the non-compete agreement did not continue with the Company.  The financial results of Design Space were a part of the Mobile Modular segment since May 17, 2021, including $1.7 million of transaction costs.

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

The following tables summarize the purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Design Space and Kitchens To Go acquisitions, with excess amounts allocated to goodwill. The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

Design Space:

(dollar amounts in thousands)
Rental equipment	$116,272
Intangible assets:
Goodwill	101,874
Customer relationships	37,900
Non-compete	2,500
Customer backlog	1,600
Accounts receivable	12,025
Property, plant and equipment	4,139
Prepaid expenses and other assets	5,366
Accounts payable and accrued liabilities	(11,613)
Deferred income	(2,784)
Total purchase price	$267,279

Kitchens To Go:

(dollar amounts in thousands)
Rental equipment	$12,853
Intangible assets:
Goodwill	2,322
Customer relationships	1,700
Trade name	1,200
Non-compete	600
Customer backlog	300
Accounts receivable	212
Property, plant and equipment	365
Prepaid expenses and other assets	1,199
Accounts payable and accrued liabilities	(1,659)
Deferred income	(747)
Total purchase price	$18,345

The value assigned to identifiable intangible assets have been determined based on discounted estimated future cash flows associated with such assets to their present value.  The combined acquired goodwill of $104,196 reflects the strategic fit of Design Space and Kitchens to Go with the Company’s modular business operations.  The Company will amortize the acquired customer relationships, tradename, non-compete and customer backlog over their expected useful lives of 8 years, 8 years, 5 years and 6 months, respectively.  Goodwill is expected to have an indefinite life and will be subject to future impairment testing.  The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of operations of the Company, Design Space and Kitchens To Go as if the acquisitions occurred as of the beginning of the periods presented.  The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions.  A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 28% on the acquisitions’ combined net income. The pro forma results for the year ended December 31, 2020 have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Year Ended December 31,
(dollar amounts in thousands, except for per share amounts)	2021	2020
Pro-forma total revenues	$647,866	$670,207
Pro-forma net income	$93,065	$112,029
Pro-forma basic earnings per share	$3.84	$4.64
Pro-forma diluted earnings per share	$3.80	$4.57

Design Space and Kitchens To Go
Actual total revenues	$39,056
Actual net income	$2,671
Actual basic earnings per share	$0.11
Actual diluted earnings per share	$0.11

On December 31, 2021 the Company completed the purchase of the assets of Titan Storage Containers, LLC (“Titan”) for $6.6 million in cash consideration on the closing date and $0.3 million remaining liability to the seller.  The acquisition was accounted for as a purchase of “assets” in accordance with criteria in ASC 805 and the initial assessment of the fair value of the purchased assets was allocated primarily to rental equipment totaling $6.2 million and rolling stock assets totaling $0.8 million, partially offset by accrued liabilities of $0.2 million. The rolling stock assets include delivery trucks, delivery trailers, trucks and forklifts.  Supplemental pro forma prior year information has not been provided as the historical financial results of Titan were not significant. Incremental transaction costs associated with the asset purchase were not significant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2021, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 11, 2016) and incorporated herein by reference.

4.2	Credit Agreement dated as of March 31, 2020 among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party thereto.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.2.1	Guaranty dated as of March 31, 2020 among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the administrative agent for the Lenders.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.2.2	$12,000,000 committed Amended and Restated Credit Facility Letter Agreement between the Company and MUFG Union Bank, N.A., dated as of March 31, 2020.	Filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.

4.2.3	$12,000,000 Amended and Restated Credit Line Note, dated March 31, 2020, in favor of MUFG Union Bank, N.A.	Filed as exhibit 10.4 to the Company’s Current Report on Form 8-K (filed April 3, 2020) and incorporated herein by reference.
4.3	Description of Registrant’s Securities.	Filed as exhibit 4.2.4 to the Company’s Annual Report on Form 10K for the year ended December 31, 2019 (filed February 25, 2020), and incorporated herein by reference.

10.1	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.1.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.2	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

Number	Description	Method of Filing

10.2.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.4	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (filed July 31, 2013), and incorporated herein by reference.

10.5	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.5.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.5.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement	Filed as exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

10.5.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement	Filed as exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed August 2, 2016), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104     Cover Page Interactive Data File (embedded within the inline XBRL document).

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2022		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kim A. Box	Director	February 23, 2022
KIM A. BOX

/s/ Smita Conjeevaram	Director	February 23, 2022
Smita Conjeevaram

/s/ William J. Dawson	Director	February 23, 2022
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 23, 2022
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 23, 2022
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Chairman of the Board	February 23, 2022
BRADLEY M. SHUSTER

/s/ M. Richard Smith	Director	February 23, 2022
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 23, 2022
DENNIS P. STRADFORD