Form 10-Q
period 2022-03-31
MCGRATH RENTCORP
filed 2022-04-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, 24,345,398 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation), and subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-months ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Jose, California

April 28, 2022

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenues
Rental	$104,241	$86,087
Rental related services	24,317	19,669
Rental operations	128,558	105,756
Sales	15,876	14,611
Other	939	828
Total revenues	145,373	121,195
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,874	21,255
Rental related services	18,143	14,604
Other	27,823	19,707
Total direct costs of rental operations	69,840	55,566
Costs of sales	9,044	8,548
Total costs of revenues	78,884	64,114
Gross profit	66,489	57,081
Selling and administrative expenses	39,127	33,137
Income from operations	27,362	23,944
Other income (expense):
Interest expense	(2,820)	(1,783)
Foreign currency exchange gain (loss)	13	(55)
Income before provision for income taxes	24,555	22,106
Provision for income taxes	5,762	4,708
Net income	$18,793	$17,398
Earnings per share:
Basic	$0.77	$0.72
Diluted	$0.77	$0.71
Shares used in per share calculation:
Basic	24,285	24,153
Diluted	24,534	24,512
Cash dividends declared per share	$0.455	$0.435

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$18,793	$17,398
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	3	38
Comprehensive income	$18,796	$17,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2022	2021
Assets
Cash	$1,603	$1,491
Accounts receivable, net of allowance for credit losses of $2,125 in 2022 and 2021	151,564	159,499
Rental equipment, at cost:
Relocatable modular buildings	1,059,030	1,040,094
Electronic test equipment	378,766	361,391
Liquid and solid containment tanks and boxes	308,790	309,908
	1,746,586	1,711,393
Less: accumulated depreciation	(663,631)	(646,169)
Rental equipment, net	1,082,955	1,065,224
Property, plant and equipment, net	138,515	135,325
Prepaid expenses and other assets	50,732	54,945
Intangible assets, net	45,566	47,049
Goodwill	132,305	132,393
Total assets	$1,603,240	$1,595,926
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$423,974	$426,451
Accounts payable and accrued liabilities	138,690	136,313
Deferred income	63,939	58,716
Deferred income taxes, net	238,749	242,425
Total liabilities	865,352	863,905
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,335 shares as of March 31, 2022 and 24,260 shares as of December 31, 2021	106,765	108,610
Retained earnings	631,174	623,465
Accumulated other comprehensive loss	(51)	(54)
Total shareholders’ equity	737,888	732,021
Total liabilities and shareholders’ equity	$1,603,240	$1,595,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	18,793	—	18,793
Share-based compensation	—	1,760	—	—	1,760
Common stock issued under stock plans, net of shares withheld for employee taxes	75	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,605)	—	—	(3,605)
Dividends accrued of $0.455 per share	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	3	3
Balance at March 31, 2022	24,335	$106,765	$631,174	$(51)	$737,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	17,398	—	17,398
Share-based compensation	—	1,777	—	—	1,777
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,482)	—	—	(3,482)
Dividends accrued of $0.435 per share	—	—	(10,650)	—	(10,650)
Other comprehensive income	—	—	—	38	38
Balance at March 31, 2021	24,206	$104,584	$583,167	$(66)	$687,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$18,793	$17,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,584	23,460
Deferred income taxes	(3,676)	(3,258)
Provision for doubtful accounts	13	99
Share-based compensation	1,760	1,777
Gain on sale of used rental equipment	(5,364)	(4,794)
Foreign currency exchange (gain) loss	(13)	55
Amortization of debt issuance costs	4	3
Change in:
Accounts receivable	7,922	1,009
Prepaid expenses and other assets	4,213	(94)
Accounts payable and accrued liabilities	(4,716)	(2,633)
Deferred income	5,223	4,587
Net cash provided by operating activities	51,743	37,609
Cash Flows from Investing Activities:
Purchases of rental equipment	(39,430)	(17,984)
Purchases of property, plant and equipment	(5,417)	(981)
Proceeds from sales of used rental equipment	10,308	10,418
Net cash used in investing activities	(34,539)	(8,547)
Cash Flows from Financing Activities:
Net repayment under bank lines of credit	(2,482)	(13,931)
Taxes paid related to net share settlement of stock awards	(3,605)	(3,482)
Payment of dividends	(11,006)	(10,554)
Net cash used in financing activities	(17,093)	(27,967)
Effect of foreign currency exchange rate changes on cash	1	(4)
Net increase in cash	112	1,091
Cash balance, beginning of period	1,491	1,238
Cash balance, end of period	$1,603	$2,329
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$2,137	$1,625
Net income taxes paid, during the period	$420	$372
Dividends accrued during the period, not yet paid	$11,357	$9,810
Rental equipment acquisitions, not yet paid	$12,869	$11,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three months ended March 31, 2022 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 23, 2022 for the year ended December 31, 2021 (the “2021 Annual Report”).

NOTE 2. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards.  The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Accounting Standards Codification (ASC) 842, Leases.   Revenues determined to be non-lease related are accounted for in accordance with ASC 606, Revenue from Contracts with Customers.  The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtains control when delivery and installation are complete.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract.  The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $21.8 million and $16.8 million at March 31, 2022 and December 31, 2021, respectively.  Sales revenues totaling $2.2 million were recognized during the three months ended March 31, 2022, which were included in the contract liability balance at December 31, 2021.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $0.9 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively.

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

In the three months ended March 31, 2022, the Company’s lease revenues were $118.5 million, consisting of $117.8 million  of operating lease revenues and $0.7 million of finance lease revenues.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the three months ended March 31, 2022 include $0.6 million of sales revenues and $0.1 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of ASC 842) and non-lease revenues (within the scope of ASC 606) and the underlying service provided for the three months ended March 31, 2022 and 2021:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended March 31,
2022
Leasing	$74,595	$29,411	$14,478	$—	$118,484
Non-lease:
Rental related services	5,650	551	5,185	—	11,386
Sales	10,375	3,278	657	917	15,227
Other	25	251	—	—	276
Total non-lease	16,050	4,080	5,842	917	26,889
Total revenues	$90,645	$33,491	$20,320	$917	$145,373

2021
Leasing	$57,803	$27,813	$12,339	$—	$97,955
Non-lease:
Rental related services	3,206	608	4,761	—	8,575
Sales	7,620	4,877	608	1,234	14,339
Other	19	305	2	—	326
Total non-lease	10,845	5,790	5,371	1,234	23,240
Total revenues	$68,648	$33,603	$17,710	$1,234	$121,195

Customer returns of rental equipment prior to the end of the rental contract term are typically billed a cancellation fee, which is recorded as rental revenue in the period billed.  Sales of new relocatable modular buildings, portable storage containers, electronic test equipment and related accessories and liquid and solid containment tanks and boxes not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold.  The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, warranty costs have not been significant.

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Weighted-average number of shares of common stock for calculating basic earnings per share	24,285	24,153
Effect of potentially dilutive securities from equity-based compensation	249	359
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,534	24,512

There were no anti-dilutive securities excluded from the computation of diluted earnings per share in the three months ended March 31, 2022 and 2021.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three months ended March 31, 2022 and 2021. As of March 31, 2022, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
March 31, 2022
Customer relationships	8 to 11	7.1	$50,285	$(14,271)	$36,014
Non-compete agreements	5	4.0	3,296	(665)	2,631
Customer backlog	0.5	—	1,900	(1,900)	—
Trade name	8	7.0	1,200	(150)	1,050
Total amortizing			56,681	(16,986)	39,695
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,552	$(16,986)	$45,566

December 31, 2021
Customer relationships	8 to 11	7.3	$50,285	$(12,991)	$37,294
Non-compete agreements	5	4.2	3,296	(499)	2,797
Customer backlog	0.5	—	1,900	(1,900)	—
Trade name	8	7.3	1,200	(113)	1,087
Total amortizing			56,681	(15,503)	41,178
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,552	$(15,503)	$47,049

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.  The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2021, with no indicators of impairment.  In addition, no impairment triggering events occurred during the three months ended March 31, 2022.  Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in the three months ended March 31, 2022 and 2021, was $1.5 million and $0.1 million, respectively.  Based on the carrying values at March 31, 2022 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $4.4 million for the remainder of fiscal year 2022, $5.9 million annually in 2023 through 2025, $5.4 million in 2026 and $5.2 million in 2027.

NOTE 5. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2021 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations, income before provision for income taxes and adjusted EBITDA. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the three months ended March 31, 2022 and 2021 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Three Months Ended March 31,
2022
Rental revenues	$61,538	$28,512	$14,191	$ —	$104,241
Rental related services revenues	18,361	671	5,285	—	24,317
Sales and other revenues	10,746	4,308	844	917	16,815
Total revenues	90,645	33,491	20,320	917	145,373
Depreciation of rental equipment	7,833	12,029	4,012	—	23,874
Gross profit	43,141	14,690	8,454	204	66,489
Selling and administrative expenses	24,692	6,590	6,522	1,323	39,127
Income (loss) from operations	18,449	8,100	1,932	(1,119)	27,362
Interest (expense) income allocation	(1,821)	(586)	(544)	131	(2,820)
Income (loss) before provision for income taxes	16,628	7,527	1,388	(988)	24,555
Adjusted EBITDA	30,405	20,653	6,707	(1,046)	56,719
Rental equipment acquisitions	23,088	23,351	109	—	46,548
Accounts receivable, net (period end)	106,682	25,124	14,788	4,970	151,564
Rental equipment, at cost (period end)	1,059,030	378,766	308,790	—	1,746,586
Rental equipment, net book value (period end)	763,710	171,863	147,382	—	1,082,955
Utilization (period end) [2]	77.6%	64.7%	50.4%
Average utilization [2]	77.1%	64.6%	48.3%
2021
Rental revenues	$46,657	$27,276	$12,154	$ —	$86,087
Rental related services revenues	14,051	740	4,878	—	19,669
Sales and other revenues	7,940	5,587	678	1,234	15,439
Total revenues	68,648	33,603	17,710	1,234	121,195
Depreciation of rental equipment	5,819	11,362	4,074	—	21,255
Gross profit	34,934	14,753	7,043	351	57,081
Selling and administrative expenses	19,237	6,298	6,267	1,335	33,137
Income (loss) from operations	15,697	8,455	776	(984)	23,944
Interest (expense) income allocation	(1,046)	(420)	(431)	114	(1,783)
Income (loss) before provision for income taxes	14,651	7,980	345	(870)	22,106
Adjusted EBITDA	23,955	20,392	5,700	(921)	49,126
Rental equipment acquisitions	8,428	16,380	(102)	—	24,706
Accounts receivable, net (period end)	81,378	21,367	13,030	6,433	122,208
Rental equipment, at cost (period end)	886,299	342,105	314,444	—	1,542,848
Rental equipment, net book value (period end)	611,097	159,410	165,436	—	935,943
Utilization (period end) [2]	75.8%	69.2%	43.0%
Average utilization [2]	75.8%	68.1%	40.3%

1.

Gross Enviroplex sales revenues were $917 and $2,090 for the three months ended March 31, 2022 and 2021, respectively. There were $0 and $856 inter-segment sales to Mobile Modular in the three months ended March 31, 2022 and 2021, respectively, which required elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2022 and 2021. Revenues from foreign country customers accounted for 4% and 5% of the Company’s total revenues for the same periods, respectively.

NOTE 6. ACQUISITIONS

On May 17, 2021, the Company completed the purchase of substantially all of the assets of Design Space Modular Buildings PNW, LP (“Design Space”) for $267.3 million in cash consideration on the closing date.  Design Space provides modular buildings and portable storage containers rental and sale solutions to customers in the West and Pacific Northwest states in the U.S. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The financial results of Design Space were a part of the Mobile Modular segment since May 17, 2021, including $1.7 million of transaction costs.

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

The following unaudited pro forma financial information shows the combined results of operations of the Company, Design Space and Kitchens To Go as if the acquisitions occurred as of the beginning of the periods presented.  The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 28% on the acquisitions’ combined net income. The pro forma results for the three months ended March 31, 2021 have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Three months ended March 31,
(dollar amounts in thousands, except for per share amounts)	2022	2021
Pro-forma total revenues	$145,373	$141,304
Pro-forma net income	$18,793	$18,890
Pro-forma basic earnings per share	$0.77	$0.78
Pro-forma diluted earnings per share	$0.77	$0.77

Design Space and Kitchens To Go
Actual total revenues	$18,174
Actual net income	$1,543
Actual basic earnings per share	$0.06
Actual diluted earnings per share	$0.06

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022 (the “2021 Annual Report”).  In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2021 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.  We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 12% of the Company’s total revenues in the three months ended March 31, 2022. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.   Kitchens To Go was acquired on April 1, 2021, with its results included in the Mobile Modular segment since that date. Design Space was acquired on May 17, 2021, with its results included in the Mobile Modular segment since that date. See Note 6 to the Condensed Consolidated Financial Statements for the three months ended March 31, 2022, for more details about the acquisitions.

In the three months ended March 31, 2022, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 67%, 31%, 6% and negative 4% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 66%, 36%, 2% and negative 4% for the same period in 2021.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage, Kitchens To Go and Enviroplex) are derived from rentals and sales to commercial and education customers.  Modular revenues are affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size.  As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions.  At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools.  Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company.  (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2021 Annual Report and “Item 1a. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future,  a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 88% and 87% of consolidated revenues in the three months ended March 31, 2022 and 2021, respectively.  Of the total rental operations revenues for the three months ended March 31, 2022, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 62%, 23% and 15%, respectively, compared to 57%, 27% and 16%, respectively, in the same period of 2021.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the three months ended March 31, 2022 and 2021, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 12% and 13% of the Company’s consolidated revenues, respectively.  Of the total sales and other revenues for the three months ended March 31, 2022 and 2021, Mobile Modular and Enviroplex together comprised 69% and 59%, respectively, TRS-RenTelco comprised 26% and 36%, respectively, and Adler Tanks comprised 5% for both periods.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On February 23, 2022, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.455 per common share for the quarter ended March 31, 2022, an increase of 5% over the prior year’s comparable quarter.

COVID-19

The outbreak of a new strain of coronavirus, COVID-19, which began in December 2019, has continued to spread globally including to every state in the United States.  The Center for Disease Control (“CDC”) and World Health Organization (“WHO”) recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment.  The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity.  The Company has implemented remote work policies and enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles.  The Company is continuing to monitor and assess orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines.  The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

While the Company has not seen a significant impact from COVID-19 in the financial results for the quarter ended March 31, 2022 as set forth in the below section discussing the results of operations for the quarter ended March 31, 2022, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic and related business and operational pressures will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended March 31, 2022 Compared to

Three Months Ended March 31, 2021

Overview

Consolidated revenues for the three months ended March 31, 2022 increased 20% to $145.4 million from $121.2 million in the same period in 2021.  Consolidated net income for the three months ended March 31, 2022 increased 8% to $18.8 million, from $17.4 million for the same period in 2021.  Earnings per diluted share for the three months ended March 31, 2022 increased 8% to $0.77 from $0.71 for the same period in 2021.

For the three months ended March 31, 2022, on a consolidated basis:

•

Gross profit increased $9.4 million, or 16%, to $66.5 million in 2022.  Mobile Modular’s gross profit increased $8.2 million, or 23%, primarily due to higher gross profit on rental, rental related services, and sales revenues.  TRS-RenTelco’s gross profit was comparable at $14.7 million.  Adler Tanks’ gross profit increased $1.4 million, or 20%, primarily due to higher gross profit on rental and other revenues.  Enviroplex’s gross profit decreased $0.1 million, primarily due to $0.3 million lower sales revenues in 2022 and lower gross margins of 22% compared to 28% in 2021.

•

Selling and administrative expenses increased $6.0 million, or 18%, to $39.1 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $4.3 million, primarily due to the addition of Design Space and Kitchens To Go employees, and $1.4 million higher amortization of intangible assets primarily from the Design Space and Kitchens To Go acquisitions.

•

Interest expense increased $1.0 million, or 58%, to $2.8 million due to 94% higher average debt levels of the Company, partly offset by 19% lower net average interest rates of 2.68% in 2022 compared to 3.29% in 2021.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 67%, 31% and 6%, respectively, compared to 66%, 36% and 2%, respectively, for the comparable 2021 period.  These results are discussed on a segment basis below.  Enviroplex pre-tax income contribution was negative 4% in 2022 and 2021, respectively.

•

The provision for income taxes resulted in an effective tax rate of 23.5% and 21.3% for the quarters ended March 31, 2022 and 2021, respectively.  The higher rate in 2022 was due to lower excess tax benefit from stock compensation and increased business activity levels in higher tax rate states.

•	Adjusted EBITDA increased $7.6 million, or 15%, to $56.7 million in 2022.

Mobile Modular

For the three months ended March 31, 2022, Mobile Modular’s total revenues increased $22.0 million, or 32%, to $90.6 million compared to the same period in 2021, primarily due to higher rental, rental related services, and sales revenues. The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a 13% increase in pre-tax income to $16.6 million for the three months ended March 31, 2022, from $14.7 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/22 compared to Three Months Ended 3/31/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$61,538	$46,657	$14,881	32%
Rental related services	18,361	14,051	4,310	31%
Rental operations	79,899	60,708	19,191	32%
Sales	10,375	7,620	2,755	36%
Other	371	320	51	16%
Total revenues	90,645	68,648	21,997	32%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,833	5,819	2,014	35%
Rental related services	13,180	10,072	3,108	31%
Other	20,162	12,875	7,287	57%
Total direct costs of rental operations	41,175	28,766	12,409	43%
Costs of sales	6,329	4,948	1,381	28%
Total costs of revenues	47,504	33,714	13,790	41%
Gross Profit
Rental	33,543	27,963	5,580	20%
Rental related services	5,181	3,979	1,202	30%
Rental operations	38,724	31,942	6,782	21%
Sales	4,046	2,672	1,374	51%
Other	371	320	51	16%
Total gross profit	43,141	34,934	8,207	23%
Selling and administrative expenses	24,692	19,237	5,455	28%
Income from operations	18,449	15,697	2,752	18%
Interest expense allocation	(1,821)	(1,046)	775	74%
Pre-tax income	$16,628	$14,651	$1,977	13%
Other Selected Information
Adjusted EBITDA	$30,405	$23,955	$6,450	27%
Average rental equipment [1]	$1,006,903	$836,893	$170,010	20%
Average rental equipment on rent	$776,360	$634,648	$141,712	22%
Average monthly total yield [2]	2.04%	1.86%		10%
Average utilization [3]	77.1%	75.8%		2%
Average monthly rental rate [4]	2.64%	2.45%		8%
Period end rental equipment [1]	$1,013,791	$838,479	$175,312	21%
Period end utilization [3]	77.6%	75.8%		2%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended March 31, 2022 increased $8.2 million, or 23%, to $43.1 million.  For the three months ended March 31, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $14.9 million, or 32%, due to 22% higher average rental equipment on rent and 8% higher average monthly rental rate in 2022. As a percentage of rental revenues, depreciation was 13% in 2022 and 12% in 2021, and other direct costs were 33% in 2022 and 28% in 2021, which resulted in gross margin percentages of 55% in 2022 compared to 60% in 2021.  The higher rental revenues and lower rental margins, resulted in gross profit on rental revenues increasing $5.6 million, or 20%, to $33.5 million in 2022.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $4.3 million, or 31%, compared to 2021.  Most of these service revenues are negotiated with the initial modular building lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased delivery and return delivery revenues at Portable Storage.  The higher revenues and comparable gross margin percentage of 28% in 2022 and 2021, resulted in rental related services gross profit increasing $1.2 million, or 30%, to $5.2 million in 2022.

•

Gross Profit on Sales – Sales revenues increased $2.8 million, or 36%, compared to 2021, due to higher new and used equipment sales.  The higher gross margin percentage of 39% in 2022 compared to 35% in 2021, and higher sales revenue resulted in gross profit on sales increasing $1.4 million, or 51%, to $4.0 million.  The higher gross margin on sales in 2022 was primarily due to higher margins on used sales.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2022, selling and administrative expenses increased $5.5 million, or 28%, to $24.7 million, primarily due to increased employee salaries and benefit costs totaling $2.8 million, primarily due to the addition of Design Space and Kitchens To Go employees, $1.4 million higher amortization of intangible assets primarily due to the Design Space and Kitchens To Go acquisitions and $1.6 million higher allocated corporate expenses, partly offset by lower marketing and administrative expenses.

TRS-RenTelco

For the three months ended March 31, 2022, TRS-RenTelco’s total revenues decreased $0.1 million to $33.5 million compared to the same period in 2021, primarily due to lower sales revenues, partly offset by higher rental revenues.  Higher selling and administrative expenses and a decrease in gross profit resulted in a 6% decrease in pre-tax income to $7.5 million for the three months ended March 31, 2022, from $8.0 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/22 compared to Three Months Ended 3/31/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$28,512	$27,276	$1,236	5%
Rental related services	671	740	(69)	(9)%
Rental operations	29,183	28,016	1,167	4%
Sales	3,927	5,149	(1,222)	(24)%
Other	381	438	(57)	(13)%
Total revenues	33,491	33,603	(112)	(0)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,029	11,362	667	6%
Rental related services	580	653	(73)	(11)%
Other	4,692	4,534	158	3%
Total direct costs of rental operations	17,301	16,549	752	5%
Costs of sales	1,500	2,301	(801)	(35)%
Total costs of revenues	18,801	18,850	(49)	(0)%
Gross Profit
Rental	11,791	11,380	411	4%
Rental related services	91	87	4	5%
Rental operations	11,882	11,467	415	4%
Sales	2,427	2,848	(421)	(15)%
Other	381	438	(57)	(13)%
Total gross profit	14,690	14,753	(63)	(0)%
Selling and administrative expenses	6,590	6,298	292	5%
Income from operations	8,100	8,455	(355)	(4)%
Interest expense allocation	(586)	(420)	166	40%
Foreign currency exchange gain (loss)	13	(55)	(68)	124%
Pre-tax income	$7,527	$7,980	$(453)	(6)%
Other Selected Information
Adjusted EBITDA	$20,653	$20,392	$261	1%
Average rental equipment [1]	$366,667	$334,781	$31,886	10%
Average rental equipment on rent	$236,889	$227,866	$9,023	4%
Average monthly total yield [2]	2.59%	2.72%		(5)%
Average utilization [3]	64.6%	68.1%		(5)%
Average monthly rental rate [4]	4.01%	3.99%		1%
Period end rental equipment [1]	$374,392	$339,363	$35,029	10%
Period end utilization [3]	64.7%	69.2%		(7)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2022 decreased $0.1 million, to $14.7 million. For the three months ended March 31, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.2 million, or 5%, depreciation expense increased $0.7 million, or 6%, and other direct costs increased $0.2 million or 3%, resulting in a 4% increase in gross profit on rental revenues to $11.8 million.  As a percentage of rental revenues, depreciation was 42% in 2022 and 2021, and other direct costs were 16% in 2022 and 17% in 2021, which resulted in a gross margin percentage of 41% in 2022 compared to 42% in 2021.  The rental revenues increase was due to 4% higher average rental equipment on rent and 1% higher average monthly rental rates in 2022 as compared to 2021.

•

Gross Profit on Sales – Sales revenues decreased $1.2 million, or 24%, to $3.9 million in 2022.  Gross profit on sales decreased 15%, to $2.4 million, with gross margin percentage of 62% in 2022, compared to 55% in 2021. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2022, selling and administrative expenses increased $0.3 million, or 5%, to $6.6 million.

Adler Tanks

For the three months ended March 31, 2022, Adler Tanks’ total revenues increased $2.6 million, or 15%, to $20.3 million compared to the same period in 2021, due to higher rental, rental related services and sales revenues.  Higher gross profit on rental revenues, partly offset by an increase in selling and administrative expenses and higher allocated interest expense, resulted in a $1.0 million increase in pre-tax income to $1.4 million for the three months ended March 31, 2022, compared to the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 3/31/22 compared to Three Months Ended 3/31/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$14,191	$12,154	$2,037	17%
Rental related services	5,285	4,878	407	8%
Rental operations	19,476	17,032	2,444	14%
Sales	657	608	49	8%
Other	187	70	117	167%
Total revenues	20,320	17,710	2,610	15%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,012	4,074	(62)	(2)%
Rental related services	4,383	3,879	504	13%
Other	2,969	2,298	671	29%
Total direct costs of rental operations	11,364	10,251	1,113	11%
Costs of sales	502	416	86	21%
Total costs of revenues	11,866	10,667	1,199	11%
Gross Profit
Rental	7,210	5,782	1,428	25%
Rental related services	902	999	(97)	(10)%
Rental operations	8,112	6,781	1,331	20%
Sales	155	192	(37)	(19)%
Other	187	70	117	167%
Total gross profit	8,454	7,043	1,411	20%
Selling and administrative expenses	6,522	6,267	255	4%
Income from operations	1,932	776	1,156	149%
Interest expense allocation	(544)	(431)	113	26%
Pre-tax income	$1,388	$345	$1,043	nm
Other Selected Information
Adjusted EBITDA	$6,707	$5,700	$1,007	18%
Average rental equipment [1]	$308,533	$313,873	$(5,340)	(2)%
Average rental equipment on rent	$149,141	$126,343	$22,798	18%
Average monthly total yield [2]	1.53%	1.29%		19%
Average utilization [3]	48.3%	40.3%		20%
Average monthly rental rate [4]	3.17%	3.21%		(1)%
Period end rental equipment [1]	$307,842	$313,434	$(5,592)	(2)%
Period end utilization [3]	50.4%	43.0%		17%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the three months ended March 31, 2022 increased $1.4 million, or 20%, to $8.5 million.  For the three months ended March 31, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.0 million, or 17%, primarily due to 18% higher average equipment on rent in 2022 compared to 2021. As a percentage of rental revenues, depreciation was 28% in 2022 and 34% in 2021, and other direct costs were 21% and 19% in 2022 and 2021, respectively, which resulted in gross margin percentages of 51% and 48% in 2022 and 2021, respectively.  The higher rental revenues and higher rental margins resulted in an increase in gross profit on rental revenues of $1.4 million, or 25%, to $7.2 million in 2022 compared to 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $0.4 million, or 8%, to $5.3 million compared to 2021. The higher rental related services revenues with lower gross margin percentage of 17% in 2022 compared to 21% in 2021, resulted in rental related services gross profit decreasing 10% to $0.9 million in 2022.

For the three months ended March 31, 2022, selling and administrative expenses increased 4% to $6.5 million compared to the same period in 2021, primarily due to higher allocated corporate expenses.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
Net income	$18,793	$17,398	$91,100	$99,223
Provision for income taxes	5,762	4,708	33,105	28,313
Interest expense	2,820	1,783	11,492	7,918
Depreciation and amortization	27,584	23,460	110,819	94,241
EBITDA	54,959	47,349	246,516	229,695
Share-based compensation	1,760	1,777	7,649	5,603
Adjusted EBITDA [1]	$56,719	$49,126	$254,165	$235,298
Adjusted EBITDA margin [2]	39%	41%	40%	42%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
Adjusted EBITDA [1]	$56,719	$49,126	$254,165	$235,298
Interest paid	(2,137)	(1,625)	(10,838)	(7,816)
Income taxes paid, net of refunds received	(420)	(372)	(9,135)	(34,912)
Gain on sale of used rental equipment	(5,364)	(4,794)	(26,011)	(19,335)
Foreign currency exchange (gain) loss	(13)	55	142	(459)
Amortization of debt issuance costs	4	3	16	11
Change in certain assets and liabilities:
Accounts receivable, net	7,935	1,108	(17,119)	3,626
Prepaid expenses and other assets	4,213	(94)	(2,509)	3,350
Accounts payable and other liabilities	(14,417)	(10,385)	11,449	4,013
Deferred income	5,223	4,587	9,718	(11,345)
Net cash provided by operating activities	$51,743	$37,609	$209,878	$172,431

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At March 31, 2022, the actual ratio was 4.12 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2022, the actual ratio was 1.67 to 1.

At March 31, 2022, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2022 compared to the same period in 2021 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $51.3 million in 2022, compared to $37.6 million in 2021.  The 36% increase in net cash provided by operating activities was primarily attributable to higher income from operations, a decrease in accounts receivable and prepaid expenses and other assets, partly offset by a decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities:  Net cash used in investing activities was $34.5 million in 2022, compared to $8.5 million in 2021. The $26.0 million increase was primarily attributable to $21.4 million higher purchases of rental equipment and $4.4 million higher purchases of property, plant and equipment during 2022.

Cash Flows from Financing Activities: Net cash used in financing activities was $16.6 million in 2022, compared to $28.0 million in 2021.  The $11.4 million change was primarily attributable to lower net repayments under bank lines of credit.

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

At March 31, 2022, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $264.0 million was outstanding, and had capacity to borrow up to an additional $168.0 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2022, the actual ratio was 4.12 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2022, the actual ratio was 1.67 to 1.

At March 31, 2022, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At March 31, 2022, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At March 31, 2022, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity.  The principal balance is due when the notes mature on June 16, 2026.  The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility.  At March 31, 2022, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2022, the actual ratio was 4.12 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At March 31, 2022, the actual ratio was 1.67 to 1.

At March 31, 2022, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the three months ended March 31, 2022 and 2021.  As of March 31, 2022, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2021 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2022. Refer to our 2021 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2021 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2022.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

You should carefully consider the following discussion of various risks and uncertainties.  We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize.  In that event, the market price for our common stock could decline, and you may lose all or part of your investment.  The risk factors below are intended to supersede in their entirety the risk factors contained in “Item 1. A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our operating results may fluctuate in the future, may fail to match our past performance or fail to meet the expectations of analysts and investors.  Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we rent and sell our products;
•	legislative and educational policies where we rent and sell our products;
•	the budgetary constraints of our customers;
•	seasonality of our rental businesses and our end-markets;
•	success of our strategic growth initiatives;
•	costs associated with the launching or integration of new or acquired businesses;
•	the timing and type of equipment purchases, rentals and sales;
•	the nature and duration of the equipment needs of our customers;
•	the timing of new product introductions by us, our suppliers and our competitors;
•	the volume, timing and mix of maintenance and repair work on our rental equipment;
•	supply chain delays or disruptions;
•	our equipment mix, availability, utilization and pricing;
•	inflation in the cost of materials, labor and new rental equipment;
•	the mix, by state and country, of our revenues, personnel and assets;
•	rental equipment impairment from excess, obsolete or damaged equipment;
•	movements in interest rates or tax rates;
•	changes in, and application of, accounting rules;
•	changes in the regulations applicable to us; and
•	litigation matters.

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

At March 31, 2022, we had $177.9 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

As of March 31, 2022, 64% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has impacted the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the three months ended March 31, 2022, oil and gas exploration and production accounted for approximately 6% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.4	McGrath RentCorp Change in Control Severance Plan

10.6	McGrath RentCorp Involuntary Termination Severance Eligibility Policy

10.7	McGrath RentCorp 2022 Officer Cash Bonus Plan

10.8.1	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement – Corporate

10.8.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement – Division Management

10.8.3	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement – Enviroplex

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2022	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer