Form 10-Q
period 2022-06-30
MCGRATH RENTCORP
filed 2022-07-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, 24,378,043 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation), and subsidiaries (the “Company”) as of June 30, 2022, and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity, for the three-month and six-month periods ended June 30, 2022 and 2021, cash flows for the six-month periods ended June 30, 2022 and 2021 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

July 28, 2022

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Rental	$110,624	$94,581	$214,865	$180,668
Rental related services	28,819	22,688	53,136	42,357
Rental operations	139,443	117,269	268,001	223,025
Sales	36,471	28,256	52,347	42,867
Other	1,117	910	2,056	1,738
Total revenues	177,031	146,435	322,404	267,630
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	24,064	23,159	47,938	44,414
Rental related services	20,853	17,276	38,996	31,880
Other	32,825	23,278	60,648	42,985
Total direct costs of rental operations	77,742	63,713	147,582	119,279
Costs of sales	21,452	16,855	30,496	25,403
Total costs of revenues	99,194	80,568	178,078	144,682
Gross profit	77,837	65,867	144,326	122,948
Selling and administrative expenses	40,788	36,261	79,915	69,398
Income from operations	37,049	29,606	64,411	53,550
Other expense:
Interest expense	(3,001)	(2,257)	(5,821)	(4,040)
Foreign currency exchange loss	(181)	(2)	(168)	(57)
Income before provision for income taxes	33,867	27,347	58,422	49,453
Provision for income taxes	7,730	6,739	13,492	11,447
Net income	$26,137	$20,608	$44,930	$38,006
Earnings per share:
Basic	$1.07	$0.85	$1.85	$1.57
Diluted	$1.07	$0.84	$1.83	$1.55
Shares used in per share calculation:
Basic	24,360	24,229	24,323	24,191
Diluted	24,509	24,494	24,522	24,505
Cash dividends declared per share	$0.455	$0.435	$0.910	$0.870

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$26,137	$20,608	$44,930	$38,006
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax impact	61	(3)	64	35
Comprehensive income	$26,198	$20,605	$44,994	$38,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2022	2021
Assets
Cash	$874	$1,491
Accounts receivable, net of allowance for credit losses of $2,125 in 2022 and 2021	167,329	159,499
Rental equipment, at cost:
Relocatable modular buildings	1,075,898	1,040,094
Electronic test equipment	389,383	361,391
Liquid and solid containment tanks and boxes	309,010	309,908
	1,774,291	1,711,393
Less: accumulated depreciation	(676,766)	(646,169)
Rental equipment, net	1,097,525	1,065,224
Property, plant and equipment, net	137,465	135,325
Prepaid expenses and other assets	65,800	54,945
Intangible assets, net	44,086	47,049
Goodwill	132,305	132,393
Total assets	$1,645,384	$1,595,926
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$441,460	$426,451
Accounts payable and accrued liabilities	137,729	136,313
Deferred income	77,551	58,716
Deferred income taxes, net	236,610	242,425
Total liabilities	893,350	863,905
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,378 shares as of June 30, 2022 and 24,260 shares as of December 31, 2021	105,894	108,610
Retained earnings	646,130	623,465
Accumulated other comprehensive income (loss)	10	(54)
Total shareholders’ equity	752,034	732,021
Total liabilities and shareholders’ equity	$1,645,384	$1,595,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	18,793	—	18,793
Share-based compensation	—	1,760	—	—	1,760
Common stock issued under stock plans, net of shares withheld for employee taxes	75	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,605)	—	—	(3,605)
Dividends accrued of $0.455 per share	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	3	3
Balance at March 31, 2022	24,335	$106,765	$631,174	$(51)	$737,888
Net income	—	—	26,137	—	26,137
Share-based compensation	—	1,652	—	—	1,652
Common stock issued under stock plans, net of shares withheld for employee taxes	43	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,523)	—	—	(2,523)
Dividends accrued of $0.455 per share	—	—	(11,181)	—	(11,181)
Other comprehensive income	—	—	—	61	61
Balance at June 30, 2022	24,378	$105,894	$646,130	$10	$752,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	17,398	—	17,398
Share-based compensation	—	1,777	—	—	1,777
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,482)	—	—	(3,482)
Dividends accrued of $0.435 per share	—	—	(10,650)	—	(10,650)
Other comprehensive income	—	—	—	38	38
Balance at March 31, 2021	24,206	$104,584	$583,167	$(66)	$687,685
Net income	—	—	20,608	—	20,608
Share-based compensation	—	1,820	—	—	1,820
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,346)	—	—	(1,346)
Dividends accrued of $0.435 per share	—	—	(10,643)	—	(10,643)
Other comprehensive loss	—	—	—	(3)	(3)
Balance at June 30, 2021	24,245	$105,058	$593,132	$(69)	$698,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$44,930	$38,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,355	50,559
Deferred income taxes	(5,815)	7,268
Provision for doubtful accounts	49	138
Share-based compensation	3,412	3,597
Gain on sale of used rental equipment	(16,093)	(11,870)
Foreign currency exchange loss	168	57
Amortization of debt issuance costs	9	6
Change in:
Accounts receivable	(7,879)	(5,494)
Prepaid expenses and other assets	(10,855)	(9,385)
Accounts payable and accrued liabilities	(73)	17,642
Deferred income	18,835	7,458
Net cash provided by operating activities	82,043	97,982
Cash Flows from Investing Activities:
Purchases of rental equipment	(94,820)	(58,902)
Purchases of property, plant and equipment	(6,594)	(2,272)
Cash paid for acquisition of businesses	—	(284,341)
Proceeds from sales of used rental equipment	31,830	24,674
Net cash used in investing activities	(69,584)	(320,841)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	15,000	189,983
Borrowings under note purchase agreement	—	60,000
Taxes paid related to net share settlement of stock awards	(6,128)	(4,828)
Payment of dividends	(22,083)	(21,089)
Net cash (used in) provided by financing activities	(13,211)	224,066
Effect of foreign currency exchange rate changes on cash	135	(33)
Net (decrease) increase in cash	(617)	1,174
Cash balance, beginning of period	1,491	1,238
Cash balance, end of period	$874	$2,412
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$5,821	$3,987
Net income taxes paid, during the period	$17,078	$6,990
Dividends accrued during the period, not yet paid	$11,009	$9,918
Rental equipment acquisitions, not yet paid	$6,906	$8,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made.  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The consolidated results for the three and six months ended June 30, 2022 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 23, 2022 for the year ended December 31, 2021 (the “2021 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the separate recognition and measurement guidance for troubled debt restructurings by creditors. In addition, the ASU requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The Company generally rents and sells to customers on 30 day payment terms.  The Company does not typically offer variable payment terms or accept non-monetary consideration.  Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet.  For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment.  The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.  These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $34.3 million and $16.8 million at June 30, 2022 and December 31, 2021, respectively.  Sales revenues totaling $4.2 million and $6.5 million were recognized during the three and six months ended June 30, 2022, which were included in the contract liability balance at December 31, 2021.  For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.8 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

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

In the three and six months ended June 30, 2022, the Company’s lease revenues were $126.8 million and $245.3 million, respectively, consisting of $125.8 million and $243.6 million of operating lease revenues, respectively, and $1.0 million and $1.7 million of finance lease revenues, respectively.  The Company has entered into finance leases to finance certain equipment sales to customers.  The lease agreements have a bargain purchase option at the end of the lease term.  For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment.  The Company’s finance lease revenues for the three and six months ended June 30, 2022 include $0.9 million and $1.5 million of sales revenues, respectively, and $0.1 million and $0.2 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of ASC 842) and non-lease revenues (within the scope of ASC 606) and the underlying service provided for the three months ended June 30, 2022 and 2021:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended June 30,
2022
Leasing	$79,671	$30,909	$16,244	$—	$126,824
Non-lease:
Rental related services	6,883	683	6,636	—	14,202
Sales	24,816	5,462	601	4,650	35,529
Other	7	287	182	—	476
Total non-lease	31,706	6,432	7,419	4,650	50,207
Total revenues	$111,377	$37,341	$23,663	$4,650	$177,031

2021
Leasing	$65,184	$28,717	$13,609	$—	$107,510
Non-lease:
Rental related services	4,584	621	5,713	—	10,918
Sales	14,784	4,108	593	8,122	27,607
Other	20	337	43	—	400
Total non-lease	19,388	5,066	6,349	8,122	38,925
Total revenues	$84,572	$33,783	$19,958	$8,122	$146,435

Six Months Ended June 30,
2022
Leasing	$154,265	$60,319	$30,723	$—	$245,307
Non-lease:
Rental related services	12,533	1,235	11,821	—	25,589
Sales	35,191	8,741	1,258	5,567	50,757
Other	33	537	181	—	751
Total non-lease	47,757	10,513	13,260	5,567	77,097
Total revenues	$202,022	$70,832	$43,983	$5,567	$322,404

2021
Leasing	$122,987	$56,530	$25,947	$—	$205,464
Non-lease:
Rental related services	7,790	1,229	10,474	—	19,493
Sales	22,404	8,984	1,201	9,356	41,945
Other	39	643	46	—	728
Total non-lease	30,233	10,856	11,721	9,356	62,166
Total revenues	$153,220	$67,386	$37,668	$9,356	$267,630

Customer returns of rental equipment prior to the end of the rental contract term are typically billed a cancellation fee, which is recorded as rental revenue in the period billed.  Sales of new relocatable modular buildings, portable storage containers, electronic test equipment and related accessories and liquid and solid containment tanks and boxes not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold.  The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, warranty costs have not been significant to date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Weighted-average number of shares of common stock for calculating basic earnings per share	24,360	24,229	24,323	24,191
Effect of potentially dilutive securities from equity-based compensation	149	265	199	314
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,509	24,494	24,522	24,505

There were 7,315 anti-dilutive securities excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022 and no anti-dilutive securities excluded for the same period in 2021.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
June 30, 2022
Customer relationships	8 to 11	6.8	$50,285	$(15,548)	$34,737
Non-compete agreements	5	3.7	3,296	(830)	2,466
Customer backlog	0.5	—	2,200	(2,200)	—
Trade name	8	6.8	1,200	(188)	1,012
Total amortizing			56,981	(18,766)	38,215
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,852	$(18,766)	$44,086

December 31, 2021
Customer relationships	8 to 11	7.3	$50,285	$(12,991)	$37,294
Non-compete agreements	5	4.2	3,296	(499)	2,797
Customer backlog	0.5	—	1,900	(1,900)	—
Trade name	8	7.3	1,200	(113)	1,087
Total amortizing			56,681	(15,503)	41,178
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,552	$(15,503)	$47,049

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely.  The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment.  If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value.  Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.  The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2021, with no indicators of impairment.  In addition, no impairment triggering events occurred during the six months ended June 30, 2022.  Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions.  The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives.  Amortization expense in the six months ended June 30, 2022 and 2021, was $3.0 million and $1.7 million, respectively.  Based on the carrying values at June 30, 2022 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $3.0 million for the remainder of fiscal year 2022, $5.9 million annually in 2023 through 2025, $5.4 million in 2026 and $5.2 million in 2027.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2021 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations, income before provision for income taxes and adjusted EBITDA. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues.  Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.  Summarized financial information for the six months ended June 30, 2022 and 2021 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2022
Rental revenues	$126,487	$58,230	$30,148	$—	$214,865
Rental related services revenues	39,594	1,484	12,058	—	53,136
Sales and other revenues	35,941	11,118	1,777	5,567	54,403
Total revenues	202,022	70,832	43,983	5,567	322,404
Depreciation of rental equipment	15,582	24,362	7,994	—	47,938
Gross profit	92,820	30,826	19,335	1,345	144,326
Selling and administrative expenses	50,447	13,204	13,501	2,763	79,915
Income (loss) from operations	42,373	17,622	5,834	(1,418)	64,411
Interest (expense) income allocation	(3,821)	(1,232)	(1,119)	351	(5,821)
Income (loss) before provision for income taxes	38,552	16,222	4,715	(1,067)	58,422
Adjusted EBITDA	66,178	42,781	15,327	(1,276)	123,010
Rental equipment acquisitions	51,575	42,791	1,610	—	95,976
Accounts receivable, net (period end)	118,865	24,796	17,248	6,420	167,329
Rental equipment, at cost (period end)	1,075,898	389,383	309,010	—	1,774,291
Rental equipment, net book value (period end)	776,003	177,038	144,484	—	1,097,525
Utilization (period end) [2]	78.6%	65.3%	51.8%
Average utilization [2]	77.6%	64.6%	49.9%
2021
Rental revenues	$99,895	$55,136	$25,637	$—	$180,668
Rental related services revenues	30,258	1,450	10,649	—	42,357
Sales and other revenues	23,067	10,800	1,382	9,356	44,605
Total revenues	153,220	67,386	37,668	9,356	267,630
Depreciation of rental equipment	12,893	23,278	8,243	—	44,414
Gross profit	75,693	29,365	15,019	2,871	122,948
Selling and administrative expenses	41,839	12,371	12,520	2,668	69,398
Income from operations	33,854	16,994	2,499	203	53,550
Interest (expense) income allocation	(2,426)	(920)	(922)	228	(4,040)
Income before provision for income taxes	31,428	16,017	1,577	431	49,453
Adjusted EBITDA	53,473	41,411	12,436	329	107,649
Rental equipment acquisitions	148,252	42,421	74	—	190,747
Accounts receivable, net (period end)	96,976	22,678	13,545	7,710	140,909
Rental equipment, at cost (period end)	1,019,697	360,720	313,677	—	1,694,094
Rental equipment, net book value (period end)	739,916	172,035	161,104	—	1,073,055
Utilization (period end) [2]	76.3%	66.9%	45.8%
Average utilization [2]	75.7%	67.7%	42.1%

1.

Gross Enviroplex sales revenues were $6,423 and $10,211 for the six months ended June 30, 2022 and 2021, respectively. There were $856 and $855 inter-segment sales to Mobile Modular in the six months ended June 30, 2022 and 2021, respectively, which required elimination in consolidation.

2.

Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory.  The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2022 and 2021. Revenues from foreign country customers accounted for 4% and 5% of the Company’s total revenues for the same periods, respectively.

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

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value.  The combined acquired goodwill of $104,196 reflects the strategic fit of Design Space and Kitchens to Go with the Company’s modular business operations.  The Company will amortize the acquired customer relationships, tradename, non-compete and customer backlog over their expected useful lives of 8 years, 8 years, 5 years and 6 months, respectively.  Goodwill is expected to have an indefinite life and will be subject to future impairment testing.  The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of operations of the Company, Design Space and Kitchens To Go as if the acquisitions occurred as of the beginning of the periods presented.  The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 28% on the acquisitions’ combined net income. The pro forma results for the six months ended June 30, 2021 have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Six months ended June 30,
(dollar amounts in thousands, except for per share amounts)	2022	2021
Pro-forma total revenues	$322,404	$298,663
Pro-forma net income	$44,930	$41,436
Pro-forma basic earnings per share	$1.85	$1.71
Pro-forma diluted earnings per share	$1.83	$1.69

Design Space and Kitchens To Go
Actual total revenues	$36,187
Actual net income	$3,484
Actual basic earnings per share	$0.14
Actual diluted earnings per share	$0.14

On December 31, 2021 the Company completed the purchase of the assets of Titan Storage Containers, LLC (“Titan”) for $6.6 million in cash consideration on the closing date and $0.3 million remaining liability to the seller.  The acquisition was accounted for as a purchase of “assets” in accordance with criteria in ASC 805 and the assessment of the fair value of the purchased assets was allocated primarily to rental equipment totaling $6.2 million and rolling stock assets totaling $0.8 million, partially offset by accrued liabilities of $0.2 million. The rolling stock assets include delivery trucks, delivery trailers, trucks and forklifts.  Supplemental pro forma prior year information has not been provided as the historical financial results of Titan were not significant. Incremental transaction costs associated with the asset purchase were not significant.

NOTE 8. SUBSEQUENT EVENTS

On July 15th, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”).  The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $12.0 million Treasury Sweep Note due March 31, 2025, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on July 15, 2022.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 12% of the Company’s total revenues in the six months ended June 30, 2022. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase.   Kitchens To Go was acquired on April 1, 2021, with its results included in the Mobile Modular segment since that date. Design Space was acquired on May 17, 2021, with its results included in the Mobile Modular segment since that date. See Note 7 to the Condensed Consolidated Financial Statements for the six months ended June 30, 2022, for more details about the acquisitions.

In the six months ended June 30, 2022, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 66%, 28%, 8% and negative 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 64%, 32%, 3% and 1% for the same period in 2021.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 83% of consolidated revenues in the six months ended June 30, 2022 and 2021.  Of the total rental operations revenues for the six months ended June 30, 2022, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 62%, 22% and 16%, respectively, compared to 59%, 25% and 16%, respectively, in the same period of 2021.  The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented.  In addition, Enviroplex sells new modular buildings used primarily as classrooms in California.  For the six months ended June 30, 2022 and 2021, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 17% of the Company’s consolidated revenues.  Of the total sales and other revenues for the six months ended June 30, 2022 and 2021, Mobile Modular and Enviroplex together comprised 76% and 73%, respectively, TRS-RenTelco comprised 21% and 24%, respectively, and Adler Tanks comprised 3%.  The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Amended Credit Agreement

On July 15th, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”).  The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans.  The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on July 15, 2022.

Dividends

On June 8, 2022, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.455 per common share for the quarter ended June 30, 2022, an increase of 5% over the prior year’s comparable quarter.

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

While the Company has not seen a significant impact from COVID-19 in the financial results for the three and six months ended June 30, 2022 as set forth in the below sections discussing the results of operations for the three and six months ended June 30, 2022, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic and related business and operational pressures will have on its business, results of operations, liquidity or capital resources.  The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended June 30, 2022 Compared to

Three Months Ended June 30, 2021

Overview

Consolidated revenues for the three months ended June 30, 2022 increased 21% to $177.0 million from $146.4 million in the same period in 2021.  Consolidated net income for the three months ended June 30, 2022 increased 27% to $26.1 million, from $20.6 million for the same period in 2021.  Earnings per diluted share for the three months ended June 30, 2022 increased 27% to $1.07 from $0.84 for the same period in 2021.

For the three months ended June 30, 2022, on a consolidated basis:

•

Gross profit increased $12.0 million, or 18%, to $77.8 million in 2022.  Mobile Modular’s gross profit increased $8.9 million, or 22%, primarily due to higher gross profit on sales, rental, and rental related services revenues.  TRS-RenTelco’s gross profit increased $1.5 million, or 10%, primarily due to higher gross profit on rental and sales revenues.  Adler Tanks’ gross profit increased $2.9 million, or 36%, primarily due to higher gross profit on rental and rental related services revenues.  Enviroplex’s gross profit decreased $1.4 million, primarily due to $3.5 million lower sales revenues in 2022 and lower gross margins of 25% compared to 31% in 2021.

•

Selling and administrative expenses increased $4.5 million, or 13%, to $40.8 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $3.1 million, primarily due to the addition of Design Space employees, $0.6 million higher travel, meals and meetings and $0.7 million higher legal and accounting costs.

•

Interest expense increased $0.7 million, or 33%, to $3.0 million due to 20% higher average debt levels of the Company and 11% higher net average interest rates of 2.79% in 2022 compared to 2.52% in 2021.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 65%, 26% and 10%, respectively, compared to 61%, 29% and 5%, respectively, for the comparable 2021 period.  These results are discussed on a segment basis below.  Enviroplex pre-tax income contribution was negative 1% and 5% in 2022 and 2021, respectively.

•

The provision for income taxes resulted in an effective tax rate of 22.8% and 24.6% for the quarters ended June 30, 2022 and 2021, respectively.  The lower rate in 2022 was primarily due to higher excess tax benefit from stock compensation.

•	Adjusted EBITDA increased $7.8 million, or 13%, to $66.3 million in 2022.

Mobile Modular

For the three months ended June 30, 2022, Mobile Modular’s total revenues increased $26.8 million, or 32%, to $111.4 million compared to the same period in 2021, primarily due to higher rental, sales, and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales, and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a 31% increase in pre-tax income to $21.9 million for the three months ended June 30, 2022, from $16.8 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/22 compared to Three Months Ended 6/30/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$64,949	$53,238	$11,711	22%
Rental related services	21,233	16,207	5,026	31%
Rental operations	86,182	69,445	16,737	24%
Sales	24,816	14,784	10,032	68%
Other	379	343	36	10%
Total revenues	111,377	84,572	26,805	32%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,749	7,074	675	10%
Rental related services	15,116	11,804	3,312	28%
Other	24,073	15,901	8,172	51%
Total direct costs of rental operations	46,938	34,779	12,159	35%
Costs of sales	14,760	9,034	5,726	63%
Total costs of revenues	61,698	43,813	17,885	41%
Gross Profit
Rental	33,127	30,264	2,863	9%
Rental related services	6,117	4,401	1,716	39%
Rental operations	39,244	34,665	4,579	13%
Sales	10,056	5,751	4,305	75%
Other	379	343	36	10%
Total gross profit	49,679	40,759	8,920	22%
Selling and administrative expenses	25,755	22,602	3,153	14%
Income from operations	23,924	18,157	5,767	32%
Interest expense allocation	(2,000)	(1,380)	(620)	45%
Pre-tax income	$21,924	$16,777	$5,147	31%
Other Selected Information
Adjusted EBITDA	$35,773	$29,519	$6,254	21%
Average rental equipment [1]	$1,019,927	$906,653	$113,274	12%
Average rental equipment on rent	$796,430	$684,789	$111,641	16%
Average monthly total yield [2]	2.12%	1.96%		8%
Average utilization [3]	78.1%	75.5%		3%
Average monthly rental rate [4]	2.72%	2.59%		5%
Period end rental equipment [1]	$1,025,645	$969,852	$55,793	6%
Period end utilization [3]	78.6%	76.3%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the three months ended June 30, 2022 increased $8.9 million, or 22%, to $49.7 million.  For the three months ended June 30, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $11.7 million, or 22%, due to 16% higher average rental equipment on rent and 5% higher average monthly rental rates in 2022. As a percentage of rental revenues, depreciation was 12% in 2022 and 13% in 2021, and other direct costs were 37% in 2022 and 30% in 2021, which resulted in gross margin percentages of 51% in 2022 compared to 57% in 2021.  The higher rental revenues and lower rental margins, resulted in gross profit on rental revenues increasing $2.9 million, or 9%, to $33.1 million in 2022.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $5.0 million, or 31%, compared to 2021. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased delivery and return delivery revenues at Portable Storage.  The higher revenues and higher gross margin percentage of 29% in 2022, compared to 27% in 2021, resulted in rental related services gross profit increasing $1.7 million, or 39%, to $6.1 million in 2022.

•

Gross Profit on Sales – Sales revenues increased $10.0 million, or 68%, compared to 2021, due to higher new and used equipment sales.  The higher gross margin percentage of 41% in 2022 compared to 39% in 2021, and higher sales revenue resulted in gross profit on sales increasing $4.3 million, or 75%, to $10.1 million.  The higher gross margin on sales in 2022 was primarily due to higher margins on both new and used sales.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2022, selling and administrative expenses increased $3.2 million, or 14%, to $25.8 million, primarily due to increased employee salaries and benefit costs totaling $1.5 million, primarily due to the addition of Design Space employees, and $1.3 million higher allocated corporate expenses.

TRS-RenTelco

For the three months ended June 30, 2022, TRS-RenTelco’s total revenues increased $3.6 million to $37.3 million compared to the same period in 2021, primarily due to higher rental and sales revenues.  Higher selling and administrative expenses and an increase in gross profit resulted in an 8% increase in pre-tax income to $8.7 million for the three months ended June 30, 2022, from $8.0 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/22 compared to Three Months Ended 6/30/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$29,718	$27,860	$1,858	7%
Rental related services	813	710	103	15%
Rental operations	30,531	28,570	1,961	7%
Sales	6,404	4,757	1,647	35%
Other	406	456	(50)	(11)%
Total revenues	37,341	33,783	3,558	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,333	11,916	417	3%
Rental related services	664	745	(81)	(11)%
Other	5,443	4,718	725	15%
Total direct costs of rental operations	18,440	17,379	1,061	6%
Costs of sales	2,765	1,792	973	54%
Total costs of revenues	21,205	19,171	2,034	11%
Gross Profit
Rental	11,942	11,225	717	6%
Rental related services	149	(33)	182	nm
Rental operations	12,091	11,192	899	8%
Sales	3,639	2,964	675	23%
Other	406	456	(50)	(11)%
Total gross profit	16,136	14,612	1,524	10%
Selling and administrative expenses	6,614	6,073	541	9%
Income from operations	9,522	8,539	983	12%
Interest expense allocation	(646)	(500)	146	29%
Foreign currency exchange loss	(181)	(2)	(179)	nm
Pre-tax income	$8,695	$8,037	$658	8%
Other Selected Information
Adjusted EBITDA	$22,128	$21,019	$1,109	5%
Average rental equipment [1]	$382,068	$349,480	$32,588	9%
Average rental equipment on rent	$246,533	$236,503	$10,030	4%
Average monthly total yield [2]	2.59%	2.66%		(3)%
Average utilization [3]	64.5%	67.7%		(5)%
Average monthly rental rate [4]	4.02%	3.93%		2%
Period end rental equipment [1]	$387,437	$358,611	$28,826	8%
Period end utilization [3]	65.3%	66.9%		(2)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2022 increased $1.5 million, or 10%, to $16.1 million. For the three months ended June 30, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $1.9 million, or 7%, depreciation expense increased $0.4 million, or 3%, and other direct costs increased $0.7 million or 15%, resulting in a 6% increase in gross profit on rental revenues to $11.9 million.  As a percentage of rental revenues, depreciation was 42% and 43% in 2022 and 2021, respectively, and other direct costs were 18% in 2022 and 17% in 2021, which resulted in a gross margin percentage of 40% in 2022 and 2021.  The rental revenues increase was due to 4% higher average rental equipment on rent and 2% higher average monthly rental rates in 2022 as compared to 2021.

•

Gross Profit on Sales – Sales revenues increased $1.6 million, or 35%, to $6.4 million in 2022.  Gross profit on sales increased 23%, to $3.6 million, with gross margin percentage of 57% in 2022, compared to 62% in 2021. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2022, selling and administrative expenses increased $0.5 million, or 9%, to $6.6 million.

Adler Tanks

For the three months ended June 30, 2022, Adler Tanks’ total revenues increased $3.7 million, or 19%, to $23.7 million compared to the same period in 2021, due to higher rental, rental related services, and other revenues.  Higher gross profit on rental, rental related services, and other revenues, partly offset by an increase in selling and administrative expenses and higher allocated interest expense, resulted in a $2.1 million increase in pre-tax income to $3.3 million for the three months ended June 30, 2022, compared to the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 6/30/22 compared to Three Months Ended 6/30/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$15,957	$13,483	$2,474	18%
Rental related services	6,773	5,771	1,002	17%
Rental operations	22,730	19,254	3,476	18%
Sales	601	593	8	1%
Other	332	111	221	nm
Total revenues	23,663	19,958	3,705	19%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,982	4,169	(187)	(4)%
Rental related services	5,073	4,727	346	7%
Other	3,309	2,659	650	24%
Total direct costs of rental operations	12,364	11,555	809	7%
Costs of sales	418	427	(9)	(2)%
Total costs of revenues	12,782	11,982	800	7%
Gross Profit
Rental	8,666	6,655	2,011	30%
Rental related services	1,700	1,044	656	63%
Rental operations	10,366	7,699	2,667	35%
Sales	183	166	17	10%
Other	332	111	221	nm
Total gross profit	10,881	7,976	2,905	36%
Selling and administrative expenses	6,979	6,253	726	12%
Income from operations	3,902	1,723	2,179	126%
Interest expense allocation	(575)	(491)	84	17%
Pre-tax income	$3,327	$1,232	$2,095	nm
Other Selected Information
Adjusted EBITDA	$8,620	$6,736	$1,884	28%
Average rental equipment [1]	$307,402	$313,108	$(5,706)	(2)%
Average rental equipment on rent	$158,593	$137,615	$20,978	15%
Average monthly total yield [2]	1.73%	1.44%		20%
Average utilization [3]	51.6%	44.0%		17%
Average monthly rental rate [4]	3.35%	3.27%		2%
Period end rental equipment [1]	$307,202	$312,713	$(5,511)	(2)%
Period end utilization [3]	51.8%	45.8%		13%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the three months ended June 30, 2022 increased $2.9 million, or 36%, to $10.9 million.  For the three months ended June 30, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $2.5 million, or 18%, primarily due to 15% higher average equipment on rent and 2% higher average rental rates in 2022 compared to 2021. As a percentage of rental revenues, depreciation was 25% in 2022 and 31% in 2021, and other direct costs were 21% and 20% in 2022 and 2021, respectively, which resulted in gross margin percentages of 54% and 49% in 2022 and 2021, respectively.  The higher rental revenues and higher rental margins resulted in an increase in gross profit on rental revenues of $2.0 million, or 30%, to $8.7 million in 2022 compared to 2021.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.0 million, or 17%, to $6.8 million compared to 2021. The higher rental related services revenues with higher gross margin percentage of 25% in 2022 compared to 18% in 2021, resulted in rental related services gross profit increasing 63% to $1.7 million in 2022.

For the three months ended June 30, 2022, selling and administrative expenses increased $0.7 million, or 12%, to $7.0 million compared to the same period in 2021, primarily due to higher employees’ salaries and benefit costs.

Six Months Ended June 30, 2022 Compared to

Six Months Ended June 30, 2021

Overview

Consolidated revenues for the six months ended June 30, 2022 increased to $322.4 million from $267.6 million for the same period in 2021.  Consolidated net income for the six months ended June 30, 2022 increased 18% to $44.9 million, from $38.0 million for the same period in 2021.  Earnings per diluted share for the six months ended June 30, 2022 increased 18% to $1.83 from $1.55 for the same period in 2021.

For the six months ended June 30, 2022, on a consolidated basis:

•

Gross profit increased $21.4 million, or 17%, to $144.3 million in 2022.  Mobile Modular’s gross profit increased $17.1 million, or 23%, primarily due to higher gross profit on rental, sales, and rental related services revenues.  TRS-RenTelco’s gross profit increased $1.5 million, or 5%, primarily due to higher gross profit on rental and sales revenues.  Adler Tanks’ gross profit increased $4.3 million, or 29%, primarily due to higher gross profit on rental and rental related services revenues.  Enviroplex’s gross profit decreased $1.5 million, primarily due to $3.8 million lower sales revenues of $5.6 million in 2022.

•

Selling and administrative expenses increased 15% to $79.9 million from $69.4 million for the same period in 2021, primarily due to increased employee salaries and employee benefit costs of $7.4 million, primarily due to the addition of Design Space and Kitchens To Go employees, and $1.2 million higher amortization of intangible assets from the Design Space and Kitchens to Go acquisitions.

•

Interest expense increased $1.8 million to $5.8 million, due to 48% higher average debt levels of the Company, partly offset by 3% lower net average interest rates of 2.74% in 2022 compared to 2.81% in 2021.

•

Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 66%, 28% and 8%, respectively, compared to 64%, 32% and 3%, respectively, for the comparable 2021 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was negative 2% in 2022, compared to 1% in 2021.

•	The provision for income taxes resulted in an effective tax rate of 23.1% for the six months ended June 30, 2022 and 2021.
•	Adjusted EBITDA increased $15.4 million, or 14%, to $123.0 million in 2022.

Mobile Modular

For the six months ended June 30, 2022, Mobile Modular’s total revenues increased $48.8 million, or 32%, to $202.0 million compared to the same period in 2021, primarily due to higher rental, sales, and rental related services revenues.  The revenue increase, together with higher gross profit on rental, sales, and rental related services revenues, partly offset by higher selling and administrative expenses resulted in a 23% increase in pre-tax income to $38.6 million for the six months ended June 30, 2022, from $31.4 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Six Months Ended 6/30/22 compared to Six Months Ended 6/30/21 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$126,487	$99,895	$26,592	27%
Rental related services	39,594	30,258	9,336	31%
Rental operations	166,081	130,153	35,928	28%
Sales	35,191	22,404	12,787	57%
Other	750	663	87	13%
Total revenues	202,022	153,220	48,802	32%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	15,582	12,893	2,689	21%
Rental related services	28,296	21,876	6,420	29%
Other	44,235	28,776	15,459	54%
Total direct costs of rental operations	88,113	63,545	24,568	39%
Costs of sales	21,089	13,982	7,107	51%
Total costs of revenues	109,202	77,527	31,675	41%
Gross Profit
Rental	66,670	58,227	8,443	15%
Rental related services	11,298	8,380	2,918	35%
Rental operations	77,968	66,607	11,361	17%
Sales	14,102	8,423	5,679	67%
Other	750	663	87	13%
Total gross profit	92,820	75,693	17,127	23%
Selling and administrative expenses	50,447	41,839	8,608	21%
Income from operations	42,373	33,854	8,519	25%
Interest expense allocation	(3,821)	(2,426)	1,395	58%
Pre-tax income	$38,552	$31,428	$7,124	23%
Other Selected Information
Adjusted EBITDA	$66,178	$53,473	$12,705	24%
Average rental equipment [1]	$1,013,361	$876,529	$136,832	16%
Average rental equipment on rent	$786,333	$663,122	$123,211	19%
Average monthly total yield [2]	2.08%	1.90%		9%
Average utilization [3]	77.6%	75.7%		3%
Average monthly rental rate [4]	2.68%	2.44%		10%
Period end rental equipment [1]	$1,025,645	$969,852	$55,793	6%
Period end utilization [3]	78.6%	76.3%		3%

1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

Mobile Modular’s gross profit for the six months ended June 30, 2022 increased $17.1 million, or 23%, to $92.8 million.  For the six months ended June 30, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $26.6 million, or 27%, primarily due to 19% higher average rental equipment on rent and 10% higher average rental rates in 2022. The increase in rental revenue and average equipment on rent was due in part to the Design Space and Kitchens To Go acquisitions.  As a percentage of rental revenues, depreciation was 12% and 13% in 2022 and 2021, respectively and other direct costs were 35% in 2022 and 29% in 2021, which resulted in gross margin percentages of 53% in 2022 and 58% in 2021.  The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $8.4 million, or 15%, to $66.7 million in 2022.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $9.3 million, or 31%, compared to 2021.  The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased delivery and return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 29% in 2022, compared to 28% in 2021, resulted in rental related services gross profit increasing $2.9 million, or 35%, to $11.3 million in 2022.

•

Gross Profit on Sales – Sales revenues increased $12.8 million, or 57%, compared to 2021, due to higher new and used equipment sales.  The higher gross margin percentage of 40% in 2022 compared to 38% in 2021, primarily due to higher margins on used equipment sales revenues, resulted in gross profit on sales increasing $5.7 million, or 67%, to $14.1 million.  Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2022, selling and administrative expenses increased $8.6 million, or 21%, to $50.4 million, primarily due to increased employee salaries and benefit costs of $4.3 million, primarily due to the addition of Design Space and Kitchens To Go employees, $1.2 million higher amortization of intangible assets due to the Design Space and Kitchens To Go acquisitions, and $2.9 million higher allocated corporate expenses.

TRS-RenTelco

For the six months ended June 30, 2022, TRS-RenTelco’s total revenues increased $3.4 million, to $70.8 million compared to the same period in 2021, primarily due to higher rental and sales revenues, partly offset by lower other revenues.  Pre-tax income increased $0.2 million, or 1%, to $16.2 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to higher gross profit on rental, sales, and rental related services revenues, partly offset by lower gross profit on other revenues and higher interest expense allocation.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Six Months Ended 6/30/22 compared to Six Months Ended 6/30/21 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$58,230	$55,136	$3,094	6%
Rental related services	1,484	1,450	34	2%
Rental operations	59,714	56,586	3,128	6%
Sales	10,331	9,906	425	4%
Other	787	894	(107)	(12)%
Total revenues	70,832	67,386	3,446	5%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	24,362	23,278	1,084	5%
Rental related services	1,244	1,398	(154)	(11)%
Other	10,135	9,252	883	10%
Total direct costs of rental operations	35,741	33,928	1,813	5%
Costs of sales	4,265	4,093	172	4%
Total costs of revenues	40,006	38,021	1,985	5%
Gross Profit
Rental	23,733	22,605	1,128	5%
Rental related services	240	54	186	nm
Rental operations	23,973	22,659	1,314	6%
Sales	6,066	5,812	254	4%
Other	787	894	(107)	(12)%
Total gross profit	30,826	29,365	1,461	5%
Selling and administrative expenses	13,204	12,371	833	7%
Income from operations	17,622	16,994	628	4%
Interest expense allocation	(1,232)	(920)	312	34%
Foreign currency exchange loss	(168)	(57)	(111)	nm
Pre-tax income	$16,222	$16,017	$205	1%
Other Selected Information
Adjusted EBITDA	$42,781	$41,411	$1,370	3%
Average rental equipment [1]	$374,364	$342,526	$31,838	9%
Average rental equipment on rent	$241,655	$231,792	$9,863	4%
Average monthly total yield [2]	2.59%	2.68%		(3)%
Average utilization [3]	64.6%	67.7%		(5)%
Average monthly rental rate [4]	4.02%	3.96%		2%
Period end rental equipment [1]	$387,437	$358,611	$28,826	8%
Period end utilization [3]	65.3%	66.9%		(2)%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2022 increased $1.5 million, or 5%, to $30.8 million.  For the six months ended June 30, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $3.1 million, or 6%, and depreciation expense increased $1.1 million, or 5%, resulting in a 5% increase in gross profit on rental revenues to $23.7 million.  As a percentage of rental revenues, depreciation was 42% in 2022 and 2021, and other direct costs were 17% in 2022 and 2021, which resulted in a gross margin percentage of 41% in 2022 and 2021.  The rental revenues increase was due to 4% higher average rental equipment on rent and 2% higher average monthly rental rates, partly offset by 5% lower average utilization of rental equipment in 2022 as compared to 2021.  The higher rental rates were primarily related to business mix, with more general purpose equipment on rent compared to the prior year.

•

Gross Profit on Sales – Sales revenues increased $0.4 million, or 4%, to $10.3 million in 2022.  Gross profit on sales increased $0.3 million, or 4%, to $6.1 million with gross margin percentage of 59% in 2022, unchanged from 2021.  Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the six months ended June 30, 2022, selling and administrative expenses increased $0.8 million, or 7%, to $13.2 million, primarily due to increased employee salaries and benefit costs.

Adler Tanks

For the six months ended June 30, 2022, Adler Tanks’ total revenues increased $6.3 million, or 17%, to $44.0 million compared to the same period in 2021, primarily due to higher rental and rental related services revenues.  Higher gross profit on rental and rental related services, partly offset by higher selling and administrative expenses, resulted in a $3.1 million increase in pre-tax income to $4.7 million for the six months ended June 30, 2022, compared to the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Six Months Ended 6/30/22 compared to Six Months Ended 6/30/21 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$30,148	$25,637	$4,511	18%
Rental related services	12,058	10,649	1,409	13%
Rental operations	42,206	36,286	5,920	16%
Sales	1,258	1,201	57	5%
Other	519	181	338	nm
Total revenues	43,983	37,668	6,315	17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,994	8,243	(249)	(3)%
Rental related services	9,456	8,606	850	10%
Other	6,278	4,957	1,321	27%
Total direct costs of rental operations	23,728	21,806	1,922	9%
Costs of sales	920	843	77	9%
Total costs of revenues	24,648	22,649	1,999	9%
Gross Profit
Rental	15,876	12,437	3,439	28%
Rental related services	2,602	2,043	559	27%
Rental operations	18,478	14,480	3,998	28%
Sales	338	358	(20)	(6)%
Other	519	181	338	nm
Total gross profit	19,335	15,019	4,316	29%
Selling and administrative expenses	13,501	12,520	981	8%
Income from operations	5,834	2,499	3,335	133%
Interest expense allocation	(1,119)	(922)	197	21%
Pre-tax income	$4,715	$1,577	$3,138	nm
Other Selected Information
Adjusted EBITDA	$15,327	$12,436	$2,891	23%
Average rental equipment [1]	$307,985	$313,498	$(5,513)	(2)%
Average rental equipment on rent	$153,671	$131,578	$22,093	17%
Average monthly total yield [2]	1.63%	1.36%		20%
Average utilization [3]	49.9%	42.1%		19%
Average monthly rental rate [4]	3.27%	3.24%		1%
Period end rental equipment [1]	$307,202	$312,713	$(5,511)	(2)%
Period end utilization [3]	51.8%	45.8%		13%
1.	Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.	Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
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

nm = Not meaningful

Adler Tanks’ gross profit for the six months ended June 30, 2022 increased $4.3 million, or 29%, to $19.3 million.  For the six months ended June 30, 2022 compared to the same period in 2021:

•

Gross Profit on Rental Revenues – Rental revenues increased $4.5 million, or 18%, due to 17% higher average rental equipment on rent and 1% higher average monthly rental rates in 2022 compared to 2021.  Stronger business activity levels in multiple geographic and market segments resulted in increased rental revenues when compared to 2021.  As a percentage of rental revenues, depreciation was 27% in 2022 and 32% in 2021, and other direct costs were 21% and 19% in 2022 and 2021, respectively, which resulted in gross margin percentages of 53% and 49% in 2022 and 2021, respectively.  The higher rental revenues and rental margins resulted in a 28% increase in gross profit on rental revenues to $15.9 million in 2022.

•

Gross Profit on Rental Related Services – Rental related services revenues increased $1.4 million, or 13%, to $12.1 million compared to 2021.  Higher rental related services revenues and higher gross margin percentage of 22% in 2022, compared to 19% in 2021 resulted in rental related services gross profit increasing 27% to $2.6 million in 2022.

For the six months ended June 30, 2022, selling and administrative expenses increased 8% to $13.5 million compared to the same period in 2021, primarily due to increased marketing and administrative costs and higher allocated corporate expenses.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Net income	$26,137	$20,608	$44,930	$38,006	$96,629	$97,282
Provision for income taxes	7,730	6,739	13,492	11,447	34,096	26,976
Interest expense	3,001	2,257	5,821	4,040	12,236	7,991
Depreciation and amortization	27,771	27,099	55,355	50,559	111,491	97,539
EBITDA	64,639	56,703	119,598	104,052	254,452	229,788
Share-based compensation	1,652	1,820	3,412	3,597	7,481	5,922
Adjusted EBITDA [1]	$66,291	$58,523	$123,010	$107,649	$261,933	$235,710
Adjusted EBITDA margin [2]	37%	40%	38%	40%	39%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Adjusted EBITDA [1]	$66,291	$58,523	$123,010	$107,649	$261,933	$235,710
Interest paid	(3,684)	(2,362)	(5,821)	(3,987)	(12,160)	(8,006)
Income taxes paid, net of refunds received	(16,658)	(6,618)	(17,078)	(6,990)	(19,175)	(39,740)
Gain on sale of used rental equipment	(10,729)	(7,076)	(16,093)	(11,870)	(29,664)	(21,597)
Foreign currency exchange loss (gain)	181	2	168	57	321	(340)
Amortization of debt issuance costs	5	3	9	6	18	12
Change in certain assets and liabilities:
Accounts receivable, net	(15,765)	(6,464)	(7,830)	(5,356)	(26,420)	(2,732)
Prepaid expenses and other assets	(15,068)	(9,291)	(10,855)	(9,385)	(8,286)	(3,937)
Accounts payable and other liabilities	12,115	30,785	(2,302)	20,400	(7,221)	28,940
Deferred income	13,612	2,871	18,835	7,458	20,459	(7,346)
Net cash provided by operating activities	$30,300	$60,373	$82,043	$97,982	$179,805	$180,964

1.	Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization and share-based compensation.
2.	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A).  These instruments contain financial covenants requiring the Company to not:

•

Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1.  At June 30, 2022, the actual ratio was 4.15 to 1.

•

Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2022, the actual ratio was 1.69 to 1.

At June 30, 2022, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2022 compared to the same period in 2021 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $82.0 million in 2022, compared to $98.0 million in 2021.  The 16% decrease in net cash provided by operating activities was primarily attributable to lower deferred income taxes and accounts payable and accrued liabilities, partly offset by higher income from operations.

Cash Flows from Investing Activities:  Net cash used in investing activities was $69.6 million in 2022, compared to $320.8 million in 2021. The $251.2 million decrease was primarily due to the $284.3 million acquisition of Design Space and Kitchens To Go in 2021, partly offset by $35.9 million higher purchases of rental equipment in 2022.

Cash Flows from Financing Activities: Net cash used in financing activities was $13.2 million in 2022, compared to net cash provided of $224.1 million in 2021.  The reduction in net cash used in 2022 was primarily attributable to reduced borrowings under bank lines of credit and note purchase agreements as the borrowings were primarily related to the funding of the Design Space and Kitchens to Go acquisitions.

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

At June 30, 2022, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $432.0 million of which $281.5 million was outstanding, and had capacity to borrow up to an additional $150.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•	Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2022, the actual ratio was 4.15 to 1.
•	Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2022, the actual ratio was 1.69 to 1.

At June 30, 2022, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At June 30, 2022, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028.  Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes.  At June 30, 2022, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026.  Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity.  The principal balance is due when the notes mature on June 16, 2026.  The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility.  At June 30, 2022, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•	Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2022, the actual ratio was 4.15 to 1.
•

Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1.  At June 30, 2022, the actual ratio was 1.69 to 1.

At June 30, 2022, the Company was in compliance with each of the aforementioned covenants.  There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”).  The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the six months ended June 30, 2022 and 2021.  As of June 30, 2022, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2021 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2022. Refer to our 2021 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2021 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2022.  There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2022, we had $176.4 million of goodwill and intangible assets, net, on our consolidated balance sheets.  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value.  Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

Our rental equipment is subject to residual value risk upon disposition and may not sell at the prices or in the quantities we expect.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates.  At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows.  Our annual debt service obligations increase by approximately $2.8 million per year for each 1% increase in the average interest rate we pay based on the $281.5 million balance of variable rate debt outstanding at June 30, 2022.  If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2022, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term.  Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis.  If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed.  Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.  In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We believe that demand related to hydraulic fracturing has impacted the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations.   In the six months ended June 30, 2022, oil and gas exploration and production accounted for approximately 6% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health.  In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity.  Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products.  Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2022	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer