Form 10-Q
period 2022-09-30
MCGRATH RENTCORP
filed 2022-10-27
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, 24,382,445 shares of Registrant’s Common Stock were outstanding.

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

Management cautions that forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements, including the economic impact of the COVID-19 pandemic and its variants. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties as set forth under “Risk Factors” in this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of September 30, 2022, and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021, cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

October 27, 2022

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues
Rental	$118,361	$103,269	$333,226	$283,937
Rental related services	35,361	31,513	88,497	73,870
Rental operations	153,722	134,782	421,723	357,807
Sales	45,391	37,636	97,738	80,503
Other	1,423	874	3,479	2,612
Total revenues	200,536	173,292	522,940	440,922
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	24,176	23,802	72,114	68,216
Rental related services	25,971	24,356	64,967	56,236
Other	31,708	24,711	92,356	67,696
Total direct costs of rental operations	81,855	72,869	229,437	192,148
Costs of sales	29,241	24,618	59,737	50,021
Total costs of revenues	111,096	97,487	289,174	242,169
Gross profit	89,440	75,805	233,766	198,753
Selling and administrative expenses	44,095	39,907	124,010	109,305
Income from operations	45,345	35,898	109,756	89,448
Other expense:
Interest expense	(4,177)	(3,168)	(9,998)	(7,208)
Foreign currency exchange loss	(236)	(128)	(404)	(185)
Income before provision for income taxes	40,932	32,602	99,354	82,055
Provision for income taxes	10,365	9,350	23,857	20,797
Net income	$30,567	$23,252	$75,497	$61,258
Earnings per share:
Basic	$1.25	$0.96	$3.10	$2.53
Diluted	$1.25	$0.95	$3.08	$2.50
Shares used in per share calculation:
Basic	24,379	24,245	24,342	24,209
Diluted	24,504	24,507	24,516	24,506
Cash dividends declared per share	$0.455	$0.435	$1.365	$1.305

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$30,567	$23,252	$75,497	$61,258
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	65	27	129	63
Comprehensive income	$30,632	$23,279	$75,626	$61,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2022	2021
Assets
Cash	$1,561	$1,491
Accounts receivable, net of allowance for credit losses of $2,125 in 2022 and 2021	189,959	159,499
Rental equipment, at cost:
Relocatable modular buildings	1,085,060	1,040,094
Electronic test equipment	396,068	361,391
Liquid and solid containment tanks and boxes	309,607	309,908
	1,790,735	1,711,393
Less: accumulated depreciation	(690,913)	(646,169)
Rental equipment, net	1,099,822	1,065,224
Property, plant and equipment, net	139,203	135,325
Prepaid expenses and other assets	72,258	54,945
Intangible assets, net	42,607	47,049
Goodwill	132,305	132,393
Total assets	$1,677,715	$1,595,926
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$419,464	$426,451
Accounts payable and accrued liabilities	154,942	136,313
Deferred income	92,115	58,716
Deferred income taxes, net	238,126	242,425
Total liabilities	904,647	863,905
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,382 shares as of September 30, 2022 and 24,260 shares as of December 31, 2021	107,463	108,610
Retained earnings	665,530	623,465
Accumulated other comprehensive income (loss)	75	(54)
Total shareholders’ equity	773,068	732,021
Total liabilities and shareholders’ equity	$1,677,715	$1,595,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	18,793	—	18,793
Share-based compensation	—	1,760	—	—	1,760
Common stock issued under stock plans, net of shares withheld for employee taxes	75	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,605)	—	—	(3,605)
Dividends accrued of $0.455 per share	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	3	3
Balance at March 31, 2022	24,335	$106,765	$631,174	$(51)	$737,888
Net income	—	—	26,137	—	26,137
Share-based compensation	—	1,652	—	—	1,652
Common stock issued under stock plans, net of shares withheld for employee taxes	43	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,523)	—	—	(2,523)
Dividends accrued of $0.455 per share	—	—	(11,181)	—	(11,181)
Other comprehensive income	—	—	—	61	61
Balance at June 30, 2022	24,378	$105,894	$646,130	$10	$752,034
Net income	—	—	30,567	—	30,567
Share-based compensation	—	1,694	—	—	1,694
Common stock issued under stock plans, net of shares withheld for employee taxes	4	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(125)	—	—	(125)
Dividends accrued of $0.455 per share	—	—	(11,167)	—	(11,167)
Other comprehensive income	—	—	—	65	65
Balance at September 30, 2022	24,382	$107,463	$665,530	$75	$773,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	17,398	—	17,398
Share-based compensation	—	1,777	—	—	1,777
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,482)	—	—	(3,482)
Dividends accrued of $0.435 per share	—	—	(10,650)	—	(10,650)
Other comprehensive income	—	—	—	38	38
Balance at March 31, 2021	24,206	$104,584	$583,167	$(66)	$687,685
Net income	—	—	20,608	—	20,608
Share-based compensation	—	1,820	—	—	1,820
Common stock issued under stock plans, net of shares withheld for employee taxes	39	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(1,346)	—	—	(1,346)
Dividends accrued of $0.435 per share	—	—	(10,643)	—	(10,643)
Other comprehensive loss	—	—	—	(3)	(3)
Balance at June 30, 2021	24,245	$105,058	$593,132	$(69)	$698,121
Net income	—	—	23,252	—	23,252
Share-based compensation	—	1,705	—	—	1,705
Common stock issued under stock plans, net of shares withheld for employee taxes	2	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(19)	—	—	(19)
Dividends accrued of $0.435 per share	—	—	(10,630)	—	(10,630)
Other comprehensive income	—	—	—	27	27
Balance at September 30, 2021	24,247	$106,744	$605,754	$(42)	$712,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$75,497	$61,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,272	79,047
Deferred income taxes	(4,299)	15,403
Provision for doubtful accounts	307	193
Share-based compensation	5,106	5,302
Gain on sale of used rental equipment	(26,705)	(17,788)
Foreign currency exchange loss	404	185
Amortization of debt issuance costs	13	11
Change in:
Accounts receivable	(30,767)	(33,471)
Prepaid expenses and other assets	(17,313)	(11,409)
Accounts payable and accrued liabilities	14,384	17,428
Deferred income	33,399	20,128
Net cash provided by operating activities	133,298	136,287
Cash Flows from Investing Activities:
Purchases of rental equipment	(130,395)	(90,379)
Purchases of property, plant and equipment	(10,594)	(969)
Cash paid for acquisition of businesses	—	(285,624)
Proceeds from sales of used rental equipment	54,193	41,556
Net cash used in investing activities	(86,796)	(335,416)
Cash Flows from Financing Activities:
Net (payments) borrowings under bank lines of credit	(7,000)	176,758
Borrowings under note purchase agreement	—	100,000
Principal payment of Series B senior notes	—	(40,000)
Taxes paid related to net share settlement of stock awards	(6,253)	(4,847)
Payment of dividends	(33,175)	(31,635)
Net cash (used in) provided by financing activities	(46,428)	200,276
Effect of foreign currency exchange rate changes on cash	(4)	(5)
Net increase in cash	70	1,142
Cash balance, beginning of period	1,491	1,238
Cash balance, end of period	$1,561	$2,380
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$8,982	$6,477
Net income taxes paid, during the period	$24,885	$8,074
Dividends accrued during the period, not yet paid	$11,167	$10,002
Rental equipment acquisitions, not yet paid	$9,555	$2,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and nine months ended September 30, 2022 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 23, 2022 for the year ended December 31, 2021 (the “2021 Annual Report”).

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

The Company generally rents and sells to customers on 30 day payment terms. The Company does not typically offer variable payment terms or accept non-monetary consideration. Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet. For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment. The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract. These contract liabilities are included in Deferred income on the Company’s consolidated balance sheet and totaled $35.8 million and $16.8 million at September 30, 2022 and December 31, 2021, respectively. Sales revenues totaling $2.4 million and $8.8 million were recognized during the three and nine months ended September 30, 2022, which were included in the contract liability balance at December 31, 2021. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.0 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively.

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

In the three and nine months ended September 30, 2022, the Company’s lease revenues were $136.5 million and $381.8 million, respectively, consisting of $136.2 million and $379.7 million of operating lease revenues, respectively, and $0.3 million and $2.1 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and nine months ended September 30, 2022 include $0.2 million and $1.8 million of sales revenues, respectively, and $0.1 million and $0.3 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of ASC 842) and non-lease revenues (within the scope of ASC 606) and the underlying service provided for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Three Months Ended September 30,
2022
Leasing	$86,428	$32,265	$17,825	$—	$136,518
Non-lease:
Rental related services	10,427	684	7,069	—	18,180
Sales	28,922	5,291	976	9,978	45,167
Other	61	287	323	—	671
Total non-lease	39,410	6,262	8,368	9,978	64,018
Total revenues	$125,838	$38,527	$26,193	$9,978	$200,536

2021
Leasing	$73,375	$29,692	$15,011	$—	$118,078
Non-lease:
Rental related services	10,628	591	6,239	—	17,458
Sales	26,362	4,502	960	5,541	37,365
Other	29	289	73	—	391
Total non-lease	37,019	5,382	7,272	5,541	55,214
Total revenues	$110,394	$35,074	$22,283	$5,541	$173,292

Nine Months Ended September 30,
2022
Leasing	$240,693	$92,585	$48,548	$—	$381,826
Non-lease:
Rental related services	22,960	1,919	18,890	—	43,769
Sales	64,113	14,031	2,234	15,545	95,923
Other	94	824	504	—	1,422
Total non-lease	87,167	16,774	21,628	15,545	141,114
Total revenues	$327,860	$109,359	$70,176	$15,545	$522,940

2021
Leasing	$196,362	$86,223	$40,958	$—	$323,543
Non-lease:
Rental related services	18,418	1,821	16,713	—	36,952
Sales	48,766	13,485	2,161	14,897	79,309
Other	68	931	119	—	1,118
Total non-lease	67,252	16,237	18,993	14,897	117,379
Total revenues	$263,614	$102,460	$59,951	$14,897	$440,922

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Weighted-average number of shares of common stock for calculating basic earnings per share	24,379	24,245	24,342	24,209
Effect of potentially dilutive securities from equity-based compensation	125	262	174	297
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,504	24,507	24,516	24,506

There were no anti-dilutive securities excluded from the computation of diluted earnings per share for the three months ended September 30, 2022, and 7,315 anti-dilutive securities in the form of common stock excluded for the nine months ended September 30, 2022. There were no anti-dilutive securities excluded for the same periods in 2021.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
September 30, 2022
Customer relationships	8 to 11	6.6	$50,285	$(16,826)	$33,459
Non-compete agreements	5	3.5	3,296	(994)	2,302
Customer backlog	—	—	1,900	(1,900)	—
Trade name	8	6.5	1,200	(225)	975
Total amortizing			56,681	(19,945)	36,736
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,552	$(19,945)	$42,607

December 31, 2021
Customer relationships	8 to 11	7.3	$50,285	$(12,991)	$37,294
Non-compete agreements	5	4.2	3,296	(499)	2,797
Customer backlog	0.5	—	1,900	(1,900)	—
Trade name	8	7.3	1,200	(113)	1,087
Total amortizing			56,681	(15,503)	41,178
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,552	$(15,503)	$47,049

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2021, with no indicators of impairment. In addition, no impairment triggering events occurred during the nine months ended September 30, 2022. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the nine months ended September 30, 2022 and 2021, was $4.4 million and $4.2 million, respectively. Based on the carrying values at September 30, 2022 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $1.5 million for the remainder of fiscal year 2022, $5.9 million annually in 2023 through 2025, $5.4 million in 2026 and $5.2 million in 2027.

NOTE 6. SEGMENT REPORTING

The Company’s four reportable segments are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2021 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations, income before provision for income taxes and adjusted EBITDA. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2022 and 2021 for the Company’s reportable segments is shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Nine Months Ended September 30,
2022
Rental revenues	$195,598	$89,990	$47,638	$ —	$333,226
Rental related services revenues	66,947	2,329	19,221	—	88,497
Sales and other revenues	65,315	17,040	3,317	15,545	101,217
Total revenues	327,860	109,359	70,176	15,545	522,940
Depreciation of rental equipment	23,329	36,789	11,996	—	72,114
Gross profit	149,405	48,824	31,933	3,604	233,766
Selling and administrative expenses	79,245	19,930	20,642	4,193	124,010
Income (loss) from operations	70,160	28,894	11,291	(589)	109,756
Interest (expense) income allocation	(6,616)	(2,160)	(1,941)	719	(9,998)
Income before provision for income taxes	63,544	26,330	9,350	130	99,354
Adjusted EBITDA	105,912	66,675	25,520	(377)	197,730
Rental equipment acquisitions	73,895	57,169	3,067	—	134,131
Accounts receivable, net (period end)	139,730	24,353	18,185	7,691	189,959
Rental equipment, at cost (period end)	1,085,060	396,068	309,607	—	1,790,735
Rental equipment, net book value (period end)	780,939	177,221	141,662	—	1,099,822
Utilization (period end) [2]	81.2%	65.2%	58.3%
Average utilization [2]	78.5%	64.8%	51.7%
2021
Rental revenues	$159,118	$84,340	$40,479	$ —	$283,937
Rental related services revenues	54,726	2,149	16,995	—	73,870
Sales and other revenues	49,770	15,971	2,477	14,897	83,115
Total revenues	263,614	102,460	59,951	14,897	440,922
Depreciation of rental equipment	20,437	35,429	12,350	—	68,216
Gross profit	125,357	44,867	24,167	4,362	198,753
Selling and administrative expenses	67,977	18,381	18,853	4,094	109,305
Income from operations	57,380	26,486	5,314	268	89,448
Interest (expense) income allocation	(4,401)	(1,588)	(1,560)	341	(7,208)
Income before provision for income taxes	52,979	24,713	3,754	609	82,055
Adjusted EBITDA	89,634	63,378	20,144	456	173,612
Rental equipment acquisitions	162,579	53,161	164	—	215,904
Accounts receivable, net (period end)	118,467	24,854	16,062	9,448	168,831
Rental equipment, at cost (period end)	1,023,344	363,799	311,677	—	1,698,820
Rental equipment, net book value (period end)	737,807	169,250	156,405	—	1,063,462
Utilization (period end) [2]	76.7%	66.9%	50.4%
Average utilization [2]	76.0%	67.4%	44.0%

1.
Gross Enviroplex sales revenues were $16,401 and $15,909 for the nine months ended September 30, 2022 and 2021, respectively. There were $856 and $1,012 inter-segment sales to Mobile Modular in the nine months ended September 30, 2022 and 2021, respectively, which required elimination in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and for Mobile Modular and Adler Tanks, excluding new equipment inventory. The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2022 and 2021. Revenues from foreign country customers accounted for 4% of the Company’s total revenues for the same periods.

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

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $104,196 reflects the strategic fit of Design Space and Kitchens to Go with the Company’s modular business operations. The Company amortizes the acquired customer relationships, tradename and non-compete over their expected useful lives of 8 years, 8 years and 5 years, respectively. As of the nine months ended September 30, 2022, the customer backlog has been amortized in full. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

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

	(Unaudited)
	Nine months ended September 30,
(dollar amounts in thousands, except for per share amounts)	2022	2021
Pro-forma total revenues	$522,940	$471,955
Pro-forma net income	$75,497	$64,618
Pro-forma basic earnings per share	$3.10	$2.67
Pro-forma diluted earnings per share	$3.08	$2.64

Design Space and Kitchens To Go
Actual total revenues	$56,227
Actual net income	$6,231
Actual basic earnings per share	$0.26
Actual diluted earnings per share	$0.25

On December 31, 2021 the Company completed the purchase of the assets of Titan Storage Containers, LLC (“Titan”) for $6.9 million in cash consideration. The acquisition was accounted for as a purchase of “assets” in accordance with criteria in ASC 805 and the assessment of the fair value of the purchased assets was allocated primarily to rental equipment totaling $6.2 million and rolling stock assets totaling $0.8 million, partially offset by accrued liabilities of $0.2 million. The rolling stock assets included delivery trucks, delivery trailers, trucks and forklifts. Supplemental pro forma prior year information has not been provided as the historical financial results of Titan were not significant. Incremental transaction costs associated with the asset purchase were not significant.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 11% of the Company’s total revenues in the nine months ended September 30, 2022. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase. Kitchens To Go was acquired on April 1, 2021, with its results included in the Mobile Modular segment since that date. Design Space was acquired on May 17, 2021, with its results included in the Mobile Modular segment since that date. See Note 7 to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2022, for more details about the acquisitions.

In the nine months ended September 30, 2022, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 64%, 26%, 9% and 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 64%, 30%, 5% and 1% for the same period in 2021.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 81% of consolidated revenues in the nine months ended September 30, 2022 and 2021. Of the total rental operations revenues for the nine months ended September 30, 2022, Mobile Modular, TRS-RenTelco and Adler Tanks comprised 62%, 22% and 16%, respectively, compared to 60%, 24% and 16%, respectively, in the same period of 2021. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, TRS-RenTelco and Adler Tanks business segments sell modular units, electronic test equipment and liquid and solid containment tanks and boxes, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2022 and 2021, sales and other revenues of modular, electronic test equipment and liquid and solid containment tanks and boxes comprised approximately 19% of the Company’s consolidated revenues. Of the total sales and other revenues for the nine months ended September 30, 2022 and 2021, Mobile Modular and Enviroplex together comprised 80% and 78%, respectively, TRS-RenTelco comprised 17% and 19%, respectively, and Adler Tanks comprised 3% in both periods. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Amended and Restated Credit Agreement

On August 19, 2022, the Company entered into an amended and restated Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., which provides for a $20.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of July 15, 2027, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services. The Sweep Service Facility replaced the Company’s prior $12.0 million sweep service facility, dated as of March 30, 2020.

Dividends

On September 15, 2022, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.455 per common share for the quarter ended September 30, 2022, an increase of 5% over the prior year’s comparable quarter.

COVID-19

The outbreak of a new strain of coronavirus, COVID-19, which began in December 2019, has continued to spread globally including to every state in the United States. The Center for Disease Control ("CDC") and World Health Organization ("WHO")

recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence and business sentiment. The Company has taken a number of precautionary health and safety measures to safeguard its employees and customers, while maintaining business continuity. The Company has implemented remote work policies and enhanced cleaning and hygiene protocols in all of its facilities, products and vehicles. The Company is continuing to monitor and assess orders issued by federal, state and local governments to ensure compliance with evolving COVID-19 guidelines. The Company also continues to monitor the impact of COVID-19 on its existing customers who themselves may be impacted by governmental shutdowns and other impacts due to the governmental orders.

While the Company has not seen a significant impact from COVID-19 in the financial results for the three and nine months ended September 30, 2022 as set forth in the below sections discussing the results of operations for the three and nine months ended September 30, 2022, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic and related business and operational pressures will have on its business, results of operations, liquidity or capital resources. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Results of Operations

Three Months Ended September 30, 2022 Compared to

Three Months Ended September 30, 2021

Overview

Consolidated revenues for the three months ended September 30, 2022 increased 16% to $200.5 million from $173.3 million in the same period in 2021. Consolidated net income for the three months ended September 30, 2022 increased 32% to $30.6 million, from $23.3 million for the same period in 2021. Earnings per diluted share for the three months ended September 30, 2022 increased 31% to $1.25 from $0.95 for the same period in 2021.

For the three months ended September 30, 2022, on a consolidated basis:

•
Gross profit increased $13.6 million, or 18%, to $89.4 million in 2022. Mobile Modular’s gross profit increased $6.9 million, or 14%, primarily due to higher gross profit on rental, sales, and rental related services revenues. TRS-RenTelco’s gross profit increased $2.5 million, or 16%, primarily due to higher gross profit on rental revenues. Adler Tanks’ gross profit increased $3.5 million, or 38%, primarily due to higher gross profit on rental and rental related services revenues. Enviroplex’s gross profit increased $0.8 million, or 52%, primarily due to $4.4 million higher sales revenues in 2022, partly offset by lower gross margins of 23%, compared to 27% in 2021.
•
Selling and administrative expenses increased $4.2 million, or 11%, to $44.1 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $2.6 million and $2.3 million higher marketing and administrative costs, partly offset by $1.0 million lower amortization of intangibles.
•
Interest expense increased $1.0 million, or 32%, to $4.2 million, due to 43% higher net average interest rates of 3.85% in 2022 compared to 2.69% in 2021, partly offset by 8% lower average debt levels of the Company.
•
Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 61%, 25% and 11%, respectively, compared to 65%, 27% and 7%, respectively, for the comparable 2021 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 3% and 1% in 2022 and 2021, respectively.
•
The provision for income taxes resulted in an effective tax rate of 25.3% and 28.7% for the quarters ended September 30, 2022 and 2021, respectively. The lower rate in 2022 was primarily attributable to increased business activities in lower tax rate states.
•
Adjusted EBITDA increased $8.8 million, or 13%, to $74.7 million in 2022.

Mobile Modular

For the three months ended September 30, 2022, Mobile Modular’s total revenues increased $15.4 million, or 14%, to $125.8 million compared to the same period in 2021, primarily due to higher rental, rental related services, and sales revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses, resulted in a 16% increase in pre-tax income to $25.0 million for the three months ended September 30, 2022, from $21.6 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/22 compared to Three Months Ended 9/30/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$69,111	$59,223	$9,888	17%
Rental related services	27,353	24,468	2,885	12%
Rental operations	96,464	83,691	12,773	15%
Sales	28,922	26,362	2,560	10%
Other	452	341	111	33%
Total revenues	125,838	110,394	15,444	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	7,747	7,544	203	3%
Rental related services	19,973	18,508	1,465	8%
Other	22,837	16,533	6,304	38%
Total direct costs of rental operations	50,557	42,585	7,972	19%
Costs of sales	18,696	18,145	551	3%
Total costs of revenues	69,253	60,730	8,523	14%
Gross Profit
Rental	38,527	35,146	3,381	10%
Rental related services	7,380	5,960	1,420	24%
Rental operations	45,907	41,106	4,801	12%
Sales	10,226	8,217	2,009	24%
Other	452	341	111	33%
Total gross profit	56,585	49,664	6,921	14%
Selling and administrative expenses	28,798	26,138	2,660	10%
Income from operations	27,787	23,526	4,261	18%
Interest expense allocation	(2,795)	(1,975)	820	42%
Pre-tax income	$24,992	$21,551	$3,441	16%
Other Selected Information
Adjusted EBITDA	$39,734	$36,160	$3,574	10%
Average rental equipment [1]	$1,030,792	$975,119	$55,673	6%
Average rental equipment on rent	$825,129	$746,184	$78,945	11%
Average monthly total yield [2]	2.23%	2.02%		10%
Average utilization [3]	80.1%	76.5%		5%
Average monthly rental rate [4]	2.79%	2.65%		5%
Period end rental equipment [1]	$1,036,770	$981,231	$55,539	6%
Period end utilization [3]	81.2%	76.7%		6%

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

Mobile Modular’s gross profit for the three months ended September 30, 2022 increased $6.9 million, or 14%, to $56.6 million. For the three months ended September 30, 2022 compared to the same period in 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $9.9 million, or 17%, due to 11% higher average rental equipment on rent and 5% higher average monthly rental rates in 2022. As a percentage of rental revenues, depreciation was 11% in 2022 and 13% in 2021, and other direct costs were 33% in 2022 and 28% in 2021, which resulted in gross margin percentages of 56% in 2022 compared to 59% in 2021. The higher rental revenues and lower rental margins, resulted in gross profit on rental revenues increasing $3.4 million, or 10%, to $38.5 million in 2022.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $2.9 million, or 12%, compared to 2021. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery and return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 27% in 2022, compared to 24% in 2021, resulted in rental related services gross profit increasing $1.4 million, or 24%, to $7.4 million in 2022.
•
Gross Profit on Sales – Sales revenues increased $2.6 million, or 10%, compared to 2021, due to higher used equipment sales. The higher gross margin percentage of 35% in 2022 compared to 31% in 2021, and higher sales revenue resulted in gross profit on sales increasing $2.0 million, or 24%, to $10.2 million. The higher gross margin on sales in 2022 was primarily due to increased margins on used sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2022, selling and administrative expenses increased $2.7 million, or 10%, to $28.8 million, primarily due to $1.6 million higher allocated corporate expenses and increased employee salaries and benefit costs totaling $1.2 million.

TRS-RenTelco

For the three months ended September 30, 2022, TRS-RenTelco’s total revenues increased $3.5 million to $38.5 million compared to the same period in 2021, primarily due to higher rental and sales revenues. Higher selling and administrative expenses and an increase in gross profit resulted in a 16% increase in pre-tax income to $10.1 million for the three months ended September 30, 2022, from $8.7 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/22 compared to Three Months Ended 9/30/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$31,760	$29,204	$2,556	9%
Rental related services	845	699	146	21%
Rental operations	32,605	29,903	2,702	9%
Sales	5,514	4,773	741	16%
Other	408	398	10	3%
Total revenues	38,527	35,074	3,453	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,427	12,151	276	2%
Rental related services	603	663	(60)	(9)%
Other	5,366	5,015	351	7%
Total direct costs of rental operations	18,396	17,829	567	3%
Costs of sales	2,133	1,743	390	22%
Total costs of revenues	20,529	19,572	957	5%
Gross Profit
Rental	13,967	12,038	1,929	16%
Rental related services	242	36	206	nm
Rental operations	14,209	12,074	2,135	18%
Sales	3,381	3,030	351	12%
Other	408	398	10	3%
Total gross profit	17,998	15,502	2,496	16%
Selling and administrative expenses	6,726	6,010	716	12%
Income from operations	11,272	9,492	1,780	19%
Interest expense allocation	(928)	(668)	260	39%
Foreign currency exchange loss	(236)	(128)	108	nm
Pre-tax income	$10,108	$8,696	$1,412	16%
Other Selected Information
Adjusted EBITDA	$23,894	$21,967	$1,927	9%
Average rental equipment [1]	$389,675	$362,104	$27,571	8%
Average rental equipment on rent	$254,471	$242,301	$12,170	5%
Average monthly total yield [2]	2.71%	2.69%		1%
Average utilization [3]	65.3%	66.9%		(2)%
Average monthly rental rate [4]	4.16%	4.02%		3%
Period end rental equipment [1]	$392,916	$363,892	$29,024	8%
Period end utilization [3]	65.2%	66.9%		(2)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2022 increased $2.5 million, or 16%, to $18.0 million. For the three months ended September 30, 2022 compared to the same period in 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $2.6 million, or 9%, depreciation expense increased $0.3 million, or 2%, and other direct costs increased $0.4 million or 7%, resulting in a 16% increase in gross profit on rental revenues to $14.0 million. As a percentage of rental revenues, depreciation was 39% and 42% in 2022 and 2021, respectively, and other direct costs were 17% for both periods, which resulted in a gross margin percentage of 44% and 41% in 2022 and 2021, respectively. The rental revenues increase was due to 5% higher average rental equipment on rent and 3% higher average monthly rental rates in 2022 as compared to 2021.
•
Gross Profit on Sales – Sales revenues increased $0.7 million, or 16%, to $5.5 million in 2022. Gross profit on sales increased 12%, to $3.4 million, with a gross margin percentage of 61% in 2022, compared to 63% in 2021. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2022, selling and administrative expenses increased $0.7 million, or 12%, to $6.7 million, primarily due to higher allocated corporate expenses.

Adler Tanks

For the three months ended September 30, 2022, Adler Tanks’ total revenues increased $3.9 million, or 18%, to $26.2 million compared to the same period in 2021, due to higher rental, rental related services, and other revenues. Higher gross profit on rental, rental related services and other revenues, partly offset by an increase in selling and administrative expenses, resulted in a $2.5 million increase in pre-tax income to $4.6 million for the three months ended September 30, 2022, compared to the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Three Months Ended 9/30/22 compared to Three Months Ended 9/30/21 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$17,490	$14,842	$2,648	18%
Rental related services	7,163	6,346	817	13%
Rental operations	24,653	21,188	3,465	16%
Sales	977	960	17	2%
Other	563	135	428	nm
Total revenues	26,193	22,283	3,910	18%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,002	4,107	(105)	(3)%
Rental related services	5,395	5,185	210	4%
Other	3,505	3,163	342	11%
Total direct costs of rental operations	12,902	12,455	447	4%
Costs of sales	693	680	13	2%
Total costs of revenues	13,595	13,135	460	4%
Gross Profit
Rental	9,983	7,572	2,411	32%
Rental related services	1,768	1,161	607	52%
Rental operations	11,751	8,733	3,018	35%
Sales	284	280	4	1%
Other	563	135	428	nm
Total gross profit	12,598	9,148	3,450	38%
Selling and administrative expenses	7,141	6,333	808	13%
Income from operations	5,457	2,815	2,642	94%
Interest expense allocation	(822)	(638)	184	29%
Pre-tax income	$4,635	$2,177	$2,458	113%
Other Selected Information
Adjusted EBITDA	$10,192	$7,708	$2,484	32%
Average rental equipment [1]	$307,153	$311,876	$(4,723)	(2)%
Average rental equipment on rent	$168,659	$150,005	$18,654	12%
Average monthly total yield [2]	1.90%	1.59%		19%
Average utilization [3]	54.9%	48.1%		14%
Average monthly rental rate [4]	3.46%	3.30%		5%
Period end rental equipment [1]	$307,430	$310,691	$(3,261)	(1)%
Period end utilization [3]	58.3%	50.4%		16%
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

nm = Not meaningful

Adler Tanks’ gross profit for the three months ended September 30, 2022 increased $3.5 million, or 38%, to $12.6 million. For the three months ended September 30, 2022 compared to the same period in 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $2.6 million, or 18%, primarily due to 12% higher average equipment on rent and 5% higher average rental rates in 2022 compared to 2021. As a percentage of rental revenues, depreciation was 23% in 2022 and 28% in 2021, and other direct costs were 20% and 21% in 2022 and 2021, respectively, which resulted in gross margin percentages of 57% and 51% in 2022 and 2021, respectively. The higher rental revenues and higher rental margins resulted in an increase in gross profit on rental revenues of $2.4 million, or 32%, to $10.0 million in 2022 compared to 2021.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $0.8 million, or 13%, to $7.2 million compared to 2021. The higher rental related services revenues with higher gross margin percentage of 25% in 2022 compared to 18% in 2021, resulted in rental related services gross profit increasing 52% to $1.8 million in 2022.

For the three months ended September 30, 2022, selling and administrative expenses increased $0.8 million, or 13%, to $7.1 million compared to the same period in 2021, primarily due to higher allocated corporate expenses and higher employee salaries and benefit costs.

Nine Months Ended September 30, 2022 Compared to

Nine Months Ended September 30, 2021

Overview

Consolidated revenues for the nine months ended September 30, 2022 increased to $522.9 million from $440.9 million for the same period in 2021. Consolidated net income for the nine months ended September 30, 2022 increased 23% to $75.5 million, from $61.3 million for the same period in 2021. Earnings per diluted share for the nine months ended September 30, 2022 increased 23% to $3.08 from $2.50 for the same period in 2021.

For the nine months ended September 30, 2022, on a consolidated basis:

•
Gross profit increased $35.0 million, or 18%, to $233.8 million in 2022. Mobile Modular’s gross profit increased $24.0 million, or 19%, primarily due to higher gross profit on rental, sales and rental related services revenues. TRS-RenTelco’s gross profit increased $4.0 million, or 9%, primarily due to higher gross profit on rental and sales revenues. Adler Tanks’ gross profit increased $7.8 million, or 32%, primarily due to higher gross profit on rental, rental related services and other revenues. Enviroplex’s gross profit decreased $0.8 million, primarily due to lower gross profit margins on sales revenues.
•
Selling and administrative expenses increased 14% to $124.0 million from $109.3 million for the same period in 2021, primarily due to increased employee salaries and benefit costs of $10.0 million, primarily due to the addition of Design Space and Kitchens To Go employees, and $4.1 million higher marketing and administrative costs.
•
Interest expense increased $2.8 million to $10.0 million, due to 23% higher average debt levels of the Company and 13% higher net average interest rates of 3.11% in 2022, compared to 2.75% in 2021.
•
Pre-tax income contribution by Mobile Modular, TRS-RenTelco and Adler Tanks was 64%, 26% and 9%, respectively, compared to 64%, 30% and 5%, respectively, for the comparable 2021 period. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 1% for both the 2022 and 2021 periods.
•
The provision for income taxes resulted in an effective tax rate of 24.0% and 25.3% for the nine months ended September 30, 2022 and 2021, respectively.
•
Adjusted EBITDA increased $24.1 million, or 14%, to $197.8 million in 2022.

Mobile Modular

For the nine months ended September 30, 2022, Mobile Modular’s total revenues increased $64.2 million, or 24%, to $327.9 million compared to the same period in 2021, primarily due to higher rental, sales, and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses resulted in a 20% increase in pre-tax income to $63.5 million for the nine months ended September 30, 2022, from $53.0 million for the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/22 compared to Nine Months Ended 9/30/21 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$195,598	$159,118	$36,480	23%
Rental related services	66,947	54,726	12,221	22%
Rental operations	262,545	213,844	48,701	23%
Sales	64,113	48,766	15,347	31%
Other	1,202	1,004	198	20%
Total revenues	327,860	263,614	64,246	24%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,329	20,437	2,892	14%
Rental related services	48,269	40,384	7,885	20%
Other	67,072	45,309	21,763	48%
Total direct costs of rental operations	138,670	106,130	32,540	31%
Costs of sales	39,785	32,127	7,658	24%
Total costs of revenues	178,455	138,257	40,198	29%
Gross Profit
Rental	105,197	93,373	11,824	13%
Rental related services	18,678	14,340	4,338	30%
Rental operations	123,875	107,713	16,162	15%
Sales	24,328	16,640	7,688	46%
Other	1,202	1,004	198	20%
Total gross profit	149,405	125,357	24,048	19%
Selling and administrative expenses	79,245	67,977	11,268	17%
Income from operations	70,160	57,380	12,780	22%
Interest expense allocation	(6,616)	(4,401)	2,215	50%
Pre-tax income	$63,544	$52,979	$10,565	20%
Other Selected Information
Adjusted EBITDA	$105,912	$89,634	$16,278	18%
Average rental equipment [1]	$1,019,105	$906,633	$112,472	12%
Average rental equipment on rent	$799,911	$688,694	$111,217	16%
Average monthly total yield [2]	2.13%	1.95%		9%
Average utilization [3]	78.5%	76.0%		3%
Average monthly rental rate [4]	2.72%	2.57%		6%
Period end rental equipment [1]	$1,036,770	$981,231	$55,539	6%
Period end utilization [3]	81.2%	76.7%		6%

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

Mobile Modular’s gross profit for the nine months ended September 30, 2022 increased $24.0 million, or 19%, to $149.4 million. For the nine months ended September 30, 2022 compared to the same period in 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $36.5 million, or 23%, primarily due to 16% higher average rental equipment on rent and 6% higher average rental rates in 2022. The increase in rental revenue and average equipment on rent was due in part to the Design Space and Kitchens To Go acquisitions. As a percentage of rental revenues, depreciation was 12% and 13% in 2022 and 2021, respectively, and other direct costs were 34% in 2022 and 28% in 2021, which resulted in gross margin percentages of 54% in 2022 and 59% in 2021. The higher rental revenues, partly offset by lower rental margins resulted in gross profit on rental revenues increasing $11.8 million, or 13%, to $105.2 million in 2022.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $12.2 million, or 22%, compared to 2021. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased delivery and return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 28% in 2022, compared to 26% in 2021, resulted in rental related services gross profit increasing $4.3 million, or 30%, to $18.7 million in 2022.
•
Gross Profit on Sales – Sales revenues increased $15.3 million, or 31%, compared to 2021, due to higher new and used equipment sales. The higher gross margin percentage of 38% in 2022 compared to 34% in 2021, primarily due to higher margins on used equipment sales revenues, resulted in gross profit on sales increasing $7.7 million, or 46%, to $24.3 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2022, selling and administrative expenses increased $11.3 million, or 17%, to $79.2 million, primarily due to increased employee salaries and benefit costs of $5.5 million, primarily due to the addition of Design Space and Kitchens To Go employees, and $4.5 million higher allocated corporate expenses.

TRS-RenTelco

For the nine months ended September 30, 2022, TRS-RenTelco’s total revenues increased $6.9 million, to $109.4 million compared to the same period in 2021, primarily due to higher rental and sales revenues. Pre-tax income increased $1.6 million, or 7%, to $26.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to higher gross profit on rental, sales, and rental related services revenues, partly offset by higher selling and administrative expenses.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/22 compared to Nine Months Ended 9/30/21 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$89,990	$84,340	$5,650	7%
Rental related services	2,329	2,149	180	8%
Rental operations	92,319	86,489	5,830	7%
Sales	15,845	14,679	1,166	8%
Other	1,195	1,292	(97)	(8)%
Total revenues	109,359	102,460	6,899	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	36,789	35,429	1,360	4%
Rental related services	1,847	2,061	(214)	(10)%
Other	15,501	14,267	1,234	9%
Total direct costs of rental operations	54,137	51,757	2,380	5%
Costs of sales	6,398	5,836	562	10%
Total costs of revenues	60,535	57,593	2,942	5%
Gross Profit
Rental	37,700	34,643	3,057	9%
Rental related services	482	90	392	nm
Rental operations	38,182	34,733	3,449	10%
Sales	9,447	8,842	605	7%
Other	1,195	1,292	(97)	(8)%
Total gross profit	48,824	44,867	3,957	9%
Selling and administrative expenses	19,930	18,381	1,549	8%
Income from operations	28,894	26,486	2,408	9%
Interest expense allocation	(2,160)	(1,588)	572	36%
Foreign currency exchange loss	(404)	(185)	219	nm
Pre-tax income	$26,330	$24,713	$1,617	7%
Other Selected Information
Adjusted EBITDA	$66,675	$63,378	$3,297	5%
Average rental equipment [1]	$379,181	$348,749	$30,432	9%
Average rental equipment on rent	$245,641	$235,189	$10,452	4%
Average monthly total yield [2]	2.63%	2.69%		(2)%
Average utilization [3]	64.8%	67.4%		(4)%
Average monthly rental rate [4]	4.07%	3.98%		2%
Period end rental equipment [1]	$392,916	$363,892	$29,024	8%
Period end utilization [3]	65.2%	66.9%		(2)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2022 increased $4.0 million, or 9%, to $48.8 million. For the nine months ended September 30, 2022 compared to the same period in 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $5.7 million, or 7%, and depreciation expense increased $1.4 million, or 4%, resulting in a 9% increase in gross profit on rental revenues to $37.7 million. As a percentage of rental revenues, depreciation was 41% and 42% in 2022 and 2021, respectively, and other direct costs were 17% in 2022 and 2021, which resulted in a gross margin percentage of 42% and 41% in 2022 and 2021, respectively. The rental revenues increase was due to 4% higher average rental equipment on rent and 2% higher average monthly rental rates in 2022 as compared to 2021. The higher rental rates were reflective of higher rates for both general purpose and telecommunication equipment on rent compared to the prior year.
•
Gross Profit on Sales – Sales revenues increased $1.2 million, or 8%, to $15.8 million in 2022. Gross profit on sales increased $0.6 million, or 7%, to $9.4 million with a gross margin percentage of 60% in 2022, unchanged from 2021. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2022, selling and administrative expenses increased $1.5 million, or 8%, to $19.9 million, primarily due to increased employee salaries and benefit costs and higher allocated corporate expenses.

Adler Tanks

For the nine months ended September 30, 2022, Adler Tanks’ total revenues increased $10.2 million, or 17%, to $70.2 million compared to the same period in 2021, primarily due to higher rental and rental related services revenues. Higher gross profit on rental and rental related services, partly offset by higher selling and administrative expenses, resulted in a $5.6 million increase in pre-tax income to $9.4 million for the nine months ended September 30, 2022, compared to the same period in 2021.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – Nine Months Ended 9/30/22 compared to Nine Months Ended 9/30/21 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$47,638	$40,479	$7,159	18%
Rental related services	19,221	16,995	2,226	13%
Rental operations	66,859	57,474	9,385	16%
Sales	2,235	2,161	74	3%
Other	1,082	316	766	nm
Total revenues	70,176	59,951	10,225	17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,996	12,350	(354)	(3)%
Rental related services	14,851	13,791	1,060	8%
Other	9,783	8,120	1,663	20%
Total direct costs of rental operations	36,630	34,261	2,369	7%
Costs of sales	1,613	1,523	90	6%
Total costs of revenues	38,243	35,784	2,459	7%
Gross Profit
Rental	25,859	20,009	5,850	29%
Rental related services	4,370	3,204	1,166	36%
Rental operations	30,229	23,213	7,016	30%
Sales	622	638	(16)	(3)%
Other	1,082	316	766	nm
Total gross profit	31,933	24,167	7,766	32%
Selling and administrative expenses	20,642	18,853	1,789	9%
Income from operations	11,291	5,314	5,977	112%
Interest expense allocation	(1,941)	(1,560)	381	24%
Pre-tax income	$9,350	$3,754	$5,596	149%
Other Selected Information
Adjusted EBITDA	$25,520	$20,144	$5,376	27%
Average rental equipment [1]	$307,731	$312,928	$(5,197)	(2)%
Average rental equipment on rent	$159,132	$137,797	$21,335	15%
Average monthly total yield [2]	1.72%	1.44%		19%
Average utilization [3]	51.7%	44.0%		17%
Average monthly rental rate [4]	3.33%	3.26%		2%
Period end rental equipment [1]	$307,430	$310,691	$(3,261)	(1)%
Period end utilization [3]	58.3%	50.4%		16%
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

nm = Not meaningful

Adler Tanks’ gross profit for the nine months ended September 30, 2022 increased $7.8 million, or 32%, to $31.9 million. For the nine months ended September 30, 2022 compared to the same period in 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $7.2 million, or 18%, due to 15% higher average rental equipment on rent and 2% higher average monthly rental rates in 2022 compared to 2021. Stronger business activity levels in multiple geographic and market segments resulted in increased rental revenues when compared to 2021. As a percentage of rental revenues, depreciation was 25% in 2022 and 31% in 2021, and other direct costs were 21% and 20% in 2022 and 2021, respectively, which resulted in gross margin percentages of 54% and 49% in 2022 and 2021, respectively. The higher rental revenues and rental margins resulted in a 29% increase in gross profit on rental revenues to $25.9 million in 2022.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $2.2 million, or 13%, to $19.2 million compared to 2021. Higher rental related services revenues and higher gross margin percentage of 23% in 2022, compared to 19% in 2021, resulted in rental related services gross profit increasing 36% to $4.4 million in 2022.

For the nine months ended September 30, 2022, selling and administrative expenses increased 9% to $20.6 million compared to the same period in 2021, primarily due to increased employee salaries and benefit costs and higher allocated corporate expenses.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Net income	$30,567	$23,252	$75,497	$61,258	$103,944	$92,433
Provision for income taxes	10,365	9,350	23,857	20,797	35,111	28,931
Interest expense	4,177	3,168	9,998	7,208	13,245	9,191
Depreciation and amortization	27,917	28,488	83,272	79,047	110,920	102,441
EBITDA	73,026	64,258	192,624	168,310	263,220	232,996
Share-based compensation	1,694	1,705	5,106	5,302	7,470	5,957
Adjusted EBITDA [1]	$74,720	$65,963	$197,730	$173,612	$270,690	$238,953
Adjusted EBITDA margin [2]	37%	38%	38%	39%	39%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Adjusted EBITDA [1]	$74,720	$65,963	$197,730	$173,612	$270,690	$238,953
Interest paid	(3,161)	(2,490)	(8,982)	(6,477)	(12,831)	(8,698)
Income taxes paid, net of refunds received	(7,807)	(1,084)	(24,885)	(8,074)	(25,898)	(18,273)
Gain on sale of used rental equipment	(10,612)	(5,918)	(26,705)	(17,788)	(34,358)	(23,007)
Foreign currency exchange loss (gain)	236	128	404	185	429	(82)
Amortization of debt issuance costs	4	5	13	11	17	14
Change in certain assets and liabilities:
Accounts receivable, net	(22,630)	(27,922)	(30,460)	(33,278)	(21,128)	(27,161)
Prepaid expenses and other assets	(6,458)	(2,024)	(17,313)	(11,409)	(12,720)	(6,288)
Accounts payable and other liabilities	12,399	(1,023)	10,097	19,377	6,201	22,248
Deferred income	14,564	12,670	33,399	20,128	22,353	7,548
Net cash provided by operating activities	$51,255	$38,305	$133,298	$136,287	$192,755	$185,254

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series C Senior Notes, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:
•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2022, the actual ratio was 4.14 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2022, the actual ratio was 1.55 to 1.

At September 30, 2022, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2022 compared to the same period in 2021 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $133.3 million in 2022, compared to $136.3 million in 2021. The 2% decrease in net cash provided by operating activities was primarily attributable to lower deferred income taxes and increased gain on sale of used rental equipment, partly offset by higher deferred income.

Cash Flows from Investing Activities: Net cash used in investing activities was $86.8 million in 2022, compared to $335.4 million in 2021. The $248.6 million decrease was primarily due to the $285.6 million acquisition of Design Space and Kitchens To Go in 2021, partly offset by $40.0 million higher purchases of rental equipment in 2022.

Cash Flows from Financing Activities: Net cash used in financing activities was $46.4 million in 2022, compared to net cash provided of $200.3 million in 2021. The change in net cash during 2022 was primarily attributable to reduced borrowings under bank lines of credit and note purchase agreements as the borrowings were primarily related to the funding of the Design Space and Kitchens to Go acquisitions.

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

On August 19, 2022, the Company entered into an amended and restated Credit Facility Letter Agreement and a Credit Line Note in favor of MUFG Union Bank, N.A., which provides for a $20.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of July 15, 2027, or the date the Company ceases to utilize MUFG Union Bank, N.A. for its cash management services. The Sweep Service Facility replaced the Company’s prior $12.0 million sweep service facility, dated as of March 30, 2020.

At September 30, 2022, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $259.5 million was outstanding and had capacity to borrow up to an additional $390.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2022, the actual ratio was 4.14 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2022, the actual ratio was 1.55 to 1.

At September 30, 2022, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

3.84% Senior Notes Due in 2022

On November 5, 2015, the Company issued and sold to the purchasers a $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes (the “Series C Senior Notes”) pursuant to the terms of the Prior NPA. The Series C Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 3.84% per annum and mature on November 5, 2022. Interest on the Series C Senior Notes is payable semi-annually beginning on May 5, 2016 and continuing thereafter on November 5 and May 5 of each year until maturity. The principal balance is due when the notes mature on November 5, 2022. The full net proceeds from the Series C Senior Notes were used to reduce the outstanding balance on the Company’s revolving credit line. At September 30, 2022, the principal balance outstanding under the Series C Senior Notes was $60.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At September 30, 2022, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At September 30, 2022, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2022, the actual ratio was 4.14 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2022, the actual ratio was 1.55 to 1.

At September 30, 2022, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the nine months ended September 30, 2022 and 2021. As of September 30, 2022, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2021 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2022. Refer to our 2021 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2021 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2022. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We rely upon our information technology systems and infrastructure for our business. We sustained an immaterial cybersecurity attack in 2021 involving ransomware that impacted certain of our systems but was unsuccessful in its ability to disrupt our network. Our investigation revealed that an unauthorized third party copied some personal information relating to certain current and former employees, directors, contractor workers and their dependents and certain other persons. Upon detection, we promptly undertook steps to address the incident, restored network systems and resumed normal operations. The attack did not result in any material disruption to our operations or ability to service our customers and did not affect our financial performance.

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

At September 30, 2022, we had $174.9 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

INTEREST RATE AND INDEBTEDNESS RISKS:

Our debt instruments contain covenants that restrict or prohibit our ability to enter into a variety of transactions and may limit our ability to finance future operations or capital needs. If we have an event of default under these instruments, our indebtedness could be accelerated, and we may not be able to refinance such indebtedness or make the required accelerated payments.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.6 million per year for each 1% increase in the average interest rate we pay based on the $259.5 million balance of variable rate debt outstanding at September 30, 2022. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

We are subject to laws and regulations governing government contracts. These laws and regulations expose us to business volatility and risks, including government budgeting cycles and appropriations, potential early termination of contracts, procurement regulations, governmental policy shifts, audits, investigations, sanctions and penalties. Furthermore, these laws and regulations make these government contracts more favorable to government entities than other third parties and any changes in these laws and regulations, or our failure to comply with these laws and regulations could harm our business.

McGrath derives a portion of its revenues from contracts with U.S. federal government entities, government prime contractors, state entities and local entities, including school districts. Contracts with government entities are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies. Such contracts are also subject to unique laws and regulations, and the adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs and risks and reduce our profitability. In addition, any failure on the part of the company to comply with applicable government contract laws and regulations might result in administrative penalties or even in the termination or suspension of these contracts and as a result, the loss of the related revenues, which would harm our business.

Furthermore, the laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. Also, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback” contract refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of “piggyback” contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

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

As of September 30, 2022, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

The liquid and solid containment rental industry is highly competitive. We compete against national, regional and local companies, including United Rentals, Rain For Rent and Kinderhook Industries (which recently acquired WillScot Corporation's Tank and Pump business), all of which may be larger than we are, may offer a wider range of products and services and may have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment and lower cost structures than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Some competitors offer different approaches to liquid storage, such as large-volume modular tanks that may have better economics and compete with conventional frac tanks in certain oil and gas field applications. We may in the future encounter increased competition in the markets that we serve from existing competitors or from new market entrants. Industry consolidation may create additional competition for customers and provide the combined entity access to greater financial resources than we have.

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

We believe that demand related to hydraulic fracturing has impacted the total rental revenues and market size in recent years. Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing to obtain shale oil and shale gas) are subject to numerous local, state and federal regulations. In the nine months ended September 30, 2022, oil and gas exploration and production accounted for approximately 6% of Adler Tanks’ rental revenues, and approximately 1% of the Company’s total revenues. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our rental products. Finally, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental products, which would reduce our operating results and cash flows.

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

Adverse economic conditions in the United States and globally, including the potential onset of recession, could have a negative effect on our business, results of operations, financial condition and liquidity.

Adverse macroeconomic conditions in the United States and globally, including inflation, slower than expected growth or recession, changes to fiscal and monetary policy, tightening of the credit markets, higher interest rates and currency fluctuations, could negatively impact our business, financial condition, results of operations and liquidity. These factors could negatively affect demand for our business.

Adverse economic conditions in the United States and globally have from time to time caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to refinance debt.

Furthermore, sustained uncertainty about, or worsening of, current global economic conditions, including further escalation of tensions between Russia and Western countries, as well as further escalation of trade tensions between the U.S. and China, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect our revenue and could materially adversely affect our business, results of operations, financial condition and growth.

Environmental, social and governance (ESG) matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to ESG concerns. This focus on ESG concerns may lead to new requirements that could result in increased costs for our business. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, supplier practices, or by failure to meet such customer expectations or demand. We risk negative shareholder reaction, including from proxy advisory services, as well as damage to our reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1

Amended and Restated Credit Agreement, dated as of July 15, 2022, among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on July 19, 2022, and incorporated herein by reference).

4.2

Amended and Restated Guaranty, dated as of July 15, 2022, among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the Administrative Agent (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on July 19, 2022, and incorporated herein by reference).

4.3	Amended and Restated Credit Facility Letter Agreement, dated as of August 19, 2022, between the Company and MUFG Union Bank, N.A.

4.4	Amended and Restated Credit Line Note, dated as of August 19, 2022, in favor of MUFG Union Bank, N.A.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2022	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer