Form 10-K
period 2022-12-31
MCGRATH RENTCORP
filed 2023-02-22
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2022): $1,826,963,544.

As of February 21, 2023, 24,392,436 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

McGrath RentCorp’s definitive proxy statement with respect to its 2023 Annual Meeting of Shareholders to be held on June 7, 2023 which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2022, is incorporated by reference into Part III (Items 10, 11, 12, and 13).

Exhibit index appears on page 88.

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“this Form 10-K”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements, including statements (1) the strategic shift associated with the acquisition of Vesta Modular and divestment of Adler Tanks will provide for accelerated growth of the modular business, develop cost and revenue synergies, and increase the proportion of longer-term rental revenue contracts, and (2) our belief that we will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment. These forward-looking statements also can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “continues”, “could”, “estimates”, “expects”, “intends”, “may”, “plan”, “predict”, “project”, or “will”, or the negative of these terms or other comparable terminology.

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

The Company is a diversified business-to-business rental company with four rental divisions: relocatable modular buildings, portable storage containers, electronic test equipment, and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2022, the Company was comprised of four reportable business segments: (1) its modular building and portable storage segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).

On February 1, 2023, the Company sold the Adler Tanks business to Ironclad Environmental Solutions, Inc., a Kinderhook portfolio company, for a cash sale price of $265 million, subject to certain adjustments. On the same date, the Company acquired Vesta Housing Solutions Holdings, Inc. ("Vesta Modular"), a portfolio company of Kinderhook Industries, that is a leading provider of temporary and permanent modular space solutions, for a cash purchase price of $400 million, subject to certain adjustments.

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
•
We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental equipment. For modulars the original investment is recovered in approximately four years, in approximately three years for electronic test equipment and in approximately five years for liquid and solid containment tanks and boxes.
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

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profits on rents are the best measures of the health of each of our rental businesses. Additionally, we believe our business model and results are enhanced by operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronic test equipment, as well as shared senior management and back-office functions for financing, human resources, insurance, marketing, information technology and operating and accounting systems.

Human Capital Management

As of December 31, 2022, the Company had 1,218 employees, of whom 133 were primarily administrative and executive personnel, with 705, 166, 134 and 80 in the operations of Mobile Modular, Adler Tanks, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Government Regulations

We are subject to certain environmental, transportation, anti-corruption, import controls, health and safety, privacy and other laws and regulations in locations in which we operate. Our activity in jurisdictions in which we operate is additionally subject to anti-bribery laws and regulations, such as the US Foreign Corrupt Practices Act of 1977, which prevent companies and their officers, employees and agents from making payments to officials and public entities of foreign countries to facilitate obtaining new contracts. We are also subject to laws and regulations that govern and impose liability for activities that may have adverse environmental effects, including discharges into air and water, and handling and disposal of hazardous substances and waste. Our motor vehicles and related units are subject to regulation in certain states under motor vehicle and similar registrations. While we incur costs in our business to comply with these laws and regulations, management does not believe that the costs of compliance with these various governmental regulations is material to our business and financial condition.

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

RELOCATABLE MODULAR BUILDINGS

Description

Modulars are designed for use as classrooms, temporary offices adjacent to existing facilities, sales offices, construction field offices, restroom buildings, health care clinics, child care facilities, office space and for a variety of other purposes and may be moved from one location to another. Modulars vary from simple single-unit construction site offices to multi-floor modular complexes. The Company’s modular rental fleet includes a full range of styles and sizes. The Company considers its modulars to be among the most attractive and well-designed available. The units are constructed with wood or metal siding, sturdily built and physically capable of a long useful life. Modulars are generally provided with installed heat, air conditioning, lighting, electrical outlets and floor covering, and may have customized interiors including partitioning, cabinetry and plumbing facilities.

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. During 2022, Mobile Modular purchased 30% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular currently operates from regional sales and inventory centers in California, Texas, Florida, Georgia and Virginia, serving large geographic areas in these and surrounding states, and sales offices serving Louisiana, North Carolina and South Carolina. In 2021, the Company purchased substantially all of the assets of Design Space Modular Buildings PNW, LP, which operated from a number of smaller sales and inventory centers across the Western United States. In 2021, the Company completed the purchase of the assets of GRS Holding LLC, DBA Kitchens To Go (“Kitchens To Go”). Kitchens To Go provides interim and permanent modular kitchen solutions serving the United States from its inventory center in Indiana. These sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 14 years old with sale proceeds above its net book value.

On February 1, 2023, the Company acquired Vesta Modular, a portfolio company of Kinderhook Industries, that is a leading provider of temporary and permanent modular space solutions, for a cash purchase price of $400 million, subject to certain adjustments. The acquisition creates a larger scaled modular business with increased geographic coverage and density to serve customers.

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

At December 31, 2022, Mobile Modular owned 70,233 new or previously rented modulars and portable storage containers with an aggregate cost of $1,123.3 million including accessories, or an average cost per unit of $15,993. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2022, fleet utilization was 80.7% and average fleet utilization during 2022 was 79.1%. The Mobile Modular segment includes the results of operations of Mobile Modular Portable Storage and Kitchens To Go, which represented approximately 11% and 2% of the Company’s 2022 total revenues, respectively.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales may arise out of its marketing efforts for the rental fleet and from existing equipment already on rent or from specific requests for new buildings for a permanent need. The Company has a dedicated team that focuses on these custom sale opportunities. Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units. During 2022 Mobile Modular’s largest sale represented approximately 4% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry, notably WillScot Mobile Mini Holdings Corp, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. In addition, a number of other smaller companies operate regionally throughout the country. Mobile Modular operates primarily in California, the Pacific Northwest, Texas, Florida, Louisiana, North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2022	2021	2020	2019	2018
Modular Rental Revenues (Mobile Modular)	24%	28%	33%	32%	33%
Modular Sales Revenues (Mobile Modular & Enviroplex)	42%	49%	48%	64%	70%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	29%	34%	38%	42%	44%
Consolidated Rental and Sales Revenues [1]	19%	21%	23%	25%	24%
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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located on the grounds of the Dallas Fort Worth International Airport in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2022, the original cost of electronic test equipment inventory was comprised of 80% general purpose electronic test equipment and 20% communications electronic test equipment.

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

At December 31, 2022, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $398.3 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 59.4% as of December 31, 2022 and averaged 64.2% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 20% to 23% of total annual gross profit for our electronics division. For 2022, gross profit on equipment sales was approximately 22% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2022, approximately 16% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2022 represented 8% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sales of electronic test equipment is in excess of $8.0 billion per year.

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

On February 1, 2023, the Company sold the Adler Tanks business to Ironclad Environmental Solutions, Inc., a Kinderhook portfolio company, for a cash sale price of $265 million, subject to certain adjustments.

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

Rentals

Adler Tanks rents tanks and boxes typically for rental periods of one to six months, although in some instances, rental terms can be up to a year or longer. Monthly rental rates typically are between 2% and 10% of the equipment’s original acquisition cost. At December 31, 2022, Adler Tanks had rental equipment inventory including accessories with an aggregate cost of $308.4 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 57.1% at December 31, 2022 and averaged 53.1% during the year.

Seasonality

Rental activity may decline in the fourth quarter month of December and the first quarter months of January and February. These months may have lower rental activity due to inclement weather in certain regions of the country impacting the industries that we serve.

Competition

The liquid and solid containment rental industry is highly competitive including national, regional and local companies. Some of our national competitors, notably United Rentals and Rain For Rent, may be larger than we are and may have greater financial and other resources than we have. Some of our competitors also have longer operating histories and lower cost basis of rental equipment than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates. Adler Tanks competes with these companies based upon product availability, product quality, price, service and reliability. Adler Tanks may encounter increased competition in the markets that it serves from existing competitors or from new market entrants in the future.

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

Product Highlights

(dollar amounts in thousands)	Year Ended December 31,
	2022	2021	2020	2019	2018
Relocatable Modular Buildings (operating under Mobile Modular and Enviroplex)
Revenues
Rental	$268,288	$220,569	$188,719	$182,316	$159,136
Rental related services	91,851	72,330	67,527	69,395	54,696
Total Modular rental operations	360,139	292,899	256,246	251,711	213,832
Sales — Mobile Modular	99,979	68,982	63,863	47,043	39,467
Sales — Enviroplex	23,170	31,081	32,737	39,814	29,046
Total Modular sales	123,149	100,063	96,600	86,857	68,513
Other	1,599	1,435	1,415	2,256	1,275
Total Modular revenues	$484,887	$394,397	$354,261	$340,824	$283,620
Percentage of rental revenues	58.8%	56.5%	53.6%	51.5%	49.9%
Percentage of total revenues	66.1%	64.0%	61.9%	59.8%	56.9%
Rental equipment, at cost (year-end)	$1,123,268	$1,040,094	$882,115	$868,807	$817,375
Rental equipment, net book value (year-end)	$815,392	$751,537	$611,590	$610,048	$572,032
Number of units (year-end)	70,233	65,673	56,880	56,207	53,035
Utilization (year-end) [1]	80.7%	76.4%	76.0%	79.1%	79.3%
Average utilization [1]	79.1%	76.2%	77.2%	79.2%	78.2%
Average rental equipment, at cost [2]	$1,025,637	$925,951	$825,614	$795,250	$756,513
Annual yield on average rental equipment, at cost [4]	26.2%	23.8%	22.9%	22.9%	21.0%
Gross margin on rental revenues	57.4%	59.9%	62.5%	59.8%	59.8%
Gross margin on sales	33.3%	33.1%	31.9%	33.9%	30.7%

Electronic Test Equipment (operating under TRS-RenTelco)
Revenues
Rental	$121,375	$113,419	$109,083	$103,704	$89,937
Rental related services	3,112	2,880	3,080	3,260	3,300
Total Electronics rental operations	124,487	116,299	112,163	106,964	93,237
Sales	24,571	22,242	26,618	22,106	23,061
Other	1,720	1,653	2,030	2,413	2,359
Total Electronics revenues	$150,778	$140,194	$140,811	$131,483	$118,657
Percentage of rental revenues	26.6%	29.1%	31.0%	29.3%	28.2%
Percentage of total revenues	20.5%	22.7%	24.6%	23.1%	23.8%
Rental equipment, at cost (year-end)	$398,267	$361,391	$333,020	$335,343	$285,052
Rental equipment, net book value (year-end)	$174,924	$161,900	$156,536	$172,413	$131,450
Utilization (year-end) [1]	59.4%	62.9%	67.4%	64.5%	62.1%
Average utilization [1]	64.2%	67.0%	66.2%	66.2%	62.7%
Average rental equipment, at cost [3]	$383,235	$351,895	$336,399	$306,426	$275,891
Annual yield on average rental equipment, at cost [4]	31.6%	32.3%	32.4%	33.8%	32.6%
Gross margin on rental revenues	41.8%	41.3%	41.7%	43.8%	43.6%
Gross margin on sales	60.5%	57.0%	47.7%	56.2%	54.6%

(dollar amounts in thousands)	Year Ended December 31,
	2022	2021	2020	2019	2018
Liquid and Solid Containment Tanks and Boxes (operating under Adler Tanks)
Revenues
Rental	$66,366	$56,025	$53,988	$67,869	$69,701
Rental related services	27,654	22,851	21,786	28,383	24,911
Total Tanks and Boxes rental operations	94,020	78,876	75,774	96,252	94,612
Sales	2,933	2,930	1,386	1,266	1,044
Other	1,205	436	322	405	397
Total Tanks and Boxes revenues	$98,158	$82,242	$77,482	$97,923	$96,053
Percentage of rental revenues	14.6%	14.4%	15.3%	19.2%	21.9%
Percentage of total revenues	13.4%	13.3%	13.5%	17.2%	19.3%
Rental equipment, at cost (year-end)	$308,396	$309,908	$315,706	$316,261	$313,573
Rental equipment, net book value (year-end)	$137,738	$151,787	$169,990	$185,039	$197,533
Utilization (year-end) [1]	57.1%	47.6%	39.8%	48.4%	56.4%
Average utilization [1]	53.1%	45.4%	44.6%	54.7%	59.9%
Average rental equipment, at cost [2]	$307,651	$312,150	$314,797	$313,810	$310,401
Annual yield on average rental equipment, at cost [4]	21.6%	18.0%	17.2%	21.6%	22.4%
Gross margin on rental revenues	57.2%	50.1%	53.0%	58.3%	61.1%
Gross margin on sales	28.9%	29.2%	7.9%	25.1%	3.7%

Total revenues	$733,823	$616,833	$572,554	$570,230	$498,330

1.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment. Average utilization is calculated using the average cost of equipment for the year.
2.
Average rental equipment, at cost for modulars and tanks and boxes excludes new equipment inventory and accessory equipment.
3.
Average rental equipment, at cost, for electronics excludes accessory equipment.
4.
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

In the second quarter 2021, we acquired the assets of Design Space Modular Buildings PNW, LP (“Design Space”), a provider of modular buildings and portable storage containers for rental and sale to customers in the West and Pacific Northwest states in the U.S. and GRS Holding LLC, DBA Kitchens to Go (“Kitchens To Go”), a provider of interim and permanent modular solutions for foodservice providers that require flexible facilities to continue or expand operations. In the first quarter of 2023, the Company acquired Vesta Modular, a portfolio company of Kinderhook Industries, that is a leading provider of temporary and permanent modular space solutions. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the assets to be divested from the assets that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2022, we had $173.4 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $3.1 million per year for each 1% increase in the average interest rate we pay based on the $313.8 million balance of variable rate debt outstanding at December 31, 2022. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Some of our competitors in the modular building leasing industry, notably WillScot Mobile Mini Holdings Corp, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These combined competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2022, 63% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2022, Mobile Modular purchased 30% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s corporate and administrative offices are located in Livermore, California in approximately 26,000 square feet. At December 31, 2022, the Company’s four reportable business segments conducted operations from the following locations:

Mobile Modular – Mobile Modular operates from 14 owned and 40 leased locations. Our largest owned facilities include seven inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored:

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

Adler Tanks – Adler Tanks operated from 14 owned and 34 leased locations, with branch offices serving the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. The leased locations have remaining lease terms ranging from one to three years, or are leased on a month to month basis.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”. As of February 22, 2023, the Company's common stock was held by approximately 43 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Stock Repurchase Plan

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2022 and 2021. As of December 31, 2022, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

ITEM 6. [Reserved]

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, electronic test equipment for general purpose and communications needs, and liquid and solid containment tanks and boxes. The Company’s primary emphasis is on equipment rentals. At December 31, 2022 the Company was comprised of four reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment rental segment (“TRS-RenTelco”); (3) its containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2022, Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex contributed 64%, 25%, 10% and 1%, respectively, of the Company’s income before provision for taxes (the equivalent of “pre-tax income”), compared to 63%, 28%, 5% and 4%, respectively, for 2021.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 79% of the Company’s total revenues in 2022 and for the three years ended December 31, 2022. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 60%, 24% and 16%, respectively, of the cumulative rental operations revenues. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modular, electronic test equipment and liquid and solid containment tanks and boxes that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modulars, electronic test equipment and tanks and boxes have comprised approximately 21% of the Company’s consolidated revenues in 2022 and for the three years ended December 31, 2022. Over the past three years, modulars, electronic test equipment and tanks and boxes comprised approximately 79%, 19% and 2% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 19%, 21% and 23% of the Company’s consolidated rental and sales revenues for 2022, 2021 and 2020, respectively. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

Adler Tanks Divestiture and Vesta Modular Acquisition

On February 1, 2023, the Company completed an equity sale agreement with Ironclad Environmental Solutions, Inc. ("Ironclad") to sell its Adler Tanks business for a sale price of $265 million, subject to certain adjustments. Concurrently, the Company completed a stock purchase agreement providing for the purchase of Vesta Modular for a purchase price of $400 million, subject to certain adjustments. The divestiture of the Company's Adler Tanks business and the stock purchase of Vesta Modular, represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The Company believes that this strategic shift will provide for accelerated growth of the modular business, develop cost and revenue synergies, and increase the proportion of longer-term rental revenue contracts. The details of each transaction are more fully described below.

Dividends

In February 2023, the Company announced that its Board of Directors declared a cash dividend of $0.465 per common share for the quarter ending March 31, 2023, an increase of 2% over the prior year’s comparable quarter.

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

While the Company has not seen a significant impact from COVID-19 in the financial results for the twelve months ended December 31, 2022 as set forth in the below sections discussing the results of operations for the twelve months ended December 31, 2022, the Company is currently unable to determine or predict the full nature, duration or scope of the overall impact the COVID-19 pandemic and related business and operational pressures will have on its business, results of operations, liquidity or capital resources. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of employees, customers and shareholders.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues and the percentage of changes in the amount of such of items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2022 over	2021 over
	2022–2020	2022	2021	2020	2021	2020
Revenues
Rental	62%	62%	63%	61%	17%	11%
Rental related services	17	17	16	17	25	6
Rental operations	79	79	79	78	19	10
Sales	20	20	20	22	20	1
Other	1	1	1	—	28	(6)
Total revenues	100	100	100	100	19	8
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	14	13	15	15	5	7
Rental related services	12	12	12	12	21	9
Other	15	16	15	13	28	23
Total direct costs of rental operations	41	41	42	40	18	13
Cost of sales	13	13	13	14	19	(3)
Total costs	54	54	55	54	18	9
Gross profit	46	46	45	46	20	7
Selling and administrative expenses	23	23	24	21	15	21
Income from operations	23	23	21	25	25	(6)
Other expense:
Interest expense	2	2	2	2	45	19
Income before provision for income taxes	21	20	20	23	23	(8)
Provision for income taxes	5	5	5	5	9	7
Net income	16%	16%	15%	18%	28%	(12)%

Twelve Months Ended December 31, 2022 Compared to

Twelve Months Ended December 31, 2021

Overview

Consolidated revenues in 2022 increased to $733.8 million from $616.8 million in 2021. Consolidated net income in 2022 increased to $115.1 million, or $4.70 per diluted share in 2022, compared to $89.7 million, or $3.66 per diluted share, in 2021. The Company’s year over year total revenue increase was primarily due to higher rental, sales and rental related services revenues as more fully described below.

For 2022 compared to 2021, on a consolidated basis:

•
Gross profit increased $55.9 million, or 20%, to $336.9 million. Mobile Modular’s gross profit increased $41.1 million, or 23%, due to higher gross profit on rental, sales and rental related services revenues. TRS-RenTelco’s gross profit increased $6.5 million, or 11%, primarily due to higher gross profit on rental and sales revenues. Adler Tanks’ gross profit increased $13.0 million, or 39%, primarily attributed to higher gross profit on rental and rental related services revenues. Enviroplex’s gross profit decreased $4.8 million, or 48%, primarily due to $7.9 million lower sales revenues and lower gross margins of 22.1% compared to 31.8% in 2021.
•
Selling and administrative expenses increased $22.7 million, or 15%, to $171.3 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $12.1 million and $10.0 million higher marketing and administrative costs.
•
Interest expense increased $4.7 million, or 45%, due to 15% higher average debt levels of the Company, accompanied by 26% higher net average interest rates of 3.55% in 2022 compared to 2.81% in 2021.
•
Pre-tax income contribution was 64%, 25% and 10% by Mobile Modular, TRS-RenTelco and Adler Tanks, respectively, in 2022, compared to 63%, 28% and 5%, respectively, in 2021. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 1% and 4% in 2022 and 2021, respectively.
•
The provision for income taxes resulted in an effective tax rate of 23.2% and 26.3% for the twelve months ended December 31, 2022 and 2021, respectively. The lower rate in 2022 was primarily due to decreased business activity levels in higher tax rate states.
•
Adjusted EBITDA increased $40.2 million, or 16%, to $288.9 million in 2022. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 46.

Mobile Modular

For 2022, Mobile Modular’s total revenues increased $98.4 million, or 27%, to $461.7 million compared to 2021, primarily due to higher rental, sales and rental related services revenues. Higher gross profit on rental, sales and rental related services revenues, partly offset by $17.6 million higher selling and administrative expenses, resulted in an increase in pre-tax income of $19.8 million, or 26%, to $96.8 million in 2022.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2022 compared to 2021

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$268,288	$220,569	$47,719	22%
Rental related services	91,851	72,330	19,521	27%
Rental operations	360,139	292,899	67,240	23%
Sales	99,979	68,982	30,997	45%
Other	1,599	1,435	164	11%
Total revenues	461,717	363,316	98,401	27%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	31,172	28,071	3,101	11%
Rental related services	66,254	53,018	13,236	25%
Other	83,031	60,429	22,602	37%
Total direct costs of rental operations	180,457	141,518	38,939	28%
Costs of sales	64,073	45,758	18,315	40%
Total costs of revenues	244,530	187,276	57,254	31%
Gross Profit
Rental	154,085	132,070	22,015	17%
Rental related services	25,597	19,310	6,287	33%
Rental operations	179,682	151,380	28,302	19%
Sales	35,906	23,225	12,681	55%
Other	1,599	1,435	164	11%
Total gross profit	217,187	176,040	41,147	23%
Selling and administrative expenses	110,234	92,603	17,631	19%
Income from operations	106,953	83,436	23,517	28%
Interest expense allocation	(10,175)	(6,433)	3,742	58%
Pre-tax income	$96,778	$77,003	$19,775	26%
Other Selected Information
Adjusted EBITDA [5]	$159,224	$130,089	$29,135	22%
Average rental equipment [1]	$1,025,637	$925,951	$99,686	11%
Average rental equipment on rent	$811,693	$705,577	$106,116	15%
Average monthly total yield [2]	2.18%	1.99%		10%
Average utilization [3]	79.1%	76.2%		4%
Average monthly rental rate [4]	2.75%	2.61%		5%
Period end rental equipment [1]	$1,054,845	$1,001,165	$53,680	5%
Period end utilization [3]	80.7%	76.4%		6%
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
5.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021.

Mobile Modular’s gross profit for 2022 increased $41.1 million, or 23%, to $217.2 million. For the year ended December 31, 2022 compared to the year ended December 31, 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $47.7 million, or 22%, due to 15% higher average rental equipment on rent and 5% higher average monthly rental rates in 2022. As a percentage of rental revenues, depreciation was 12% and 13% in 2022 and 2021, respectively, and other direct costs were 31% in 2022 and 27% in 2021, which resulted in gross margin percentage of 57% in 2022 compared to 60% in 2021. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues increasing $22.0 million, or 17%, to $154.1 million in 2022.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $19.5 million, or 27%, compared to 2021. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery and return delivery revenues at Portable Storage. The higher revenues accompanied by higher gross margin percentage of 28% in 2022 compared to 27% in 2021, resulted in rental related services gross profit increasing $6.3 million, or 33%, to $25.6 million in 2022.
•
Gross Profit on Sales – Sales revenues increased $31.0 million, or 45%, due to higher used and new equipment sales. The higher sales revenues and higher gross margins of 36% in 2022 compared to 34% in 2021, resulted in sales gross profit increasing $12.7 million, or 55%, to $35.9 million in 2022. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2022, Mobile Modular’s selling and administrative expenses increased $17.6 million, or 19%, to $110.2 million, primarily due to $8.2 million higher allocated corporate expenses, increased employee salaries and benefit costs totaling $6.0 million, and $2.8 million higher marketing and administrative costs, compared to 2021.

TRS-RenTelco

For 2022, TRS-RenTelco’s total revenues increased $10.6 million, or 8%, to $150.8 million compared to 2021, primarily due to higher rental and sales revenues. Pre-tax income increased $3.2 million, or 10%, to $37.0 million for 2022, primarily due to higher gross profit on rental and sales revenues, partly offset by an increase in selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2022 compared to 2021

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$121,375	$113,419	$7,956	7%
Rental related services	3,112	2,880	232	8%
Rental operations	124,487	116,299	8,188	7%
Sales	24,571	22,242	2,329	10%
Other	1,720	1,653	67	4%
Total revenues	150,778	140,194	10,584	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	49,253	47,374	1,879	4%
Rental related services	2,592	2,704	(112)	(4)%
Other	21,327	19,148	2,179	11%
Total direct costs of rental operations	73,172	69,226	3,946	6%
Costs of sales	9,707	9,574	133	1%
Total costs of revenues	82,879	78,800	4,079	5%
Gross Profit
Rental	50,795	46,897	3,898	8%
Rental related services	520	176	344	nm
Rental operations	51,315	47,073	4,242	9%
Sales	14,864	12,667	2,197	17%
Other	1,720	1,653	67	4%
Total gross profit	67,899	61,394	6,505	11%
Selling and administrative expenses	27,245	25,152	2,093	8%
Income from operations	40,654	36,243	4,411	12%
Interest expense allocation	(3,294)	(2,270)	1,024	45%
Foreign currency exchange loss	(378)	(210)	(168)	nm
Pre-tax income	$36,982	$33,763	$3,219	10%
Other Selected Information
Adjusted EBITDA [5]	$92,007	$85,723	$6,284	7%
Average rental equipment [1]	$383,235	$351,895	$31,340	9%
Average rental equipment on rent	$245,893	$235,773	$10,120	4%
Average monthly total yield [2]	2.63%	2.69%		(2)%
Average utilization [3]	64.2%	67.0%		(4)%
Average monthly rental rate [4]	4.11%	4.01%		2%
Period end rental equipment [1]	$395,214	$361,130	$34,084	9%
Period end utilization [3]	59.4%	62.9%		(6)%
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
5.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021.

nm = Not meaningful

TRS-RenTelco’s gross profit for 2022 increased $6.5 million, or 11%, to $67.9 million. For the year ended December 31, 2022 compared to the year ended December 31, 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $8.0 million, or 7%, to $121.4 million, with depreciation expense increasing $1.9 million, or 4%, and other direct costs increasing $2.2 million, or 11%, resulting in an increase in gross profit on rental revenues of $3.9 million, or 8%, in 2022 compared to 2021. As a percentage of rental revenues, depreciation was 41% and 42% in 2022 and 2021, respectively, and other direct costs was 18% in 2022 compared to 17% in 2021, which resulted in gross margin percentage of 42% in 2022 compared to 41% in 2021. The rental revenues increase was due to 4% higher average rental equipment on rent and 2% higher average monthly rental rates.
•
Gross Profit on Sales – Sales revenues increased $2.3 million, or 10%, to $24.6 million in 2022. Gross profit on sales increased $2.2 million, or 17%, to $14.9 million with a gross margin percentage of 60% in 2022, compared to 57% in 2021. The increase in gross margin during the year was primarily attributed to an increase in margin on used equipment sales. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2022, TRS-RenTelco’s selling and administrative expenses increased $2.1 million, or 8%, to $27.2 million, primarily due to $0.9 million higher allocated corporate expenses and an increase of $0.7 million in marketing and administrative expenses, compared to 2021.

Adler Tanks

For 2022, Adler Tanks’ total revenues increased $15.9 million, or 19%, to $98.2 million compared to 2021, primarily due to higher rental and rental related services revenues. Higher gross profit on rental, rental related services and other revenues, partly offset by an increase in selling and administrative expenses, resulted in a $9.4 million increase in pre-tax income to $15.3 million in 2022, compared to 2021.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Adler Tanks – 2022 compared to 2021

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$66,366	$56,025	$10,341	18%
Rental related services	27,654	22,851	4,803	21%
Rental operations	94,020	78,876	15,144	19%
Sales	2,933	2,930	3	0%
Other	1,205	436	769	nm
Total revenues	98,158	82,242	15,916	19%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,004	16,442	(438)	(3%)
Rental related services	20,947	18,534	2,413	13%
Other	12,422	11,492	930	8%
Total direct costs of rental operations	49,373	46,468	2,905	6%
Costs of sales	2,085	2,075	10	0%
Total costs of revenues	51,458	48,543	2,915	6%
Gross Profit
Rental	37,940	28,091	9,849	35%
Rental related services	6,707	4,317	2,390	55%
Rental operations	44,647	32,408	12,239	38%
Sales	848	855	(7)	(1%)
Other	1,205	436	769	nm
Total gross profit	46,700	33,699	13,001	39%
Selling and administrative expenses	28,428	25,542	2,886	11%
Income from operations	18,272	8,157	10,115	nm
Interest expense allocation	(2,938)	(2,211)	727	33%
Pre-tax income	$15,334	$5,946	$9,388	nm
Other Selected Information
Adjusted EBITDA [5]	$37,660	$27,961	$9,699	35%
Average rental equipment [1]	$307,651	$312,150	$(4,499)	(1)%
Average rental equipment on rent	$163,428	$141,722	$21,706	15%
Average monthly total yield [2]	1.80%	1.50%		20%
Average utilization [3]	53.1%	45.4%		17%
Average monthly rental rate [4]	3.38%	3.29%		3%
Period end rental equipment [1]	$307,018	$309,091	$(2,073)	(1)%
Period end utilization [3]	57.1%	47.6%		20%
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
5.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021.

nm = Not meaningful

Adler Tanks’ gross profit for 2022 increased $13.0 million, or 39%, to $46.7 million. For the year ended December 31, 2022 compared to year ended December 31, 2021:

•
Gross Profit on Rental Revenues – Rental revenues increased $10.3 million, or 18%, to $66.4 million, due to 15% higher average rental equipment on rent and 3% higher average monthly rental rates in 2022, as compared to 2021. As a percentage of rental revenues, depreciation was 24% and 29% in 2022 and 2021, respectively, and other direct costs were 19% in 2022 and 21% in 2021, which resulted in gross margin percentages of 57% in 2022 compared to 50% in 2021. The higher rental revenues together with higher rental margins, resulted in gross profit on rental revenues increasing $9.8 million, or 35%, to $37.9 million in 2022.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $4.8 million, or 21%, compared to 2021. The higher revenues together with the increase in gross margin percentage of 24% in 2022 compared to 19% in 2021, resulted in rental related services gross profit increasing $2.4 million, or 55%, to $6.7 million in 2022.

For 2022, Adler Tanks’ selling and administrative expenses increased $2.9 million, or 11%, to $28.4 million, due to $1.3 million higher corporate allocated expenses, increased salaries and employee benefit costs totaling $0.9 million and $0.7 million higher marketing and administrative expenses, compared to 2021.

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
•
Adjusted EBITDA increased $7.6 million, or 3%, to $248.6 million in 2021. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 46.

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

Mobile Modular – 2021 compared to 2020

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$220,569	$188,719	$31,850	17%
Rental related services	72,330	67,527	4,803	7%
Rental operations	292,899	256,246	36,653	14%
Sales	68,982	63,863	5,119	8%
Other	1,435	1,415	20	1%
Total revenues	363,316	321,524	41,792	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	28,071	22,967	5,104	22%
Rental related services	53,018	48,910	4,108	8%
Other	60,429	47,762	12,667	27%
Total direct costs of rental operations	141,518	119,639	21,879	18%
Costs of sales	45,758	46,011	(253)	(1)%
Total costs of revenues	187,276	165,650	21,626	13%
Gross Profit
Rental	132,070	117,990	14,080	12%
Rental related services	19,310	18,617	693	4%
Rental operations	151,380	136,607	14,773	11%
Sales	23,225	17,852	5,373	30%
Other	1,435	1,415	20	1%
Total gross profit	176,040	155,874	20,166	13%
Selling and administrative expenses	92,604	68,470	24,134	35%
Income from operations	83,436	87,404	(3,968)	(5)%
Interest expense allocation	(6,433)	(5,104)	1,329	26%
Pre-tax income	$77,003	$82,301	$(5,298)	(6)%
Other Selected Information
Adjusted EBITDA [5]	$130,089	$119,202	$10,887	9%
Average rental equipment [1]	$925,951	$825,614	$100,337	12%
Average rental equipment on rent	$705,577	$637,500	$68,077	11%
Average monthly total yield [2]	1.99%	1.88%		6%
Average utilization [3]	76.2%	77.2%		(1)%
Average monthly rental rate [4]	2.61%	2.47%		6%
Period end rental equipment [1]	$1,001,165	$836,531	$164,634	20%
Period end utilization [3]	76.4%	76.0%		1%
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
5.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021.

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

TRS-RenTelco – 2021 compared to 2020

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$113,419	$109,083	$4,336	4%
Rental related services	2,880	3,080	(200)	(6)%
Rental operations	116,299	112,163	4,136	4%
Sales	22,242	26,618	(4,376)	(16)%
Other	1,653	2,030	(377)	(19)%
Total revenues	140,194	140,811	(617)	(0)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	47,374	46,472	902	2%
Rental related services	2,704	2,419	285	12%
Other	19,148	17,133	2,015	12%
Total direct costs of rental operations	69,226	66,024	3,202	5%
Costs of sales	9,574	13,923	(4,349)	(31)%
Total costs of revenues	78,800	79,947	(1,147)	(1)%
Gross Profit
Rental	46,897	45,478	1,419	3%
Rental related services	176	661	(485)	(73)%
Rental operations	47,073	46,139	934	2%
Sales	12,667	12,695	(28)	(0)%
Other	1,653	2,030	(377)	(19)%
Total gross profit	61,394	60,864	530	1%
Selling and administrative expenses	25,152	24,306	846	3%
Income from operations	36,243	36,558	(315)	(1)%
Interest expense allocation	(2,270)	(2,133)	137	6%
Foreign currency exchange (loss) gain	(210)	78	(288)	nm
Pre-tax income	$33,763	$34,503	$(740)	(2)%
Other Selected Information
Adjusted EBITDA [5]	$85,723	$85,082	$641	1%
Average rental equipment [1]	$351,895	$336,399	$15,496	5%
Average rental equipment on rent	$235,773	$222,748	$13,025	6%
Average monthly total yield [2]	2.69%	2.70%		(0)%
Average utilization [3]	67.0%	66.2%		1%
Average monthly rental rate [4]	4.01%	4.08%		(2)%
Period end rental equipment [1]	$361,130	$331,528	$29,602	9%
Period end utilization [3]	62.9%	67.4%		(7)%
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
5.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021.

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

Adler Tanks – 2021 compared to 2020

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues
Rental	$56,025	$53,988	$2,037	4%
Rental related services	22,851	21,786	1,065	5%
Rental operations	78,876	75,774	3,102	4%
Sales	2,930	1,386	1,544	111%
Other	436	322	114	35%
Total revenues	82,242	77,482	4,760	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	16,442	16,427	15	0%
Rental related services	18,534	16,776	1,758	10%
Other	11,492	8,923	2,569	29%
Total direct costs of rental operations	46,468	42,126	4,342	10%
Costs of sales	2,075	1,277	798	62%
Total costs of revenues	48,543	43,403	5,140	12%
Gross Profit
Rental	28,091	28,638	(547)	(2%)
Rental related services	4,317	5,010	(693)	(14%)
Rental operations	32,408	33,648	(1,240)	(4%)
Sales	855	109	746	nm
Other	436	322	114	35%
Total gross profit	33,699	34,079	(380)	(1)%
Selling and administrative expenses	25,542	24,764	778	3%
Income from operations	8,157	9,315	(1,158)	(12)%
Interest expense allocation	(2,211)	(2,107)	104	5%
Pre-tax income	$5,946	$7,208	$(1,262)	(18)%
Other Selected Information
Adjusted EBITDA [5]	$27,961	$29,010	$(1,049)	(4)%
Average rental equipment [1]	$312,150	$314,797	$(2,647)	(1)%
Average rental equipment on rent	$141,722	$140,323	$1,399	1%
Average monthly total yield [2]	1.50%	1.43%		5%
Average utilization [3]	45.4%	44.6%		2%
Average monthly rental rate [4]	3.29%	3.21%		2%
Period end rental equipment [1]	$309,091	$314,443	$(5,352)	(2)%
Period end utilization [3]	47.6%	39.8%		19%
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
5.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021.

nm = Not meaningful

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

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes and the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges, including share-based compensation, and transaction costs is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP and may be different from non−GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include share-based compensation charges and transaction costs. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2022	2021	2020	2019	2018
Net income	$115,138	$89,705	$101,984	$96,806	$79,406
Provision for income taxes	34,882	32,051	30,060	32,319	25,289
Interest expense	15,168	10,455	8,787	12,331	12,297
Depreciation and amortization	111,344	106,695	94,643	89,476	81,975
EBITDA	276,532	238,906	235,474	230,932	198,967
Impairment of rental assets	—	—	—	—	39
Share-based compensation	8,009	7,666	5,549	5,892	4,111
Transaction costs [3]	4,325	2,045	—	—	—
Adjusted EBITDA [1]	$288,866	$248,617	$241,023	$236,824	$203,117
Adjusted EBITDA margin [2]	39%	40%	42%	42%	41%

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2022	2021	2020	2019	2018
Adjusted EBITDA [1]	$288,866	$248,617	$241,023	$236,824	$203,117
Interest paid	(14,775)	(10,326)	(9,050)	(12,475)	(12,598)
Income taxes paid, net of refunds received	(27,362)	(9,087)	(34,903)	(17,528)	(18,157)
Gain on sale of used rental equipment	(37,979)	(25,441)	(19,329)	(21,309)	(19,559)
Foreign currency exchange loss (gain)	378	210	(78)	(84)	489
Amortization of debt issuance costs	16	15	11	11	20
Change in certain assets and liabilities:
Accounts receivable, net	(30,524)	(23,946)	4,783	(6,310)	(15,144)
Prepaid expenses and other assets	(16,484)	(6,816)	3,807	(13,530)	(9,351)
Accounts payable and other liabilities	8,595	13,435	3,229	17,257	3,592
Deferred income	23,701	9,082	(8,989)	5,138	10,258
Net cash provided by operating activities	$194,432	$195,743	$180,504	$187,994	$142,667

1.
Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs and share-based compensation.
2.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.
3.
Transaction costs include acquisition and divestiture related legal and professional fees and other costs specific to these transactions.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2022, the actual ratio was 4.27 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2022, the actual ratio was 1.43 to 1.

At December 31, 2022, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2022 as compared to 2021 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flow of $194.4 million for 2022 as compared to $195.7 million in 2021. The comparable net cash provided by operating activities was primarily the result of lower deferred income taxes and increased gain on sale of used rental equipment, partly offset by higher deferred income and other balance sheet changes.

Cash Flows from Investing Activities: Net cash used in investing activities was $131.4 million for 2022 as compared to $351.7 million in 2021. The $220.3 million decrease in net cash used was primarily due to the $285.6 million acquisition of Design Space and Kitchens to Go in 2021, partly offset by $73.5 million higher purchases of rental equipment in 2022.

Cash Flows from Financing Activities: Net cash used in financing activities was $63.5 million in 2022, compared to net cash provided of $156.2 million in 2021. The change in net cash during 2022 was primarily due to reduced borrowings under bank lines of credit and note purchase agreements, as the borrowings in 2021 were the result of funding the Design Space and Kitchens to Go acquisitions, and the $60.0 million principal payment of Series C senior notes in 2022 compared to the $60.0 net borrowings under the note purchase agreement in 2021.

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

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2022	2021	2020	Totals
Cash provided by operating activities	$194,432	$195,743	$180,504	$570,679
Proceeds from sales of used rental equipment	73,879	57,337	47,052	178,268
Cash available for purchase of rental equipment	268,311	253,080	227,556	748,947
Purchases of rental equipment	(187,689)	(114,145)	(86,329)	(388,163)
Cash available for other purposes	$80,622	$138,935	$141,227	$360,784

In addition to increasing its rental assets, the Company has periodically made acquisitions of businesses and business assets. During the year ended December 31, 2021, the Company transacted a total of $292.2 million in acquisition related costs. There were no acquisitions of businesses completed during 2022. The Company had other capital expenditures for property, plant and equipment of $17.6 million in 2022, $2.7 million in 2021 and $13.7 million in 2020, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $44.3 million, $42.2 million and $39.8 million in the years ended December 31, 2022, 2021 and 2020, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2022 and 2021. As of December 31, 2022, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 which were repaid on November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on July 15, 2022.

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

At December 31, 2022, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $313.8 million was outstanding. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2022, the actual ratio was 4.27 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2022, the actual ratio was 1.43 to 1.

At December 31, 2022, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On March 31, 2020, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series B and Series C Notes previously issued pursuant to the Prior NPA, among the Company and the other parties to the Note Purchase Agreement. The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA. Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes, which were repaid on March 17, 2021, and (ii) $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes, which were repaid on November 5, 2022, to which the terms of the Note Purchase Agreement shall apply.

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $250 million minus (y) the amount of other notes (such as the Series D Senior Notes and Series E Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement. Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers. The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At December 31, 2022, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2022, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series C Senior Notes, Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2022, the actual ratio was 4.27 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2022, the actual ratio was 1.43 to 1.

At December 31, 2022, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Contractual Obligations and Commitments

At December 31, 2022, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2027, outstanding amounts under our 2.35% and 2.57% senior notes due in 2026 and 2028, respectively, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2022 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$313,775	$—	$—	$313,775	$—
2.57% Series D senior notes due in 2028	45,654	1,028	2,056	2,056	40,514
2.35% Series E senior notes due in 2026	64,935	1,410	2,820	60,705	—
Operating leases for facilities	11,111	4,417	5,558	1,136	—
Total contractual obligations	$435,475	$6,855	$10,434	$377,672	$40,514

The Company believes that its needs for working capital and capital expenditures through 2023 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

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

Maintenance, repair and refurbishment - Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgment is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as portable storage office conversions, restrooms, sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. The Company capitalized $9 million in extended life or value added refurbishments in 2022. Changes in these policies to expense these costs as incurred could impact the Company’s financial results.

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

Impairment of goodwill and intangible assets - The Company’s goodwill is not amortized to expense, the Company assesses whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. These impairment assessments occur annually, or more frequently if an event occurs, or circumstances change in the interim that would indicate that it was more likely than not the fair value had reduced below its carrying value. Application of the goodwill impairment assessment requires judgement including the identification of reporting units, assignment of assets and liabilities to reporting units, business projections including changes in pricing, rental and sale activity and costs, long term growth rates and discount rates. In 2022, 2021 and 2020 the Company performed qualitative assessments taking into consideration the market value of the Company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions, concluding that the fair value of the reporting units substantially exceeded the respective reporting units carrying value, including goodwill.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 2.35% and 2.57% senior notes due in 2026 and 2028, respectively, and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2022. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s

Series E and Series D Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2022.

(dollar amounts in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$—	$—	$313,775	$—	$313,775	$313,775
Weighted average interest rate	—	—	—	—	3.29%	—	3.29%
2.35% Series E senior notes due in 2026	$—	$—	$—	$60,000	$—	$—	$60,000	$54,280
Stated interest rate	—	—	—	2.35%	—	—	2.35%
2.57% Series D senior notes due in 2028	$—	$—	$—	$—	$—	$40,000	$40,000	$34,983
Stated interest rate	—	—	—	—	—	2.57%	2.57%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2022, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 22, 2023 expressed an unqualified opinion on those financial statements.

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

San Francisco, California

February 22, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2023 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

San Francisco, California

February 22, 2023

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2022	2021
Assets
Cash	$957	$1,491
Accounts receivable, net of allowance for credit losses of $2,300 in 2022 and $2,125 in 2021	190,023	159,499
Rental equipment, at cost:
Relocatable modular buildings	1,123,268	1,040,094
Electronic test equipment	398,267	361,391
Liquid and solid containment tanks and boxes	308,396	309,908
	1,829,931	1,711,393
Less: accumulated depreciation	(701,877)	(646,169)
Rental equipment, net	1,128,054	1,065,224
Property, plant and equipment, net	143,945	135,325
Prepaid expenses and other assets	71,429	54,945
Intangible assets, net	41,131	47,049
Goodwill	132,305	132,393
Total assets	$1,707,844	$1,595,926
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$413,742	$426,451
Accounts payable and accrued liabilities	160,829	136,313
Deferred income	82,417	58,716
Deferred income taxes, net	246,911	242,425
Total liabilities	903,899	863,905
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,388 shares as of December 31, 2022 and 24,260 shares as of December 31, 2021	110,080	108,610
Retained earnings	693,943	623,465
Accumulated other comprehensive loss	(78)	(54)
Total shareholders’ equity	803,945	732,021
Total liabilities and shareholders’ equity	$1,707,844	$1,595,926

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenues
Rental	$456,029	$390,013	$351,790
Rental related services	122,617	98,061	92,393
Rental operations	578,646	488,074	444,183
Sales	150,653	125,235	124,604
Other	4,524	3,524	3,767
Total revenues	733,823	616,833	572,554
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	96,429	91,887	85,866
Rental related services	89,793	74,256	68,105
Other	116,780	91,069	73,818
Total direct costs of rental operations	303,002	257,212	227,789
Costs of sales	93,913	78,600	81,019
Total costs of revenues	396,915	335,812	308,808
Gross profit	336,908	281,021	263,746
Selling and administrative expenses	171,342	148,600	122,993
Income from operations	165,566	132,421	140,753
Other (expense) income:
Interest expense	(15,168)	(10,455)	(8,787)
Foreign currency exchange (loss) gain	(378)	(210)	78
Income before provision for income taxes	150,020	121,756	132,044
Provision for income taxes	34,882	32,051	30,060
Net income	$115,138	$89,705	$101,984
Earnings per share:
Basic	$4.73	$3.70	$4.22
Diluted	$4.70	$3.66	$4.16
Shares used in per share calculation:
Basic	24,353	24,220	24,157
Diluted	24,519	24,515	24,531
Cash dividends declared per share	$1.82	$1.74	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$115,138	$89,705	$101,984
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax impact	(24)	50	(34)
Comprehensive income	$115,114	$89,755	$101,950

The accompanying notes are an integral part of these consolidated financial statements

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	24,296	$106,360	$527,746	$(70)	$634,036
Net income	—	—	101,984	—	101,984
Share-based compensation	—	5,549	—	—	5,549
Common stock issued under stock plans, net of shares withheld for employee taxes	114	—	—	—	—
Repurchased common stock	(282)	(1,244)	(12,373)	—	(13,617)
Taxes paid related to net share settlement of stock awards	—	(4,376)	—	—	(4,376)
Dividends accrued at $1.68 per share	—	—	(40,938)	—	(40,938)
Other comprehensive loss	—	—	—	(34)	(34)
Balance at December 31, 2020	24,128	106,289	576,419	(104)	682,604
Net income	—	—	89,705	—	89,705
Share-based compensation	—	7,666	—	—	7,666
Common stock issued under stock plans, net of shares withheld for employee taxes	132	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,345)	—	—	(5,345)
Dividends accrued at $1.74 per share	—	—	(42,659)	—	(42,659)
Other comprehensive income	—	—	—	50	50
Balance at December 31, 2021	24,260	108,610	623,465	(54)	732,021
Net income	—	—	115,138	—	115,138
Share-based compensation	—	8,009	—	—	8,009
Common stock issued under stock plans, net of shares withheld for employee taxes	128	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,539)	—	—	(6,539)
Dividends accrued at $1.82 per share	—	—	(44,660)	—	(44,660)
Other comprehensive loss	—	—	—	(24)	(24)
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$115,138	$89,704	$101,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,344	106,695	94,643
Deferred income taxes	4,486	26,348	(2,193)
Provision for credit losses	837	451	1,343
Share-based compensation	8,009	7,666	5,549
Gain on sale of used rental equipment	(37,979)	(25,441)	(19,329)
Foreign currency exchange loss	378	210	(78)
Amortization of debt issuance costs	16	15	11
Change in:
Accounts receivable	(31,361)	(24,397)	3,440
Prepaid expenses and other assets	(16,484)	(6,816)	3,807
Accounts payable and accrued liabilities	16,347	12,226	316
Deferred income	23,701	9,082	(8,989)
Net cash provided by operating activities	194,432	195,743	180,504
Cash Flows from Investing Activities:
Purchases of rental equipment	(187,689)	(114,145)	(86,329)
Purchases of property, plant and equipment	(17,617)	(2,680)	(13,724)
Cash paid for acquisition of businesses	—	(283,124)	—
Cash paid for acquisition of Titan business assets	—	(6,585)	—
Cash paid for acquisition of non-compete agreements	—	(2,500)	—
Proceeds from sales of used rental equipment	73,879	57,337	47,052
Net cash used in investing activities	(131,427)	(351,696)	(53,001)
Cash Flows from Financing Activities:
Net borrowings (payments) borrowings under bank lines of credit	47,275	143,729	(70,689)
Borrowings under note purchase agreement	—	100,000	—
Principal payment of Series C senior notes	(60,000)	—	—
Principal payment of Series B senior notes	—	(40,000)	—
Repurchase of common stock	—	—	(13,617)
Taxes paid related to net share settlement of stock awards	(6,539)	(5,345)	(4,376)
Payment of dividends	(44,269)	(42,182)	(39,769)
Net cash (used in) provided by financing activities	(63,533)	156,202	(128,451)
Effect of foreign currency exchange rate changes on cash	(6)	4	(156)
Net (decrease) increase in cash	(534)	253	(1,104)
Cash balance, beginning of period	1,491	1,238	2,342
Cash balance, end of period	$957	$1,491	$1,238
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$14,775	$10,326	$9,050
Net income taxes paid, during the period	$27,362	$9,087	$34,903
Dividends accrued during the period, not yet paid	$11,227	$11,280	$10,083
Rental equipment acquisitions, not yet paid	$13,220	$5,750	$4,373

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

McGrath RentCorp and its wholly-owned subsidiaries (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with four rental divisions; relocatable modular buildings, portable storage containers, electronic test equipment and liquid and solid containment tanks and boxes. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2022, the Company was comprised of four reportable business segments: modular building and portable storage segment (“Mobile Modular”), electronic test equipment segment (“TRS-RenTelco”), containment solutions for the storage of hazardous and non-hazardous liquids and solids segment (“Adler Tanks”) and classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2022, 2021 and 2020.

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

Property, plant and equipment consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2022	2021
Land	Indefinite	$61,487	$54,428
Land improvements	20 – 50	65,451	59,633
Buildings	30	34,082	33,781
Furniture, office equipment and software	3 – 10	37,379	37,965
Vehicles and machinery	5 – 25	47,324	44,560
		245,723	230,367
Less: accumulated depreciation		(102,977)	(98,333)
		142,746	132,034
Construction in progress		1,199	3,291
		$143,945	$135,325

Property, plant and equipment depreciation expense was $9.0 million, $8.9 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Construction in progress at December 31, 2022 and 2021 consisted primarily of costs related to acquisition of land, land improvements and information technology upgrades.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Maintenance, training and post implementation costs are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software costs are included in property, plant and equipment. The Company capitalized less than $0.1 million and $0.2 million in internal use software during the years ended December 31, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $5.0 million, $5.1 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill. At December 31, 2022 and 2021, goodwill and trade name intangible assets which have indefinite lives totaled $138.2 million and $138.3 million, respectively.

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

The Company conducted its annual impairment analysis in the fourth quarter of 2022. The impairment analysis did not result in an impairment charge for the fiscal year ended 2022. There were no impairment charges in 2021 or 2020. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2022	2021	2020
Weighted-average common stock for calculating basic earnings per share	24,353	24,220	24,157
Effect of potentially dilutive securities from equity-based compensation	166	295	374
Weighted-average common stock for calculating diluted earnings per share	24,519	24,515	24,531

In 2022, 2021 and 2020, there were no shares having an anti-dilutive effect requiring exclusion from the computation of diluted earnings per share.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time. In the twelve months ended December 31, 2022 and 2021, there were no shares of common stock repurchased. In the twelve months ended December 31, 2020, the Company repurchased 282,221 shares of its common stock for an average purchase price of $48.25 per share or an aggregate price of $13.6 million. As of December 31, 2022, 1,309,805 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $52.6 million at December 31, 2022 and $46.2 million at December 31, 2021. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectable. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues. The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay. The Company recognized bad debt expense of $0.8 million, $0.5 million and $1.3 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. The allowance for doubtful accounts was $2.3 million for the year ended December 31, 2022 and $2.1 million for the years ended 2021 and 2020.

The allowance for doubtful accounts activity was as follows:

(in thousands)	2022	2021
Beginning balance, January 1	$2,125	$2,100
Provision for doubtful accounts	837	451
Acquired Design Space Reserve (see Note 14)	—	125
Write-offs, net of recoveries	(662)	(551)
Ending balance, December 31	$2,300	$2,125

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Net Investment in Sales-Type Leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment. Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset. The net investment in sales-type leases was $4.5 million at December 31, 2022 and $2.2 million at December 31, 2021. The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of December 31, 2022. The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay. Lease receivables are considered past due 90 days after invoice. The Company manages the credit risk in net investment in sales-type leases, on an ongoing basis, using a number of factors, including, but not limited to the following: historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts. The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers. The Company does not own available for sale debt securities or other financial assets at December 31, 2022.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $89.3 million and $158.5 million compared to the recorded value of $100.0 million and $160.0 million as of December 31, 2022 and 2021, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values. The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant. The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when it is probable that vesting conditions will be met. In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known. The Company recognizes forfeitures based on actual forfeitures when they occur. The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. Further information regarding share-based compensation can be found in “Note 8 – Benefit Plans”.

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

NOTE 4. LEASES

Lessee

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately. Right-Of-Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company uses the interest rate stated in the lease as the discount rate. If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments. Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised. These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years. The amount of payments associated with such options is not material. Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less. The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases. At December 31, 2022 and 2021 the Company’s ROU assets and operating lease liabilities was $11.6 million and $11.0 million, respectively, which are recorded in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2022, operating lease expense was $5.9 million, which includes short term lease expense of $0.1 million. At December 31, 2022, the weighted-average remaining lease term for operating leases was 2.8 years and the weighted average discount rate was 3.88%. The Company had no sub-lease income during the year ended December 31, 2022, and did not have any finance leases as of December 31, 2022.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,863	$5,171

Right of use assets obtained in exchange for lease obligations:
Operating leases	$3,284	$8,116

As of December 31, 2022, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2023	$5,003
2024	3,614
2025	2,340
2026	1,139
2027	56
Total lease payments	12,152
Less: imputed interest	(559)
$11,593

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

As of December 31, 2022, maturities of operating lease payments to be received in 2023 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2023	$123,142
2024	38,784
2025	13,135
2026	4,301
2027	1,284
Thereafter	63
$180,709

In the year ended December 31, 2022, the Company’s lease revenues were $524.5 million, consisting of $520.8 million of operating lease revenues and $3.7 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. For the year ended December 31, 2022, the Company’s finance lease revenues included $3.3 million of sales revenues and $0.4 million of interest income. The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2022
Gross minimum lease payments receivable	$5,048
Less – unearned interest	(594)
Net investment in finance lease receivables	$4,454

As of December 31, 2022, the future minimum lease payments under non-cancelable finance leases to be received in 2023 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2023	$2,155
2024	1,154
2025	557
2026	456
2027	132
Total minimum future lease payments to be received	$4,454

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

The Company generally rents and sells to customers on 30 day payment terms. The Company does not typically offer variable payment terms, or accept non-monetary consideration. Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s consolidated balance sheet. For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment. The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract. These contract liabilities are included in Deferred income on the Company’s consolidated balance sheets and totaled $27.4 million and $16.8 million at December 31, 2022 and 2021, respectively. Sales revenues totaling $11.5 million were recognized during the year ended December 31, 2022, which were included in the contract liability balance at December 31, 2021. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheets and totaled $0.6 million and $1.3 million at December 31, 2022 and 2021, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2022, 2021 and 2020:

(in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex	Consolidated
Year Ended December 31,
2022
Leasing	$331,201	$125,695	$67,603	$—	$524,499
Non-lease:
Rental related services	30,430	2,579	27,165	—	60,174
Sales	99,978	21,267	2,933	23,170	147,348
Other	108	1,237	457	—	1,802
Total non-lease	130,516	25,083	30,555	23,170	209,324
Total revenues	$461,717	$150,778	$98,158	$23,170	$733,823

2021
Leasing	$269,175	$116,769	$56,654	$—	$442,598
Non-lease:
Rental related services	25,034	2,469	22,487	—	49,990
Sales	68,982	19,788	2,930	31,081	122,781
Other	125	1,168	171	—	1,464
Total non-lease	94,141	23,425	25,588	31,081	174,235
Total revenues	$363,316	$140,194	$82,242	$31,081	$616,833

2020
Leasing	$235,003	$112,210	$54,710	$—	$401,923
Non-lease:
Rental related services	22,576	2,618	21,320	—	46,514
Sales	63,863	24,461	1,386	32,737	122,447
Other	82	1,522	66	—	1,670
Total non-lease	86,521	28,601	22,772	32,737	170,631
Total revenues	$321,524	$140,811	$77,482	$32,737	$572,554

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

NOTE 6. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2022	2021
Unsecured revolving lines of credit	$313,775	$266,500
3.84% Series C senior notes due in 2022	—	60,000
2.35% Series E senior notes due in 2026	60,000	60,000
2.57% Series D senior notes due in 2028	40,000	40,000
	413,775	426,500
Unamortized debt issuance cost	(33)	(49)
	$413,742	$426,451

As of December 31, 2022, the future minimum payments under the unsecured revolving lines of credit, 2.35% Series E senior notes and 2.57% Series D senior notes due in 2026 and 2028, respectively, are as follows:

(in thousands)
Year Ended December 31,
2023	$—
2024	—
2025	—
2026	60,000
2027	313,775
Thereafter	40,000
$413,775

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015, which were repaid on November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on July 15, 2022.

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

At December 31, 2022, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $313.8 million was outstanding. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2022, the actual ratio was 4.20 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2022, the actual ratio was 1.45 to 1.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either: (i) SOFR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin. The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for SOFR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $650.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2022 and 2021, the applicable margins were 1.25% for SOFR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $20.0 million facility not used. The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility. The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2022	2021
Maximum amount outstanding	$328,752	$389,740
Average amount outstanding	$276,399	$239,134
Weighted average interest rate, during the period	3.29%	2.07%
Prime interest rate, end of period	7.50%	3.25%

Note Purchase and Private Shelf Agreement

On March 31, 2020, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series B and Series C Notes previously issued pursuant to the Prior NPA, among the Company and the other parties to the Note Purchase Agreement. The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA. Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 3.68% Series B Senior Notes, which were repaid on March 17, 2021, and (ii) $60.0 million aggregate principal amount of its 3.84% Series C Senior Notes, which were repaid on November 5, 2022, to which the terms of the Note Purchase Agreement shall apply.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At December 31, 2022, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2022, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2022, the actual ratio was 4.16 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2022, the actual ratio was 1.45 to 1.

At December 31, 2022, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 7. INCOME TAXES

Income before provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2022	2021	2020
U.S.	$149,759	$121,660	$131,898
Foreign	261	96	146
	$150,020	$121,756	$132,044

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$19,480	$(1,692)	$23,975
State	8,708	5,360	6,545
Foreign	2,208	2,035	1,733
	30,396	5,703	32,253
Deferred:
U.S. Federal	4,563	23,433	(755)
State	(68)	2,896	(1,424)
Foreign	(9)	19	(14)
	4,486	26,348	(2,193)
Total	$34,882	$32,051	$30,060

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.9	5.1	4.7
State deferred tax apportionment change, net of federal benefit	(1.1)	1.6	(1.6)
Valuation allowance	0.0	0.0	0.0
Share-based compensation	(1.7)	(2.1)	(1.4)
Enactment of the Tax Cuts and Jobs Act	(0.2)	—	(0.3)
Other	0.3	0.7	0.4
	23.2%	26.3%	22.8%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2022	2021
Deferred tax liabilities:
Accelerated depreciation	$249,568	$244,141
Prepaid costs currently deductible	8,646	6,069
Other	8,124	6,553
Total deferred tax liabilities	266,338	256,763
Deferred tax assets:
Accrued costs not yet deductible	12,207	11,010
Allowance for doubtful accounts	588	548
Deferred revenues	4,069	219
Share-based compensation	2,563	2,561
Total deferred tax assets, net of valuation allowance of $0.2 million in 2022 and 2021	19,427	14,338
Deferred income taxes, net	$246,911	$242,425

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division. The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India that management estimated the benefit of which will not be realized. As of December 31, 2022, the Company’s foreign net operating losses for tax purposes were $0.6 million. If not realized, these carry forwards will begin to expire in 2023.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant. The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit. In 2022, 2021 and 2020 exercise of share-based awards by employees resulted in an excess tax benefit of $2.6 million, $2.5 million and $1.9 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2022 and 2021. In addition, there have been no material changes in unrecognized benefits during 2022, 2021 and 2020.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2018.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2022, 2021 and 2020.

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits. Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares. There were no significant modifications to the 2016 Plan or awards classified as liabilities in the year ended December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, the share-based compensation expense was $8.0 million, $7.7 million and $5.5 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $2.2 million, $2.1 million and $1.5 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2022, 2021 and 2020.

Stock Options

As of December 31, 2022, a cumulative total of 8,458,600 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37. Of these, options have been exercised for the purchase of 6,767,253 shares, while options for 1,672,732 shares have been terminated, and options for 139,350 shares with exercise prices ranging from $24.60 to $40.37 remained outstanding under the stock plans. These options vest over five years and expire seven years after grant. To date, no options have been issued to any of the Company’s non-employee advisors. As of December 31, 2022, 1,263,760 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2022 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2019	580,140	$29.57
Options granted	—	—
Options exercised	(163,670)	30.22
Options cancelled/forfeited/expired	(7,060)	28.95
Balance at December 31, 2020	409,410	29.33
Options granted	—	—
Options exercised	(133,020)	28.57
Options cancelled/forfeited/expired	(1,760)	34.57
Balance at December 31, 2021	274,630	29.66
Options granted	—	—
Options exercised	(135,280)	25.61
Options cancelled/forfeited/expired	—	—
Balance at December 31, 2022	139,350	$33.59	1.04	$9.1
Exercisable at December 31, 2022	139,350	$33.59	1.04	$9.1
Expected to vest after December 31, 2022	139,350	$33.59	1.04	$9.1

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $7.9 million, $7.0 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, determined as of the date of option exercise. As of December 31, 2022, there was no unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2022	Weighted-average remaining contractual life (Years)	Weighted-average grant date value	Number exercisable at December 31, 2022	Weighted-average grant date value
$20 – 25	16,850	0.17	$24.60	16,850	$24.60
$25 – 30	—	—	$—	—	$—
$30 – 35	115,020	1.16	$34.54	115,020	$34.54
$35 – 40	6,800	1.00	$39.19	6,800	$39.19
$40 – 45	680	1.67	$40.37	680	$40.37
$20 – 45	139,350	1.04	$33.59	139,350	$33.59

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

No options were granted in the years ended December 31, 2022, 2021 and 2020.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2022:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2019	196,248	$50.68
RSUs granted	126,540	50.99
RSUs vested	(89,225)	43.42
RSUs cancelled/forfeited/expired	(7,593)	57.93
Balance at December 31, 2020	225,970	57.06
RSUs granted	116,326	72.75
RSUs vested	(116,242)	53.32
RSUs cancelled/forfeited/expired	(8,646)	52.78
Balance at December 31, 2021	217,408	67.63
RSUs granted	95,028	77.79
RSUs vested	(114,274)	58.30
RSUs cancelled/forfeited/expired	(10,754)	70.10
Balance at December 31, 2022	187,408	$76.74	$18.4

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant. The performance-based RSU grants issued in 2018 and thereafter vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met. There were 92,310 performance-based RSUs expected to vest as of December 31, 2022. Service based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service based RSUs issued to the Company’s management vest over three years. There were 95,098 service-based RSUs expected to vest as of December 31, 2022. No forfeitures are currently expected. The total fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 based on the weighted average grant date values was $9.3 million, $9.2 million and $6.0 million, respectively.

Share-based compensation expense for RSUs for the years ended December 31, 2022, 2021 and 2020 was $7.9 million, $7.3 million and $4.6 million, respectively. As of December 31, 2022, the total unrecognized compensation expense related to unvested RSUs was $8.5 million and is expected to be recognized over a weighted-average period of 1.2 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Each employee who has at least two months of service with the Company and is 21 years or older, is eligible to participate in the KSOP. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2022 dividends deducted by the Company were $0.5 million, which resulted in a tax benefit of approximately $0.1 million in 2022.

At December 31, 2022, the KSOP held 258,758 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 9. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2022 and 2021. As of December 31, 2022, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

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

(in thousands)
Year Ended December 31,
2023	$4,417
2024	3,375
2025	2,183
2026	1,080
2027	56
$11,111

Facility rent expense was $7.0 million in 2022, $5.6 million in 2021 and $3.7 million in 2020.

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

The Company’s health plans are self-funded high deductible plans with annual stop-loss insurance of $200,000 per claim. Beginning in 2019, the Company’s workers compensation insurance is underwritten by an insurance company with no stop-loss value and $350,000 for prior claim years. Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis. In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate. The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end. The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates. A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued. In addition, our assumptions will change as the Company’s loss experience develops. All of these factors have the potential for impacting the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued. At December 31, 2022 and 2021, accruals for the Company’s health and workers’ compensation high deductible plans were $2.0 million and $2.5 million, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
December 31, 2022
Customer relationships	8 to 11	6.3	$50,284	$(18,098)	$32,186
Non-compete agreements	5	3.2	3,296	(1,159)	2,137
Customer backlog	—	—	1,900	(1,900)	—
Trade name	8	6.3	1,200	(263)	937
Total amortizing			56,680	(21,420)	35,260
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,551	$(21,420)	$41,131

December 31, 2021
Customer relationships	8 to 11	7.3	$50,285	$(12,991)	$37,294
Non-compete agreements	5	4.2	3,296	(499)	2,797
Customer backlog	0.5	—	1,900	(1,900)	—
Trade name	8	7.3	1,200	(113)	1,087
Total amortizing			56,681	(15,503)	41,178
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,552	$(15,503)	$47,049

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the years ended December 31, 2022, 2021 and 2020 was $5.9 million, $5.9 million and $0.2 million, respectively. Based on the carrying values at December 31, 2022 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $5.9 million in 2023 through 2025, $5.4 million in 2026 and $5.2 million in 2027.

NOTE 12. RELATED PARTY TRANSACTIONS

There were no significant related party transactions in the years ended December 31, 2022 and 2021, or amounts owed to related parties at such dates.

NOTE 13. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, TRS-RenTelco, Adler Tanks and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin, Adjusted EBITDA and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, TRS-RenTelco and Adler Tanks, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, TRS-RenTelco and Adler Tanks based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the years ended December 31, 2022, 2021 and 2020, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2022
Rental revenues	$268,288	$121,375	$66,366	$—	$456,029
Rental related services revenues	91,851	3,112	27,654	—	122,617
Sales and other revenues	101,578	26,291	4,138	23,170	155,177
Total revenues	461,717	150,778	98,158	23,170	733,823
Depreciation of rental equipment	31,172	49,253	16,004	—	96,429
Gross profit	217,187	67,899	46,700	5,122	336,908
Selling and administrative expenses	110,234	27,245	28,428	5,435	171,342
Income (loss) from operations	106,953	40,654	18,272	(313)	165,566
Interest expense (income) allocation	10,175	3,294	2,938	(1,239)	15,168
Income before provision for income taxes	96,778	36,982	15,334	926	150,020
Adjusted EBITDA [3]	159,224	92,007	37,660	(25)	288,866
Rental equipment acquisitions	121,607	69,928	3,623	—	195,158
Accounts receivable, net (period end)	139,107	26,442	20,172	4,302	190,023
Rental equipment, at cost (period end)	1,123,268	398,267	308,396	—	1,829,931
Rental equipment, net book value (period end)	815,392	174,924	137,738	—	1,128,054
Utilization (period end) [2]	80.7%	59.4%	57.1%
Average utilization [2]	79.1%	64.2%	53.1%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Adler Tanks	Enviroplex [1]	Consolidated
Year Ended December 31,
2021
Rental revenues	$220,569	$113,419	$56,025	$—	$390,013
Rental related services revenues	72,330	2,880	22,851	—	98,061
Sales and other revenues	70,417	23,895	3,366	31,081	128,759
Total revenues	363,316	140,194	82,242	31,081	616,833
Depreciation of rental equipment	28,071	47,374	16,442	—	91,887
Gross profit	176,040	61,394	33,699	9,888	281,021
Selling and administrative expenses	92,603	25,152	25,542	5,303	148,600
Income from operations	83,436	36,243	8,157	4,585	132,421
Interest expense (income) allocation	6,433	2,270	2,211	(459)	10,455
Income before provision for income taxes	77,003	33,763	5,946	5,044	121,756
Adjusted EBITDA [3]	130,089	85,723	27,961	4,844	248,617
Rental equipment acquisitions	188,392	61,097	191	—	249,680
Accounts receivable, net (period end)	112,295	22,115	16,378	8,711	159,499
Rental equipment, at cost (period end)	1,040,094	361,391	309,908	—	1,711,393
Rental equipment, net book value (period end)	751,537	161,900	151,787	—	1,065,224
Utilization (period end) [2]	76.4%	62.9%	47.6%
Average utilization [2]	76.2%	67.0%	45.4%

2020
Rental revenues	$188,719	$109,083	$53,988	$—	$351,790
Rental related services revenues	67,527	3,080	21,786	—	92,393
Sales and other revenues	65,278	28,648	1,708	32,737	128,371
Total revenues	321,524	140,811	77,482	32,737	572,554
Depreciation of rental equipment	22,967	46,472	16,427	—	85,866
Gross profit	155,874	60,864	34,079	12,929	263,746
Selling and administrative expenses	68,470	24,306	24,764	5,453	122,993
Income from operations	87,404	36,558	9,315	7,476	140,753
Interest expense (income) allocation	5,104	2,133	2,107	(557)	8,787
Income before benefit for income taxes	82,300	34,503	7,208	8,033	132,044
Adjusted EBITDA [3]	119,202	85,082	29,010	7,729	241,023
Rental equipment acquisitions	39,078	42,588	2,541	—	84,207
Accounts receivable, net (period end)	81,640	22,735	13,655	5,286	123,316
Rental equipment, at cost (period end)	882,115	333,020	315,706	—	1,530,841
Rental equipment, net book value (period end)	611,590	156,536	169,990	—	938,116
Utilization (period end) [2]	76.0%	67.4%	39.8%
Average utilization [2]	77.2%	66.2%	44.6%
1.
Gross Enviroplex sales revenues were $24,162, $32,095 and $34,014 in 2022, 2021 and 2020, respectively. There were $992 and $1,014 inter-segment sales to Mobile Modular in 2022 and 2021, which have been eliminated in consolidation. There were no inter-segment sales in 2019.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.
3.
During the year ended December 31, 2022, the calculation for Adjusted EBITDA was adjusted to include one-time transaction costs attributed to acquisition, divestiture and integration related activities. For comparability, the transaction costs incurred during 2021 were included in the Adjusted EBITDA calculation for the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, there were $4.3 million and $2.0 million of transaction costs, respectively, included in the Adjusted EBITDA calculation. There were no transaction costs included in the calculation for the year ended December 31, 2020. Additional information on Adjusted EBITDA can be found on page 46.

No single customer accounted for more than 10% of total revenues during 2022, 2021 and 2020. Revenue from foreign country customers for the same periods accounted for 4% of the Company’s total revenues.

NOTE 14. ACQUISITIONS

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

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $104,196 reflects the strategic fit of Design Space and Kitchens to Go with the Company’s modular business operations. The Company amortizes the acquired customer relationships, tradename and non-compete over their expected useful lives of 8 years, 8 years and 5 years, respectively. As of the twelve months ended December 31, 2022, the customer backlog has been amortized in full. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of operations of the Company, Design Space and Kitchens To Go as if the acquisitions occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 28% on the acquisitions’ combined net income. The pro forma results for the year ended December 31, 2021 have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Year Ended December 31,
(dollar amounts in thousands, except for per share amounts)	2022	2021
Pro-forma total revenues	$733,823	$647,866
Pro-forma net income	$115,138	$93,065
Pro-forma basic earnings per share	$4.73	$3.84
Pro-forma diluted earnings per share	$4.70	$3.80

Design Space and Kitchens To Go
Actual total revenues	$85,095
Actual net income	$11,100
Actual basic earnings per share	$0.46
Actual diluted earnings per share	$0.45

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

NOTE 15. SUBSEQUENT EVENTS

On February 1, 2022, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $265 million. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for discontinued operations and held-for-sale, respectively, were not met during the fourth quarter of 2022.

On February 1, 2022, the Company completed the acquisition of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a portfolio company of Kinderhook Industries, for a purchase price of $400 million. The purchase price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the seller of Vesta Modular. In connection with the acquisition, the Company purchased a representation and warranty insurance policy to provide certain recourse in the event of breaches of representations and warranties of Vesta Modular and the seller of Vesta Modular under the stock purchase agreement. Vesta Modular is a leading provider of temporary and permanent modular space solutions serving customers between its modular leasing and modular construction divisions. The acquisition is expected to strengthen the Company's core modular portfolio and accelerate growth through increases in geographic coverage and density. The acquisition will be accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2022, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 55.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to McGrath RentCorp’s definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Schedules and exhibits required by Article 5 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

Number	Description	Method of Filing

2.1

Equity Purchase Agreement, dated as of February 1, 2023, made by and among McGrath RentCorp, a California corporation, Adler Tank Rentals, LLC, a Delaware limited liability company, and Ironclad Environmental Solutions, Inc., a Delaware corporation.

Filed as exhibit 1.01 to the Company’s Current Report on Form 8-K (filed February 1, 2023), and incorporated herein by reference.

2.2

Stock Purchase Agreement, dated as of February 1, 2023, made by and among Vesta Housing Solutions Investor, LLC, a Delaware limited liability company, Vesta Housing Solutions Holdings, Inc., a Delaware corporation, and McGrath RentCorp, a California corporation.

Filed as exhibit 1.02 to the Company’s Current Report on Form 8-K (filed February 1, 2023), and incorporated herein by reference.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.1	Amended and Restated Guaranty, dated as of July 15, 2022, among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the Administrative Agent.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.2	Amended and Restated Credit Facility Letter Agreement, dated as of August 19, 2022, between the Company and MUFG Union Bank, N.A.	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.

4.2.3	Amended and Restated Credit Line Note, dated as of August 19, 2022, in favor of MUFG Union Bank, N.A.	Filed as exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.
4.3	Description of Registrant’s Securities.	Filed as exhibit 4.2.4 to the Company’s Annual Report on Form 10K for the year ended December 31, 2019 (filed February 25, 2020), and incorporated herein by reference.

10.1	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.1.1	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.2	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

Number	Description	Method of Filing

10.2.1	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.2	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.3	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.2.4	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.3	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.4	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

10.5	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.5.1	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement - Corporate	Filed as exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

10.5.2	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement - Division Management	Filed as exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

10.5.3	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement - Enviroplex	Filed as exhibit 10.8.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104 Cover Page Interactive Data File (embedded within the inline XBRL document).

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2023		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Nicolas Anderson	Director	February 22, 2023
NICOLAS ANDERSON

/s/ Kim A. Box	Director	February 22, 2023
KIM A. BOX

/s/ Smita Conjeevaram	Director	February 22, 2023
Smita Conjeevaram

/s/ William J. Dawson	Director	February 22, 2023
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 22, 2023
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 22, 2023
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Chairman of the Board	February 22, 2023
BRADLEY M. SHUSTER

/s/ M. Richard Smith	Director	February 22, 2023
M. RICHARD SMITH

/s/ Dennis P. Stradford	Director	February 22, 2023
DENNIS P. STRADFORD