Form 10-Q
period 2023-03-31
MCGRATH RENTCORP
filed 2023-05-04
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, 24,476,738 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of March 31, 2023, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-months ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Francisco, California

May 4, 2023

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenues
Rental	$110,247	$90,050
Rental related services	27,132	19,032
Rental operations	137,379	109,082
Sales	23,660	15,219
Other	2,679	752
Total revenues	163,718	125,053
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,833	19,862
Rental related services	19,268	13,760
Other	31,135	24,854
Total direct costs of rental operations	72,236	58,476
Costs of sales	14,115	8,542
Total costs of revenues	86,351	67,018
Gross profit	77,367	58,035
Selling and administrative expenses	57,498	32,605
Income from operations	19,869	25,430
Other (expense) income:
Interest expense	(7,464)	(2,276)
Foreign currency exchange gain	226	13
Income from continuing operations before provision for income taxes	12,631	23,167
Provision for income taxes from continuing operations	1,113	5,489
Income from continuing operations	11,518	17,678

Discontinued operations:
Income from discontinued operations before provision for income taxes	1,709	1,388
Provision for income taxes from discontinued operations	453	273
Gain on sale of discontinued operations, net of tax	58,883	—
Income from discontinued operations	60,139	1,115

Net income	$71,657	$18,793

Earnings per share from continuing operations:
Basic	$0.47	$0.73
Diluted	$0.47	$0.72
Earnings per share from discontinued operations:
Basic	$2.46	$0.05
Diluted	$2.45	$0.05
Earnings per share:
Basic	$2.93	$0.77
Diluted	$2.92	$0.77
Shares used in per share calculation:
Basic	24,416	24,285
Diluted	24,542	24,534
Cash dividends declared per share	$0.465	$0.455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$71,657	$18,793
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax impact	(18)	3
Comprehensive income	$71,639	$18,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2023	2022
Assets
Cash	$690	$957
Accounts receivable, net of allowance for credit losses of $2,612 in 2023 and $2,300 in 2022	177,006	169,937
Rental equipment, at cost:
Relocatable modular buildings	1,412,084	1,123,268
Electronic test equipment	401,801	398,267
	1,813,885	1,521,535
Less: accumulated depreciation	(546,617)	(531,218)
Rental equipment, net	1,267,268	990,317
Property, plant and equipment, net	144,295	138,713
Prepaid expenses and other assets	80,490	69,837
Intangible assets, net	68,055	35,431
Goodwill	323,799	106,403
Assets of discontinued operations	—	196,249
Total assets	$2,061,603	$1,707,844
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$658,777	$413,742
Accounts payable and accrued liabilities	219,260	151,208
Deferred income	100,289	82,417
Deferred income taxes, net	223,739	203,361
Liabilities of discontinued operations	—	53,171
Total liabilities	1,202,065	903,899
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,466 shares as of March 31, 2023 and 24,388 shares as of December 31, 2022	105,487	110,080
Retained earnings	754,147	693,943
Accumulated other comprehensive loss	(96)	(78)
Total shareholders’ equity	859,538	803,945
Total liabilities and shareholders’ equity	$2,061,603	$1,707,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	71,657	—	71,657
Share-based compensation	—	1,493	—	—	1,493
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,086)	—	—	(6,086)
Dividends accrued of $0.465 per share	—	—	(11,453)	—	(11,453)
Other comprehensive loss	—	—	—	(18)	(18)
Balance at March 31, 2023	24,466	$105,487	$754,147	$(96)	$859,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	18,793	—	18,793
Share-based compensation	—	1,760	—	—	1,760
Common stock issued under stock plans, net of shares withheld for employee taxes	75	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,605)	—	—	(3,605)
Dividends accrued of $0.455 per share	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	3	3
Balance at March 31, 2022	24,335	$106,765	$631,174	$(51)	$737,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$71,657	$18,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,590	27,584
Deferred income taxes	(45,496)	(3,676)
Provision for credit losses	744	13
Share-based compensation	1,493	1,760
Gain on sale of discontinued operations	(58,883)	—
Gain on sale of used rental equipment	(3,089)	(5,364)
Foreign currency exchange gain	(226)	(13)
Amortization of debt issuance costs	2	4
Change in:
Accounts receivable	16,209	7,922
Prepaid expenses and other assets	(7,345)	4,213
Accounts payable and accrued liabilities	29,837	(4,716)
Deferred income	3,218	5,223
Net cash provided by operating activities	35,711	51,743
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	262,454	—
Purchases of rental equipment	(77,731)	(39,430)
Purchases of property, plant and equipment	(6,857)	(5,417)
Cash paid for acquisition of businesses	(453,592)	—
Proceeds from sales of used rental equipment	12,197	10,308
Net cash used in investing activities	(263,529)	(34,539)
Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	245,033	(2,482)
Taxes paid related to net share settlement of stock awards	(6,086)	(3,605)
Payment of dividends	(11,400)	(11,006)
Net cash provided by (used in) financing activities	227,547	(17,093)
Effect of foreign currency exchange rate changes on cash	4	1
Net (decrease) increase in cash	(267)	112
Cash balance, beginning of period	957	1,491
Cash balance, end of period	$690	$1,603
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$7,817	$2,137
Net income taxes paid, during the period	$413	$420
Dividends accrued during the period, not yet paid	$11,851	$11,357
Rental equipment acquisitions, not yet paid	$5,697	$12,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2023 should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 22, 2023 for the year ended December 31, 2022 (the “2022 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On March 27, 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-01, Leases (Topic 842): Common Control Arrangements, which requires a lessee involved in a common control lease agreement to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessor obtains the right to control the use of the underlying asset through a lease with another entity not within the same control group, the amortization period cannot exceed the period of the common control group. Furthermore, the ASU requires the accounting for a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this ASU will have a material impact on the Company's consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2023, the Company adopted the ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the separate recognition and measurement guidance for troubled debt restructurings by creditors. In addition, the ASU requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 4. ACQUISITIONS

On February 1, 2023, the Company completed the acquisition of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a portfolio company of Kinderhook Industries, for $437.2 million cash consideration on the closing date, which included certain adjustments, including net working capital and certain qualified capital expenditures. In connection with the acquisition, the Company purchased a representation and warranty insurance policy to provide certain recourse in the event of breaches of representations and warranties of Vesta Modular and the seller of Vesta Modular under the stock purchase agreement. Vesta Modular is a leading provider of temporary and permanent modular space solutions serving customers between its modular leasing and modular construction divisions. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The financial results of Vesta Modular were a part of the Mobile Modular segment since February 1, 2023, including $9.5 million of transaction costs.

On March 1, 2023, the Company completed the purchase of assets of Jerald R. Brekke, Inc., DBA Brekke Storage ("Brekke Storage"), for a total purchase price of $16.4 million. Brekke Storage is a regional provider of portable storage solutions in the Colorado market. The acquisition expanded the Mobile Modular Portable Storage fleet by approximately 2,700 units and provided a new regional operation to serve the Colorado market. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in

ASC 805 using the purchase method of accounting. The financial results of Brekke Storage were a part of the Mobile Modular segment since March 1, 2023, including $0.2 million of transaction costs.

The following tables summarize the preliminary purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Vesta Modular and Brekke Storage acquisitions, with excess amounts allocated to goodwill. The estimated fair values of the assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed. The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

Vesta Modular:

(dollar amounts in thousands)
Rental equipment	$226,753
Intangible assets:
Goodwill	213,313
Customer relationships	26,000
Non-compete	7,100
Trade name	800
Cash	11
Accounts receivable	22,401
Property, plant and equipment	1,437
Prepaid expenses and other assets	3,550
Accounts payable and accrued liabilities	(27,558)
Deferred income	(14,273)
Deferred income taxes	(22,324)
Total purchase price	$437,210

Brekke Storage:

(dollar amounts in thousands)
Rental equipment	$10,798
Intangible assets:
Goodwill	4,083
Customer relationships	949
Non-compete	59
Property, plant and equipment	875
Deferred income	(382)
Total purchase price	$16,382

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $217.4 million reflects the strategic fit of Vesta Modular and Brekke Storage with the Company’s modular and portable storage business operations. The Company amortizes the acquired customer relationships over their expected useful lives of 11 years for Vesta Modular and 8 years for Brekke Storage. The expected useful life for the non-compete agreements is 5 years. The trade name intangible acquired from the Vesta Modular acquisition will be amortized over it's useful life of nine months. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the three months ended March 31, 2023 and 2022, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Three months ended March 31,
(dollar amounts in thousands, except for per share amounts)	2023	2022
Pro-forma total revenues	$171,361	$148,551
Pro-forma net income	$11,222	$10,276
Pro-forma basic earnings per share	$0.46	$0.42
Pro-forma diluted earnings per share	$0.46	$0.42

Vesta Modular
Actual total revenues	$17,584
Actual net income	$3,679
Actual basic earnings per share	$0.15
Actual diluted earnings per share	$0.15

NOTE 5. DISCONTINUED OPERATIONS

On February 1, 2023, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $264.5 million. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. These ancillary agreements do not provide for continued involvement by the Company in Adler Tanks. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for the presentation of discontinued operations and held-for-sale, respectively, were met during the first quarter of 2023.

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022:

(dollar amounts in thousands)	Three Months Ended March 31,
	2023	2022
Revenues
Rental	$6,520	$14,191
Rental related services	2,584	5,285
Rental operations	9,104	19,476
Sales	269	657
Other	65	187
Total revenues	9,438	20,320
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325	4,012
Rental related services	2,020	4,383
Other	1,270	2,969
Total direct costs of rental operations	4,614	11,364
Costs of sales	159	502
Total costs of revenues	4,773	11,866
Gross Profit
Rental	3,926	7,210
Rental related services	564	902
Rental operations	4,490	8,112
Sales	110	155
Other	65	187
Total gross profit	4,665	8,454
Selling and administrative expenses	2,582	6,522
Operating income	2,083	1,932
Interest expense allocation	(374)	(544)
Income from discontinued operations before provision for income taxes	1,709	1,388
Provision for income taxes from discontinued operations	453	273
Income from discontinued operations	$1,256	$1,115

Other Selected Information
Adjusted EBITDA	$3,682	$6,707

The following table presents the carrying value of the divested business' assets and liabilities as presented within assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2022:

December 31,
(in thousands)	2022
Assets
Accounts receivable, net of allowance for credit losses of $450	$20,086
Rental equipment, net	137,738
Property, plant and equipment, net	6,632
Prepaid expenses and other assets	191
Intangible assets, net	5,700
Goodwill	25,902
Total assets of discontinued operations	$196,249
Liabilities
Accounts payable and accrued liabilities	$9,621
Deferred income taxes, net	43,550
Total liabilities of discontinued operations	$53,171

For the three months ended March 31, 2023 and 2022, significant operating and investing items related to Adler Tanks were as follows:

	March 31,	March 31,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$1,457	$4,450
Gain on sale of used rental equipment	(111)	(155)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269	657
Purchases of rental equipment	(25)	(108)
Purchases of property, plant and equipment	(40)	(12)

The following table presents the reconciliation of income from discontinued operations to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
(in thousands)	2023	2022
Income from discontinued operations	$1,256	$1,115
Provision for income taxes from discontinued operations	453	273
Interest expense	374	544
Depreciation and amortization	1,457	4,450
EBITDA	3,540	6,382
Share-based compensation	118	248
Transaction costs	24	—
Adjusted EBITDA from discontinued operations	$3,682	$6,630

NOTE 6. REVENUE RECOGNITION

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

Revenue from contracts that satisfies the criteria for over time recognition is recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's consolidated balance sheet. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s consolidated balance sheet totaled $46.2 million and $27.4 million at March 31, 2023 and December 31, 2022, respectively. Sales revenues totaling $4.4 million were recognized during the three months ended March 31, 2023, which were included in the contract liability balance at December 31, 2022. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $4.4 million and $0.6 million at March 31, 2023 and December 31, 2022, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. Other revenues include interest income on finance leases and rental income on facility leases.

In the three months ended March 31, 2023, the Company’s lease revenues were $136.6 million, consisting of $136.0 million of operating lease revenues and $0.6 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three months ended March 31, 2023 include $0.5 million of sales revenues and $0.1 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of ASC 842) and non-lease revenues (within the scope of ASC 606) and the underlying service provided for the three months ended March 31, 2023 and 2022:

(in thousands)	Mobile Modular	TRS- RenTelco	Enviroplex	Adler Tanks (Discontinued)	Consolidated
Three Months Ended March 31,
2023
Leasing	$99,659	$30,322	$—	$6,612	$136,593
Non-lease:
Rental related services	8,974	726	—	2,557	12,257
Sales	17,605	4,623	941	269	23,438
Other	419	449	—	—	868
Total non-lease	26,998	5,798	941	2,826	36,563
Total revenues	$126,657	$36,120	$941	$9,438	$173,156

2022
Leasing	$74,595	$29,411	$—	$14,478	$118,484
Non-lease:
Rental related services	5,650	551	—	5,185	11,386
Sales	10,375	3,278	917	657	15,227
Other	25	251	—	—	276
Total non-lease	16,050	4,080	917	5,842	26,889
Total revenues	$90,645	$33,491	$917	$20,320	$145,373

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

NOTE 7. EARNINGS PER SHARE

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Weighted-average number of shares of common stock for calculating basic earnings per share	24,416	24,285
Effect of potentially dilutive securities from equity-based compensation	126	249
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,542	24,534

There were 96,241 anti-dilutive securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2023 and no anti-dilutive securities excluded from the computation of diluted earnings per share for the same period in 2022.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three months ended March 31, 2023 and 2022. As of March 31, 2023, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows:

(dollar amounts in thousands)	Mobile Modular	Adler Tanks (Discontinued)	Total
Balance at December 31, 2021	$106,491	$25,902	$132,393
Changes to Design Space purchase accounting	(88)	—	(88)
Balance at December 31, 2022	106,403	25,902	132,305
Goodwill acquired through business combination	217,396	—	217,396
Derecognition of goodwill divested	—	(25,902)	(25,902)
Balance at March 31, 2023	$323,799	$—	$323,799

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
March 31, 2023
Customer relationships	8 to 11	7.6	$68,419	$(10,951)	$57,468
Non-compete agreements	5	4.3	10,455	(1,561)	8,894
Trade name	0.75 to 8	1.3	2,000	(478)	1,522
Total amortizing			80,874	(12,990)	67,884
Trade name - non-amortizing	Indefinite		171	—	171
Total			$81,045	$(12,990)	$68,055

December 31, 2022
Customer relationships	8 to 11	6.3	$50,284	$(18,098)	$32,186
Non-compete agreements	5	3.2	3,296	(1,159)	2,137
Customer backlog	—	—	1,900	(1,900)	—
Trade name	8	6.3	1,200	(263)	937
Total amortizing			56,680	(21,420)	35,260
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,551	$(21,420)	$41,131

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2022, with no indicators of impairment. In addition, no impairment triggering events occurred during the three months ended March 31, 2023. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the three months ended March 31, 2023 and 2022, was $2.3 million and $1.5 million, respectively. Based on the carrying values at March 31, 2023 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $8.0 million for the remainder of fiscal year 2023, $9.8 million in 2024, $9.7 million in 2025, $9.3 million in 2026, $9.1 million in 2027 and $7.8 million in 2028.

NOTE 9. SEGMENT REPORTING

The Company historically operated four reportable segments and divested it's Adler Tanks business segment on February 1, 2023, see Note 5 to the consolidated financial statements for more information on the divestiture of Adler Tanks. The three reportable segments from continuing operations are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); and (3) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2022 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations, income before provision for income taxes and adjusted EBITDA. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular and TRS-RenTelco based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2023 and 2022 for the Company’s reportable segments and discontinued operations are shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Enviroplex[1]	Adler Tanks (Discontinued)[3]	Consolidated
Three Months Ended March 31,
2023
Rental revenues	$81,113	$29,134	$ —	$6,520	$116,767
Rental related services revenues	26,252	880	—	2,584	29,716
Sales and other revenues	19,292	6,106	941	334	26,673
Total revenues	126,657	36,120	941	9,438	173,156
Depreciation of rental equipment	9,444	12,389	—	1,325	23,158
Gross profit	61,622	15,620	125	4,665	82,032
Selling and administrative expenses	46,514	9,451	1,533	2,582	60,080
Income (loss) from operations	15,108	6,169	(1,408)	2,083	21,952
Interest (expense) income allocation	(6,271)	(1,742)	549	(374)	(7,838)
Income (loss) before provision for income taxes	8,837	4,653	(859)	1,709	14,340
Adjusted EBITDA	42,445	20,635	(1,330)	3,682	65,432
Rental equipment acquisitions	60,117	10,112	—	—	70,229
Accounts receivable, net (period end)	148,880	24,493	3,633	—	177,006
Rental equipment, at cost (period end)	1,412,084	401,801	—	—	1,813,885
Rental equipment, net book value (period end)	1,096,164	171,104	—	—	1,267,268
Utilization (period end) [2]	78.9%	59.0%
Average utilization [2]	79.6%	59.2%
2022
Rental revenues	$61,538	$28,512	$ —	$14,191	$104,241
Rental related services revenues	18,361	671	—	5,285	24,317
Sales and other revenues	10,746	4,308	917	844	16,815
Total revenues	90,645	33,491	917	20,320	145,373
Depreciation of rental equipment	7,833	12,029	—	4,012	23,874
Gross profit	43,141	14,690	204	8,454	66,489
Selling and administrative expenses	24,692	6,590	1,323	6,522	39,127
Income (loss) from operations	18,449	8,100	(1,119)	1,932	27,362
Interest (expense) income allocation	(1,821)	(586)	131	(544)	(2,820)
Income (loss) before provision for income taxes	16,628	7,527	(988)	1,388	24,555
Adjusted EBITDA	30,405	20,653	(1,046)	6,707	56,719
Rental equipment acquisitions	23,088	23,351	—	109	46,548
Accounts receivable, net (period end)	106,682	25,124	4,970	14,788	151,564
Rental equipment, at cost (period end)	1,059,030	378,766	—	308,790	1,746,586
Rental equipment, net book value (period end)	763,710	171,863	—	147,382	1,082,955
Utilization (period end) [2]	77.6%	64.7%		50.4%
Average utilization [2]	77.1%	64.6%		48.3%

1.
Gross Enviroplex sales revenues were $941 and $917 for the three months ended March 31, 2023 and 2022, respectively. There were no inter-segment sales to Mobile Modular in the three months ended March 31, 2023 and 2022, which required elimination in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and new equipment inventory. The Average utilization for the period is calculated using the average costs of rental equipment.
3.
The financial results of Adler Tanks included in this table are through the date of the business divestiture, which occurred on February 1, 2023.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2023 and 2022. Revenues from foreign country customers accounted for 3% and 4% of the Company’s total revenues for the same periods, respectively.

NOTE 10. SUBSEQUENT EVENT

On April 1, 2023, the Company completed the purchase of assets of Dixie Temporary Storage, LLC ("Dixie Storage"), for a purchase price of $4.9 million. Dixie Storage is a regional provider of portable storage solutions in the South Carolina market and is highly complementary to the Company's portable storage business segment. The acquisition grew the Mobile Modular Portable Storage fleet by approximately 800 units and provided a new regional operation to serve the South Carolina market. The acquisition will be accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 22, 2023 (the “2022 Annual Report”). In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2022 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. The Company is comprised of three reportable business segments: (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); and (3) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”).

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 14% of the Company’s total revenues from continuing operations in the three months ended March 31, 2023. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase. Vesta Modular was acquired on February 1, 2023, with its results included in the Mobile Modular segment since that date. Brekke Storage was acquired on March 1, 2023, with its results included in the Mobile Modular segment since that date. See Note 4 to the consolidated financial statements for the three months ended March 31, 2023, for more details about the acquisitions.

In the three months ended March 31, 2023, Mobile Modular, TRS-RenTelco and Enviroplex contributed 70%, 37% and -7% of the Company’s income from continuing operations before provision for taxes (the equivalent of “pretax income”), respectively, compared to 72%, 33% and -5% for the same period in 2022.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Mobile Modular Portable Storage, Kitchens To Go and Enviroplex) are derived from rentals and sales to commercial and education customers. Modular revenues are affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2022 Annual Report and “Item 1a. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 84% and 87% of consolidated revenues from continuing operations in the three months ended March 31, 2023 and 2022, respectively. Of the total continuing rental operations revenues for the three months ended March 31, 2023, Mobile Modular and TRS-RenTelco comprised 78% and 22%, respectively, compared to 73% and 27%, respectively, in the same period of 2022. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular and TRS-RenTelco business segments sell modular units and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2023 and 2022, sales and other revenues of modular and electronic test equipment comprised approximately 16% and 13% of the Company’s consolidated revenues from continuing operations, respectively. Of the total sales and other revenues from continuing operations for the three months ended March 31, 2023 and 2022, Mobile Modular and Enviroplex together comprised 77% and 73%, respectively, and TRS-RenTelco comprised 23% and 27%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dixie Storage Acquisition

On April 1, 2023, the Company completed the purchase of assets of Dixie Temporary Storage, LLC ("Dixie Storage"), for a purchase price of $4.9 million. Dixie Storage is a regional provider of portable storage solutions in the South Carolina market and is highly complementary to the Company's portable storage business segment. The acquisition expanded the Mobile Modular Portable Storage fleet by approximately 800 units and provided a new regional operation to serve the South Carolina market. The acquisition will be accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting.

Dividends

On February 22, 2023, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.465 per common share for the quarter ended March 31, 2023, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended March 31, 2023 Compared to

Three Months Ended March 31, 2022

Overview

Consolidated revenues for the three months ended March 31, 2023, increased 19% to $173.2 million, from $145.4 million in the same period in 2022. Consolidated net income for the three months ended March 31, 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks, decreased 32% to $12.8 million, from $18.8 million for the same period in 2022. The decrease in consolidated net income during the current period was primarily attributed to acquisition and divestiture related transaction costs of $14.2 million incurred during 2023. Earnings per diluted share for the three months ended March 31, 2023, increased by $2.15 to $2.92, which was primarily the result of the $58.9 million gain on sale of discontinued operations, compared to $0.77 for the same period in 2022.

Revenues from discontinued operations for the three months ended March 31, 2023, was $9.4 million, compared to $20.3 million for the same period in 2022. Income from discontinued operations for the three months ended March 31, 2023, was $60.1 million, which included the gain on sale of discontinued operations of $58.9 million, compared to $1.1 million for the same period in 2022. Earnings per diluted share from discontinued operations for the three months ended March 31, 2023 was $2.45, compared to $0.05 for the same period in 2022. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the consolidated financial statements.

For the three months ended March 31, 2023, on a consolidated basis from continuing operations:

•
Gross profit increased $19.3 million, or 33%, to $77.4 million in 2023. Mobile Modular’s gross profit increased $18.5 million, or 43%, largely due to the Vesta Modular acquisition, which contributed to the higher gross profit on rental, sales, and rental related services revenues. TRS-RenTelco’s gross profit increased $0.9 million, or 6%, primarily due to higher gross profit on other and sales revenues. Enviroplex’s gross profit decreased $0.1 million, or 39%, primarily due to $0.1 million higher cost of sales in 2023.
•
Selling and administrative expenses increased $24.9 million to $57.5 million, primarily due to $16.5 million higher marketing and administrative costs, which included $14.2 million in acquisition and divestiture related transaction costs, and an increase in employees’ salaries and benefit costs of $5.8 million, partly attributable to the increased employee headcount from the Vesta Modular acquisition.
•
Interest expense increased $5.2 million to $7.5 million, which was primarily attributed to $142.1 million higher average debt levels of the Company and a higher effective interest rate in 2023 of 5.57%, compared to 2.68% for the same period in 2022. The $142.1 million increase in average debt during the three-month period was primarily the result of the funding of the Vesta Modular and Brekke Storage acquisitions.
•
Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 70% and 37%, respectively, compared to 72% and 32%, respectively, for the comparable 2022 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 7% and negative 4% in 2023 and 2022, respectively.
•
The provision for income taxes resulted in an effective tax rate of 23.8% and 23.5%, for the quarters ended March 31, 2023 and 2022, respectively.
•
Adjusted EBITDA increased $11.7 million, or 23%, to $61.8 million in 2023.

Mobile Modular

For the three months ended March 31, 2023, Mobile Modular’s total revenues increased $36.0 million, or 40%, to $126.7 million compared to the same period in 2022, largely due to contributions from the Vesta Modular acquisition, which contributed to the higher rental, rental related services, and sales revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, offset by higher selling and administrative expenses, resulted in a $7.8 million decrease in pre-tax income to $8.7 million for the three months ended March 31, 2023, from $16.6 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/23 compared to Three Months Ended 3/31/22 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$81,113	$61,538	$19,575	32%
Rental related services	26,252	18,361	7,891	43%
Rental operations	107,365	79,899	27,466	34%
Sales	17,605	10,375	7,230	70%
Other	1,687	371	1,316	nm
Total revenues	126,657	90,645	36,012	40%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,444	7,833	1,611	21%
Rental related services	18,607	13,180	5,427	41%
Other	25,910	20,162	5,748	29%
Total direct costs of rental operations	53,961	41,175	12,786	31%
Costs of sales	11,074	6,329	4,745	75%
Total costs of revenues	65,035	47,504	17,531	37%
Gross Profit
Rental	45,759	33,543	12,216	36%
Rental related services	7,645	5,181	2,464	48%
Rental operations	53,404	38,724	14,680	38%
Sales	6,531	4,046	2,485	61%
Other	1,687	371	1,316	nm
Total gross profit	61,622	43,141	18,481	43%
Selling and administrative expenses	46,514	24,692	21,822	88%
Income from operations	15,108	18,449	(3,341)	(18)%
Interest expense allocation	(6,271)	(1,821)	4,450	nm
Pre-tax income	$8,837	$16,628	$(7,791)	(47)%
Other Selected Information
Adjusted EBITDA	$42,445	$30,405	$12,040	40%
Average rental equipment [1]	$1,176,874	$1,006,903	$169,971	17%
Average rental equipment on rent	$936,903	$776,360	$160,543	21%
Average monthly total yield [2]	2.30%	2.04%		13%
Average utilization [3]	79.6%	77.1%		3%
Average monthly rental rate [4]	2.89%	2.64%		9%
Period end rental equipment [1]	$1,305,554	$1,013,791	$291,763	29%
Period end utilization [3]	78.9%	77.6%		2%

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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended March 31, 2023 increased $18.5 million, or 43%, to $61.6 million. For the three months ended March 31, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $19.6 million, or 32%, due to 21% higher average rental equipment on rent and 9% higher average monthly rental rates in 2023. As a percentage of rental revenues, depreciation was 12% in 2023 and 13% in 2022, and other direct costs were 32% in 2023 and 33% in 2022, which resulted in gross margin percentages of 56% in 2023, compared to 55% in 2022. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $12.2 million, or 36%, to $45.8 million in 2023. Vesta Modular contributed $5.5 million gross profit on rental revenues in 2023.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $7.9 million, or 43%, compared to 2022. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery and return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 29% in 2023, compared to 28% in 2022, resulted in rental related services gross profit increasing $2.5 million, or 48%, to $7.6 million in 2023. Vesta Modular contributed $0.9 million gross profit on rental related services revenues in 2023.
•
Gross Profit on Sales – Sales revenues increased $7.2 million, or 70%, compared to 2022, due to higher new and used equipment sales. The lower gross margin percentage of 37% in 2023 compared to 39% in 2022, and higher sales revenue resulted in gross profit on sales increasing $2.5 million, or 61%, to $6.5 million. The higher gross margin on sales in 2023 was primarily due to increased margins on new sales. Vesta Modular contributed $1.8 million in gross profit on sales in 2023. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2023, selling and administrative expenses increased $21.8 million, or 88%, to $46.5 million, primarily due to $8.4 million higher marketing and administrative costs, which includes $7.5 million in acquisition related transaction costs, $7.8 million higher allocated corporate expenses, which includes $5.4 million in allocated divestiture transaction costs, and a $4.6 million increase in employee salaries and benefit costs, largely due to the addition of Vesta Modular employees.

TRS-RenTelco

For the three months ended March 31, 2023, TRS-RenTelco’s total revenues increased $2.6 million to $36.1 million compared to the same period in 2022, primarily due to higher sales and rental revenues. Gross profit increase of $0.9 million, which was offset by higher selling and administrative expenses, resulted in a 38% decrease in pre-tax income to $4.7 million for the three months ended March 31, 2023, from $7.5 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/23 compared to Three Months Ended 3/31/22 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$29,134	$28,512	$622	2%
Rental related services	880	671	209	31%
Rental operations	30,014	29,183	831	3%
Sales	5,114	3,927	1,187	30%
Other	992	381	611	nm
Total revenues	36,120	33,491	2,629	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,389	12,029	360	3%
Rental related services	661	580	81	14%
Other	5,225	4,692	533	11%
Total direct costs of rental operations	18,275	17,301	974	6%
Costs of sales	2,225	1,500	725	48%
Total costs of revenues	20,500	18,801	1,699	9%
Gross Profit
Rental	11,520	11,791	(271)	(2)%
Rental related services	219	91	128	nm
Rental operations	11,739	11,882	(143)	(1)%
Sales	2,889	2,427	462	19%
Other	992	381	611	nm
Total gross profit	15,620	14,690	930	6%
Selling and administrative expenses	9,451	6,590	2,861	43%
Income from operations	6,169	8,100	(1,931)	(24)%
Interest expense allocation	(1,742)	(586)	1,156	nm
Foreign currency exchange loss	226	13	(213)	nm
Pre-tax income	$4,653	$7,527	$(2,874)	(38)%
Other Selected Information
Adjusted EBITDA	$20,635	$20,653	$(18)	nm
Average rental equipment [1]	$396,835	$366,667	$30,168	8%
Average rental equipment on rent	$234,829	$236,889	$(2,060)	(1)%
Average monthly total yield [2]	2.40%	2.59%		(7)%
Average utilization [3]	59.2%	64.6%		(8)%
Average monthly rental rate [4]	4.14%	4.01%		3%
Period end rental equipment [1]	$397,565	$374,392	$23,173	6%
Period end utilization [3]	59.0%	64.7%		(9)%
1.
Average and Period end rental equipment represents the cost of rental equipment, excluding new equipment inventory and accessory equipment.
2.
Average monthly total yield is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment, for the period.
3.
Period end utilization is calculated by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new rental equipment inventory and accessory equipment. Average utilization for the period is calculated using the average month end costs of rental equipment.
4.
Average monthly rental rate is calculated by dividing the averages of monthly rental revenues by the cost of rental equipment on rent, for the period.

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2023 increased $0.9 million, or 6%, to $15.6 million. For the three months ended March 31, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $0.6 million, or 2%, depreciation expense increased $0.4 million, or 3%, and other direct costs increased $0.5 million or 11%, resulting in a 2% decrease in gross profit on rental revenues to $11.5 million. As a percentage of rental revenues, depreciation was 43% and 42% in 2023 and 2022, respectively, and other direct costs were 18% and 16%, in 2023 and 2022, respectively, which resulted in a gross margin percentage of 40% and 41% in 2023 and 2022, respectively. The rental revenues increase was primarily due to 3% higher average monthly rental rates, partly offset by 1% lower average rental equipment on rent in 2023, as compared to 2022.
•
Gross Profit on Sales – Sales revenues increased $1.2 million, or 30%, to $5.1 million in 2023. Gross profit on sales increased 19%, to $2.9 million, with a gross margin percentage of 56% in 2023, compared to 62% in 2022. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2023, selling and administrative expenses increased $2.9 million, or 43%, to $9.5 million, primarily due to $2.3 million in higher allocated corporate expenses and $0.3 million in higher employee salaries and benefit costs.

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and transaction costs. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
Income from continuing operations	$11,518	$17,678	$97,169	$85,804
Provision for income taxes from continuing operations	1,113	5,489	26,981	31,412
Interest expense	7,464	2,276	17,418	9,168
Depreciation and amortization	26,133	23,134	96,639	93,035
EBITDA	46,228	48,577	238,207	219,419
Share-based compensation	1,375	1,512	6,764	6,582
Transaction costs [3]	14,147	—	18,200	2,045
Adjusted EBITDA [1]	$61,750	$50,089	$263,171	$228,046
Adjusted EBITDA margin [2]	38%	40%	39%	41%

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and transaction costs.
2.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.
3.
Transaction costs include acquisition and divestiture related legal and professional fees and other costs specific to these transactions.

As of March 31, 2023, total Adjusted EBITDA from both continuing and discontinued operations was $65.4 million, compared to $56.7 million for the same period in 2022, excluding the gain on divestiture of Adler Tanks. For the three months ended March 31, 2023 and 2022, the total Adjusted EBITDA from continuing operations was $61.7 million and $50.1 million, respectively, and the total Adjusted EBITDA from discontinued operations was $3.7 million and $6.6 million, respectively. The reconciliation of income from discontinued operations to Adjusted EBITDA can be found in Note 5 of the consolidated financial statements.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's condensed consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
Adjusted EBITDA [1]	$65,432	$56,719	$297,579	$256,210
Interest paid	(7,817)	(2,137)	(20,455)	(10,838)
Income taxes paid, net of refunds received	(413)	(420)	(27,355)	(9,135)
Gain on sale of used rental equipment	(3,089)	(5,364)	(35,704)	(26,011)
Foreign currency exchange (gain) loss	(226)	(13)	165	142
Amortization of debt issuance costs	2	4	14	16
Change in certain assets and liabilities:
Accounts receivable, net	16,953	7,935	(21,506)	(17,119)
Prepaid expenses and other assets	(7,345)	4,213	(28,042)	(2,509)
Accounts payable and other liabilities	(31,004)	(14,417)	(7,992)	9,404
Deferred income	3,218	5,223	21,696	9,718
Net cash provided by operating activities	$35,711	$51,743	$178,400	$209,878

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and transaction costs.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2023, the actual ratio was 4.12 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2023, the actual ratio was 2.21 to 1.

At March 31, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2023 compared to the same period in 2022 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $35.7 million in 2023, compared to net cash provided of $51.7 million in 2022. The $16.0 million decrease in net cash provided by operating activities was primarily attributable to $41.8 million lower deferred income taxes and $11.6 million higher prepaid expenses and other assets, partially offset by a $34.6 million increase in accounts payable and accrued liabilities, primarily due to higher income taxes payable.

Cash Flows from Investing Activities: Net cash used in investing activities was $263.5 million in 2023, compared to $34.5 million in 2022. The $229.0 million increase in cash used was primarily due to the $453.6 million acquisition of Vesta Modular and Brekke Storage in 2023, partly offset by $262.4 million in proceeds from the sale of discontinued operations from the divestiture of Adler Tanks.

Cash Flows from Financing Activities: Net cash provided by financing activities was $227.5 million in 2023, compared to net cash used of $17.1 million in 2022. The $244.6 million change in net cash during 2023 was primarily attributable to increased borrowings under bank lines of credit and note purchase agreements, as the borrowings were primarily attributed to the funding of the Vesta Modular and Brekke Storage acquisitions.

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

At March 31, 2023, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $558.8 million was outstanding and had capacity to borrow up to an additional $91.2 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2023, the actual ratio was 4.12 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2023, the actual ratio was 2.21 to 1.

At March 31, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $250 million minus (y) the amount of other notes (such as the Series D Senior Notes and Series E Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf

Note so issued, in accordance with the Note Purchase Agreement. Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers. The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note. The Private Shelf Agreement expired March 31, 2023.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At March 31, 2023, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At March 31, 2023, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2023, the actual ratio was 4.12 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2023, the actual ratio was 2.21 to 1.

At March 31, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the three months ended March 31, 2023 and 2022. As of March 31, 2023, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2022 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2023. Refer to our 2022 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2022 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2023. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and you may lose all or part of your investment. The risk factors below are intended to supersede in their entirety the risk factors contained in “Item 1. A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In the first quarter of 2023, the Company acquired Vesta Modular, a portfolio company of Kinderhook Industries, that is a leading provider of temporary and permanent modular space solutions, and the assets of Brekke Storage, that is a regional provider of portable storage solutions in the Colorado market. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

At March 31, 2023, we had $391.9 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The agreements governing our Series D and E Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $5.6 million per year for each 1% increase in the average interest rate we pay based on the $558.8 million balance of variable rate debt outstanding at March 31, 2023. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2023, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2023	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer