Form 10-Q
period 2023-06-30
MCGRATH RENTCORP
filed 2023-07-27
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, 24,484,993 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of June 30, 2023, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, for the three-month and six-month periods ended June 30, 2023 and 2022, cash flows for the six-month periods ended June 30, 2023 and 2022 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

July 27, 2023

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Rental	$117,840	$94,667	$228,087	$184,717
Rental related services	33,857	22,046	60,989	41,078
Rental operations	151,697	116,713	289,076	225,795
Sales	47,801	35,870	71,461	51,089
Other	3,532	785	6,211	1,537
Total revenues	203,030	153,368	366,748	278,421
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,597	20,082	44,430	39,944
Rental related services	23,825	15,780	43,093	29,540
Other	30,560	29,516	61,695	54,370
Total direct costs of rental operations	76,982	65,378	149,218	123,854
Costs of sales	31,438	21,034	45,553	29,576
Total costs of revenues	108,420	86,412	194,771	153,430
Gross profit	94,610	66,956	171,977	124,991
Selling and administrative expenses	47,026	33,809	104,524	66,414
Income from operations	47,584	33,147	67,453	58,577
Other (expense) income:
Interest expense	(9,945)	(2,426)	(17,409)	(4,702)
Foreign currency exchange (loss) gain	(18)	(181)	208	(168)
Income from continuing operations before provision for income taxes	37,621	30,540	50,252	53,707
Provision for income taxes from continuing operations	9,669	6,996	10,782	12,505
Income from continuing operations	27,952	23,544	39,470	41,202

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	3,327	1,709	4,715
Provision for income taxes from discontinued operations	—	734	453	987
Gain on sale of discontinued operations, net of tax	2,630	—	61,513	—
Income from discontinued operations	2,630	2,593	62,769	3,728

Net income	$30,582	$26,137	$102,239	$44,930

Earnings per share from continuing operations:
Basic	$1.14	$0.96	$1.61	$1.68
Diluted	$1.14	$0.96	$1.61	$1.68
Earnings per share from discontinued operations:
Basic	$0.11	$0.11	$2.57	$0.15
Diluted	$0.11	$0.11	$2.56	$0.15
Earnings per share:
Basic	$1.25	$1.07	$4.18	$1.83
Diluted	$1.25	$1.07	$4.17	$1.83
Shares used in per share calculation:
Basic	24,479	24,360	24,448	24,323
Diluted	24,512	24,509	24,527	24,522
Cash dividends declared per share	$0.465	$0.455	$0.930	$0.910

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$30,582	$26,137	$102,239	$44,930
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	43	61	25	64
Comprehensive income	$30,625	$26,198	$102,264	$44,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2023	2022
Assets
Cash	$2,205	$957
Accounts receivable, net of allowance for credit losses of $2,600 in 2023 and $2,300 in 2022	191,676	169,937
Rental equipment, at cost:
Relocatable modular buildings	1,457,984	1,123,268
Electronic test equipment	390,832	398,267
	1,848,816	1,521,535
Less: accumulated depreciation	(553,166)	(531,218)
Rental equipment, net	1,295,650	990,317
Property, plant and equipment, net	146,624	138,713
Prepaid expenses and other assets	81,967	69,837
Intangible assets, net	65,607	35,431
Goodwill	325,354	106,403
Assets of discontinued operations	—	196,249
Total assets	$2,109,083	$1,707,844
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$672,631	$413,742
Accounts payable and accrued liabilities	219,611	151,208
Deferred income	106,523	82,417
Deferred income taxes, net	229,749	203,361
Liabilities of discontinued operations	—	53,171
Total liabilities	1,228,514	903,899
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,485 shares as of June 30, 2023 and 24,388 shares as of December 31, 2022	107,362	110,080
Retained earnings	773,260	693,943
Accumulated other comprehensive loss	(53)	(78)
Total shareholders’ equity	880,569	803,945
Total liabilities and shareholders’ equity	$2,109,083	$1,707,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	71,657	—	71,657
Share-based compensation	—	1,493	—	—	1,493
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,086)	—	—	(6,086)
Dividends accrued of $0.465 per share	—	—	(11,453)	—	(11,453)
Other comprehensive loss	—	—	—	(18)	(18)
Balance at March 31, 2023	24,466	$105,487	$754,147	$(96)	$859,538
Net income	—	—	30,582	—	30,582
Share-based compensation	—	1,889	—	—	1,889
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(14)	—	—	(14)
Dividends accrued of $0.465 per share	—	—	(11,469)	—	(11,469)
Other comprehensive income	—	—	—	43	43
Balance at June 30, 2023	24,485	$107,362	$773,260	$(53)	$880,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	18,793	—	18,793
Share-based compensation	—	1,760	—	—	1,760
Common stock issued under stock plans, net of shares withheld for employee taxes	75	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,605)	—	—	(3,605)
Dividends accrued of $0.455 per share	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	3	3
Balance at March 31, 2022	24,335	$106,765	$631,174	$(51)	$737,888
Net income	—	—	26,137	—	26,137
Share-based compensation	—	1,652	—	—	1,652
Common stock issued under stock plans, net of shares withheld for employee taxes	43	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,523)	—	—	(2,523)
Dividends accrued of $0.455 per share	—	—	(11,181)	—	(11,181)
Other comprehensive income	—	—	—	61	61
Balance at June 30, 2022	24,378	$105,894	$646,130	$10	$752,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$102,239	$44,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,958	55,355
Deferred income taxes	(39,486)	(5,815)
Provision for credit losses	1,400	49
Share-based compensation	3,382	3,412
Gain on sale of discontinued operations	(61,513)	—
Gain on sale of used rental equipment	(14,250)	(16,093)
Foreign currency exchange (gain) loss	(208)	168
Amortization of debt issuance costs	4	9
Change in:
Accounts receivable	(1,116)	(7,879)
Prepaid expenses and other assets	(8,504)	(10,855)
Accounts payable and accrued liabilities	25,255	(73)
Deferred income	9,290	18,835
Net cash provided by operating activities	71,451	82,043
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	268,012	—
Purchases of rental equipment	(128,088)	(94,820)
Purchases of property, plant and equipment	(11,229)	(6,594)
Cash paid for acquisition of businesses	(456,312)	—
Proceeds from sales of used rental equipment	27,410	31,830
Net cash used in investing activities	(300,207)	(69,584)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	258,885	15,000
Taxes paid related to net share settlement of stock awards	(6,100)	(6,128)
Payment of dividends	(22,782)	(22,083)
Net cash provided by (used in) financing activities	230,003	(13,211)
Effect of foreign currency exchange rate changes on cash	1	135
Net increase (decrease) in cash	1,248	(617)
Cash balance, beginning of period	957	1,491
Cash balance, end of period	$2,205	$874
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$16,802	$5,821
Net income taxes paid, during the period	$6,931	$17,078
Dividends accrued during the period, not yet paid	$11,937	$11,009
Rental equipment acquisitions, not yet paid	$7,612	$6,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and six months ended June 30, 2023, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 22, 2023 for the year ended December 31, 2022 (the “2022 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On March 27, 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-01, Leases (Topic 842): Common Control Arrangements, which requires a lessee involved in a common control lease agreement to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessor obtains the right to control the use of the underlying asset through a lease with another entity not within the same control group, the amortization period cannot exceed the period of the common control group. Furthermore, the ASU requires the accounting for a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

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

On April 1, 2023, the Company completed the purchase of assets of Dixie Temporary Storage, LLC ("Dixie Storage"), for a purchase price of $4.9 million. Dixie Storage is a regional provider of portable storage solutions in the South Carolina market and is highly complementary to the Company's portable storage business segment. The acquisition expanded the Mobile Modular Portable Storage fleet by approximately 800 units and provided a new regional operation to serve the South Carolina market. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting. The financial results of Dixie Storage were a part of the Mobile Modular segment since April 1, 2023, including $0.1 million of transaction costs.

The following tables summarize the preliminary purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Vesta Modular, Brekke Storage and Dixie Storage acquisitions, with excess amounts allocated to goodwill. The estimated fair values of the assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed. The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

Vesta Modular:

(dollar amounts in thousands)
Rental equipment	$226,753
Intangible assets:
Goodwill	213,313
Customer relationships	26,000
Non-compete	7,100
Trade name	800
Cash	11
Accounts receivable	22,401
Property, plant and equipment	1,437
Prepaid expenses and other assets	3,550
Accounts payable and accrued liabilities	(27,558)
Deferred income	(14,273)
Deferred income taxes	(22,324)
Total purchase price	$437,210

Brekke Storage:

(dollar amounts in thousands)
Rental equipment	$10,798
Intangible assets:
Goodwill	4,083
Customer relationships	949
Non-compete	59
Property, plant and equipment	875
Deferred income	(382)
Total purchase price	$16,382

Dixie Storage:

(dollar amounts in thousands)
Rental equipment	$2,758
Intangible assets:
Goodwill	1,555
Customer relationships	259
Non-compete	22
Property, plant and equipment	318
Deferred income	(161)
Total purchase price	$4,751

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $219.0 million reflects the strategic fit of Vesta Modular, Brekke Storage and Dixie Storage with the Company’s modular and portable storage business operations. The Company amortizes the acquired customer relationships over their expected useful lives of 11 years for Vesta Modular, 8 years for Brekke Storage and 9 years for Dixie Storage. The expected useful life for the non-compete agreements is 5 years. The trade name intangible acquired from the Vesta Modular acquisition will be amortized over it's useful life of nine months. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the six months ended June 30, 2023 and 2022, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Six months ended June 30,
(dollar amounts in thousands, except for per share amounts)	2023	2022
Pro-forma total revenues	$374,391	$339,638
Pro-forma net income	$39,174	$34,781
Pro-forma basic earnings per share	$1.60	$1.43
Pro-forma diluted earnings per share	$1.60	$1.42

Vesta Modular
Actual total revenues	$47,257
Actual net income	$9,016
Actual basic earnings per share	$0.37
Actual diluted earnings per share	$0.37

NOTE 5. DISCONTINUED OPERATIONS

On February 1, 2023, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $268.0 million, which included an additional payment of $3.6 million for the final net working capital purchase price adjustment during the quarter ended June 30, 2023. The total transaction costs incurred from the divestiture was $8.9 million, with $6.7 million incurred during the six months ended June 2023, and $2.2 million incurred during the year ended December 31, 2022. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. These ancillary agreements do not provide for continued involvement by the Company in Adler Tanks. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for the presentation of discontinued operations and held-for-sale, respectively, were met during the first quarter of 2023.

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the condensed consolidated statements of income for the six months ended June 30, 2023 and 2022:

(dollar amounts in thousands)	Six Months Ended June 30,
	2023	2022
Revenues
Rental	$6,520	$30,148
Rental related services	2,584	12,058
Rental operations	9,104	42,206
Sales	269	1,258
Other	65	519
Total revenues	9,438	43,983
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325	7,994
Rental related services	2,020	9,456
Other	1,270	6,278
Total direct costs of rental operations	4,614	23,728
Costs of sales	159	920
Total costs of revenues	4,773	24,648
Gross Profit
Rental	3,926	15,876
Rental related services	564	2,602
Rental operations	4,490	18,478
Sales	110	338
Other	65	519
Total gross profit	4,665	19,335
Selling and administrative expenses	2,583	13,501
Income from operations	2,082	5,834
Interest expense allocation	(374)	(1,119)
Income from discontinued operations before provision for income taxes	1,709	4,715
Provision for income taxes from discontinued operations	453	987
Income from discontinued operations	$1,256	$3,728

Other Selected Information
Adjusted EBITDA	$3,682	$15,327

The following table presents the carrying value of the divested business' assets and liabilities as presented within assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2022:

December 31,
(in thousands)	2022
Assets
Accounts receivable, net of allowance for credit losses of $450	$20,086
Rental equipment, net	137,738
Property, plant and equipment, net	6,632
Prepaid expenses and other assets	191
Intangible assets, net	5,700
Goodwill	25,902
Total assets of discontinued operations	$196,249
Liabilities
Accounts payable and accrued liabilities	$9,621
Deferred income taxes, net	43,550
Total liabilities of discontinued operations	$53,171

For the six months ended June 30, 2023 and 2022, significant operating and investing items related to Adler Tanks were as follows:

	June 30,	June 30,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$1,457	$8,864
Gain on sale of used rental equipment	(111)	(338)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269	1,258
Purchases of rental equipment	(25)	(1,410)
Purchases of property, plant and equipment	(40)	(83)

The following table presents the reconciliation of income from discontinued operations to Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	June 30,	June 30,
(in thousands)	2023	2022
Income from discontinued operations	$1,256	$3,728
Provision for income taxes from discontinued operations	453	987
Interest expense	374	1,119
Depreciation and amortization	1,457	8,864
EBITDA	3,540	14,698
Share-based compensation	118	629
Transaction costs	24	—
Adjusted EBITDA from discontinued operations	$3,682	$15,327

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

Revenue from contracts that satisfies the criteria for over time recognition is recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's consolidated balance sheet. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s consolidated balance sheet totaled $49.0 million and $27.4 million at June 30, 2023 and December 31, 2022. Sales revenues totaling $6.6 million and $11.0 million were recognized during the three and six months ended June 30, 2023, respectively, which were included in the contract liability balance at December 31, 2022. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $5.7 million and $0.6 million at June 30, 2023 and December 31, 2022, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the six months ended June 30, 2023, the Company’s future minimum lease payments to be received under non-cancelable finance leases was $4.4 million. Of the total investment in sales-type leases, non-current future minimum lease payments are expected to be $1.1 million in 2024, $0.7 million in 2025, and $0.2 million in 2026. The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of the six months ended June 30, 2023. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and six months ended June 30, 2023, the Company’s lease revenues were $140.8 million and $277.4 million, respectively, consisting of $139.7 million and $275.8 million of operating lease revenues, respectively, and $1.1 million and $1.6 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and six months ended June 30, 2023 include $1.0 million and $1.4 million of sales revenues, respectively, and $0.1 million and $0.2 million of interest income, respectively.

Non-Lease Revenues

Non-lease revenues are recognized in the period when control of the performance obligation is transferred, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For portable storage containers and electronic test equipment, rental related services revenues for delivery and return delivery are considered non-lease revenues.

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

The following table disaggregates the Company’s revenues by lease (within the scope of ASC 842) and non-lease revenues (within the scope of ASC 606) and the underlying service provided for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Mobile Modular	TRS- RenTelco	Enviroplex	Adler Tanks (Discontinued)	Consolidated
Three Months Ended June 30,
2023
Leasing	$110,419	$30,337	$—	$—	$140,756
Non-lease:
Rental related services	13,908	563	—	—	14,471
Sales	39,356	6,581	923	—	46,860
Other	579	364	—	—	943
Total non-lease	53,843	7,508	923	—	62,274
Total revenues	$164,262	$37,845	$923	$—	$203,030

2022
Leasing	$79,671	$30,909	$—	$16,244	$126,824
Non-lease:
Rental related services	6,883	683	—	6,636	14,202
Sales	24,816	5,462	4,650	601	35,529
Other	7	287	—	182	476
Total non-lease	31,706	6,432	4,650	7,419	50,207
Total revenues	$111,377	$37,341	$4,650	$23,663	$177,031

Six Months Ended June 30,
2023
Leasing	$210,078	$60,677	$—	$6,612	$277,367
Non-lease:
Rental related services	22,882	1,289	—	2,557	26,728
Sales	56,961	11,204	1,864	269	70,298
Other	998	795	—	—	1,793
Total non-lease	80,841	13,288	1,864	2,826	98,819
Total revenues	$290,919	$73,965	$1,864	$9,438	$376,186

2022
Leasing	$154,265	$60,319	$—	$30,723	$245,307
Non-lease:
Rental related services	12,533	1,235	—	11,821	25,589
Sales	35,191	8,741	5,567	1,258	50,757
Other	33	537	—	181	751
Total non-lease	47,757	10,513	5,567	13,260	77,097
Total revenues	$202,022	$70,832	$5,567	$43,983	$322,404

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Weighted-average number of shares of common stock for calculating basic earnings per share	24,479	24,360	24,448	24,323
Effect of potentially dilutive securities from equity-based compensation	33	149	79	199
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,512	24,509	24,527	24,522

There were 697 anti-dilutive securities excluded from the computation of diluted earnings per share for the six months ended June 30, 2023, and 7,315 anti-dilutive securities excluded from the computation of diluted earnings per share for the same period in 2022.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows:

(dollar amounts in thousands)	Mobile Modular	Adler Tanks (Discontinued)	Total
Balance at December 31, 2021	$106,491	$25,902	$132,393
Changes to Design Space purchase accounting	(88)	—	(88)
Balance at December 31, 2022	106,403	25,902	132,305
Goodwill acquired through business combination	218,951	—	218,951
Derecognition of goodwill divested	—	(25,902)	(25,902)
Balance at June 30, 2023	$325,354	$—	$325,354

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
June 30, 2023
Customer relationships	8 to 11	7.4	$68,678	$(12,852)	$55,826
Non-compete agreements	5	4.0	10,477	(2,085)	8,392
Trade name	0.75 to 8	4.2	2,000	(782)	1,218
Total amortizing			81,155	(15,719)	65,436
Trade name - non-amortizing	Indefinite		171	—	171
Total			$81,326	$(15,719)	$65,607

December 31, 2022
Customer relationships	8 to 11	6.3	$50,284	$(18,098)	$32,186
Non-compete agreements	5	3.2	3,296	(1,159)	2,137
Customer backlog	—	—	1,900	(1,900)	—
Trade name	8	6.3	1,200	(263)	937
Total amortizing			56,680	(21,420)	35,260
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,551	$(21,420)	$41,131

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2022, with no indicators of impairment. In addition, no impairment triggering events occurred during the six months ended June 30, 2023. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the six months ended June 30, 2023 and 2022, was $5.0 million and $3.0 million, respectively. Based on the carrying values at June 30, 2023 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $5.3 million for the remainder of fiscal year 2023, $9.8 million in 2024 and 2025, $9.3 million in 2026, $9.1 million in 2027 and $7.8 million in 2028.

NOTE 9. SEGMENT REPORTING

The Company historically operated four reportable segments and divested it's Adler Tanks business segment on February 1, 2023, see Note 5 to the consolidated financial statements for more information on the divestiture of Adler Tanks. The three reportable segments from continuing operations are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); and (3) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2022 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations, income before provision for income taxes and adjusted EBITDA. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular and TRS-RenTelco based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2023 and 2022 for the Company’s reportable segments and discontinued operations are shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Enviroplex [1]	Adler Tanks (Discontinued)[3]	Consolidated
Six Months Ended June 30,
2023
Rental revenues	$170,370	$57,717	$—	$6,520	$234,607
Rental related services revenues	59,442	1,547	—	2,584	63,573
Sales and other revenues	61,107	14,701	1,864	334	78,006
Total revenues	290,919	73,965	1,864	9,438	376,186
Depreciation of rental equipment	19,729	24,701	—	1,325	45,755
Gross profit	140,226	31,503	248	4,665	176,642
Selling and administrative expenses	84,810	16,577	3,137	2,583	107,106
Income (loss) from operations	55,416	14,926	(2,889)	2,082	69,536
Interest (expense) income allocation	(14,718)	(3,801)	1,110	(374)	(17,783)
Income (loss) before provision for income taxes	40,698	11,333	(1,779)	1,709	51,961
Adjusted EBITDA	99,269	42,173	(2,724)	3,682	142,400
Rental equipment acquisitions	105,575	16,906	—	—	122,481
Accounts receivable, net (period end)	161,927	26,138	3,611	—	191,676
Rental equipment, at cost (period end)	1,457,984	390,832	—	—	1,848,816
Rental equipment, net book value (period end)	1,132,778	162,872	—	—	1,295,650
Utilization (period end) [2]	78.8%	58.3%
Average utilization [2]	79.4%	58.7%
2022
Rental revenues	$126,487	$58,230	$—	$30,148	$214,865
Rental related services revenues	39,594	1,484	—	12,058	53,136
Sales and other revenues	35,941	11,118	5,567	1,777	54,403
Total revenues	202,022	70,832	5,567	43,983	322,404
Depreciation of rental equipment	15,582	24,362	—	7,994	47,938
Gross profit	92,820	30,826	1,345	19,335	144,326
Selling and administrative expenses	50,447	13,204	2,763	13,501	79,915
Income (loss) from operations	42,373	17,622	(1,418)	5,834	64,411
Interest (expense) income allocation	(3,821)	(1,232)	351	(1,119)	(5,821)
Income (loss) before provision for income taxes	38,552	16,222	(1,067)	4,715	58,422
Adjusted EBITDA	66,178	42,781	(1,276)	15,327	123,010
Rental equipment acquisitions	51,575	42,791	—	1,610	95,976
Accounts receivable, net (period end)	118,865	24,796	6,420	17,248	167,329
Rental equipment, at cost (period end)	1,075,898	389,383	—	309,010	1,774,291
Rental equipment, net book value (period end)	776,003	177,038	—	144,484	1,097,525
Utilization (period end) [2]	78.6%	65.3%
Average utilization [2]	77.6%	64.6%

1.
Gross Enviroplex sales revenues were $1,871 and $6,423 for the six months ended June 30, 2023 and 2022, respectively. There were $7 inter-segment sales to Mobile Modular in the six months ended June 30, 2023 and $856 inter-segment sales during the same period in 2022, which required elimination in consolidation.
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

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2023 and 2022. Revenues from foreign country customers accounted for 3% and 4% of the Company’s total revenues for the same periods, respectively.
NOTE 10. SUBSEQUENT EVENT

On July 1, 2023, the Company completed the purchase of assets of Inland Leasing and Storage ("Inland Leasing"), for a purchase price of $3.8 million. Inland Leasing is a regional provider of portable storage solutions in the Colorado market and is highly complementary to the Company's portable storage business segment. The acquisition grew the Mobile Modular Portable Storage fleet by approximately 600 units, which will further support the new regional operation acquired from the Brekke Storage acquisition. The acquisition will be accounted for as a purchase of "assets" in accordance with criteria in ASC 805, Business Combinations. Incremental transaction costs associated with the asset purchase were not significant.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 13% of the Company’s total revenues from continuing operations in the six months ended June 30, 2023. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase. Vesta Modular was acquired on February 1, 2023, with its results included in the Mobile Modular segment since that date. Brekke Storage was acquired on March 1, 2023, with its results included in the Mobile Modular segment since that date. Dixie Storage was acquired on April 1, 2023, with its results included in the Mobile Modular segment since that date. See Note 4 to the consolidated financial statements for the six months ended June 30, 2023, for more details about the acquisitions.

In the six months ended June 30, 2023, Mobile Modular, TRS-RenTelco and Enviroplex contributed 81%, 23% and negative 4% of the Company’s income from continuing operations before provision for taxes (the equivalent of “pretax income”), respectively, compared to 72%, 30% and negative 2% for the same period in 2022.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 79% and 81% of consolidated revenues from continuing operations in the six months ended June 30, 2023 and 2022, respectively. Of the total continuing rental operations revenues for the six months ended June 30, 2023, Mobile Modular and TRS-RenTelco comprised 80% and 20%, respectively, compared to 74% and 26%, respectively, in the same period of 2022. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular and TRS-RenTelco business segments sell modular units and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2023 and 2022, sales and other revenues of modular and electronic test equipment comprised approximately 21% and 19% of the Company’s consolidated revenues from continuing operations, respectively. Of the total sales and other revenues from continuing operations for the six months ended June 30, 2023 and 2022, Mobile Modular and Enviroplex together comprised 81% and 79%, respectively, and TRS-RenTelco comprised 19% and 21%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Inland Leasing Acquisition

On July 1, 2023, the Company completed the purchase of assets of Inland Leasing and Storage ("Inland Leasing"), for a purchase price of $3.8 million. Inland Leasing is a regional provider of portable storage solutions in the Colorado market and is highly complementary to the Company's portable storage business segment. The acquisition grew the Mobile Modular Portable Storage fleet by approximately 600 units, which will further support the new regional operation acquired from the Brekke Storage acquisition.

Dividends

On June 7, 2023, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.465 per common share for the quarter ended June 30, 2023, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended June 30, 2023 Compared to

Three Months Ended June 30, 2022

Overview

Consolidated revenues for the three months ended June 30, 2023, increased 15% to $203.1 million, from $177.0 million in the same period in 2022. Consolidated net income for the three months ended June 30, 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks, increased 7% to $28.0 million, from $26.1 million for the same period in 2022. The increase in consolidated net income during the current period was primarily attributed to higher gross profit from Mobile Modular, partly offset by higher selling, general and administrative expenses. Earnings per diluted share for the three months ended June 30, 2023, increased by $0.18 to $1.25, compared to $1.07 for the same period in 2022.

There were no revenues from discontinued operations for the three months ended June 30, 2023, compared to $23.7 million for the same period in 2022. Income from discontinued operations for the three months ended June 30, 2023, was $2.6 million, primarily attributed to final working capital adjustments from the divestiture of Adler Tanks. Income from discontinued operations for the same period in 2022 was $2.6 million. Earnings per diluted share from discontinued operations for the three months ended June 30, 2023 was $0.11, unchanged from the same period in 2022. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the consolidated financial statements.

For the three months ended June 30, 2023, on a consolidated basis from continuing operations:

•
Gross profit increased $27.7 million, or 41%, to $94.6 million in 2023. Mobile Modular’s gross profit increased $28.9 million, or 58%, largely due to the Vesta Modular acquisition, which contributed to the higher gross profit on rental, sales, and rental related services revenues. TRS-RenTelco’s gross profit decreased $0.3 million, or 2%, primarily due to lower gross profit on rental and rental related services revenues. Enviroplex’s gross profit decreased $1.0 million, primarily due to lower sales revenue in 2023.
•
Selling and administrative expenses increased $13.2 million to $47.0 million, primarily due to an increase in employees' salaries and benefit costs of $6.5 million, due in part to the increased employee headcount from the Vesta Modular acquisition and higher marketing and administrative costs of $3.0 million.
•
Interest expense increased $7.5 million to $9.9 million, which was primarily attributed to $239.3 million higher average debt levels of the Company and a higher effective interest rate in 2023 of 5.94%, compared to 2.79% for the same period in 2022. The increase in average debt during the three-month period was primarily the result of the funding of the Vesta Modular, Brekke Storage and Dixie Storage acquisitions.
•
Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 85% and 17%, respectively, compared to 72% and 29%, respectively, for the comparable 2022 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 2% and negative 1% in 2023 and 2022, respectively.
•
The provision for income taxes resulted in an effective tax rate of 25.7% and 22.9%, for the quarters ended June 30, 2023 and 2022, respectively.
•
Adjusted EBITDA increased $19.3 million, or 33%, to $77.0 million in 2023.

Mobile Modular

For the three months ended June 30, 2023, Mobile Modular’s total revenues increased $52.9 million, or 47%, to $164.3 million compared to the same period in 2022, largely due to contributions from the Vesta Modular acquisition, which contributed to the higher rental, rental related services, and sales revenues. The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, offset by higher selling and administrative expenses, resulted in a $9.9 million increase in pre-tax income to $31.9 million for the three months ended June 30, 2023, from $21.9 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/23 compared to Three Months Ended 6/30/22 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$89,257	$64,949	$24,308	37%
Rental related services	33,190	21,233	11,957	56%
Rental operations	122,447	86,182	36,265	42%
Sales	39,357	24,816	14,541	59%
Other	2,458	379	2,079	nm
Total revenues	164,262	111,377	52,885	47%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,285	7,749	2,536	33%
Rental related services	23,084	15,116	7,968	53%
Other	25,082	24,073	1,009	4%
Total direct costs of rental operations	58,451	46,938	11,513	25%
Costs of sales	27,207	14,760	12,447	84%
Total costs of revenues	85,658	61,698	23,960	39%
Gross Profit
Rental	53,890	33,127	20,763	63%
Rental related services	10,106	6,117	3,989	65%
Rental operations	63,996	39,244	24,752	63%
Sales	12,150	10,056	2,094	21%
Other	2,458	379	2,079	nm
Total gross profit	78,604	49,679	28,925	58%
Selling and administrative expenses	38,296	25,755	12,541	49%
Income from operations	40,308	23,924	16,384	68%
Interest expense allocation	(8,447)	(2,000)	(6,447)	nm
Pre-tax income	$31,861	$21,924	$9,937	45%
Other Selected Information
Adjusted EBITDA	$56,824	$35,773	$21,051	59%
Average rental equipment [1]	$1,321,767	$1,019,927	$301,840	30%
Average rental equipment on rent	$1,046,008	$796,430	$249,578	31%
Average monthly total yield [2]	2.25%	2.12%		6%
Average utilization [3]	79.1%	78.1%		1%
Average monthly rental rate [4]	2.84%	2.72%		4%
Period end rental equipment [1]	$1,337,961	$1,025,645	$312,316	30%
Period end utilization [3]	78.8%	78.6%		0%

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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended June 30, 2023 increased $28.9 million, or 58%, to $78.6 million. For the three months ended June 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $24.3 million, or 37%, due to 31% higher average rental equipment on rent and 4% higher average monthly rental rates in 2023. As a percentage of rental revenues, depreciation was 12% in both 2023 and 2022, and other direct costs were 28% in 2023 and 37% in 2022, which resulted in gross margin percentages of 60% in 2023, compared to 51% in 2022. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $20.8 million, or 63%, to $53.9 million in 2023. Vesta Modular contributed $8.9 million gross profit on rental revenues in 2023.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $12.0 million, or 56%, compared to 2022. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery and return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 30% in 2023, compared to 29% in 2022, resulted in rental related services gross profit increasing $4.0 million, or 65%, to $10.1 million in 2023. Vesta Modular contributed $1.7 million gross profit on rental related services revenues in 2023.
•
Gross Profit on Sales – Sales revenues increased $14.5 million, or 59%, compared to 2022, due to higher new equipment sales. The lower gross margin percentage of 31% in 2023 compared to 41% in 2022, and higher sales revenue resulted in gross profit on sales increasing $2.1 million, or 21%, to $12.2 million. The lower gross margin on sales in 2023 was primarily due to a higher mix of new versus used sales. Vesta Modular contributed $2.8 million in gross profit on sales in 2023. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2023, selling and administrative expenses increased $12.5 million, or 49%, to $38.3 million, primarily due to $6.2 million higher employee salaries and benefit costs, largely due to the addition of Vesta Modular employees, $2.8 million higher allocated corporate expenses, and $1.9 million increased marketing and administrative expenses.

TRS-RenTelco

For the three months ended June 30, 2023, TRS-RenTelco’s total revenues increased $0.5 million to $37.8 million compared to the same period in 2022, primarily due to higher sales and other revenues. Decreased gross profit and higher selling and administrative expenses, resulted in a 23% decrease in pre-tax income to $6.7 million for the three months ended June 30, 2023, from $8.7 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/23 compared to Three Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$28,583	$29,718	$(1,135)	(4)%
Rental related services	667	813	(146)	(18)%
Rental operations	29,250	30,531	(1,281)	(4)%
Sales	7,521	6,404	1,117	17%
Other	1,074	406	668	nm
Total revenues	37,845	37,341	504	1%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,312	12,333	(21)	nm
Rental related services	741	664	77	12%
Other	5,478	5,443	35	1%
Total direct costs of rental operations	18,531	18,440	91	0%
Costs of sales	3,431	2,765	666	24%
Total costs of revenues	21,962	21,205	757	4%
Gross Profit
Rental	10,793	11,942	(1,149)	(10)%
Rental related services	(74)	149	(223)	nm
Rental operations	10,719	12,091	(1,372)	(11)%
Sales	4,090	3,639	451	12%
Other	1,074	406	668	nm
Total gross profit	15,883	16,136	(253)	(2)%
Selling and administrative expenses	7,126	6,614	512	8%
Income from operations	8,757	9,522	(765)	(8)%
Interest expense allocation	(2,059)	(646)	1,413	nm
Foreign currency exchange loss	(18)	(181)	163	nm
Pre-tax income	$6,680	$8,695	$(2,015)	(23)%
Other Selected Information
Adjusted EBITDA	$21,538	$22,128	$(590)	-3%
Average rental equipment [1]	$393,891	$382,068	$11,823	3%
Average rental equipment on rent	$229,304	$246,533	$(17,229)	(7)%
Average monthly total yield [2]	2.40%	2.59%		(7)%
Average utilization [3]	58.2%	64.5%		(10)%
Average monthly rental rate [4]	4.16%	4.02%		3%
Period end rental equipment [1]	$386,828	$387,437	$(609)	(0)%
Period end utilization [3]	58.3%	65.3%		(11)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2023 decreased $0.3 million, or 2%, to $15.9 million. For the three months ended June 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues decreased $1.1 million, or 4%, with depreciation expense and other direct costs comparable to the previous period, resulting in a 10% decrease in gross profit on rental revenues to $10.8 million. As a percentage of rental revenues, depreciation was 43% and 42% in 2023 and 2022, respectively, and other direct costs were 19% and 18%, in 2023 and 2022, respectively, which resulted in a gross margin percentage of 38% and 40% in 2023 and 2022, respectively. The decrease in rental revenues was primarily due to a 7% reduction in average rental equipment on rent, partly offset by 3% higher average monthly rental rates in 2023, as compared to 2022.
•
Gross Profit on Sales – Sales revenues increased $1.1 million, or 17%, to $7.5 million in 2023. Gross profit on sales increased 12%, to $4.1 million, with a gross margin percentage of 54% in 2023, compared to 57% in 2022. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2023, selling and administrative expenses increased $0.5 million, or 8%, to $7.1 million.

Six Months Ended June 30, 2023 Compared to

Six Months Ended June 30, 2022

Overview

Consolidated revenues for the six months ended June 30, 2023, increased 17% to $376.2 million, from $322.4 million in the same period in 2022. Consolidated net income for the six months ended June 30, 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks, decreased 9% to $40.7 million, from $44.9 million for the same period in 2022. The decrease in consolidated net income during the current period was primarily attributed to acquisition and divestiture related transaction costs of $14.3 million incurred during 2023. Earnings per diluted share for the six months ended June 30, 2023, increased by $2.34 to $4.17, which was primarily the result of the $61.5 million gain on sale of discontinued operations, compared to $1.83 for the same period in 2022.

Revenues from discontinued operations for the six months ended June 30, 2023, was $9.4 million, compared to $44.0 million for the same period in 2022. Income from discontinued operations for the six months ended June 30, 2023, was $62.8 million, which included the net gain on sale of discontinued operations of $61.5 million, compared to $3.7 million for the same period in 2022. Earnings per diluted share from discontinued operations for the six months ended June 30, 2023 was $2.56, compared to $0.15 for the same period in 2022. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the consolidated financial statements.

For the six months ended June 30, 2023, on a consolidated basis from continuing operations:

•
Gross profit increased $47.0 million, or 38%, to $172.0 million in 2023. Mobile Modular’s gross profit increased $47.4 million, or 51%, largely due to the Vesta Modular acquisition, which contributed to the higher gross profit on rental, sales, and rental related services revenues. TRS-RenTelco’s gross profit increased $0.7 million, or 2%, primarily due to higher gross profit on sales and other revenues. Enviroplex’s gross profit decreased $1.1 million, or 82%, primarily due to $3.7 million lower sales in 2023.
•
Selling and administrative expenses increased $38.1 million to $104.5 million, primarily due to $19.5 million higher marketing and administrative costs, which included $14.3 million in acquisition and divestiture related transaction costs, and an increase in employees’ salaries and benefit costs of $12.3 million, partly attributable to the increased employee headcount from the Vesta Modular acquisition.
•
Interest expense increased $12.7 million to $17.4 million, which was primarily attributed to $190.7 million higher average debt levels of the Company and a higher effective interest rate in 2023 of 5.77%, compared to 2.74% for the same period in 2022. The $190.7 million increase in average debt during the six-month period was primarily the result of the funding of the Vesta Modular, Brekke Storage and Dixie Storage acquisitions.
•
Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 81% and 23%, respectively, compared to 72% and 30%, respectively, for the comparable 2022 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 4% and negative 2% in 2023 and 2022, respectively.
•
The provision for income taxes resulted in an effective tax rate of 21.5% and 23.3%, for the periods ended June 30, 2023 and 2022, respectively.
•
Adjusted EBITDA increased $30.9 million, or 29%, to $138.7 million in 2023, compared to $107.8 in 2022.

Mobile Modular

For the six months ended June 30, 2023, Mobile Modular’s total revenues increased $88.9 million, or 44%, to $290.9 million compared to the same period in 2022, primarily due to higher rental, sales, and rental related services revenues. The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses resulted in a 6% increase in pre-tax income to $40.7 million for the six months ended June 30, 2023, from $38.6 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Six Months Ended 6/30/23 compared to Six Months Ended 6/30/22 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$170,370	$126,487	$43,883	35%
Rental related services	59,442	39,594	19,848	50%
Rental operations	229,812	166,081	63,731	38%
Sales	56,962	35,191	21,771	62%
Other	4,145	750	3,395	nm
Total revenues	290,919	202,022	88,897	44%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,729	15,582	4,147	27%
Rental related services	41,691	28,296	13,395	47%
Other	50,992	44,235	6,757	15%
Total direct costs of rental operations	112,412	88,113	24,299	28%
Costs of sales	38,281	21,089	17,192	82%
Total costs of revenues	150,693	109,202	41,491	38%
Gross Profit
Rental	99,649	66,670	32,979	49%
Rental related services	17,751	11,298	6,453	57%
Rental operations	117,400	77,968	39,432	51%
Sales	18,681	14,102	4,579	32%
Other	4,145	750	3,395	nm
Total gross profit	140,226	92,820	47,406	51%
Selling and administrative expenses	84,810	50,447	34,363	68%
Income from operations	55,416	42,373	13,043	31%
Interest expense allocation	(14,718)	(3,821)	10,897	nm
Pre-tax income	$40,698	$38,552	$2,146	6%
Other Selected Information
Adjusted EBITDA [5]	$99,269	$66,178	$33,091	50%
Average rental equipment [1]	$1,241,287	$1,013,361	$227,926	22%
Average rental equipment on rent	$985,914	$786,333	$199,581	25%
Average monthly total yield [2]	2.29%	2.08%		10%
Average utilization [3]	79.4%	77.6%		2%
Average monthly rental rate [4]	2.88%	2.68%		7%
Period end rental equipment [1]	$1,337,961	$1,025,645	$312,316	30%
Period end utilization [3]	78.8%	78.6%		0%
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

nm = Not meaningful

Mobile Modular’s gross profit for the six months ended June 30, 2023 increased $47.4 million, or 51%, to $140.2 million. For the six months ended June 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $43.9 million, or 35%, primarily due to 25% higher average rental equipment on rent and 7% higher average rental rates in 2023. The increase in rental revenue and average equipment on rent was due in part to the Vesta Modular acquisition. As a percentage of rental revenues, depreciation was 12% in both 2023 and 2022, and other direct costs were 30% in 2023 and 35% in 2022, which resulted in gross margin percentages of 59% in 2023 and 53% in 2022. The higher rental revenues and rental margins resulted in gross profit on rental revenues increasing $33.0 million, or 49%, to $99.6 million in 2023. Vesta Modular contributed $14.4 million gross profit on rental revenues in 2023.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $19.8 million, or 50%, compared to 2022. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 30% in 2023, compared to 29% in 2022, resulted in rental related services gross profit increasing $6.5 million, or 57%, to $17.8 million in 2023. Vesta Modular contributed $2.6 million gross profit on rental related services revenues in 2023.
•
Gross Profit on Sales – Sales revenues increased $21.8 million, or 62%, compared to 2022, due to higher new equipment sales. The lower gross margin percentage of 33% in 2023 compared to 40% in 2022, primarily due to lower margins on new equipment sales revenues and lower used equipment sales, resulted in gross profit on sales increasing $4.6 million, or 32%, to $18.7 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Vesta Modular contributed $4.6 million gross profit on sales revenues in 2023.

For the six months ended June 30, 2023, selling and administrative expenses increased $34.4 million, or 68%, to $84.8 million, primarily due to increased employee salaries and benefit costs of $10.8 million, due in part to the addition of Vesta Modular employees, $10.5 million higher allocated corporate expenses, which includes $5.4 million in allocated divestiture transaction costs, and a $10.3 million increase in marketing and administrative expenses, which includes $7.6 million in acquisition related transaction costs.

TRS-RenTelco

For the six months ended June 30, 2023, TRS-RenTelco’s total revenues increased $3.1 million, to $74.0 million compared to the same period in 2022, primarily due to higher sales and other revenues. Pre-tax income decreased $4.9 million, or 30%, to $11.3 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to lower gross profit on rental revenues and $3.4 million higher selling and administrative expenses, partly offset by higher other and sales revenues.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Six Months Ended 6/30/23 compared to Six Months Ended 6/30/22 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$57,717	$58,230	$(513)	(1)%
Rental related services	1,547	1,484	63	4%
Rental operations	59,264	59,714	(450)	(1)%
Sales	12,635	10,331	2,304	22%
Other	2,066	787	1,279	nm
Total revenues	73,965	70,832	3,133	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	24,701	24,362	339	1%
Rental related services	1,402	1,244	158	13%
Other	10,703	10,135	568	6%
Total direct costs of rental operations	36,806	35,741	1,065	3%
Costs of sales	5,656	4,265	1,391	33%
Total costs of revenues	42,462	40,006	2,456	6%
Gross Profit
Rental	22,313	23,733	(1,420)	(6)%
Rental related services	145	240	(95)	nm
Rental operations	22,458	23,973	(1,515)	(6)%
Sales	6,979	6,066	913	15%
Other	2,066	787	1,279	nm
Total gross profit	31,503	30,826	677	2%
Selling and administrative expenses	16,577	13,204	3,373	26%
Income from operations	14,926	17,622	(2,696)	(15)%
Interest expense allocation	(3,801)	(1,232)	2,569	nm
Foreign currency exchange loss	208	(168)	376	nm
Pre-tax income	$11,333	$16,222	$(4,889)	(30)%
Other Selected Information
Adjusted EBITDA [5]	$42,173	$42,781	$(608)	(1)%
Average rental equipment [1]	$395,049	$374,364	$20,685	6%
Average rental equipment on rent	$231,703	$241,655	$(9,952)	(4)%
Average monthly total yield [2]	2.42%	2.59%		(7)%
Average utilization [3]	58.7%	64.6%		(9)%
Average monthly rental rate [4]	4.15%	4.02%		3%
Period end rental equipment [1]	$386,828	$387,437	$(609)	(0)%
Period end utilization [3]	58.3%	65.3%		(11)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2023 increased $0.7 million, or 2%, to $31.5 million. For the six months ended June 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues decreased $0.5 million, or 1%, and depreciation expense increased $0.3 million, or 1%, resulting in a 6% decrease in gross profit on rental revenues to $22.3 million. As a percentage of rental revenues, depreciation was 43% and 42% in 2023 and 2022, respectively, and other direct costs were 19% and 17% in 2023 and 2022, respectively, which resulted in a gross margin percentage of 39% and 41% in 2023 and 2022, respectively. The rental revenues decrease was due to 4% lower average rental equipment on rent, partly offset by 3% higher average monthly rental rates in 2023 as compared to 2022. The higher rental rates were reflective of higher rates for both general purpose and telecommunication equipment on rent compared to the prior year.
•
Gross Profit on Sales – Sales revenues increased $2.3 million, or 22%, to $12.6 million in 2023. Gross profit on sales increased $0.9 million, or 15%, to $7.0 million with a gross margin percentage of 55% in 2023, compared to 59% in 2022. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the six months ended June 30, 2023, selling and administrative expenses increased $3.4 million, or 26%, to $16.6 million, primarily due to higher allocated corporate expenses.

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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Income from continuing operations	$27,952	$23,544	$39,470	$41,202	$101,577	$89,756
Provision for income taxes from continuing operations	9,669	6,996	10,782	12,505	29,654	31,885
Interest expense	9,945	2,426	17,409	4,702	24,937	9,828
Depreciation and amortization	27,368	23,357	53,501	46,491	100,650	93,469
EBITDA	74,934	56,323	121,162	104,900	256,818	224,938
Share-based compensation	1,889	1,271	3,264	2,783	7,228	6,296
Transaction costs [3]	145	—	14,292	—	18,345	1,141
Adjusted EBITDA [1]	$76,968	$57,594	$138,718	$107,683	$282,391	$232,375
Adjusted EBITDA margin [2]	38%	38%	38%	39%	39%	40%

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

For the six months ended June 30, 2023, total Adjusted EBITDA from both continuing and discontinued operations was $142.4 million, compared to $123.0 million for the same period in 2022, excluding the gain on divestiture of Adler Tanks. For the six months ended June 30, 2023 and 2022, the total Adjusted EBITDA from continuing operations was $138.7 million and $107.8 million, respectively, and the total Adjusted EBITDA from discontinued operations was $3.7 million and $15.2 million, respectively. The reconciliation of income from discontinued operations to Adjusted EBITDA can be found in Note 5 of the consolidated financial statements.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's condensed consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Adjusted EBITDA [1]	$76,968	$66,291	$142,400	$123,010	$308,256	$263,074
Interest paid	(8,985)	(3,684)	(16,802)	(5,821)	(25,756)	(12,160)
Income taxes paid, net of refunds received	(6,518)	(16,658)	(6,931)	(17,078)	(17,215)	(19,175)
Gain on sale of used rental equipment	(11,161)	(10,729)	(14,250)	(16,093)	(36,136)	(29,664)
Foreign currency exchange (gain) loss	18	181	(208)	168	2	321
Amortization of debt issuance costs	2	5	4	9	11	18
Change in certain assets and liabilities:
Accounts receivable, net	(16,669)	(15,765)	284	(7,830)	(22,410)	(26,420)
Prepaid expenses and other assets	(1,159)	(15,068)	(8,504)	(10,855)	(14,133)	(8,286)
Accounts payable and other liabilities	(2,828)	12,115	(33,832)	(2,302)	(22,935)	(8,362)
Deferred income	6,072	13,612	9,290	18,835	14,156	20,459
Net cash provided by operating activities	$35,740	$30,300	$71,451	$82,043	$183,840	$179,805

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes and Series E Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2023, the actual ratio was 3.82 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2023, the actual ratio was 2.18 to 1.

At June 30, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2023 compared to the same period in 2022 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $71.5 million in 2023, compared to net cash provided of $82.0 million in 2022. The $10.6 million decrease in net cash provided by operating activities was primarily attributable to $33.7 million lower deferred income taxes, partially offset by a $25.3 million increase in accounts payable and accrued liabilities, primarily due to higher income taxes payable.

Cash Flows from Investing Activities: Net cash used in investing activities was $300.2 million in 2023, compared to $69.6 million in 2022. The $230.6 million increase in cash used was primarily due to the $456.3 million paid for the acquisitions of Vesta Modular, Brekke Storage and Dixie Storage in 2023, partly offset by $268.0 million in proceeds from the sale of discontinued operations from the divestiture of Adler Tanks.

Cash Flows from Financing Activities: Net cash provided by financing activities was $230.0 million in 2023, compared to net cash used of $13.2 million in 2022. The $243.2 million change in net cash during 2023 was primarily attributable to increased borrowings under bank lines of credit and note purchase agreements, as the borrowings were primarily attributed to the funding of the Vesta Modular, Brekke Storage and Dixie Storage acquisitions.

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

At March 31, 2023, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $572.7 million was outstanding and had capacity to borrow up to an additional $77.3 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2023, the actual ratio was 3.82 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2023, the actual ratio was 2.18 to 1.

At June 30, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On June 8, 2023, the Company entered into a Second Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series D and Series E Notes previously issued pursuant to the Prior Amended and Restated NPA, among the Company and the other parties to the Note Purchase Agreement. The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA. Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 2.57% Series D Senior Notes, due March 17, 2028, and (ii) $60.0 million aggregate principal amount of its 2.35% Series E Senior Notes, due June 16, 2026, to which the terms of the Note Purchase Agreement shall apply.

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $300 million minus (y) the amount of other notes (such as the Series D Senior Notes and Series E Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement. Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers. The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At June 30, 2023, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At June 30, 2023, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2023, the actual ratio was 3.82 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2023, the actual ratio was 2.18 to 1.

At June 30, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the six months ended June 30, 2023 and 2022. As of June 30, 2023, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2022 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2023. Refer to our 2022 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2022 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2023. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•
changes in the regulations applicable to our business operations; and
•
claims and litigation matters.

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

In the first half of 2023, the Company acquired Vesta Modular, a portfolio company of Kinderhook Industries, that is a leading provider of temporary and permanent modular space solutions, the assets of Brekke Storage, that is a regional provider of portable storage solutions in the Colorado market, and the assets of Dixie Storage, a regional provider of portable storage solutions in the South Carolina market. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

At June 30, 2023, we had $391.0 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $5.7 million per year for each 1% increase in the average interest rate we pay based on the $572.7 million balance of variable rate debt outstanding at June 30, 2023. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Some of our competitors in the modular building leasing industry, notably WillScot Mobile Mini Holdings Corp, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These competitors may be better able to respond to changes in the relocatable modular building market, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of June 30, 2023, 61% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1

Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of June 8, 2023 (filed as Exhibit 10.1 to Registrant's Current Report on 8-K filed on June 13, 2023, and incorporated herein by reference).

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2023	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer