Form 10-Q
period 2023-09-30
MCGRATH RENTCORP
filed 2023-10-26
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023, 24,489,445 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of September 30, 2023, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, for the three-month and nine-month periods ended September 30, 2023 and 2022, cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

October 26, 2023

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Rental	$122,686	$100,871	$350,773	$285,588
Rental related services	40,492	28,198	101,481	69,276
Rental operations	163,178	129,069	452,254	354,864
Sales	77,115	44,414	148,576	95,503
Other	3,213	860	9,424	2,397
Total revenues	243,506	174,343	610,254	452,764
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,069	20,174	66,499	60,118
Rental related services	28,532	20,576	71,625	50,116
Other	28,493	28,203	90,188	82,573
Total direct costs of rental operations	79,094	68,953	228,312	192,807
Costs of sales	52,878	28,548	98,431	58,124
Total costs of revenues	131,972	97,501	326,743	250,931
Gross profit	111,534	76,842	283,511	201,833
Selling and administrative expenses	48,508	36,954	153,032	103,368
Other income	(3,559)	—	(3,559)	—
Income from operations	66,585	39,888	134,038	98,465
Interest expense	(11,025)	(3,355)	(28,434)	(8,057)
Foreign currency exchange (loss) gain	(42)	(236)	166	(404)
Income from continuing operations before provision for income taxes	55,518	36,297	105,770	90,004
Provision for income taxes from continuing operations	15,152	9,182	25,934	21,687
Income from continuing operations	40,366	27,115	79,836	68,317

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	4,635	1,709	9,350
Provision for income taxes from discontinued operations	—	1,183	453	2,170
Gain on sale of discontinued operations, net of tax	—	—	61,513	—
Income from discontinued operations	—	3,452	62,769	7,180

Net income	$40,366	$30,567	$142,605	$75,497

Earnings per share from continuing operations:
Basic	$1.65	$1.11	$3.26	$2.81
Diluted	$1.65	$1.11	$3.26	$2.79
Earnings per share from discontinued operations:
Basic	$—	$0.14	$2.57	$0.29
Diluted	$—	$0.14	$2.56	$0.29
Earnings per share:
Basic	$1.65	$1.25	$5.83	$3.10
Diluted	$1.65	$1.25	$5.81	$3.08
Shares used in per share calculation:
Basic	24,487	24,379	24,461	24,342
Diluted	24,525	24,504	24,527	24,516
Cash dividends declared per share	$0.465	$0.455	$1.395	$1.365

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$40,366	$30,567	$142,605	$75,497
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	11	65	36	129
Comprehensive income	$40,377	$30,632	$142,641	$75,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2023	2022
Assets
Cash	$1,946	$957
Accounts receivable, net of allowance for credit losses of $2,683 in 2023 and $2,300 in 2022	224,269	169,937
Rental equipment, at cost:
Relocatable modular buildings	1,474,359	1,123,268
Electronic test equipment	383,006	398,267
	1,857,365	1,521,535
Less: accumulated depreciation	(565,497)	(531,218)
Rental equipment, net	1,291,868	990,317
Property, plant and equipment, net	146,484	138,713
Prepaid expenses and other assets	80,853	69,837
Intangible assets, net	67,480	35,431
Goodwill	323,771	106,403
Assets of discontinued operations	—	196,249
Total assets	$2,136,671	$1,707,844
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$667,640	$413,742
Accounts payable and accrued liabilities	223,010	151,208
Deferred income	105,534	82,417
Deferred income taxes, net	229,115	203,361
Liabilities of discontinued operations	—	53,171
Total liabilities	1,225,299	903,899
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,489 shares as of September 30, 2023 and 24,388 shares as of December 31, 2022	109,253	110,080
Retained earnings	802,161	693,943
Accumulated other comprehensive loss	(42)	(78)
Total shareholders’ equity	911,372	803,945
Total liabilities and shareholders’ equity	$2,136,671	$1,707,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	71,657	—	71,657
Share-based compensation	—	1,493	—	—	1,493
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,086)	—	—	(6,086)
Dividends accrued of $0.465 per share	—	—	(11,453)	—	(11,453)
Other comprehensive loss	—	—	—	(18)	(18)
Balance at March 31, 2023	24,466	$105,487	$754,147	$(96)	$859,538
Net income	—	—	30,582	—	30,582
Share-based compensation	—	1,889	—	—	1,889
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(14)	—	—	(14)
Dividends accrued of $0.465 per share	—	—	(11,469)	—	(11,469)
Other comprehensive income	—	—	—	43	43
Balance at June 30, 2023	24,485	$107,362	$773,260	$(53)	$880,569
Net income	—	—	40,366	—	40,366
Share-based compensation	—	1,891	—	—	1,891
Common stock issued under stock plans, net of shares withheld for employee taxes	4	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	—	—	—	—
Dividends accrued of $0.465 per share	—	—	(11,465)	—	(11,465)
Other comprehensive income	—	—	—	11	11
Balance at September 30, 2023	24,489	$109,253	$802,161	$(42)	$911,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	18,793	—	18,793
Share-based compensation	—	1,760	—	—	1,760
Common stock issued under stock plans, net of shares withheld for employee taxes	75	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(3,605)	—	—	(3,605)
Dividends accrued of $0.455 per share	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	3	3
Balance at March 31, 2022	24,335	$106,765	$631,174	$(51)	$737,888
Net income	—	—	26,137	—	26,137
Share-based compensation	—	1,652	—	—	1,652
Common stock issued under stock plans, net of shares withheld for employee taxes	43	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(2,523)	—	—	(2,523)
Dividends accrued of $0.455 per share	—	—	(11,181)	—	(11,181)
Other comprehensive income	—	—	—	61	61
Balance at June 30, 2022	24,378	$105,894	$646,130	$10	$752,034
Net income	—	—	30,567	—	30,567
Share-based compensation	—	1,694	—	—	1,694
Common stock issued under stock plans, net of shares withheld for employee taxes	4	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(125)	—	—	(125)
Dividends accrued of $0.455 per share	—	—	(11,167)	—	(11,167)
Other comprehensive income	—	—	—	65	65
Balance at September 30, 2022	24,382	$107,463	$665,530	$75	$773,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$142,605	$75,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,842	83,272
Deferred income taxes	(30,018)	(4,299)
Provision for credit losses	1,794	307
Share-based compensation	5,273	5,106
Gain on sale of property, plant and equipment	(3,559)	—
Gain on sale of discontinued operations	(61,513)	—
Gain on sale of used rental equipment	(22,964)	(26,705)
Foreign currency exchange (gain) loss	(166)	404
Amortization of debt issuance costs	6	13
Change in:
Accounts receivable	(27,733)	(30,767)
Prepaid expenses and other assets	(7,390)	(17,313)
Accounts payable and accrued liabilities	32,818	14,384
Deferred income	7,908	33,399
Net cash provided by operating activities	118,903	133,298
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	268,012	—
Purchases of rental equipment	(171,322)	(130,395)
Purchases of property, plant and equipment	(16,448)	(10,594)
Cash paid for acquisition of businesses	(458,315)	—
Cash paid for acquisition of business assets	(3,474)	—
Proceeds from sales of used rental equipment	49,405	54,193
Proceeds from sales of property, plant and equipment	595	—
Net cash used in investing activities	(331,547)	(86,796)
Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	178,892	(7,000)
Borrowings under note purchase agreement	75,000	—
Taxes paid related to net share settlement of stock awards	(6,100)	(6,253)
Payment of dividends	(34,168)	(33,175)
Net cash provided by (used in) financing activities	213,624	(46,428)
Effect of foreign currency exchange rate changes on cash	9	(4)
Net increase in cash	989	70
Cash balance, beginning of period	957	1,491
Cash balance, end of period	$1,946	$1,561
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$27,818	$8,982
Net income taxes paid, during the period	$9,547	$24,885
Dividends accrued during the period, not yet paid	$12,014	$11,167
Rental equipment acquisitions, not yet paid	$5,765	$9,555
Proceeds to be received on the sale of property, plant and equipment	$6,370	$—
Business acquisition payments withheld	$293	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and nine months ended September 30, 2023, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 22, 2023 for the year ended December 31, 2022 (the “2022 Annual Report”).

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

Effective January 1, 2023, the Company adopted the ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Additionally, the ASU requires revenue contracts, including contract assets and liabilities, to be evaluated on the acquisition date and reported as if the contracts had originated with the acquirer, resulting in a measurement consistent with the recognition on the acquiree's financial statements. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 4. ACQUISITIONS

On February 1, 2023, the Company completed the acquisition of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a portfolio company of Kinderhook Industries, for $437.2 million cash consideration on the closing date, which included certain adjustments, including net working capital and certain qualified capital expenditures. In connection with the acquisition, the Company purchased a representation and warranty insurance policy to provide certain recourse in the event of breaches of representations and warranties of Vesta Modular and the seller of Vesta Modular under the stock purchase agreement. Vesta Modular is a leading provider of temporary and permanent modular space solutions serving customers between its modular leasing and modular construction divisions. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. During the quarter ended September 30, 2023, the purchase price allocation was revised resulting in a $12.8 million reduction in rental assets, $10.1 million reduction in deferred income taxes, a $0.4 million reduction in accounts payable and accrued liabilities, and a $3.9 million increase in the customer relationships intangible asset. The net impact of these revisions resulted in a $1.6 million reduction in Goodwill for Vesta Modular. The financial results of Vesta Modular were a part of the Mobile Modular segment since February 1, 2023, including $9.5 million of transaction costs.

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

On July 1, 2023, the Company completed the purchase of assets of Inland Leasing and Storage, LLC ("Inland Leasing"), for a purchase price of $3.8 million. Inland Leasing is a regional provider of portable storage solutions in the Colorado market and is highly complementary to the Company's portable storage business segment. The acquisition grew the Mobile Modular Portable Storage fleet by approximately 600 units, which will further support the Colorado market. The acquisition was accounted for as a purchase of "assets" in accordance with criteria in ASC 805 and the assessment of the fair value of the purchased assets was allocated primarily to rental equipment totaling $3.0 million and intangible assets totaling $0.7 million. Supplemental pro forma information has not been provided as the historical financial results of Inland Leasing were not significant. Incremental transaction costs associated with the asset purchase were not significant.

The following tables summarize the preliminary purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Vesta Modular, Brekke Storage and Dixie Storage business acquisitions, with excess amounts allocated to goodwill. The estimated fair values of the assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed. The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

Vesta Modular:

(dollar amounts in thousands)
Rental equipment	$213,929
Intangible assets:
Goodwill	211,730
Customer relationships	29,900
Non-compete	7,100
Trade name	800
Cash	11
Accounts receivable	22,401
Property, plant and equipment	1,437
Prepaid expenses and other assets	3,550
Accounts payable and accrued liabilities	(27,153)
Deferred income	(14,273)
Deferred income taxes	(12,222)
Total purchase price	$437,210

Brekke Storage:

(dollar amounts in thousands)
Rental equipment	$10,798
Intangible assets:
Goodwill	4,083
Customer relationships	949
Non-compete	59
Property, plant and equipment	875
Deferred income	(382)
Total purchase price	$16,382

Dixie Storage:

(dollar amounts in thousands)
Rental equipment	$2,758
Intangible assets:
Goodwill	1,555
Customer relationships	259
Non-compete	22
Property, plant and equipment	318
Deferred income	(161)
Total purchase price	$4,751

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $217.4 million reflects the strategic fit of Vesta Modular, Brekke Storage and Dixie Storage with the Company’s modular and portable storage business operations. The Company amortizes the acquired customer relationships over their expected useful lives of 11 years for Vesta Modular, 8 years for Brekke Storage and 9 years for Dixie Storage. The expected useful life for the non-compete agreements is 5 years. The trade name intangible acquired from the Vesta Modular acquisition will be amortized over it's useful life of nine months. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following unaudited pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the nine months ended September 30, 2023 and 2022, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Nine months ended September 30,
(dollar amounts in thousands, except for per share amounts)	2023	2022
Pro-forma total revenues	$617,897	$550,813
Pro-forma net income	$79,540	$63,204
Pro-forma basic earnings per share	$3.25	$2.60
Pro-forma diluted earnings per share	$3.25	$2.58

Vesta Modular
Actual total revenues	$82,186
Actual net income	$17,627
Actual basic earnings per share	$0.72
Actual diluted earnings per share	$0.72

NOTE 5. DISCONTINUED OPERATIONS

On February 1, 2023, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $268.0 million. The total transaction costs incurred from the divestiture was $8.9 million, with $6.7 million incurred during the nine months ended September 30, 2023, and $2.2 million incurred during the year ended December 31, 2022. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. These ancillary agreements do not provide for continued involvement by the Company in Adler Tanks. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for the presentation of discontinued operations and held-for-sale, respectively, were met during the first quarter of 2023.

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the condensed consolidated statements of income for the nine months ended September 30, 2023 and 2022:

(dollar amounts in thousands)	Nine Months Ended September 30,
	2023	2022
Revenues
Rental	$6,520	$47,638
Rental related services	2,584	19,221
Rental operations	9,104	66,859
Sales	269	2,235
Other	65	1,082
Total revenues	9,438	70,176
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325	11,996
Rental related services	2,020	14,851
Other	1,270	9,783
Total direct costs of rental operations	4,614	36,630
Costs of sales	159	1,613
Total costs of revenues	4,773	38,243
Gross Profit
Rental	3,926	25,859
Rental related services	564	4,370
Rental operations	4,490	30,229
Sales	110	622
Other	65	1,082
Total gross profit	4,665	31,933
Selling and administrative expenses	2,582	20,642
Income from operations	2,083	11,291
Interest expense allocation	(374)	(1,941)
Income from discontinued operations before provision for income taxes	1,709	9,350
Provision for income taxes from discontinued operations	453	2,170
Income from discontinued operations	$1,256	$7,180

Other Selected Information
Adjusted EBITDA	$3,682	$25,443

The following table presents the carrying value of the divested business' assets and liabilities as presented within assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2022:

December 31,
(in thousands)	2022
Assets
Accounts receivable, net of allowance for credit losses of $450	$20,086
Rental equipment, net	137,738
Property, plant and equipment, net	6,632
Prepaid expenses and other assets	191
Intangible assets, net	5,700
Goodwill	25,902
Total assets of discontinued operations	$196,249
Liabilities
Accounts payable and accrued liabilities	$9,621
Deferred income taxes, net	43,550
Total liabilities of discontinued operations	$53,171

For the nine months ended September 30, 2023 and 2022, significant operating and investing items related to Adler Tanks were as follows:

	September 30,	September 30,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$1,457	$13,290
Gain on sale of used rental equipment	(111)	(478)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269	1,675
Purchases of rental equipment	(25)	(2,878)
Purchases of property, plant and equipment	(40)	(88)

The following table presents the reconciliation of income from discontinued operations to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

	September 30,	September 30,
(in thousands)	2023	2022
Income from discontinued operations	$1,256	$7,180
Provision for income taxes from discontinued operations	453	2,170
Interest expense	374	1,941
Depreciation and amortization	1,457	13,290
EBITDA	3,540	24,581
Share-based compensation	118	862
Transaction costs	24	—
Adjusted EBITDA from discontinued operations	$3,682	$25,443

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

Revenue from contracts that satisfies the criteria for over time recognition is recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's consolidated balance sheet. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s consolidated balance sheet totaled $34.2 million and $27.4 million at September 30, 2023 and December 31, 2022, respectively. Sales revenues totaling $8.0 million and $19.0 million were recognized during the three and nine months ended September 30, 2023, respectively, which were included in the contract liability balance at December 31, 2022. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s consolidated balance sheet and totaled $1.2 million and $0.6 million at September 30, 2023 and December 31, 2022, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the nine months ended September 30, 2023, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $4.1 million. Of the total investment in sales-type leases, non-current future minimum lease payments are expected to be $0.9 million in 2024, $0.7 million in 2025, and $0.2 million in 2026. The Company’s assessment of current expected losses on these receivables was not material and therefore no credit loss expense was provided as of the nine months ended September 30, 2023. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and nine months ended September 30, 2023, the Company’s lease revenues were $147.2 million and $424.6 million, respectively, consisting of $146.7 million and $422.5 million of operating lease revenues, respectively, and $0.5 million and $2.1 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and nine months ended September 30, 2023 include $0.4 million and $1.8 million of sales revenues, respectively, and $0.1 million and $0.3 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of ASC 842) and non-lease revenues (within the scope of ASC 606) and the underlying service provided for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Mobile Modular	TRS- RenTelco	Enviroplex	Adler Tanks (Discontinued)	Consolidated

Three Months Ended September 30,
2023
Leasing	$113,955	$29,711	$—	$—	$143,666
Non-lease:
Rental related services	18,251	664	—	—	18,915
Sales	58,867	8,341	9,515	—	76,723
Other	3,809	393	—	—	4,202
Total non-lease	80,927	9,398	9,515	—	99,840
Total revenues	$194,882	$39,109	$9,515	$—	$243,506

2022
Leasing	$86,428	$32,265	$—	$17,825	$136,518
Non-lease:
Rental related services	10,427	684	—	7,069	18,180
Sales	28,922	5,291	9,978	976	45,167
Other	61	287	—	323	671
Total non-lease	39,410	6,262	9,978	8,368	64,018
Total revenues	$125,838	$38,527	$9,978	$26,193	$200,536

Nine Months Ended September 30,
2023
Leasing	$324,033	$90,388	$—	$6,612	$421,033
Non-lease:
Rental related services	41,133	1,952	—	2,557	45,642
Sales	115,828	19,545	11,379	269	147,021
Other	4,807	1,189	—	—	5,996
Total non-lease	161,768	22,686	11,379	2,826	198,659
Total revenues	$485,801	$113,074	$11,379	$9,438	$619,692

2022
Leasing	$240,693	$92,585	$—	$48,548	$381,826
Non-lease:
Rental related services	22,960	1,919	—	18,890	43,769
Sales	64,113	14,031	15,545	2,234	95,923
Other	94	824	—	504	1,422
Total non-lease	87,167	16,774	15,545	21,628	141,114
Total revenues	$327,860	$109,359	$15,545	$70,176	$522,940

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

Other Income

Other income consists of the net gain on sales of property, plant and equipment. These sales are generally recognized at a point in time, with contractually defined performance obligations that are typically transferred upon the closing date of the sale. These types of sales are infrequent in occurrence and reported on the condensed consolidated statements of income within the scope of ASC 610, Other Income. Proceeds to be received on the sale of property, plant and equipment are included in Accounts receivable on the Company's condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Weighted-average number of shares of common stock for calculating basic earnings per share	24,487	24,379	24,461	24,342
Effect of potentially dilutive securities from equity-based compensation	38	125	66	174
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,525	24,504	24,527	24,516

There were 1,800 anti-dilutive securities excluded from the computation of diluted earnings per share for the nine months ended September 30, 2023, and 7,315 anti-dilutive securities excluded from the computation of diluted earnings per share for the same period in 2022.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows:

(dollar amounts in thousands)	Mobile Modular	Adler Tanks (Discontinued)	Total
Balance at December 31, 2021	$106,491	$25,902	$132,393
Changes to Design Space purchase accounting	(88)	—	(88)
Balance at December 31, 2022	106,403	25,902	132,305
Goodwill acquired through business combination	218,951	—	218,951
Changes to Vesta Modular purchase accounting	(1,583)	—	(1,583)
Derecognition of goodwill divested	—	(25,902)	(25,902)
Balance at September 30, 2023	$323,771	$—	$323,771

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
September 30, 2023
Customer relationships	8 to 11	8.0	$73,217	$(14,765)	$58,452
Non-compete agreements	5	4.0	10,556	(2,613)	7,943
Trade name	0.75 to 8	5.0	2,000	(1,086)	914
Total amortizing			85,773	(18,464)	67,309
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(18,464)	$67,480

December 31, 2022
Customer relationships	8 to 11	6.3	$50,284	$(18,098)	$32,186
Non-compete agreements	5	3.2	3,296	(1,159)	2,137
Customer backlog	—	—	1,900	(1,900)	—
Trade name	8	6.3	1,200	(263)	937
Total amortizing			56,680	(21,420)	35,260
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,551	$(21,420)	$41,131

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2022, with no indicators of impairment. In addition, no impairment triggering events occurred during the nine months ended September 30, 2023. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the nine months ended September 30, 2023 and 2022, was $7.8 million and $4.4 million, respectively. Based on the carrying values at September 30, 2023 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $2.9 million for the remainder of fiscal year 2023, $10.3 million in 2024, $10.2 million in 2025, $9.8 million in 2026, $9.6 million in 2027 and $8.2 million in 2028.

NOTE 9. SEGMENT REPORTING

The Company historically operated four reportable segments and divested its Adler Tanks business segment on February 1, 2023, see Note 5 to the consolidated financial statements for more information on the divestiture of Adler Tanks. The three reportable segments from continuing operations are (1) its modular building and portable storage container rental segment (“Mobile Modular”); (2) its electronic test equipment segment (“TRS-RenTelco”); and (3) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2022 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations, income before provision for income taxes and adjusted EBITDA. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular and TRS-RenTelco based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2023 and 2022 for the Company’s reportable segments and discontinued operations are shown in the following table:

(dollar amounts in thousands)	Mobile Modular	TRS- RenTelco	Enviroplex [1]	Adler Tanks (Discontinued)[3]	Consolidated
Nine Months Ended September 30,
2023
Rental revenues	$264,398	$86,375	$ —	$6,520	$357,293
Rental related services revenues	99,158	2,323	—	2,584	104,065
Sales and other revenues	122,245	24,376	11,379	334	158,334
Total revenues	485,801	113,074	11,379	9,438	619,692
Depreciation of rental equipment	29,766	36,733	—	1,325	67,824
Gross profit	233,970	47,184	2,357	4,665	288,176
Selling and administrative expenses	124,642	23,576	4,814	2,582	155,614
Other income	(2,740)	(819)	—	—	(3,559)
Income (loss) from operations	112,068	24,427	(2,457)	2,083	136,121
Interest (expense) income allocation	(24,129)	(6,008)	1,703	(374)	(28,808)
Income (loss) before provision for income taxes	87,939	18,585	(754)	1,709	107,479
Adjusted EBITDA	172,222	64,031	(2,207)	3,682	237,728
Rental equipment acquisitions	142,067	21,801	—	—	163,868
Accounts receivable, net (period end)	186,354	29,086	8,829	—	224,269
Rental equipment, at cost (period end)	1,474,359	383,006	—	—	1,857,365
Rental equipment, net book value (period end)	1,141,194	150,674	—	—	1,291,868
Utilization (period end) [2]	79.7%	60.3%
Average utilization [2]	79.5%	59.0%
2022
Rental revenues	$195,598	$89,990	$ —	$47,638	$333,226
Rental related services revenues	66,947	2,329	—	19,221	88,497
Sales and other revenues	65,315	17,040	15,545	3,317	101,217
Total revenues	327,860	109,359	15,545	70,176	522,940
Depreciation of rental equipment	23,329	36,789	—	11,996	72,114
Gross profit	149,405	48,824	3,604	31,933	233,766
Selling and administrative expenses	79,245	19,930	4,193	20,642	124,010
Other income	—	—	—	—	—
Income (loss) from operations	70,160	28,894	(589)	11,291	109,756
Interest (expense) income allocation	(6,616)	(2,160)	719	(1,941)	(9,998)
Income before provision for income taxes	63,544	26,330	130	9,350	99,354
Adjusted EBITDA	106,156	66,675	(377)	25,443	197,897
Rental equipment acquisitions	73,895	57,169	—	3,067	134,131
Accounts receivable, net (period end)	139,730	24,353	7,691	18,185	189,959
Rental equipment, at cost (period end)	1,085,060	396,068	—	309,607	1,790,735
Rental equipment, net book value (period end)	780,939	177,221	—	141,662	1,099,822
Utilization (period end) [2]	81.2%	65.2%
Average utilization [2]	78.5%	64.8%

1.
Gross Enviroplex sales revenues were $11,597 and $16,401 for the nine months ended September 30, 2023 and 2022, respectively. There were $218 inter-segment sales to Mobile Modular in the nine months ended September 30, 2023 and $856 inter-segment sales during the same period in 2022, which required elimination in consolidation.

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

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2023 and 2022. Revenues from foreign country customers accounted for 3% and 4% of the Company’s total revenues for the same periods, respectively.

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

The Mobile Modular business segment includes the results of operations of the Mobile Modular Portable Storage division, which represented approximately 12% of the Company’s total revenues from continuing operations in the nine months ended September 30, 2023. Mobile Modular Portable Storage offers portable storage units and high security portable office units for rent, lease and purchase. Vesta Modular was acquired on February 1, 2023, Brekke Storage was acquired on March 1, 2023, Dixie Storage was acquired on April 1, 2023, and Inland Storage was acquired on July 1, 2023, with their results included in the Mobile Modular segment since those dates. See Note 4 to the consolidated financial statements for the nine months ended September 30, 2023, for more details about the business acquisitions.

In the nine months ended September 30, 2023, Mobile Modular, TRS-RenTelco and Enviroplex contributed 83%, 18% and negative 1% of the Company’s income from continuing operations before provision for taxes (the equivalent of “pretax income”), respectively, compared to 70%, 29% and 1% for the same period in 2022.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 74% and 78% of consolidated revenues from continuing operations in the nine months ended September 30, 2023 and 2022, respectively. Of the total continuing rental operations revenues for the nine months ended September 30, 2023, Mobile Modular and TRS-RenTelco comprised 80% and 20%, respectively, compared to 74% and 26%, respectively, in the same period of 2022. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular and TRS-RenTelco business segments sell modular units and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2023 and 2022, sales and other revenues of modular and electronic test equipment comprised approximately 26% and 22% of the Company’s consolidated revenues from continuing operations, respectively. Of the total sales and other revenues from continuing operations for the nine months ended September 30, 2023 and 2022, Mobile Modular and Enviroplex together comprised 84% and 83%, respectively, and TRS-RenTelco comprised 16% and 17%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Note Purchase Agreement

On September 27, 2023, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 6.25% Series F Notes (the “Series F Senior Notes”) pursuant to the terms of the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated June 8, 2023 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill income tax obligations incurred from the divestiture of Adler Tanks. At September 30, 2023, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

Dividends

On September 15, 2023, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.465 per common share for the quarter ended September 30, 2023, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2023 Compared to

Three Months Ended September 30, 2022

Overview

Consolidated revenues for the three months ended September 30, 2023, increased 21% to $243.5 million, from $200.5 million in the same period in 2022. Consolidated net income for the three months ended September 30, 2023, increased 32% to $40.4 million, from $30.6 million for the same period in 2022. The increase in consolidated net income during the current period was primarily attributed to higher gross profit from Mobile Modular, partly offset by higher selling, general and administrative expenses. Earnings per diluted share for the three months ended September 30, 2023, increased by $0.40 to $1.65, compared to $1.25 for the same period in 2022. During the three months ended September 30, 2023, the Company sold two properties, which resulted in a net gain on sale of $3.6 million. The gain on sale, which was reflected in Other income, contributed $0.11 in earnings per diluted share.

There were no revenues from discontinued operations for the three months ended September 30, 2023, compared to $26.2 million for the same period in 2022. There was no income or earnings per diluted share from discontinued operations for the three months ended September 30, 2023. Income from discontinued operations for the same period in 2022 was $3.5 million and earnings per diluted share from discontinued operations for the three months ended September 30, 2022 was $0.14. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the condensed consolidated financial statements.

For the three months ended September 30, 2023, on a consolidated basis from continuing operations:

•
Gross profit increased $34.7 million, or 45%, to $111.5 million in 2023. Mobile Modular’s gross profit increased $37.2 million, or 66%, largely due to the Vesta Modular acquisition, which contributed to the higher gross profit on rental, sales, and rental related services revenues. TRS-RenTelco’s gross profit decreased $2.3 million, or 13%, primarily due to lower gross profit on rental revenues. Enviroplex’s gross profit decreased $0.2 million, primarily due to lower sales revenue in 2023.
•
Selling and administrative expenses increased $11.6 million to $48.5 million, primarily due to an increase in employees' salaries and benefit costs of $6.6 million, due in part to the increased employee headcount from the Vesta Modular acquisition, and an increase of $1.3 million in marketing and administrative costs.
•
Interest expense increased $7.7 million to $11.0 million, which was primarily attributed to $242.4 million higher average debt levels of the Company and a higher effective interest rate in 2023 of 6.52%, compared to 3.85% for the same period in 2022. The increase in average debt during the three-month period was primarily the result of the funding of the Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing acquisitions.
•
Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 85% and 13%, respectively, compared to 69% and 28%, respectively, for the comparable 2022 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 2% and 3% in 2023 and 2022, respectively.
•
The provision for income taxes resulted in an effective tax rate of 27.3% and 25.3%, for the quarters ended September 30, 2023 and 2022, respectively.
•
Adjusted EBITDA increased $30.6 million, or 47%, to $95.3 million in 2023.

Mobile Modular

For the three months ended September 30, 2023, Mobile Modular’s total revenues increased $69.0 million, or 55%, to $194.9 million compared to the same period in 2022, largely due to contributions from the Vesta Modular acquisition, which contributed to the higher rental, rental related services, and sales revenues. The revenue increase, together with higher gross profit on rental, rental related services and sales revenues, partly offset by higher selling and administrative expenses, resulted in a $22.2 million increase in pre-tax income to $47.2 million for the three months ended September 30, 2023, from $25.0 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/23 compared to Three Months Ended 9/30/22 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$94,028	$69,111	$24,917	36%
Rental related services	39,716	27,353	12,363	45%
Rental operations	133,744	96,464	37,280	39%
Sales	58,867	28,922	29,945	104%
Other	2,271	452	1,819	nm
Total revenues	194,882	125,838	69,044	55%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,037	7,747	2,290	30%
Rental related services	27,927	19,973	7,954	40%
Other	23,353	22,837	516	2%
Total direct costs of rental operations	61,317	50,557	10,760	21%
Costs of sales	39,821	18,696	21,125	113%
Total costs of revenues	101,138	69,253	31,885	46%
Gross Profit
Rental	60,638	38,527	22,111	57%
Rental related services	11,789	7,380	4,409	60%
Rental operations	72,427	45,907	26,520	58%
Sales	19,046	10,226	8,820	86%
Other	2,271	452	1,819	nm
Total gross profit	93,744	56,585	37,159	66%
Selling and administrative expenses	39,832	28,798	11,034	38%
Other income	(2,740)	—	(2,740)	nm
Income from operations	56,652	27,787	28,865	104%
Interest expense allocation	(9,411)	(2,795)	6,616	nm
Pre-tax income	$47,241	$24,992	$22,249	89%
Other Selected Information
Adjusted EBITDA	$72,953	$39,901	$33,052	83%
Average rental equipment [1]	$1,350,562	$1,030,792	$319,770	31%
Average rental equipment on rent	$1,072,246	$825,129	$247,117	30%
Average monthly total yield [2]	2.32%	2.23%		4%
Average utilization [3]	79.4%	80.1%		(1)%
Average monthly rental rate [4]	2.92%	2.79%		5%
Period end rental equipment [1]	$1,361,508	$1,036,770	$324,738	31%
Period end utilization [3]	79.7%	81.2%		(2)%

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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended September 30, 2023 increased $37.2 million, or 66%, to $93.7 million. For the three months ended September 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $24.9 million, or 36%, due to 30% higher average rental equipment on rent and 5% higher average monthly rental rates in 2023. As a percentage of rental revenues, depreciation was 11% in both 2023 and 2022, and other direct costs were 25% in 2023 and 33% in 2022, which resulted in gross margin percentages of 64% in 2023, compared to 56% in 2022. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $22.1 million, or 57%, to $60.6 million in 2023. Vesta Modular contributed $14.8 million and $10.2 million in rental revenues and gross profit on rental revenues in 2023, respectively.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $12.4 million, or 45%, compared to 2022. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues and increased delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 30% in 2023, compared to 27% in 2022, resulted in rental related services gross profit increasing $4.4 million, or 60%, to $11.8 million in 2023. Vesta Modular contributed $4.0 million and $1.8 million in rental related services revenues and gross profit on rental related services revenues in 2023, respectively.
•
Gross Profit on Sales – Sales revenues increased $29.9 million, compared to 2022, due to higher new equipment sales. The lower gross margin percentage of 32% in 2023 compared to 35% in 2022, and higher sales revenue resulted in gross profit on sales increasing $8.8 million, or 86%, to $19.0 million. The lower gross margin on sales in 2023 was primarily due to a higher mix of new versus used sales. Vesta Modular contributed $16.2 million and $5.1 million in sales revenues and gross profit on sales in 2023, respectively. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2023, selling and administrative expenses increased $11.0 million, or 38%, to $39.8 million, primarily due to $5.8 million higher employee salaries and benefit costs, largely due to the addition of Vesta Modular employees, $2.7 million higher allocated corporate expenses, and $1.0 million increased marketing and administrative expenses.

TRS-RenTelco

For the three months ended September 30, 2023, TRS-RenTelco’s total revenues increased $0.6 million to $39.1 million, compared to the same period in 2022, primarily due to higher sales and other revenues. Lower gross profit on rental revenues and higher selling and administrative expenses, resulted in a 28% decrease in pre-tax income to $7.3 million for the three months ended September 30, 2023, from $10.1 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/23 compared to Three Months Ended 9/30/22 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$28,658	$31,760	$(3,102)	(10)%
Rental related services	776	845	(69)	(8)%
Rental operations	29,434	32,605	(3,171)	(10)%
Sales	8,733	5,514	3,219	58%
Other	942	408	534	131%
Total revenues	39,109	38,527	582	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	12,032	12,427	(395)	(3)%
Rental related services	605	603	2	nm
Other	5,140	5,366	(226)	(4)%
Total direct costs of rental operations	17,777	18,396	(619)	(3)%
Costs of sales	5,651	2,133	3,518	165%
Total costs of revenues	23,428	20,529	2,899	14%
Gross Profit
Rental	11,486	13,967	(2,481)	(18)%
Rental related services	171	242	(71)	(29)%
Rental operations	11,657	14,209	(2,552)	(18)%
Sales	3,082	3,381	(299)	(9)%
Other	942	408	534	131%
Total gross profit	15,681	17,998	(2,317)	(13)%
Selling and administrative expenses	6,999	6,726	273	4%
Other income	(819)	—	(819)	nm
Income from operations	9,501	11,272	(1,771)	(16)%
Interest expense allocation	(2,207)	(928)	1,279	nm
Foreign currency exchange loss	(42)	(236)	(194)	nm
Pre-tax income	$7,252	$10,108	$(2,856)	(28)%
Other Selected Information
Adjusted EBITDA	$21,858	$23,894	$(2,036)	(9)%
Average rental equipment [1]	$385,353	$389,675	$(4,322)	(1)%
Average rental equipment on rent	$229,062	$254,471	$(25,409)	(10)%
Average monthly total yield [2]	2.46%	2.71%		(9)%
Average utilization [3]	59.4%	65.3%		(9)%
Average monthly rental rate [4]	4.17%	4.16%		0%
Period end rental equipment [1]	$383,952	$392,916	$(8,964)	(2)%
Period end utilization [3]	60.3%	65.2%		(8)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2023 decreased $2.3 million, or 13%, to $15.7 million. For the three months ended September 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.1 million, or 10%, depreciation expense decreased $0.4 million, or 3%, and other direct costs decreased by $0.2 million, or 4%, resulting in a 18% decrease in gross profit on rental revenues to $11.5 million. As a percentage of rental revenues, depreciation was 42% and 39% in 2023 and 2022, respectively, and other direct costs were 18% and 17%, in 2023 and 2022, respectively, which resulted in a gross margin percentage of 40% and 44% in 2023 and 2022, respectively. The decrease in rental revenues was primarily due to a 10% reduction in average rental equipment on rent and comparable average monthly rental rates in 2023, as compared to 2022.
•
Gross Profit on Sales – Sales revenues increased $3.2 million, or 58%, to $8.7 million in 2023. Gross profit on sales decreased 9%, to $3.1 million, with a gross margin percentage of 35% in 2023, compared to 61% in 2022. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2023, selling and administrative expenses increased $0.3 million, or 4%, to $7.0 million.

Nine Months Ended September 30, 2023 Compared to

Nine Months Ended September 30, 2022

Overview

Consolidated revenues for the nine months ended September 30, 2023, increased 19% to $619.7 million, from $522.9 million in the same period in 2022. Consolidated net income for the nine months ended September 30, 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks, increased 7% to $81.1 million, from $75.5 million for the same period in 2022. The increase in consolidated net income during the current period was primarily attributed to higher gross profit from the Mobile Modular division, partly offset by higher selling, general and administrative expenses. Earnings per diluted share for the nine months ended September 30, 2023, increased by $2.73 to $5.81, which was primarily the result of the $61.5 million gain on sale of discontinued operations, compared to $3.08 for the same period in 2022. During the nine months ended September 30, 2023, the Company sold two properties, which resulted in a net gain on sale of $3.6 million. The gain on sale, which was reflected in Other income, contributed $0.11 in earnings per diluted share.

Revenues from discontinued operations for the nine months ended September 30, 2023, was $9.4 million, compared to $70.2 million for the same period in 2022. Income from discontinued operations for the nine months ended September 30, 2023, was $62.8 million, which included the net gain on sale of discontinued operations of $61.5 million, compared to $7.2 million for the same period in 2022. Earnings per diluted share from discontinued operations for the nine months ended September 30, 2023 was $2.56, compared to $0.29 for the same period in 2022. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the condensed consolidated financial statements.

For the nine months ended September 30, 2023, on a consolidated basis from continuing operations:

•
Gross profit increased $81.7 million, or 40%, to $283.5 million in 2023. Mobile Modular’s gross profit increased $84.6 million, or 57%, largely due to the Vesta Modular acquisition, which contributed to the higher gross profit on rental, sales, and rental related services revenues. TRS-RenTelco’s gross profit decreased $1.6 million, or 3%, primarily due to lower gross profit on rental revenues. Enviroplex’s gross profit decreased $1.2 million, or 35%, primarily due to $4.2 million lower sales in 2023.
•
Selling and administrative expenses increased $49.7 million to $153.0 million, primarily due to $20.9 million higher marketing and administrative costs, which included $14.3 million in acquisition and divestiture related transaction costs, and an increase in employees’ salaries and benefit costs of $18.9 million, partly attributable to the increased employee headcount from the Vesta Modular acquisition.
•
Interest expense increased $20.4 million to $28.4 million, which was primarily attributed to $208.1 million higher average debt levels of the Company and a higher effective interest rate in 2023 of 5.96%, compared to 3.11% for the same period in 2022. The $208.1 million increase in average debt during the nine month period was primarily the result of the funding of the Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing acquisitions.
•
Pre-tax income contribution by Mobile Modular and TRS-RenTelco was 83% and 18%, respectively, compared to 70% and 29%, respectively, for the comparable 2022 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 1% and 1% in 2023 and 2022, respectively.
•
The provision for income taxes resulted in an effective tax rate of 24.5% and 24.1%, for the periods ended September 30, 2023 and 2022, respectively.
•
Adjusted EBITDA increased $61.6 million, or 36%, to $234.0 million in 2023, compared to $172.5 million in 2022.

Mobile Modular

For the nine months ended September 30, 2023, Mobile Modular’s total revenues increased $157.9 million, or 48%, to $485.8 million, compared to the same period in 2022, primarily due to higher rental, sales, and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by higher selling and administrative expenses resulted in a 38% increase in pre-tax income to $87.9 million for the nine months ended September 30, 2023, from $63.5 million for the same period in 2022.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/23 compared to Nine Months Ended 9/30/22 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$264,398	$195,598	$68,800	35%
Rental related services	99,158	66,947	32,211	48%
Rental operations	363,556	262,545	101,011	38%
Sales	115,829	64,113	51,716	81%
Other	6,416	1,202	5,214	nm
Total revenues	485,801	327,860	157,941	48%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	29,766	23,329	6,437	28%
Rental related services	69,618	48,269	21,349	44%
Other	74,345	67,072	7,273	11%
Total direct costs of rental operations	173,729	138,670	35,059	25%
Costs of sales	78,102	39,785	38,317	96%
Total costs of revenues	251,831	178,455	73,376	41%
Gross Profit
Rental	160,287	105,197	55,090	52%
Rental related services	29,540	18,678	10,862	58%
Rental operations	189,827	123,875	65,952	53%
Sales	37,727	24,328	13,399	55%
Other	6,416	1,202	5,214	nm
Total gross profit	233,970	149,405	84,565	57%
Selling and administrative expenses	124,642	79,245	45,397	57%
Other income	(2,740)	—	(2,740)	nm
Income from operations	112,068	70,160	41,908	60%
Interest expense allocation	(24,129)	(6,616)	17,513	nm
Pre-tax income	$87,939	$63,544	$24,395	38%
Other Selected Information
Adjusted EBITDA	$172,222	$106,156	$66,066	62%
Average rental equipment [1]	$1,275,330	$1,019,105	$256,225	25%
Average rental equipment on rent	$1,013,601	$799,911	$213,690	27%
Average monthly total yield [2]	2.30%	2.13%		8%
Average utilization [3]	79.5%	78.5%		1%
Average monthly rental rate [4]	2.90%	2.72%		7%
Period end rental equipment [1]	$1,361,508	$1,036,770	$324,738	31%
Period end utilization [3]	79.7%	81.2%		(2)%
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

nm = Not meaningful

Mobile Modular’s gross profit for the nine months ended September 30, 2023 increased $84.6 million, or 57%, to $234.0 million. For the nine months ended September 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $68.8 million, or 35%, primarily due to 27% higher average rental equipment on rent and 7% higher average rental rates in 2023. The increase in rental revenue and average equipment on rent was due in part to the Vesta Modular acquisition. As a percentage of rental revenues, depreciation was 11% and 12% in 2023 and 2022, respectively, and other direct costs were 28% in 2023 and 34% in 2022, which resulted in gross margin percentages of 61% in 2023 and 54% in 2022. The higher rental revenues and rental margins resulted in gross profit on rental revenues increasing $55.1 million, or 52%, to $160.3 million in 2023. Vesta Modular contributed $37.4 million and $24.7 million in rental revenues and gross profit on rental revenues in 2023, respectively.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $32.2 million, or 48%, compared to 2022. The increase in rental related services revenues was primarily attributable to higher amortization of modular building delivery and return delivery and dismantle revenues, higher site related revenues and revenues derived from other services performed during the lease and increased delivery and return delivery revenues at Portable Storage. The higher revenues and higher gross margin percentage of 30% in 2023, compared to 28% in 2022, resulted in rental related services gross profit increasing $10.9 million, or 58%, to $29.5 million in 2023. Vesta Modular contributed $11.4 million and $4.4 million in rental related services revenues and gross profit on rental related services revenues in 2023, respectively.
•
Gross Profit on Sales – Sales revenues increased $51.7 million, or 81%, compared to 2022, due to higher new equipment sales with gross margin percentage of 33% in 2023 compared to 38% in 2022, primarily due to a higher mix of new versus used equipment sales revenues. Gross profit on sales increased $13.4 million, or 55%, to $37.7 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, equipment availability and funding. Vesta Modular contributed $33.4 million and $9.7 million in sales revenues and gross profit on sales revenues in 2023, respectively.

For the nine months ended September 30, 2023, selling and administrative expenses increased $45.4 million, or 57%, to $124.6 million, primarily due to increased employee salaries and benefit costs of $16.5 million, due in part to the addition of Vesta Modular employees, $13.2 million higher allocated corporate expenses, which includes $5.4 million in allocated divestiture transaction costs, and a $11.3 million increase in marketing and administrative expenses, which includes $7.7 million in acquisition related transaction costs.

TRS-RenTelco

For the nine months ended September 30, 2023, TRS-RenTelco’s total revenues increased $3.7 million, to $113.1 million, compared to the same period in 2022, primarily due to higher sales and other revenues, partly offset by lower rental revenues. Pre-tax income decreased $7.7 million, or 29%, to $18.6 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to lower gross profit on rental revenues and $3.6 million higher selling and administrative expenses.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/23 compared to Nine Months Ended 9/30/22 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$86,375	$89,990	$(3,615)	(4)%
Rental related services	2,323	2,329	(6)	(0)%
Rental operations	88,698	92,319	(3,621)	(4)%
Sales	21,368	15,845	5,523	35%
Other	3,008	1,195	1,813	nm
Total revenues	113,074	109,359	3,715	3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	36,733	36,789	(56)	nm
Rental related services	2,007	1,847	160	9%
Other	15,843	15,501	342	2%
Total direct costs of rental operations	54,583	54,137	446	1%
Costs of sales	11,307	6,398	4,909	77%
Total costs of revenues	65,890	60,535	5,355	9%
Gross Profit
Rental	33,799	37,700	(3,901)	(10)%
Rental related services	316	482	(166)	nm
Rental operations	34,115	38,182	(4,067)	(11)%
Sales	10,061	9,447	614	6%
Other	3,008	1,195	1,813	nm
Total gross profit	47,184	48,824	(1,640)	(3)%
Selling and administrative expenses	23,576	19,930	3,646	18%
Other income	(819)	—	(819)	nm
Income from operations	24,427	28,894	(4,467)	(15)%
Interest expense allocation	(6,008)	(2,160)	3,848	nm
Foreign currency exchange loss	166	(404)	(570)	nm
Pre-tax income	$18,585	$26,330	$(7,745)	(29)%
Other Selected Information
Adjusted EBITDA	$64,031	$66,675	$(2,644)	(4)%
Average rental equipment [1]	$391,993	$379,181	$12,812	3%
Average rental equipment on rent	$231,273	$245,641	$(14,368)	(6)%
Average monthly total yield [2]	2.43%	2.63%		(8)%
Average utilization [3]	59.0%	64.8%		(9)%
Average monthly rental rate [4]	4.15%	4.07%		2%
Period end rental equipment [1]	$383,952	$392,916	$(8,964)	(2)%
Period end utilization [3]	60.3%	65.2%		(8)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2023 decreased $1.6 million, or 3%, to $47.2 million. For the nine months ended September 30, 2023 compared to the same period in 2022:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.6 million, or 4%, to $86.4 million. The rental revenue decrease, coupled with comparable depreciation expense and higher other direct costs, resulted in a 10% decrease in gross profit on rental revenues to $33.8 million. As a percentage of rental revenues, depreciation was 43% and 41% in 2023 and 2022, respectively, and other direct costs were 18% and 17% in 2023 and 2022, respectively, which resulted in a gross margin percentage of 39% and 42% in 2023 and 2022, respectively. The rental revenues decrease was due to 6% lower average rental equipment on rent, partly offset by 2% higher average monthly rental rates in 2023, as compared to 2022. The higher rental rates were reflective of higher rates for both general purpose and telecommunication equipment on rent compared to the prior year.
•
Gross Profit on Sales – Sales revenues increased $5.5 million, or 35%, to $21.4 million in 2023. Gross profit on sales increased $0.6 million, or 6%, to $10.1 million, with a gross margin percentage of 47% in 2023, compared to 60% in 2022. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2023, selling and administrative expenses increased $3.6 million, or 18%, to $23.6 million, primarily due to higher allocated corporate expenses.

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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Income from continuing operations	$40,366	$27,115	$79,836	$68,317	$114,828	$95,182
Provision for income taxes from continuing operations	15,152	9,182	25,934	21,687	35,624	32,331
Interest expense	11,025	3,355	28,434	8,057	32,607	10,653
Depreciation and amortization	26,884	23,491	80,385	69,982	104,043	93,065
EBITDA	93,427	63,143	214,589	168,043	287,102	231,231
Share-based compensation	1,891	1,461	5,155	4,244	7,658	6,278
Transaction costs [3]	10	167	14,302	167	18,188	899
Adjusted EBITDA [1]	$95,328	$64,771	$234,046	$172,454	$312,948	$238,408
Adjusted EBITDA margin [2]	39%	37%	38%	38%	39%	39%

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

For the nine months ended September 30, 2023, total Adjusted EBITDA from both continuing and discontinued operations was $237.7 million, excluding the gain on divestiture of Adler Tanks, compared to $197.9 million for the same period in 2022. For the nine months ended September 30, 2023 and 2022, the total Adjusted EBITDA from continuing operations was $234.0 million and $172.5 million, respectively, and the total Adjusted EBITDA from discontinued operations was $3.7 million and $25.4 million, respectively. The reconciliation of income from discontinued operations to Adjusted EBITDA can be found in Note 5 of the condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's condensed consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Adjusted EBITDA [1]	$95,328	$74,887	$237,728	$197,897	$328,697	$271,589
Interest paid	(11,016)	(3,161)	(27,818)	(8,982)	(33,611)	(12,831)
Income taxes paid, net of refunds received	(2,616)	(7,807)	(9,547)	(24,885)	(12,024)	(25,898)
Gain on sale of used rental equipment	(8,714)	(10,612)	(22,964)	(26,705)	(34,238)	(34,358)
Foreign currency exchange loss	42	236	(166)	404	(192)	429
Amortization of debt issuance costs	2	4	6	13	9	17
Change in certain assets and liabilities:
Accounts receivable, net	(26,223)	(22,630)	(25,939)	(30,460)	(26,003)	(21,128)
Prepaid expenses and other assets	1,114	(6,458)	(7,390)	(17,313)	(6,561)	(12,720)
Accounts payable and other liabilities	917	12,232	(32,915)	9,930	(34,250)	5,302
Deferred income	(1,382)	14,564	7,908	33,399	(1,790)	22,353
Net cash provided by operating activities	$47,452	$51,255	$118,903	$133,298	$180,037	$192,755

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and transaction costs.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted

EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2023, the actual ratio was 3.68 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2023, the actual ratio was 2.03 to 1.

At September 30, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2023 compared to the same period in 2022 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $118.9 million in 2023, compared to net cash provided of $133.3 million in 2022. The $14.4 million decrease in net cash provided by operating activities was primarily attributable to $25.7 million lower deferred income taxes, partially offset by a $18.4 million increase in accounts payable and accrued liabilities, a result of higher income taxes payable.

Cash Flows from Investing Activities: Net cash used in investing activities was $331.5 million in 2023, compared to $86.8 million in 2022. The $244.8 million increase in cash used was primarily due to the $458.3 million paid for the business acquisitions of Vesta Modular, Brekke Storage and Dixie Storage in 2023, partly offset by $268.0 million in proceeds from the sale of discontinued operations from the divestiture of Adler Tanks.

Cash Flows from Financing Activities: Net cash provided by financing activities was $213.6 million in 2023, compared to net cash used of $46.4 million in 2022. The $260.1 million change in net cash during 2023 was primarily attributable to increased borrowings under bank lines of credit and note purchase agreements, as the borrowings were primarily attributed to the funding of the Vesta Modular, Brekke Storage and Dixie Storage business acquisitions and capital needs for the tax obligations arising from the divestiture of Adler Tanks.

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

At September 30, 2023, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $492.7 million was outstanding and had capacity to borrow up to an additional $157.3 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2023, the actual ratio was 3.68 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2023, the actual ratio was 2.03 to 1.

At September 30, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $300 million minus (y) the amount of other notes (such as the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement. Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers. The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

6.25% Senior Notes Due in 2030

On September 27, 2023, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 6.25% Series F Notes (the “Series F Senior Notes”) pursuant to the terms of the Second Amended and Restated Note Purchase and Private Shelf Agreement, dated June 8, 2023 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At September 30, 2023, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40.0 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At September 30, 2023, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At September 30, 2023, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2023, the actual ratio was 3.68 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2023, the actual ratio was 2.03 to 1.

At September 30, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the nine months ended September 30, 2023 and 2022. As of September 30, 2023, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2022 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2023. Refer to our 2022 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2022 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2023. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The immaterial breach of our information technology system that we suffered in 2021 and any future breaches could subject us to reputational damage. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We expend significant resources to minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees annually, and engaging third-party experts and contractors. Significant and increasing investments of time and resources by management and Board have been, and will continue to be, required to anticipate and address cybersecurity risks and incidents. However, given that the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures in time to stop a cyber incident. Thus there can be no assurance that our efforts to protect our data and information technology systems will prevent future breaches in our systems (or that of our third-party providers). Such breaches could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

During 2023, the Company acquired Vesta Modular, a portfolio company of Kinderhook Industries, that is a leading provider of temporary and permanent modular space solutions, the assets of Brekke Storage and Inland Leasing, that are regional providers of portable storage solutions in the Colorado market, and the assets of Dixie Storage, a regional provider of portable storage solutions in the South Carolina market. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

At September 30, 2023, we had $391.3 million of goodwill and intangible assets, net, on our consolidated balance sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $4.9 million per year for each 1% increase in the average interest rate we pay based on the $492.7 million balance of variable rate debt outstanding at September 30, 2023. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Adverse economic conditions in the United States and globally, as well as geopolitical tensions, could have a negative effect on our business, results of operations, financial condition and liquidity.

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

Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation of trade tensions between the U.S. and China, escalation of tensions between China and Taiwan, further escalation in the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect our revenue and could materially adversely affect our business, results of operations, financial condition and growth.

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

As of September 30, 2023, 60% of our modular portfolio had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the modular units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented modular units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2023	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer