Form 10-K
period 2023-12-31
MCGRATH RENTCORP
filed 2024-02-21
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2023): $2,264,372,153.

As of February 20, 2024, 24,496,233 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Annual Report on Form 10-K, which, in either case, will be filed no later than 120 days after December 31, 2023.

Exhibit index appears on page 95.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“this Form 10-K”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements, including statements about (1) our expectations around the effect of the proposed acquisition of us by WillScot Mobile Mini, and (2) our belief that we will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment. These forward-looking statements also can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “continues”, “could”, “estimates”, “expects”, “intends”, “may”, “plan”, “predict”, “project”, or “will”, or the negative of these terms or other comparable terminology.

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

The Company is a diversified business-to-business rental company with three rental divisions: relocatable modular buildings, portable storage containers and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2023, the Company was comprised of four reportable business segments: (1) its modular building segment (“Mobile Modular”); (2) its portable storage container segment (“Portable Storage”); (3) its electronic test equipment segment (“TRS-RenTelco”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).

On February 1, 2023, the Company completed the sale of its former liquid and solid containment segment (“Adler Tanks”), to Ironclad Environmental Solutions, Inc., a portfolio company of Kinderhook Industries, for a cash sale price of $268.0 million. The consolidated financial statements present the historical financial results of the former Adler Tanks segment as discontinued operations for all periods presented. On the same date, the Company acquired Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a portfolio company of Kinderhook Industries, that was a leading provider of temporary and permanent modular space solutions, for a cash purchase price of $437.2 million, subject to certain adjustments. The financial results of Vesta Modular were a part of the Mobile Modular segment since February 1, 2023.

Proposed Acquisition by WillScot Mobile Mini

On January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WillScot Mobile Mini Holdings Corp., a Delaware corporation (“WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini (“Merger Sub I”), and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini (“Merger Sub II”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into the Company (the “First-Step Merger”), with the Company surviving the First-Step Merger and, immediately thereafter, the Company will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “Transaction”), with Merger Sub II surviving the

Second-Step Merger as a wholly owned subsidiary of WillScot Mobile Mini. Each of the parties to the Merger Agreement intends that the Transaction will be treated as a single integrated transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended. Consummation of the Transaction is subject to the approval of the Company’s shareholders, the receipt of required regulatory approvals, and satisfaction or waiver of other customary closing conditions. The First-Step Merger and the Second-Step Merger will be consummated on the same day.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash (the “Per Share Cash Consideration”) or (2) 2.8211 (the “Exchange Ratio”) shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini (the “WillScot Mobile Mini Common Stock”) (the “Per Share Stock Consideration” together with the Per Share Cash Consideration, the “Merger Consideration”), as determined pursuant to the election and allocation procedures set forth in the Merger Agreement. The Company’s shareholders will have the opportunity to elect to receive either the Per Share Cash Consideration or the Per Share Stock Consideration in respect of their Company Common Stock, provided that 60% of the Company Common Stock will be converted into the cash consideration and 40% of the Company Common Stock will be converted into the stock consideration.

The consummation of the Transaction is subject to certain closing conditions, including (i) the approval of the Company’s shareholders, (ii) the expiration or termination of all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act,” and such expiration or termination, the “Antitrust Approval”), (iii) the absence of any order by any governmental authorities or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Merger Agreement, (iv) the effectiveness of the registration statement to be filed by WillScot Mobile Mini with SEC relating to the registration of shares of WillScot Mobile Mini Common Stock to be issued to the Company’s shareholders pursuant to the Merger Agreement and (v) other customary conditions specified in the Merger Agreement. The parties have submitted their respective filings under the HSR Act with the U.S. Department of Justice and the Federal Trade Commission as contemplated by the Merger Agreement. The closing of the Transaction is not subject to any financing condition.

For additional information regarding the Transaction, please refer to our current report on Form 8-K and Amendment No. 1 on Form 8-K/A, each filed with the U.S. Securities and Exchange Commission on January 29, 2024.

Because the Transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Form 10-K assume the continuation of the Company as a public company.

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
•
All of the Company’s rental products have long useful lives relative to the typical rental term. Modular buildings (“modulars”) have an estimated life of eighteen years compared to the typical rental term of twelve to twenty-four months, portable storage containers ("containers") have an estimated life of twenty-five years compared to a typical rental term of three to twelve months and electronic test equipment has an estimated life range of one to eight years (depending on the type of product) compared to a typical rental term of one to six months.

•
We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental equipment. For modulars the original investment is recovered in approximately four years, in approximately three years for containers and approximately three years for electronic test equipment.
•
When a product is sold from our rental inventory, a significant portion of the original investment is usually recovered. Effective asset management is a critical element to each of the rental businesses and the residuals realized when product is sold from inventory. Modular asset management requires designing and building the product for a long life, coupled with ongoing repair and maintenance investments, to ensure its long useful rental life and generally higher residuals upon sale. Container asset management requires selecting and purchasing quality products and making ongoing repair and maintenance investments. Steel containers have no technical obsolescence. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand and, once invested, proactively managing the equipment at the model level for optimum utilization through its technology life cycle to maximize the rental revenues and residuals realized.

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

Human Capital Management

As of December 31, 2023, the Company had 1,204 employees, of whom 133 were primarily administrative and executive personnel, with 677, 180, 128 and 86 in the operations of Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

The Company believes its employees are key to its success and it is committed to all of its employees’ engagement, training and career development, and personal and professional growth. The Board of Directors also receives regular updates from senior management on matters relating to the Company’s strategy for the recruitment, retention and development of the Company’s employees. The Company provides training in technical, operational and leadership skills, and places special emphasis on safety, effective communications, customer service, and employee development. Additionally, the Company offers employees a tuition reimbursement program whereby the employee may receive reimbursement for tuition and fees for undergraduate or graduate level academic courses at an accredited two or four year college or university that may help employees improve performance in their current job or prepare them for advancement.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. During 2023, Mobile Modular purchased 30% of its modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular operates from regional sales and inventory centers serving large geographic areas. These sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 14 years old with sale proceeds above its net book value.

Competitive Strengths

Strong Industry Position – Mobile Modular has a leading modular building fleet in the United States. Rental units for temporary classroom and other educational space needs are an important industry segment and the Company believes Mobile Modular is a leading supplier in California and Florida, and a significant supplier in Texas, of modular educational facilities for rental to both public and private schools. Management is knowledgeable about the needs of its educational customers and the related regulatory requirements in the states where Mobile Modular operates, which enables Mobile Modular to meet its customers’ specific project requirements.

Expertise – The Company believes that over the 40 plus years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that delivers value to customers. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

Operating Structure – Part of the Company’s strategy for Mobile Modular is to create facilities and infrastructure capabilities that allow it to drive greater efficiency and pass the benefits to customers. Mobile Modular achieves this by building regional sales and inventory centers designed to serve a broad geographic area and a large installed customer base under a single overhead structure, thereby reducing its cost per transaction. The Company’s regional facilities and related infrastructure enable Mobile Modular to maximize its modular inventory utilization through efficient and cost effective in-house repair, maintenance and refurbishment for quick redeployment of equipment to meet its customers’ needs.

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

Market

Management estimates relocatable modular building rental is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $5.0 billion. Mobile Modular’s largest business segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California, Florida, Georgia, Louisiana, Maryland, North Carolina, South Carolina, Texas, Virginia and Washington, D.C. Management believes the demand for rental classrooms is caused by shifting and fluctuating school populations, the limited state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care facilities. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate offices and regional sales and inventory center offices are housed in various sizes of modular units.

Since most of Mobile Modular’s customer requirements are to fill temporary space needs, Mobile Modular’s marketing emphasis is primarily on rentals rather than sales. Mobile Modular attracts customers through its website at www.mobilemodular.com, internet advertising and direct marketing. Customers are encouraged to visit a regional sales and inventory center to view different models on display and to see a regional office, which is a working example of a modular application.

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

Rentals

Rental periods range from one month to several years with a typical initial contract term between twelve and twenty four months. In general, monthly rental rates are determined by a number of factors including length of term, market demand, product availability and product type. Upon expiration of the initial term, or any extensions, rental rates are reviewed, and when appropriate, are adjusted based on current market conditions. Most rental agreements are operating leases that provide no purchase options, and when a rental agreement does provide the customer with a purchase option, it is generally on terms management believes to be attractive to Mobile Modular.

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

At December 31, 2023, Mobile Modular owned 40,382 new or previously rented modulars, with an aggregate cost of $1,291.1 million including accessories, or an average cost per unit of $31,972. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2023, fleet utilization was 79.4% and average fleet utilization during 2023 was 79.7%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales may arise out of its marketing efforts for the rental fleet and from existing equipment already on rent or from specific requests for new buildings for a permanent need. The Company has a dedicated team that focuses on these custom sale opportunities. Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units. During 2023 Mobile Modular’s largest sale represented approximately 4% of Mobile Modular’s sales, 3% of the Company’s consolidated sales and less than 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry, have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. In addition, a number of other smaller companies operate regionally throughout the country and have a stronger local presence in those places. Mobile Modular operates primarily in California, Colorado, Florida, Georgia, Louisiana, Maryland, North Carolina, the Pacific Northwest, South Carolina, Texas, Virginia and Washington, D.C. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

Classroom Rentals and Sales to Public Schools (K-12)

Mobile Modular and Enviroplex provide classroom and specialty space needs serving public and private schools, colleges and universities. Within the educational market, the rental (by Mobile Modular) and sale (by Enviroplex and Mobile Modular) of modulars to public school districts for use as portable classrooms, restroom buildings and administrative offices for kindergarten through grade twelve (K-12) are a significant portion of the Company’s revenues. Mobile Modular rents and sells classrooms in California, Florida, Georgia, Louisiana, Maryland, North Carolina, the Pacific Northwest, South Carolina, Texas, Virginia and Washington, D.C. Enviroplex sells classrooms in the California market. California is Mobile Modular’s largest educational market. Historically, demand in this market has been fueled by shifting and fluctuating student populations, insufficient funding for new school construction, class size reduction programs, modernization of aging school facilities and the phasing out of portable classrooms no longer compliant with current building codes. The following table shows the approximate percentages of the Company’s modular rental and sales revenues, and of its consolidated rental and sales revenues for the past three years, that rentals and sales to these schools constitute:

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2023	2022	2021
Modular Rental Revenues (Mobile Modular)	26%	30%	34%
Modular Sales Revenues (Mobile Modular & Enviroplex)	30%	43%	50%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	27%	35%	40%
Consolidated Rental and Sales Revenues [1]	18%	21%	24%
1.
Consolidated Rental and Sales Revenue percentage is calculated by dividing Modular rental and sales revenues to public schools (K-12) by the Company’s consolidated rental and sales revenues from continuing operations.
2.
During the year ended December 31, 2023, the Company determined that the Portable Storage segment met the criteria for separate segment reporting and the Company divested its Adler Tanks segment. As a result of these changes, the rental and sales to public schools as a percentage of total rental and sales revenues for 2022 and 2021, have been restated to present the Mobile Modular and Enviroplex results from continuing operations only.

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

PORTABLE STORAGE CONTAINERS

Description

Portable Storage’s rental inventory is comprised of steel containers used to provide a temporary storage solution that is delivered to the customer’s location and addresses the need for secure, temporary storage with immediate access to the unit. The containers are comprised of the following products:

•
Storage containers, which consist of new and used steel shipping containers certified under International Organization for Standardization (“ISO”) standards, that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Storage containers are made from weather-resistant corrugated steel and are 8 feet wide and available in lengths ranging from 8 to 53 feet, with 20-foot and 40-foot length containers being the most common.
•
Office containers are either modified or specifically manufactured containers that provide self-contained office space with maximum design flexibility. Office containers are often referred to as ground level offices (“GLOs”). GLOs provide the advantage of ground level accessibility and high security.

Competitive Strengths

Strong Industry Position - The Company believes that Portable Storage is one of the largest participants in the temporary portable storage rental industry in North America. Portable Storage has a national reach from branches serving the West, Pacific Northwest, Northeast, Mid-Atlantic, Southeast and Midwest.

Expertise and Customer Service – The Company believes that Portable Storage has highly experienced operating management and branch employees. The Company believes that Portable Storage provides a superior level of customer service due to its strong relationship building skills, quality of fleet, driver development program and the quality of its responsiveness.

Asset Management – The Company believes that Portable Storage markets high quality, well-constructed and well-maintained rental products. The Company depreciates its containers over a 25-year estimated useful life to 62.5% residual value. We believe that if maintained, older containers will continue to produce similar rental rates as newer equipment. The fleet’s utilization is regionally optimized by understanding key vertical market customer demand, seasonality factors, competitors’ product availability and expected equipment returns.

Market

The portable storage container rental market in the U.S. has a large and diverse number of market segments including construction, retail, commercial and industrial, energy and petrochemical, manufacturing, education and healthcare.

The container rental products may be utilized throughout the U.S. and are not subject to any local or regional construction code or approval standards.

Rentals

Portable Storage rents its storage and office containers typically for rental periods of one to twelve months, although in some instances, rental terms can be over a year or longer. Monthly rental rates typically are between 2% and 4% of the equipment’s original acquisition cost. At December 31, 2023, Portable Storage owned 42,210 containers with an aggregate cost of $236.1 million or an average cost per unit of $5,594. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding new and accessory equipment. Utilization was 71.5% at December 31, 2023 and averaged 77.3% during the year.

Seasonality

Rental activity may vary depending upon the extent of retail activity that typically occurs during the fourth quarter and the impact inclement weather may have on construction activity.

Competition

The portable storage container rental industry is highly competitive. Some of our competitors may be larger than we are, have greater financial and other resources than we have, are more geographically diverse than we are and have greater name recognition among customers than we do. Portable Storage also competes against local companies that may have longer operating histories and a strong local presence. As a result, our competitors that have these advantages may be better able to attract and retain customers and provide their products and services at lower rental rates. Portable Storage competes with these companies based upon product availability, product quality, price and service. Portable Storage may encounter increased competition from existing competitors or from new entrants in the future.

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located on the grounds of the Dallas Fort Worth International Airport in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2023, the original cost of electronic test equipment inventory was comprised of 80% general purpose electronic test equipment and 20% communications electronic test equipment.

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

Competitive Strengths

Strong Industry Position - The Company believes that TRS-RenTelco is one of the largest electronic test equipment rental and leasing companies offering a broad and deep selection of general purpose and communications test equipment for rent in North America.

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

Operating Structure - TRS-RenTelco is supported by a centralized distribution and inventory center on the grounds of the Dallas-Fort Worth International Airport in Texas. The Company believes that the centralization of servicing all customers in North America and internationally by TRS-RenTelco’s experienced logistics teams provides a competitive advantage by minimizing transaction costs and enabling TRS-RenTelco to ensure customer requirements are met.

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

At December 31, 2023, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $377.6 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 55.9% as of December 31, 2023 and averaged 58.9% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 20% to 22% of total annual gross profit for our electronics division. For 2023, gross profit on equipment sales was approximately 21% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2023, approximately 18% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2023 represented 7% of electronic test equipment sales, 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sales of electronic test equipment is in excess of $8.0 billion per year.

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

Competition

The electronic test equipment rental business is characterized by intense competition from several competitors, some of which may have access to greater financial and other resources than we do. TRS-RenTelco competes with these and other test equipment rental companies on the basis of product availability, price, service and reliability. Although no single competitor holds a dominant market share, we face intense competition from these established entities and new entrants in the market. Some of our competitors may offer similar equipment for lease, rental or sales at lower prices and may offer more extensive servicing, or financing options.

REPORTABLE SEGMENTS

For segment information regarding the Company’s four reportable business segments: Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex, see “Note 15. Segment Reporting” to the audited Consolidated Financial Statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

RISKS RELATED TO THE PROPOSED ACQUISITION BY WILLSCOT MOBILE MINI:

There are material uncertainties and risks associated with the proposed Transaction, including the timing of the consummation of the Transaction, which may adversely affect our business and ongoing operations, financial condition and results of operations, employees, customers, shareholders, other parties and business prospects, and a failure to complete the Transaction on the terms reflected in the Merger Agreement, if at all, could have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

•
The announcement and pendency of the proposed Transaction may adversely affect our business, financial condition and results of operations.
•
On January 28, 2024, we entered into the Merger Agreement with WillScot Mobile Mini. Uncertainty about the effect of the proposed Transaction on our employees, customers, shareholders and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Transaction is completed. The risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Transaction:
•
the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•
the diversion of significant management time and resources towards the completion of the proposed Transaction;
•
difficulties maintaining relationships with customers, suppliers, and other business partners;
•
delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Transaction;
•
litigation relating to the proposed Transaction and the costs related thereto; and
•
the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Transaction.

Additionally, in approving the Merger Agreement, our Board of Directors considered a number of factors and potential benefits, including the fact that the Transaction consideration to be received by holders of our common stock represented an approximate 10% premium over the Company’s closing stock price of $111.75 on January 26, 2024, the last full trading day prior to the announcement of the proposed Transaction. If the Transaction is not completed, neither we nor the holders of our common stock may realize this benefit of the Transaction.

•
Failure to consummate the proposed Transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Transaction will be consummated. The consummation of the proposed Transaction is subject to certain regulatory approvals and customary closing conditions. The obligation of each party to consummate the Transaction is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. The Merger Agreement also includes customary termination provisions for both the Company and WillScot Mobile Mini, and we may be required to pay WillScot Mobile Mini a termination fee equal to $120 million in certain specified circumstances, including, among other circumstances, if WillScot Mobile Mini terminates the Merger Agreement following a Company Adverse Recommendation Change prior to receipt of Company Shareholder Approval (each as defined in the Merger Agreement) or (ii) the Company terminates the Merger Agreement to enter into an alternative acquisition agreement in respect of a Superior Proposal (as defined in the Merger Agreement). If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by WillScot Mobile Mini or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Transaction. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Furthermore, any disruptions to our business resulting from the announcement and pendency of the proposed Transaction, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Transaction is not completed, and there are no other parties willing and able to acquire the Company at a price of $123.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Transaction will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Transaction, for which we will have received little or no benefit if the proposed Transaction is not completed. Many of these fees and costs will be payable by us even if the proposed Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Transaction.

•
Prior to the completion of the Transaction or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our shareholders.

After the date of the Merger Agreement and prior to the Effective Time, the Merger Agreement restricts us from taking specified actions without the consent of WillScot Mobile Mini (which consent may not be unreasonably withheld, conditioned or delayed) and requires that our business be conducted in all material respects in the ordinary course of business. These restrictions may prevent us from making appropriate changes to our businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Transaction and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Transaction could be exacerbated by any delays in consummation of the Transaction or termination of the Merger Agreement.

•
The Transaction, including uncertainty regarding the Transaction, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions, which could negatively affect our business and adversely affect our ability to effectively manage our business.

The Transaction will be consummated only if certain conditions are met. Many of the conditions are outside of our control, and both we and WillScot Mobile Mini also have the right to terminate the Merger Agreement in certain circumstances. Accordingly, there may be uncertainty regarding the completion of the Transaction. This uncertainty may cause customers, suppliers, distributors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Transaction is ultimately completed.

•
The Transaction may cause difficulty in attracting, motivating and retaining employees.

Our current and prospective employees may experience uncertainty about their future role with the Company until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, operational and customer-facing employees and other personnel prior to the Transaction. If we are unable to retain and replace personnel, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

•
The Merger Agreement limits our ability to pursue alternatives to the Transaction and may discourage other companies from trying to acquire us for greater consideration than what WillScot Mobile Mini has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than WillScot Mobile Mini. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. To date, no party has made an acquisition proposal following the execution of the Merger Agreement. If we terminate the Merger Agreement in connection with our Board of Directors’ authorization for us to enter into a definitive agreement to consummate an alternative transaction contemplated by a Superior Proposal, we will be required to pay a termination fee of $120 million. We may also be required to pay the $120 million termination fee if we or WillScot Mobile Mini terminate the Merger Agreement under certain other circumstances specified in the Merger Agreement. These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the Merger Consideration, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

•
Stockholder litigation could result in substantial costs and may delay or prevent the Transaction from being completed.

In connection with the announcement of the Transaction, as is common in the context of mergers and acquisitions of publicly-traded companies, we (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Transaction, or seeking to have the Transaction rescinded after its consummation. Defending against such claims, even those without merit, could result in substantial costs and divert management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. Such claims could prevent or delay the consummation of the Transaction, including through an injunction, and result in additional costs to us. The ultimate resolution of any such lawsuit cannot be predicted, and an adverse ruling in any such lawsuit may cause the Transaction to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Transaction.

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

The immaterial breach of our information technology system that we suffered in 2021 and any future breaches could subject us to reputational damage. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We expend significant resources to minimize the risk of security breaches, including deploying additional personnel and protection technologies, training employees annually, and engaging third-party experts and contractors. Significant and increasing investments of time and resources by management and Board have been, and will continue to be, required to anticipate and address cybersecurity risks and incidents. However, given that the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures in time to stop a cyber incident. Thus, there can be no assurance that our efforts to protect our data and information technology systems will prevent future breaches in our systems (or that of our third-party providers). Such breaches could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

During 2023, the Company acquired Vesta Modular, a portfolio company of Kinderhook Industries, that was a leading provider of temporary and permanent modular space solutions, the assets of Brekke Storage and Inland Leasing, regional providers of portable storage solutions in the Colorado market, and the assets of Dixie Storage, a regional provider of portable storage solutions in the South Carolina market. We anticipate that we will continue to consider acquisitions in the future that meet our strategic growth plans. We are unable to predict whether or when any prospective acquisition will be completed. Acquisitions involve numerous risks, including the following:

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

At December 31, 2023, we had $387.8 million of goodwill and intangible assets, net, on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

We generally rent and sell to customers on 30 day payment terms, individually perform credit evaluation procedures on our customers for each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Historically, accounts receivable write-offs and write-offs related to equipment not returned by customers have not been significant and have averaged less than 1% of total revenues over the last five years. If economic conditions deteriorate, we may see an increase in credit losses relative to historical levels, which may materially and adversely affect our operations. Business segments that experience significant market disruptions or declines may experience increased customer credit risk and higher credit losses. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in write-offs and/or loss of equipment, particularly electronic test equipment. If we are not able to effectively manage credit risk issues, or if a large number of our customers should have financial difficulties at the same time, our receivables and equipment losses could increase above historical levels. If this should occur, our results of operations may be materially and adversely affected.

Effective management of our rental assets is vital to our business. If we are not successful in these efforts, it could have a material adverse impact on our results of operations.

Our modular, containers and electronics rental products have long useful lives and managing those assets is a critical element to each of our rental businesses. Generally, we design units and find manufacturers to build them to our specifications for our modulars and containers. Modular asset management requires designing and building the product for a long life that anticipates the needs of our customers, including anticipating potential changes in legislation, regulations, building codes and local permitting in the various markets in which the Company operates. Electronic test equipment asset management requires understanding, selecting and investing in equipment technologies that support market demand, including anticipating technological advances and changes in manufacturers’ selling prices. Container asset management requires obtaining high quality, well-constructed products and repairing and maintaining the products to ensure its long life. For each of our modular, container and electronic test equipment assets, we must successfully maintain and repair this equipment cost-effectively to maximize the useful life of the products and the level of proceeds from the sale of such products. To the extent that we are unable to do so, our result of operations could be materially adversely affected.

The nature of our businesses, including the ownership of industrial property, exposes us to the risk of litigation and liability under environmental, health and safety and products liability laws. Violations of environmental or health and safety related laws or associated liability could have a material adverse effect on our business, financial condition and results of operations.

We are subject to national, state, provincial and local environmental laws and regulations concerning, among other things, hazardous substance handling, storage and disposal and employee health and safety. These laws and regulations are complex and frequently change. We could incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with applicable environmental or health and safety laws. We also could incur costs or liabilities related to waste disposal or remediating soil or groundwater contamination at our properties, at our customers’ properties or at third party landfill and disposal sites. These liabilities can be imposed on the parties generating, transporting or disposing of such substances or on the owner or operator of any affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances.

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

The agreements governing our Series D, E and F Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $5.9 million per year for each 1% increase in the average interest rate we pay based on the $588.0 million balance of variable rate debt outstanding at December 31, 2023. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

SPECIFIC RISKS RELATED TO OUR RELOCATABLE MODULAR BUILDINGS AND PORTABLE STORAGE BUSINESS SEGMENTS:

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

Expansions of our modular and portable storage operations into new markets may negatively affect our operating results.

In the past we have expanded our modular and portable storage operations into new geographies and states. There are risks inherent in the undertaking of such expansion, including the risk of revenue from the business in any new markets not meeting our expectations, higher than expected costs in entering these new markets, risk associated with compliance with applicable state and local laws and regulations, response by competitors and unanticipated consequences of expansion. In addition, expansion into new markets may be affected by local economic and market conditions. Expansion of our operations into new markets will require a significant amount of attention from our management, a commitment of financial resources and will require us to add qualified management in these markets, which may negatively impact our operating results.

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

Mobile Modular and Portable Storage derive a portion of its revenues from contracts with U.S. federal government entities, government prime contractors, state entities and local entities, including school districts. Contracts with government entities are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies. Such contracts are also subject to unique laws and regulations, and the adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs and risks and reduce our profitability. In addition, any failure on the part of the company to comply with applicable government contract laws and regulations might result in administrative penalties or even in the termination or suspension of these contracts and as a result, the loss of the related revenues, which would harm our business.

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

We face strong competition in our modular building and portable storage markets and we may not be able to effectively compete.

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

Some of our competitors in the modular building leasing industry have greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. These competitors may be better able to respond to changes in the relocatable modular building and portable storage container markets, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular and container units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2023, 55% of our modular and 57% of our container portfolios had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

Significant increases in raw material and labor costs could increase our acquisition cost of new modular rental units and repair and maintenance costs of our fleet, which would increase our operating costs and harm our profitability.

We incur labor costs and purchase raw materials, including lumber, siding and roofing and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our modular units. The volume, timing and mix of maintenance and repair work on our rental equipment may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will also increase the acquisition cost of new modular units and increase the repair and maintenance costs of our fleet. We also maintain a fleet of service trucks and use subcontractor companies for the delivery, set-up, return delivery and dismantle of modulars for our customers. We rely on our drivers and subcontractor service companies to meet customer demands for timely shipment and return, and the loss or inadequate number of driver and subcontractor service companies may cause prices to increase, while negatively impacting our reputation and operating performance. During periods of rising prices for labor, raw materials or fuel, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new modular units and incur higher operating costs that we may not be able to recoup from our customers, which would reduce our profitability.

Failure by third parties to manufacture our products timely or properly may harm our reputation and financial condition.

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2023, Mobile Modular purchased 30% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

Failure to properly design, manufacture, repair and maintain the modular product may result in impairment charges, potential litigation and reduction of our operating results and cash flows.

We estimate the useful life of the modular product to be 18 years with a residual value of 50% and containers to be 25 years with a residual value of 62.5%. However, proper design, manufacture, repairs and maintenance of the products during our ownership is required for the product to reach their useful lives and residual values. If we do not appropriately manage the design, manufacture, repair and maintenance of our modular product, or otherwise delay or defer such repair or maintenance, we may be required to incur impairment charges for equipment that is beyond economic repair costs or incur significant capital expenditures to acquire new modular product to serve demand. In addition, such failures may result in personal injury or property damage claims, including claims based on presence of mold, and termination of leases or contracts by customers. Costs of contract performance, potential litigation, and profits lost from termination could accordingly reduce our future operating results and cash flows.

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

The electronic test equipment rental business is characterized by intense competition from several competitors some of which may have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from these established entities and new entrants in the market. We believe that we anticipate and keep pace with the introduction of new products and acquire equipment that will be marketable to our current and prospective customers. We compete on the basis of a number of factors, including product availability, price, service and reliability. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing, or financing options. Failure to adequately forecast the adoption of, and demand for, new or existing products may cause us not to meet our customers’ equipment requirements and may materially and adversely affect our operating results.

If we are not able to obtain equipment at favorable rates, there could be a material adverse effect on our operating results and reputation.

The majority of our rental equipment portfolio is comprised of general purpose test and measurement instruments purchased from leading manufacturers. We depend on purchasing equipment from these manufacturers and suppliers for use as our rental equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a rental rate that generates a profit. If this should occur, we may not be able to secure necessary equipment from an alternative source on acceptable terms and our business and reputation may be materially and adversely affected.

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

We have begun to report our prior modular building and portable storage segment in two separate segments of modular building and portable storage container. This segment reporting structure has been in effect for a limited period of time, and there are no assurances that we will be able to successfully operate the prior segment in two distinct segments, and the change could be confusing to investors and may not have the desired effects.

During the quarter ended December 31, 2023, we began reporting our prior modular building and portable storage segment as two distinct segments of modular buildings and portable storage containers. Managing these changes has required, and may continue to require, significant expenditures and allocation of valuable management resources. We have provided disclosures about this new segment reporting structure, but there is no guarantee that investors or the market will understand this change to our financial reporting. There is also no guarantee that this change will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results which could adversely affect our stock price. In addition, we test for goodwill impairment at the reporting segment level and consider the difference between the fair value of a reporting segment and its’ carrying value, when determining whether any impairment exists. There can be no assurance that the change to our segment reporting structure will not result in impairment charges in future periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are one of the enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards and practices follow industry trends, which align with frameworks established by the National Institute of Standards and Technology and the International Organization for Standardization. The Company approaches cybersecurity threats through a cross-functional approach which endeavors to: (i) identify, prevent and mitigate cybersecurity threats to the Company; (ii) preserve the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our customers, clients and business partners; and (v) provide appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

The Company’s cybersecurity program focuses on the following areas:

•
Vigilance: The Company maintains cybersecurity threat operations with the goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
•
Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.

•
Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•
Third-Party Risk Management: The Company endeavors to identify and oversee cybersecurity risks presented by third parties as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Training: The Company provides periodic training and testing for personnel regarding cybersecurity threats, which reinforce the Company’s information security policies, standards and practices.
•
Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident; such plans are tested and evaluated periodically.
•
Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management, and other key business functions, as well as the members of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
•
Governance: The Board’s oversight of cybersecurity risk management is supported by the Company’s executive leadership team and cybersecurity Steering Committee, which regularly interacts with the Company’s Vice President of Information Technology and other members of the cyber team and management.

The Company manages risks from cybersecurity threats through the assessment and testing of the Company’s processes and practices focused on evaluating the effectiveness of our cybersecurity measures. The Company engages a third-party independent cybersecurity company that provides security testing and monitoring, including penetration testing, auditing, and security assessment, for the Company. The results of such assessments and reviews are reported as part of the technology and cyber security update to the Company’s executive leadership team and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.

Governance

The Board oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board receives reports on the Company’s technology and cybersecurity functions, including vulnerability assessments, any third-party and independent reviews, the threat environment, and other information security considerations. The Board also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. The cyber security Steering Committee meets multiple times throughout the year to discuss the Company’s cyber security programs and practices, risk management related to cyber security and a wide range of other related topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. At least once each year, the Board and the Company’s executive leadership team discuss the Company’s approach to cybersecurity risk management with the Company’s VP of Information Technology.

The Company’s VP of Information Technology is the member of the Company’s management who is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The VP of Information Technology works in coordination with senior leadership, which includes our Chief Executive Officer and President, Chief Financial Officer and General Counsel. The Company’s VP of Information Technology has served in various roles in technology and is supported by a team of information technology and cyber security professionals with decades of relevant experience. Most notably, the Company’s Enterprise Manager of Cybersecurity and Network holds a Certified Information Systems Security Professional (CISSP) certification and has over 15 years of experience with managing risks arising from cybersecurity threats.

The Company has established a Cybersecurity Steering Committee that includes executives and senior leadership across all divisions and corporate services to implement and manage a program designed to protect the Company’s information systems from cybersecurity threats and to respond promptly to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are created and deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s Incident Response Plans (IRP). Through the ongoing communications from these teams, the Steering committee monitors the effectiveness of the prevention, detection, mitigation and remediation within the cybersecurity program. The

Company’s General Counsel, as part of the Incident Response Team, will report any credible threats or security concerns to the Board when appropriate.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

The Company’s corporate and administrative offices are located in Livermore, California in approximately 26,000 square feet. At December 31, 2023, the Company’s four reportable business segments conducted operations from the following locations:

Mobile Modular and Portable Storage – Mobile Modular and Portable Storage operate from 22 owned and 60 leased locations. Our largest owned facilities include seven inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored:

Livermore, California (140 acres in the San Francisco Bay Area),

Mira Loma, California (82 acres in the Los Angeles area),

Pasadena, Texas (50 acres in the Houston area),

Grand Prairie, Texas (30 acres in the Dallas area),

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”. As of February 21, 2024, the Company's common stock was held by approximately 45 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

Stock Repurchase Plan

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2023 and 2022. As of December 31, 2023, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, portable storage containers, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. At December 31, 2023 the Company was comprised of four reportable business segments: (1) its modular building rental segment (“Mobile Modular”); (2) its portable storage container rental segment ("Portable Storage"); (3) its electronic test equipment rental segment (“TRS-RenTelco”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2023, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 62%, 22%, 16% and 0%, respectively, of the Company’s income from continuing operations before provision for taxes (the equivalent of “pre-tax income”), compared to 50%, 22%, 27% and 1%, respectively, for 2022.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 74% of the Company’s total revenues from continuing operations in 2023 and 76% for the three years ended December 31, 2023. Over the past three years, modulars, storage containers and electronic test equipment comprised approximately 61%, 15% and 24%, respectively, of the cumulative rental operations revenues from continuing operations. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modulars, storage containers and electronic test equipment that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells new modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modulars, containers and electronic test equipment have comprised approximately 26% of the Company’s consolidated revenues from continuing operations in 2023 and 24% for the three years ended December 31, 2023. Over the past three years, modulars, containers and electronic test equipment comprised approximately 81%, 3% and 16% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 18%, 21% and 24% of the Company’s consolidated rental and sales revenues from continuing operations for 2023, 2022 and 2021, respectively. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

Selling and administrative expenses primarily include personnel and benefit costs, which includes share-based compensation, depreciation and amortization of property, plant and equipment and intangible assets, credit losses, advertising costs, and professional service fees. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations, results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurance as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

Proposed Acquisition by WillScot Mobile Mini

On January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WillScot Mobile Mini Holdings Corp., a Delaware corporation ("WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini (“Merger Sub I”), and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini (“Merger Sub II”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into the Company (the “First-Step Merger”), with the Company surviving the First-Step Merger and, immediately thereafter, the Company will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “Transaction”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of WillScot Mobile Mini. Each of the parties to the Merger Agreement intends that the Transaction will be treated as a single integrated transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended. Consummation of the Transaction is subject to the approval of the Company’s shareholders, the receipt of required regulatory approvals, and satisfaction or waiver of other customary closing conditions. The First-Step Merger and the Second-Step Merger will be consummated on the same day.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash (the “Per Share Cash Consideration”) or (2) 2.8211 (the “Exchange Ratio”) shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini (the “WillScot Mobile Mini Common Stock”) (the “Per Share Stock Consideration” together with the Per Share Cash Consideration, the “Merger Consideration”), as determined pursuant to the election and allocation procedures in the Merger Agreement. The Company’s shareholders will have the opportunity to elect to receive either the Per Share Cash Consideration or the Per Share Stock Consideration in respect of their Company Common Stock, provided that 60% of the Company Common Stock will be converted into the cash consideration and 40% of the Company Common Stock will be converted into the stock consideration.

The consummation of the Transaction is subject to certain closing conditions, including (i) the approval of the Company’s shareholders, (ii) the expiration or termination of all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act,” and such expiration or termination, the “Antitrust Approval”), (iii) the absence of any order by any governmental authorities or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Merger Agreement, (iv) the effectiveness of the registration statement to be filed by WillScot Mobile Mini with SEC relating to the registration of shares of WillScot Mobile Mini Common Stock to be issued to the Company’s shareholders pursuant to the Merger Agreement and (v) other customary conditions specified in the Merger Agreement. The parties have submitted their respective filings under the HSR Act with the U.S. Department of Justice and the Federal Trade Commission as contemplated by the Merger Agreement. The closing of the Transaction is not subject to any financing condition.

For additional information regarding the Transaction, please refer to our current report on Form 8-K and Amendment No. 1 on Form 8-K/A, each filed with the SEC on January 29, 2024.

Because the Transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Form 10-K assume the continuation of the Company as a public company.

Dividends

In February 2024, the Company announced that its Board of Directors declared a cash dividend of $0.475 per common share for the quarter ending March 31, 2024, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues from continuing operations and the percentage of changes in the amount of such items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2023 over	2022 over
	2023–2021	2023	2022	2021	2022	2021
Revenues
Rental	60%	57%	61%	62%	22%	17%
Rental related services	16	17	15	14	45	26
Rental operations	76	74	76	76	26	18
Sales	23	25	23	23	40	21
Other	1	1	1	1	267	7
Total revenues	100	100	100	100	31	19
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	12	11	13	14	11	7
Rental related services	11	12	11	10	40	24
Other	15	13	16	15	10	31
Total direct costs of rental operations	38	36	40	39	18	20
Cost of sales	15	17	14	14	50	20
Total costs	53	53	54	53	27	20
Gross profit	47	47	46	47	36	17
Selling and administrative expenses	24	25	22	23	45	16
Other income	—	—	—	—	100	0
Income from operations	23	23	24	24	29	19
Interest expense	3	5	2	2	232	48
Income from continuing operations before provision for income taxes	20	18	22	22	11	16
Provision for income taxes from continuing operations	5	5	5	6	20	2
Income from continuing operations	15%	13%	17%	16%	8%	21%
1.
As a result of the divestiture of Adler Tanks, the results of operations as a percentage of total revenues for the years ended December 31, 2022 and 2021, have been restated to present the results from continuing operations.

Twelve Months Ended December 31, 2023 Compared to

Twelve Months Ended December 31, 2022

Overview

Consolidated revenues in 2023 increased 13% to $841.3 million, from $733.8 million in 2022. Consolidated net income in 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks, decreased to $113.1 million, or $4.61 per diluted share in 2023, compared to $115.1 million, or $4.70 per diluted share, in 2022. The Company’s year over year total revenue increase was primarily due to higher rental, sales and rental related services revenues, as more fully described below.

Revenues from discontinued operations for the year ended December 31, 2023, was $9.4 million, compared to $98.2 million for the same period in 2022. Income from discontinued operations for the year ended December 31, 2023, was $62.8 million, which included the net gain on sale of discontinued operations of $61.5 million, compared to $11.8 million for the same period in 2022. Earnings per diluted share from discontinued operations for the year ended December 31, 2023 was $2.56, compared to $0.48 for the same period in 2022. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the consolidated financial statements.

For 2023 compared to 2022, on a consolidated basis from continuing operations:

•
Gross profit increased $103.4 million, or 36%, to $393.6 million. Mobile Modular’s gross profit increased $96.0 million, or 59%, due to higher gross profit on rental, sales and rental related services revenues. Portable Storage's gross profit increased $13.6 million, or 25%, due to higher gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit decreased $5.3 million, or 8%, primarily due to lower gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $0.9 million, or 17%, primarily due to $3.0 million lower sales revenues and lower gross margins of 20.9%, compared to 22.1% in 2022.
•
Selling and administrative expenses increased $64.6 million, or 45%, to $207.5 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $29.0 million, partly attributed to increased employee headcount from the Vesta Modular acquisition, and $21.4 million higher marketing and administrative costs, which included $15.9 million in acquisition and divestiture related transaction costs.
•
During the year ended December 31, 2023, the Company sold four properties, which resulted in a net gain on sale of $3.6 million. The gain on sale, which was presented in Other income on the Consolidated Statements of Income, contributed $0.11 in earnings per diluted share.
•
Interest expense increased $28.3 million, due to 55% higher average debt levels of the Company, accompanied by 72% higher net average interest rates of 6.12% in 2023 compared to 3.55% in 2022.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 62%, 22% and 16%, respectively, compared to 50%, 22% and 27%, respectively, in 2022. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 0% for 2023 and 1% for 2022.
•
The provision for income taxes resulted in an effective tax rate of 25.5% and 23.3% for the twelve months ended December 31, 2023 and 2022, respectively. The higher rate in 2023 was primarily due to changes in state business activity levels and nondeductible expenses.
•
Adjusted EBITDA increased $70.8 million, or 28%, to $322.0 million in 2023. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 48.

Mobile Modular

For 2023, Mobile Modular’s total revenues increased $183.0 million, or 48%, to $562.2 million compared to 2022, primarily due to higher rental, sales and rental related services revenues. Higher gross profit on rental, sales and rental related services revenues, partly offset by $52.8 million higher selling and administrative expenses, resulted in an increase in pre-tax income of $24.5 million, or 36%, to $92.0 million in 2023.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2023 compared to 2022

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$285,553	$206,070	$79,483	39%
Rental related services	114,511	74,756	39,755	53%
Rental operations	400,064	280,826	119,238	42%
Sales	155,267	97,046	58,221	60%
Other	6,905	1,339	5,566	nm
Total revenues	562,236	379,211	183,025	48%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	36,921	28,373	8,548	30%
Rental related services	75,390	49,910	25,480	51%
Other	86,983	76,819	10,164	13%
Total direct costs of rental operations	199,294	155,102	44,192	28%
Costs of sales	105,021	62,224	42,797	69%
Total costs of revenues	304,315	217,326	86,989	40%
Gross Profit
Rental	161,649	100,878	60,771	60%
Rental related services	39,121	24,847	14,274	57%
Rental operations	200,770	125,725	75,045	60%
Sales	50,246	34,822	15,424	44%
Other	6,905	1,339	5,566	nm
Total gross profit	257,921	161,885	96,036	59%
Selling and administrative expenses	(138,574)	(85,769)	52,805	62%
Other income	2,329	—	2,329	nm
Income from operations	121,676	76,116	45,560	60%
Interest expense allocation	(29,724)	(8,657)	21,067	nm
Pre-tax income	$91,952	$67,459	$24,493	36%
Other Selected Information
Adjusted EBITDA	$191,990	$121,981	$70,009	57%
Average rental equipment [1]	$1,093,086	$855,640	$237,446	28%
Average rental equipment on rent	$870,621	$667,559	$203,062	30%
Average monthly total yield [2]	2.18%	2.01%		8%
Average utilization [3]	79.7%	78.0%		2%
Average monthly rental rate [4]	2.73%	2.57%		6%
Period end rental equipment [1]	$1,163,704	$869,926	$293,778	34%
Period end utilization [3]	79.4%	80.3%		(1)%
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

Mobile Modular’s gross profit for 2023 increased $96.0 million, or 59%, to $257.9 million. For the year ended December 31, 2023 compared to the year ended December 31, 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $79.5 million, or 39%, due to 30% higher average rental equipment on rent and 6% higher average monthly rental rates in 2023. As a percentage of rental revenues, depreciation was 13% and 14% in 2023 and 2022, respectively, and other direct costs were 30% in 2023 and 37% in 2022, which resulted in gross margin percentage of 57% in 2023, compared to 49% in 2022. The higher rental revenues and increased rental margins resulted in gross profit on rental revenues increasing $60.8 million, or 60%, to $161.6 million in 2023.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $39.8 million, or 53%, compared to 2022. Most of these service revenues are negotiated with the initial lease and are recognized on a straight-line basis with the associated costs over the initial term of the lease. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The higher revenues accompanied by higher gross margin percentage of 34% in 2023, compared to 33% in 2022, resulted in rental related services gross profit increasing $14.3 million, or 57%, to $39.1 million in 2023.
•
Gross Profit on Sales – Sales revenues increased $58.2 million, or 60%, primarily due to higher new equipment sales. The higher sales revenues and lower gross margins of 32% in 2023, compared to 36% in 2022, resulted in sales gross profit increasing $15.4 million, or 44%, to $50.2 million in 2023. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2023, Mobile Modular’s selling and administrative expenses increased $52.8 million, or 62%, to $138.6 million, primarily due to increased employee salaries and benefit costs totaling $21.6 million, partly attributed to increased employee headcount from the Vesta Modular acquisition, $14.1 million higher allocated corporate expenses, which included $5.3 million of transaction costs primarily attributed to the divestiture of Adler Tanks. In addition, the Company had $10.7 million higher marketing and administrative costs compared to 2022, which included $7.7 million Vesta transaction costs.

Portable Storage

For 2023, Portable Storage’s total revenues increased $18.6 million, or 23%, to $101.1 million compared to 2022, primarily due to higher rental, rental related services and sales revenues. Higher gross profit on rental, rental related services and sales revenues, partly offset by $7.1 million higher selling and administrative expenses, resulted in an increase in pre-tax income of $3.5 million, or 12%, to $32.9 million in 2023.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Portable Storage – 2023 compared to 2022

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$74,536	$62,218	$12,318	20%
Rental related services	20,510	17,095	3,415	20%
Rental operations	95,046	79,313	15,733	20%
Sales	4,587	2,933	1,654	56%
Other	1,504	260	1,244	nm
Total revenues	101,137	82,506	18,631	23%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,514	2,799	715	26%
Rental related services	18,568	16,344	2,224	14%
Other	7,317	6,212	1,105	18%
Total direct costs of rental operations	29,399	25,355	4,044	16%
Costs of sales	2,858	1,849	1,009	55%
Total costs of revenues	32,257	27,204	5,053	19%
Gross Profit
Rental	63,705	53,207	10,498	20%
Rental related services	1,942	750	1,192	nm
Rental operations	65,647	53,957	11,690	22%
Sales	1,729	1,084	645	60%
Other	1,504	260	1,244	nm
Total gross profit	68,880	55,302	13,578	25%
Selling and administrative expenses	(31,537)	(24,465)	7,072	29%
Other income	457	—	457	nm
Income from operations	37,800	30,837	6,963	23%
Interest expense allocation	(4,950)	(1,518)	3,432	nm
Pre-tax income	$32,850	$29,319	$3,531	12%
Other Selected Information
Adjusted EBITDA	$47,147	$37,393	$9,754	26%
Average rental equipment [1]	$206,095	$169,997	$36,098	21%
Average rental equipment on rent	$159,391	$144,133	$15,258	11%
Average monthly total yield [2]	3.01%	3.05%		(1)%
Average utilization [3]	77.3%	84.8%		(9)%
Average monthly rental rate [4]	3.90%	3.60%		8%
Period end rental equipment [1]	$221,817	$184,919	$36,898	20%
Period end utilization [3]	71.5%	82.6%		(13)%
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

nm = Not meaningful

Portable Storage’s gross profit for 2023 increased $13.6 million, or 25%, to $68.9 million. For the year ended December 31, 2023 compared to the year ended December 31, 2022:

•
Gross Profit on Rental Revenues – Rental revenues increased $12.3 million, or 20%, due to 11% higher average rental equipment on rent and 8% higher average monthly rental rates in 2023. As a percentage of rental revenues, depreciation was 5% and 4% in 2023 and 2022, respectively, and other direct costs were 10% in both 2023 and 2022, which resulted in gross margin percentage of 85% in 2023 compared to 86% in 2022. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues increasing $10.5 million, or 20%, to $63.7 million in 2023.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $3.4 million, or 20%, compared to 2022. The increase in rental related services revenues was primarily attributable to increased delivery and return delivery revenues. The higher revenues coupled with higher gross margin percentage of 9% in 2023, compared to 4% in 2022, resulted in rental related services gross profit increasing $1.2 million to $1.9 million in 2023.
•
Gross Profit on Sales – Sales revenues increased $1.7 million, or 56%, primarily due to higher used equipment sales. The higher sales revenues and higher gross margins of 38% in 2023, compared to 37% in 2022, resulted in sales gross profit increasing $0.6 million, or 60%, to $1.7 million in 2023. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2023, Portable Storage’s selling and administrative expenses increased $7.1 million, or 29%, to $31.5 million, primarily due to $3.2 million higher allocated corporate expenses, which included $1.3 million of allocated transaction costs from the divestiture of Adler Tanks, and increased employee salaries and benefit costs totaling $2.0 million, as compared to 2022.

TRS-RenTelco

For 2023, TRS-RenTelco’s total revenues decreased $2.5 million, or 2%, to $148.3 million compared to 2022, primarily due to lower rental revenues, partially offset by higher sales and other revenues. Pre-tax income decreased $12.3 million, or 33%, to $24.6 million for 2023, primarily due to lower gross profit on rental and sales revenues, coupled with an increase in selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2023 compared to 2022

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$114,247	$121,375	$(7,128)	(6)%
Rental related services	3,139	3,112	27	1%
Rental operations	117,386	124,487	(7,101)	(6)%
Sales	27,119	24,571	2,548	10%
Other	3,772	1,720	2,052	nm
Total revenues	148,277	150,778	(2,501)	(2)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	48,477	49,253	(776)	(2)%
Rental related services	2,670	2,592	78	3%
Other	20,642	21,327	(685)	(3)%
Total direct costs of rental operations	71,789	73,172	(1,383)	(2)%
Costs of sales	13,884	9,707	4,177	43%
Total costs of revenues	85,673	82,879	2,794	3%
Gross Profit
Rental	45,128	50,795	(5,667)	(11)%
Rental related services	469	520	(51)	(10)%
Rental operations	45,597	51,315	(5,718)	(11)%
Sales	13,235	14,864	(1,629)	(11)%
Other	3,772	1,720	2,052	119%
Total gross profit	62,604	67,899	(5,295)	(8)%
Selling and administrative expenses	(30,962)	(27,245)	3,717	14%
Other income	832	—	832	nm
Income from operations	32,474	40,654	(8,180)	(20)%
Interest expense allocation	(8,146)	(3,294)	4,852	nm
Foreign currency exchange loss	310	(378)	688	nm
Pre-tax income	$24,638	$36,982	$(12,344)	(33)%
Other Selected Information
Adjusted EBITDA	$84,736	$92,007	$(7,271)	(8)%
Average rental equipment [1]	$388,679	$383,235	$5,444	1%
Average rental equipment on rent	$228,787	$245,893	$(17,106)	(7)%
Average monthly total yield [2]	2.43%	2.63%		(8)%
Average utilization [3]	58.9%	64.2%		(8)%
Average monthly rental rate [4]	4.16%	4.11%		1%
Period end rental equipment [1]	$374,438	$395,214	$(20,776)	(5)%
Period end utilization [3]	55.9%	59.4%		(6)%
1.
Average and Period end rental equipment represents the cost of rental equipment excluding new inventory and accessory equipment.
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2023 decreased $5.3 million, or 8%, to $62.6 million. For the year ended December 31, 2023 compared to the year ended December 31, 2022:

•
Gross Profit on Rental Revenues – Rental revenues decreased $7.1 million, or 6%, to $114.2 million, with depreciation expense decreasing $0.8 million, or 2%, and other direct costs decreasing $0.7 million, or 3%, resulting in a decrease in gross profit on rental revenues of $5.7 million, or 11%, in 2023 compared to 2022. As a percentage of rental revenues, depreciation was 42% and 41% in 2023 and 2022, respectively, and other direct costs were 18% in both 2023 and 2022, which resulted in gross margin percentage of 40% in 2023, compared to 42% in 2022. The reduction in rental revenues was attributed to 7% lower average rental equipment on rent, partly offset by 1% higher average monthly rental rates.
•
Gross Profit on Sales – Sales revenues increased $2.5 million, or 10%, to $27.1 million in 2023. Gross profit on sales decreased $1.6 million, or 11%, to $13.2 million, with a gross margin percentage of 49% in 2023, compared to 60% in 2022. The reduction in gross margin during the year was primarily attributed to a decrease in margin on used equipment sales. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2023, TRS-RenTelco’s selling and administrative expenses increased $3.7 million, or 14%, to $31.0 million, primarily due to $2.6 million higher allocated corporate expenses, which included $1.6 million of allocated transaction costs from the divestiture of Adler Tanks, as compared to 2022.

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

Revenues from discontinued operations for the twelve months ended December 31, 2022, was $98.2 million, compared to $82.2 million for the same period in 2021. Income from discontinued operations for the twelve months ended December 31, 2022, was $11.8 million, compared to $4.6 million for the same period in 2021. Earnings per diluted share from discontinued operations for 2022 was $0.48, compared to $0.19 for the same period in 2021. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the consolidated financial statements.

For 2022 compared to 2021, on a consolidated basis from continuing operations:

•
Gross profit increased $42.9 million, or 17%, to $290.2 million. Mobile Modular’s gross profit increased $41.1 million, or 23%, due to higher gross profit on rental, sales and rental related services revenues. TRS-RenTelco’s gross profit increased $6.5 million, or 11%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $4.8 million, or 48%, primarily due to $7.9 million lower sales revenues and lower gross margins of 22.1% compared to 31.8% in 2021.
•
Selling and administrative expenses increased $19.9 million, or 16%, to $142.9 million, primarily due to increased headcount and employees’ salaries and benefit costs totaling $11.2 million and $9.3 million higher marketing and administrative costs.
•
Interest expense increased $4.0 million, or 48%, due to 15% higher average debt levels of the Company, accompanied by 26% higher net average interest rates of 3.55% in 2022 compared to 2.81% in 2021.
•
Pre-tax income contribution in 2022 was 72% and 27% by Mobile Modular and TRS-RenTelco, respectively, compared to 66% and 29%, respectively, in 2021. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 1% and 4% in 2022 and 2021, respectively.
•
The provision for income taxes resulted in an effective tax rate of 23.3% and 26.3% for the twelve months ended December 31, 2022 and 2021, respectively. The lower rate in 2022 was primarily due to decreased business activity levels in higher tax rate states.
•
Adjusted EBITDA increased $30.6 million, or 14%, to $251.2 million in 2022. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 48.

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

Mobile Modular – 2022 compared to 2021

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$268,288	$220,569	$47,719	22%
Rental related services	91,851	72,330	19,521	27%
Rental operations	360,139	292,899	67,240	23%
Sales	99,979	68,982	30,997	45%
Other	1,599	1,435	164	11%
Total revenues	461,717	363,316	98,401	27%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	31,172	28,071	3,101	11%
Rental related services	66,254	53,018	13,236	25%
Other	83,031	60,429	22,602	37%
Total direct costs of rental operations	180,457	141,518	38,939	28%
Costs of sales	64,073	45,758	18,315	40%
Total costs of revenues	244,530	187,276	57,254	31%
Gross Profit
Rental	154,085	132,070	22,015	17%
Rental related services	25,597	19,310	6,287	33%
Rental operations	179,682	151,380	28,302	19%
Sales	35,906	23,225	12,681	55%
Other	1,599	1,435	164	11%
Total gross profit	217,187	176,040	41,147	23%
Selling and administrative expenses	(110,234)	(92,603)	17,631	19%
Income from operations	106,953	83,436	23,517	28%
Interest expense allocation	(10,175)	(6,433)	3,742	58%
Pre-tax income	$96,778	$77,003	$19,775	26%
Other Selected Information
Adjusted EBITDA	$159,224	$130,089	$29,135	22%
Average rental equipment [1]	$1,025,637	$925,951	$99,686	11%
Average rental equipment on rent	$811,693	$705,577	$106,116	15%
Average monthly total yield [2]	2.18%	1.99%		10%
Average utilization [3]	79.1%	76.2%		4%
Average monthly rental rate [4]	2.75%	2.61%		5%
Period end rental equipment [1]	$1,054,845	$1,001,165	$53,680	5%
Period end utilization [3]	80.7%	76.4%		6%
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

TRS-RenTelco – 2022 compared to 2021

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues
Rental	$121,375	$113,419	$7,956	7%
Rental related services	3,112	2,880	232	8%
Rental operations	124,487	116,299	8,188	7%
Sales	24,571	22,242	2,329	10%
Other	1,720	1,653	67	4%
Total revenues	150,778	140,194	10,584	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	49,253	47,374	1,879	4%
Rental related services	2,592	2,704	(112)	(4)%
Other	21,327	19,148	2,179	11%
Total direct costs of rental operations	73,172	69,226	3,946	6%
Costs of sales	9,707	9,574	133	1%
Total costs of revenues	82,879	78,800	4,079	5%
Gross Profit
Rental	50,795	46,897	3,898	8%
Rental related services	520	176	344	nm
Rental operations	51,315	47,073	4,242	9%
Sales	14,864	12,667	2,197	17%
Other	1,720	1,653	67	4%
Total gross profit	67,899	61,394	6,505	11%
Selling and administrative expenses	(27,245)	(25,152)	2,093	8%
Income from operations	40,654	36,243	4,411	12%
Interest expense allocation	(3,294)	(2,270)	1,024	45%
Foreign currency exchange loss	(378)	(210)	(168)	nm
Pre-tax income	$36,982	$33,763	$3,219	10%
Other Selected Information
Adjusted EBITDA	$92,007	$85,723	$6,284	7%
Average rental equipment [1]	$383,235	$351,895	$31,340	9%
Average rental equipment on rent	$245,893	$235,773	$10,120	4%
Average monthly total yield [2]	2.63%	2.69%		(2)%
Average utilization [3]	64.2%	67.0%		(4)%
Average monthly rental rate [4]	4.11%	4.01%		2%
Period end rental equipment [1]	$395,214	$361,130	$34,084	9%
Period end utilization [3]	59.4%	62.9%		(6)%
1.
Average and Period end rental equipment represents the cost of rental equipment excluding new inventory and accessory equipment.
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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2023	2022	2021	2020	2019
Income from continuing operations	$111,852	$103,309	$85,085	$96,121	$85,907
Provision for income taxes	37,610	31,377	30,725	28,715	28,961
Interest expense	40,560	12,230	8,244	6,680	8,894
Depreciation and amortization	107,918	93,490	87,972	75,751	69,802
EBITDA	297,940	240,406	212,026	207,267	193,564
Share-based compensation	8,157	6,747	6,585	4,746	4,805
Transaction costs [3]	15,877	4,053	2,045	—	—
Adjusted EBITDA [1]	$321,974	$251,206	$220,656	$212,013	$198,369
Adjusted EBITDA margin [2]	39%	40%	41%	43%	42%

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

For the year ended December 31, 2023, total Adjusted EBITDA from both continuing and discontinued operations was $325.7 million, excluding the gain on divestiture of Adler Tanks, compared to $288.9 million for the same period in 2022. For the years ended December 31, 2023 and 2022, the total Adjusted EBITDA from continuing operations was $322.0 million and $251.4 million, respectively, and the total Adjusted EBITDA from discontinued operations was $3.7 million and $37.7 million, respectively.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2023	2022	2021	2020	2019
Adjusted EBITDA [1]	$325,656	$288,866	$248,617	$241,023	$236,824
Interest paid	(38,603)	(14,775)	(10,326)	(9,050)	(12,475)
Income taxes paid, net of refunds received	(91,565)	(27,362)	(9,087)	(34,903)	(17,528)
Gain on sale of used rental equipment	(31,642)	(37,979)	(25,441)	(19,329)	(21,309)
Foreign currency exchange (gain) loss	(310)	378	210	(78)	(84)
Amortization of debt issuance costs	8	16	15	11	11
Change in certain assets and liabilities:
Accounts receivable, net	(35,143)	(30,524)	(23,946)	4,783	(6,310)
Prepaid expenses and other assets	(29,326)	(16,484)	(6,816)	3,807	(13,530)
Accounts payable and other liabilities	(17,826)	8,595	11,155	3,229	17,257
Deferred income	14,094	23,701	9,082	(8,989)	5,138
Net cash provided by operating activities	$95,343	$194,432	$193,463	$180,504	$187,994

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2023, the actual ratio was 3.33 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2023, the actual ratio was 2.34 to 1.

At December 31, 2023, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2023 as compared to 2022 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flows of $95.3 million for 2023, compared to $194.4 million in 2022. The $99.1 million reduction in net cash provided by operating activities was primarily the result of the $61.5 million gain on sale of discontinued operations and $48.9 million lower accounts payable and accrued liabilities in 2023, as compared to 2022.

Cash Flows from Investing Activities: Net cash used in investing activities was $391.9 million for 2023, compared to $131.4 million in 2022. The $260.4 million increase in net cash used was primarily due to the $462.1 million paid for the business acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing in 2023, partly offset by $268.0 million in proceeds received from the sale of the Adler Tanks business.

Cash Flows from Financing Activities: Net cash provided by financing activities was $296.4 million in 2023, compared to net used of $63.5 million in 2022. The change in net cash during 2023 was primarily due to increased borrowings under bank lines of credit and note purchase agreements. The borrowings in 2023 were primarily attributed to the funding of the Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing acquisitions, and capital needs for the tax obligations arising from the divestiture of Adler Tanks.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flows from operations, proceeds from the sale of rental equipment and from borrowings. During the year ended December 31, 2023, the Company sold its Adler Tanks business, generating a total of $202.7 million in net proceeds, which were primarily used to expand the Company's rental asset fleet through the purchase of Vesta Modular. Sales of rental equipment occur routinely as a normal part of the Company’s rental businesses. However, these sales can fluctuate from period to period depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offer additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2023	2022	2021	Totals
Cash provided by operating activities	$95,343	$194,432	$195,743	$485,518
Proceeds from sales of used rental equipment	66,168	73,879	57,337	197,384
Proceeds from sale of discontinued operation, net of tax	202,706	—	—	202,706
Cash available for purchase of rental equipment	364,217	268,311	253,080	885,608
Purchases of rental equipment	(229,679)	(187,689)	(114,145)	(531,513)
Cash available for other purposes	$134,538	$80,622	$138,935	$354,095

In addition to increasing its rental assets, the Company has periodically made acquisitions of businesses and business assets. During the year ended December 31, 2023, the Company transacted a total of $462.1 million in acquisition related costs. There were no acquisition related transactions during the year ended December 31, 2022 and $292.2 million in acquisition related costs during the same period in 2021. The Company had other capital expenditures for property, plant and equipment of $44.0 million in 2023, $17.6 million in 2022 and $2.7 million in 2021, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $45.6 million, $44.3 million and $42.2 million in the years ended December 31, 2023, 2022 and 2021, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2023, 2022 and 2021. As of December 31, 2023, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

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

At December 31, 2023, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $588.0 million was outstanding. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2023, the actual ratio was 3.33 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2023, the actual ratio was 2.34 to 1.

At December 31, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At December 31, 2023, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At December 31, 2023, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2023, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2023, the actual ratio was 3.33 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2023, the actual ratio was 2.34 to 1.

At December 31, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations and Commitments

At December 31, 2023, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2027, outstanding amounts under our 2.35%, 2.57% and 6.25% senior notes due in 2026, 2028 and 2030, respectively, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2023 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit	$588,000	$—	$—	$588,000	$—
6.25% Series F senior notes due in 2030	107,813	4,688	9,375	9,375	84,375
2.57% Series D senior notes due in 2028	44,626	1,028	2,056	41,542	—
2.35% Series E senior notes due in 2026	63,525	1,410	62,115	—	—
Operating leases for facilities	15,002	6,270	6,827	786	1,119
Total contractual obligations	$818,966	$13,396	$80,373	$639,703	$85,494

The Company believes that its needs for working capital and capital expenditures through 2024 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

Please see the Company's Consolidated Statements of Cash Flows on page 65 for a more detailed presentation of the sources and uses of the Company's cash.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with GAAP. A summary of the Company’s significant accounting policies are in Note 1 to the Company’s consolidated financial statements. The Company determined its critical accounting policies by considering those policies that involve the most complex or subjective assumptions, estimates, and/or judgment. Material changes in these assumptions, estimates or judgments could have the potential to have a material impact on the Company’s financial results. The Company has identified below the accounting policies that it believes could potentially have a material impact on operating results if a change in assumption, estimate and/or judgment were to occur.

Depreciation - The estimated useful lives and estimated residual values used for rental equipment are based on the Company’s experience as to the economic useful life and sale value of its products. Additionally, to the extent information is publicly available, the Company also compares its depreciation policies to other companies with similar rental products for reasonableness.

The lives and residual values of rental equipment are subject to periodic evaluation. For modular equipment, external factors to consider may include, but are not limited to, changes in legislation, regulations, building codes, local permitting, and supply or demand. Internal factors for modulars may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies. For portable storage containers, external factors to consider may include, but are not limited to, the quality of the steel construction, types of materials stored and the frequency of movements and uses. Internal factors for portable storage containers may include, but are not limited to, change in equipment specifications and maintenance policies. For electronic test equipment, external factors to consider may include, but are not limited to, technological advances, changes in manufacturers’ selling prices, and supply or demand. Internal factors for electronic test equipment may include, but are not limited to, change in equipment specifications, condition of equipment, or maintenance policies.

To the extent that the useful lives of all of our rental equipment were to decrease or increase by one year, the Company estimates the annual depreciation expense would increase or decrease by approximately $4 million. If the estimated residual values of all of our rental equipment were to change one percentage point, the Company estimates the annual depreciation expense would change by approximately $1 million. Any changes in depreciation expense as a result of a change in useful lives or residual values would result in a proportional increase or decrease in the gross profit the Company would recognize upon the ultimate sale of the equipment.

Maintenance, repair and refurbishment - Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgment is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as portable storage office conversions, restrooms, sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. The Company capitalized $16 million in extended life or value added refurbishments in 2023. Changes in these policies to expense these costs as incurred could impact the Company’s financial results.

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

Impairment of goodwill and intangible assets - The Company’s goodwill is not amortized to expense, the Company assesses whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. These impairment assessments occur annually, or more frequently if an event occurs, or circumstances change in the interim that would indicate that it was more likely than not the fair value had reduced below its carrying value. Application of the goodwill impairment assessment requires judgement including the identification of reporting units, assignment of assets and liabilities to reporting units, business projections including changes in pricing, rental and sale activity and costs, long term growth rates and discount rates. In 2023, 2022 and 2021 the Company performed qualitative assessments taking into consideration the market value of the Company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions, concluding that the fair value of the reporting units substantially exceeded the respective reporting units carrying value, including goodwill.

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

Revenue recognition:

Lease revenue - Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular building and portable storage container leases. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. Other revenues include interest income on sales-type leases and rental income on facility leases.

Non-lease revenue - Sales revenue is recognized upon delivery and installation of the equipment to customers. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete. Revenue from contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the input method based on the ratio of costs incurred to estimated total contract costs for each contract. For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract. The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation. Judgment is involved in determining the performance obligations and standalone selling prices. To the extent actual results were to differ from these estimates, the timing of profit recognition could change and impact the Company’s financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 2.35%, 2.57% and 6.25% senior notes due in 2026, 2028 and 2030, respectively, and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2023. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series E, Series D and Series F Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2023.

(dollar amounts in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Estimated Fair Value
Revolving lines of credit	$—	$—	$—	$588,000	$—	$—	$588,000	$588,000
Weighted average interest rate	—	—	—	6.63%	—	—	6.63%
2.35% Series E senior notes due in 2026	$—	$—	$60,000	$—	$—	$—	$60,000	$55,950
Stated interest rate	—	—	2.35%	—	—	—	2.35%
2.57% Series D senior notes due in 2028	$—	$—	$—	$—	$40,000	$—	$40,000	$35,931
Stated interest rate	—	—	—	—	2.57%	—	2.57%
6.25% Series F senior notes due in 2030						$75,000	$75,000	$77,283
Stated interest rate	—	—	—	—	—	6.25%	6.25%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2023, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

The Company has no derivative financial instruments that expose the Company to significant market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report filed on Form 10-K. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

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

The Company’s system of internal control over financial reporting is embodied in the Company’s Code of Business Conduct and Ethics. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business conditions and operations. On February 1, 2023, McGrath RentCorp completed its acquisition of Vesta Modular Housing Solutions Holdings, Inc. ("Vesta Modular"), as discussed in Note 4. Acquisitions. Management has excluded Vesta Modular's internal controls from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2023. Vesta Modular's revenues and total assets (excluding goodwill and intangible assets) represents approximately 13 and 14 percent, respectively, of the consolidated financial statement amounts as of, and for the fiscal year ended, December 31, 2023.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 14 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Vesta Modular was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Vesta Modular.

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

February 21, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Customer Relationships Intangible Asset Acquired through Vesta Modular Acquisition

As described further in Note 4 to the financial statements, the Company completed the purchase of substantially all of the assets of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”) for $437.2 million in cash consideration. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Certification (ASC) 805 – Business Combinations using the purchase method of accounting. We identified the valuation of the acquired customer relationships asset as a critical audit matter.

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

Our audit procedures related to the valuation of the customer relationships asset from the acquisition of Vesta Modular included the following, among others:

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

• We evaluated the Company's selection of the valuation methodology and significant assumptions for reasonableness. We compared management’s assumptions used to develop the discount rates to the weighted average cost of capital of guideline public companies. Additionally, we compared the significant assumptions related to prospective financial information to the industry. We also performed a sensitivity analysis of the significant assumptions to evaluate the impact on the concluded fair value that would result from changes in assumptions.

• We reviewed the qualifications of the external third-party valuation specialist engaged by management in the fair value determination.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

San Francisco, California

February 21, 2024

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2023	2022
Assets
Cash	$877	$957
Accounts receivable, net of allowance for credit losses of $2,801 at December 31, 2023 and $2,300 at December 31, 2022	227,368	169,937
Rental equipment, at cost:
Relocatable modular buildings	1,291,093	938,081
Portable storage containers	236,123	185,187
Electronic test equipment	377,587	398,267
	1,904,803	1,521,535
Less: accumulated depreciation	(575,480)	(531,218)
Rental equipment, net	1,329,323	990,317
Property, plant and equipment, net	169,114	138,713
Prepaid expenses and other assets	102,789	69,837
Intangible assets, net	64,588	35,431
Goodwill	323,224	106,403
Assets of discontinued operations	—	196,249
Total assets	$2,217,283	$1,707,844
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$762,975	$413,742
Accounts payable and accrued liabilities	167,523	151,208
Deferred income	111,428	82,417
Deferred income taxes, net	241,555	203,361
Liabilities of discontinued operations	—	53,171
Total liabilities	1,283,481	903,899
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,496 shares as of December 31, 2023 and 24,388 shares as of December 31, 2022	111,122	110,080
Retained earnings	822,796	693,943
Accumulated other comprehensive loss	(116)	(78)
Total shareholders’ equity	933,802	803,945
Total liabilities and shareholders’ equity	$2,217,283	$1,707,844

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenues
Rental	$474,336	$389,663	$333,988
Rental related services	138,160	94,963	75,210
Rental operations	612,496	484,626	409,198
Sales	207,165	147,720	122,305
Other	12,181	3,319	3,088
Total revenues	831,842	635,665	534,591
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	88,912	80,425	75,445
Rental related services	96,628	68,846	55,722
Other	114,942	104,358	79,577
Total direct costs of rental operations	300,482	253,629	210,744
Costs of sales	137,727	91,828	76,525
Total costs of revenues	438,209	345,457	287,269
Gross profit	393,633	290,208	247,322
Selling and administrative expenses	(207,539)	(142,914)	(123,058)
Other income	3,618	—	—
Income from operations	189,712	147,294	124,264
Interest expense	(40,560)	(12,230)	(8,244)
Foreign currency exchange gain (loss)	310	(378)	(210)
Income from continuing operations before provision for income taxes	149,462	134,686	115,810
Provision for income taxes from continuing operations	37,610	31,377	30,725
Income from continuing operations	111,852	103,309	85,085

Discontinued operations:
Income from discontinued operations before provision for income taxes	1,709	15,334	5,946
Provision for income taxes from discontinued operations	453	3,505	1,326
Gain on sale of discontinued operations, net of tax	61,513	—	—
Income from discontinued operations	62,769	11,829	4,620

Net income	$174,621	$115,138	$89,705

Earnings per share from continuing operations:
Basic	$4.57	$4.24	$3.51
Diluted	$4.56	$4.21	$3.47
Earnings per share from discontinued operations:
Basic	$2.57	$0.49	$0.19
Diluted	$2.56	$0.48	$0.19
Earnings per share:
Basic	$7.14	$4.73	$3.70
Diluted	$7.12	$4.70	$3.66
Shares used in per share calculation:
Basic	24,469	24,353	24,220
Diluted	24,529	24,519	24,515
Cash dividends declared per share	$1.86	$1.82	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$174,621	$115,138	$89,705
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	(38)	(24)	50
Comprehensive income	$174,583	$115,114	$89,755

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	24,128	$106,289	$576,419	$(104)	$682,604
Net income	—	—	89,705	—	89,705
Share-based compensation	—	7,666	—	—	7,666
Common stock issued under stock plans, net of shares withheld for employee taxes	132	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,345)	—	—	(5,345)
Dividends accrued at $1.74 per share	—	—	(42,659)	—	(42,659)
Other comprehensive income	—	—	—	50	50
Balance at December 31, 2021	24,260	108,610	623,465	(54)	732,021
Net income	—	—	115,138	—	115,138
Share-based compensation	—	8,009	—	—	8,009
Common stock issued under stock plans, net of shares withheld for employee taxes	128	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,539)	—	—	(6,539)
Dividends accrued at $1.82 per share	—	—	(44,660)	—	(44,660)
Other comprehensive loss	—	—	—	(24)	(24)
Balance at December 31, 2022	24,388	110,080	693,943	(78)	803,945
Net income	—	—	174,621	—	174,621
Share-based compensation	—	8,275	—	—	8,275
Common stock issued under stock plans, net of shares withheld for employee taxes	108	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(7,233)	—	—	(7,233)
Dividends accrued at $1.86 per share	—	—	(45,768)	—	(45,768)
Other comprehensive loss	—	—	—	(38)	(38)
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	$933,802

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$174,621	$115,138	$89,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,375	111,344	106,695
Deferred income taxes	(16,952)	4,486	26,348
Provision for credit losses	2,633	837	451
Share-based compensation	8,275	8,009	7,666
Gain on sale of property, plant and equipment	(3,618)	—	—
Gain on sale of discontinued operations	(61,513)	—	—
Gain on sale of used rental equipment	(31,642)	(37,979)	(25,441)
Foreign currency exchange (gain) loss	(310)	378	210
Amortization of debt issuance costs	8	16	15
Change in:
Accounts receivable	(37,776)	(31,361)	(24,397)
Prepaid expenses and other assets	(29,326)	(16,484)	(6,816)
Accounts payable and accrued liabilities	(32,526)	16,347	12,225
Deferred income	14,094	23,701	9,082
Net cash provided by operating activities	95,343	194,432	195,743
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	268,012	—	—
Purchases of rental equipment	(229,679)	(187,689)	(114,145)
Purchases of property, plant and equipment	(43,989)	(17,617)	(2,680)
Cash paid for acquisition of businesses	(458,315)	—	(283,124)
Cash paid for acquisition of business assets	(3,767)	—	(6,585)
Cash paid for acquisition of non-compete agreements	—	—	(2,500)
Proceeds from sales of used rental equipment	66,168	73,879	57,337
Proceeds from sales of property, plant and equipment	9,702	—	—
Net cash used in investing activities	(391,868)	(131,427)	(351,696)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	274,225	47,275	143,729
Borrowings under senior note purchase agreement	75,000	—	100,000
Principal payment of Series C senior notes	—	(60,000)	—
Principal payment of Series B senior notes	—	—	(40,000)
Taxes paid related to net share settlement of stock awards	(7,233)	(6,539)	(5,345)
Payment of dividends	(45,556)	(44,269)	(42,182)
Net cash provided by (used in) financing activities	296,436	(63,533)	156,202
Effect of foreign currency exchange rate changes on cash	9	(6)	4
Net increase (decrease) in cash	(80)	(534)	253
Cash balance, beginning of period	957	1,491	1,238
Cash balance, end of period	$877	$957	$1,491
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$38,603	$14,775	$10,326
Net income taxes paid, during the period	$91,565	$27,362	$9,087
Dividends accrued during the period, not yet paid	$12,010	$11,227	$11,280
Rental equipment acquisitions, not yet paid	$16,653	$13,220	$5,750

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

McGrath RentCorp and its wholly-owned subsidiaries (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental divisions; relocatable modular buildings, portable storage containers and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2023, the Company was comprised of four reportable business segments: modular building segment ("Mobile Modular"), portable storage container segment (“Portable Storage”), electronic test equipment segment (“TRS-RenTelco”) and classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

Agreement and Plan of Merger with WillScot Mobile Mini Holdings Corp.

On January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with WillScot Mobile Mini Holdings Corp., a Delaware corporation ("WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini (“Merger Sub I”), and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini (“Merger Sub II”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into the Company (the “First-Step Merger”), with the Company surviving the First-Step Merger and, immediately thereafter, the Company will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “Transaction”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of WillScot Mobile Mini. Each of the parties to the Merger Agreement intends that the Transaction will be treated as a single integrated transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended. Consummation of the Transaction is subject to the approval of the Company’s shareholders, the receipt of required regulatory approvals, and satisfaction or waiver of other customary closing conditions. The First-Step Merger and the Second-Step Merger will be consummated on the same day.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash (the “Per Share Cash Consideration”) or (2) 2.8211 (the “Exchange Ratio”) shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini (the “WillScot Mobile Mini Common Stock”) (the “Per Share Stock Consideration” together with the Per Share Cash Consideration, the “Merger Consideration”), as determined pursuant to the election and allocation procedures in the Merger Agreement. The Company’s shareholders will have the opportunity to elect to receive either the Per Share Cash Consideration or the Per Share Stock Consideration in respect of their Company Common Stock, provided that 60% of the Company Common Stock will be converted into the cash consideration and 40% of the Company Common Stock will be converted into the stock consideration. Pursuant to the terms of the Merger Agreement, the closing of the Merger Agreement is subject to the satisfaction of customary closing conditions, including adoption of the Merger Agreement by the Company’s shareholders and receipt of regulatory approvals. The closing of the Transaction is not subject to any financing condition.

Principles of Consolidation

The consolidated financial statements include the accounts of McGrath RentCorp and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Lease revenues - Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular building and portable storage container leases. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. Other revenues include interest income on sales-type leases and rental income on facility leases.

Non-lease revenues - Sales revenue is recognized upon delivery and installation of the equipment to customers. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. Revenue from contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the input method based on the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The Company uses third parties to provide certain services as part of its contracts with customers. The Company is considered the principal (vs. an agent) as the Company is responsible for the fulfillment of all service elements and risks associated with the underlying performance obligation. Revenue for these services is recognized on a gross basis.

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

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building and portable storage container leases. Modular building leases primarily consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, additional site-related work, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease. Costs of rental related services associated with portable storage containers consists of costs of delivery, removal and cleaning of the containers. These costs are recognized in the period the service is performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2023, 2022 and 2021.

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

Warranty Reserves

Sales of new relocatable modular buildings, portable storage containers, electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

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

Property, plant and equipment from continuing operations consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2023	2022
Land	Indefinite	$75,143	$61,487
Land improvements	20 – 50	65,931	65,451
Buildings	30	35,360	34,055
Furniture, office equipment and software	3 – 10	30,039	33,845
Vehicles and machinery	5 – 25	35,233	27,419
		241,706	222,257
Less: accumulated depreciation		(87,399)	(84,447)
		154,307	137,810
Construction in progress		14,807	903
		$169,114	$138,713

Property, plant and equipment depreciation expense was $9.7 million, $9.0 million and $8.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Construction in progress at December 31, 2023 and 2022 consisted primarily of costs related to acquisition of land and land improvements. For information on the property, plant and equipment from discontinued operations, refer to Note 5.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Maintenance, training and post implementation costs are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software costs are included in property, plant and equipment. The Company capitalized less than $0.2 million and $0.1 million in internal use software during the years ended December 31, 2023 and 2022, respectively.

Shipping Costs

The Company includes third party costs to deliver rental equipment to customers in costs of rental related services and costs of sales.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $5.9 million, $5.0 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill. At December 31, 2023 and 2022, goodwill and trade name intangible assets from continuing operations which have indefinite lives totaled $323.2 million and $106.4 million, respectively. For information on goodwill and trade name intangible assets from discontinued operations, refer to Note 5.

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

The Company conducted its annual impairment analysis in the fourth quarter of 2023. The impairment analysis did not result in an impairment charge for the fiscal year ended 2023. There were no impairment charges in 2022 or 2021. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2023	2022	2021
Weighted-average common stock for calculating basic earnings per share	24,469	24,353	24,220
Effect of potentially dilutive securities from equity-based compensation	60	166	295
Weighted-average common stock for calculating diluted earnings per share	24,529	24,519	24,515

In 2023, 2022 and 2021, there were no shares having an anti-dilutive effect requiring exclusion from the computation of diluted earnings per share.

The Company has made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Board of Directors at any time. In the twelve months ended December 31, 2023, 2022 and 2021 there were no shares of common stock repurchased. As of December 31, 2023, 1,309,805 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $59.5 million at December 31, 2023 and $52.6 million at December 31, 2022. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for credit losses in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for credit losses when an account is determined to be uncollectable. The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues. The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay. The Company recognized credit losses of $2.6 million, $0.8 million and $0.5 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. The allowance for credit losses was $2.8 million, $2.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The allowance for credit loss activity was as follows:

(in thousands)	2023	2022
Beginning balance, January 1	$2,300	$2,125
Provision for credit losses	2,633	837
Acquired reserve from Vesta Modular (see Note 4)	250	—
Derecognition of reserve from discontinued operations (see Note 5)	(450)	—
Write-offs, net of recoveries	(1,932)	(662)
Ending balance, December 31	$2,801	$2,300

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Net Investment in Sales-Type Leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its TRS-RenTelco operating segment. Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset. The net investment in sales-type leases was $3.7 million at December 31, 2023 and $4.5 million at December 31, 2022. The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of December 31, 2023. The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay. Lease receivables are considered past due 90 days after invoice. The Company manages the credit risk in net investment in sales-type leases, on an ongoing basis, using a number of factors, including, but not limited to the following: historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts. The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers. The Company does not own available for sale debt securities or other financial assets at December 31, 2023.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $169.2 million and $89.3 million compared to the recorded value of $175.0 million and $100.0 million as of December 31, 2023 and 2022, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Share-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), based upon estimated fair values. The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model and for RSUs based upon the fair market value of the underlying shares of common stock as of the date of grant. The Company recognizes share-based compensation cost ratably on a straight-line basis over the requisite service period, which generally equals the vesting period. For performance-based RSUs, compensation costs are recognized when it is probable that vesting conditions will be met. In addition, the Company estimates the probable number of shares of common stock that will be earned and the corresponding compensation cost until the achievement of the performance goal is known. The Company recognizes forfeitures based on actual forfeitures when they occur. The Company records share-based compensation costs in “Selling and administrative expenses” in the Consolidated Statements of Income. The Company recognizes a benefit from share-based compensation in the Consolidated Statements of Shareholders’ Equity if an incremental tax benefit is realized. Further information regarding share-based compensation can be found in Note 10.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period presented. Actual results could differ from those estimates. The most significant estimates included in the financial statements are the future cash flows and fair values used to determine the recoverability of the rental equipment and identifiable definite and indefinite lived intangible assets carrying value, the various assets’ useful lives and residual values, and the allowance for credit losses. In addition, determining the fair value of the assets and liabilities acquired in a business or asset acquisition can be judgmental in nature and can involve the use of significant estimates and assumptions.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On March 27, 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-01, Leases (Topic 842): Common Control Arrangements, which requires a lessee involved in a common control lease agreement to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessor obtains the right to control the use of the underlying asset through a lease with another entity not within the same control group, the amortization period cannot exceed the period of the common control group. Furthermore, the ASU requires the accounting for a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. The Company is in the process of evaluating the financial statement impact of this ASU.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280), which will require public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating reportable business segments. In addition, the ASU requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker, an amount for other segment items by reportable business segment, including a description of its composition, and the primary measures of a business segment's profit or loss in assessing segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the financial statement impact of this ASU.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which will require Companies to disclose annually the specific categories in income tax rate reconciliations, provide additional information for reconciling items which meet a quantitative threshold, and disaggregate domestic and foreign income or loss from continuing operations. Additionally, this ASU will also require the disclosure of income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. This ASU is effective for fiscal years beginning after December 15, 2024, and applied on a prospective basis. The Company is in the process of evaluating the financial statement impact of this ASU.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2023, the Company adopted the Financial Accounting Standards Board's Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the separate recognition and measurement guidance for troubled debt restructurings by creditors. In addition, the ASU requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

NOTE 4. ACQUISITIONS

On February 1, 2023, the Company completed the acquisition of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a portfolio company of Kinderhook Industries, for $437.2 million cash consideration on the closing date, which included certain adjustments, including net working capital and certain qualified capital expenditures. In connection with the acquisition, the Company purchased a representation and warranty insurance policy to provide certain recourse in the event of breaches of representations and warranties of Vesta Modular and the seller of Vesta Modular under the stock purchase agreement. Vesta Modular was a leading provider of temporary and permanent modular space solutions serving customers between its modular leasing and modular construction divisions. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification ("ASC") 805, Business Combinations, using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The financial results of Vesta Modular were a part of the Mobile Modular segment since February 1, 2023, including $7.7 million of acquisition related transaction costs incurred during the current year as a result of the acquisition.

On March 1, 2023, the Company completed the acquisition of Jerald R. Brekke, Inc., DBA Brekke Storage ("Brekke Storage"), for a total purchase price of $16.4 million. Brekke Storage was a regional provider of portable storage solutions in the Colorado market. The acquisition expanded the Portable Storage fleet by approximately 2,700 units and provided a new regional operation to serve the Colorado market. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805 using the purchase method of accounting. The financial results of Brekke Storage were a part of the Portable Storage segment since March 1, 2023, including $0.2 million of transaction costs.

On April 1, 2023, the Company completed the acquisition of Dixie Temporary Storage, LLC ("Dixie Storage"), for a purchase price of $4.9 million. Dixie Storage was a regional provider of portable storage solutions in the South Carolina market and is highly complementary to the Company's Portable Storage business segment. The acquisition expanded the Portable Storage fleet by approximately 800 units and provided a new regional operation to serve the South Carolina market. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805 using the purchase method of accounting. The financial results of Dixie Storage were a part of the Portable Storage segment since April 1, 2023, including $0.1 million of transaction costs.

On July 1, 2023, the Company completed the purchase of assets of Inland Leasing and Storage, LLC ("Inland Leasing"), for a purchase price of $3.8 million. Inland Leasing was a regional provider of portable storage solutions in the Colorado market and is highly complementary to the Company's Portable Storage business segment. The acquisition grew the Portable Storage fleet by approximately 600 units, which will further support the Colorado market. The acquisition was accounted for as a purchase of "assets" in accordance with criteria in ASC 805 and the assessment of the fair value of the purchased assets was allocated primarily to rental equipment totaling $3.0 million and intangible assets totaling $0.7 million. Supplemental pro forma information has not been provided as the historical financial results of Inland Leasing were not significant. Incremental transaction costs associated with the asset purchase were not significant.

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

Vesta Modular:

(dollar amounts in thousands)
Rental equipment	$212,639
Intangible assets:
Goodwill	211,178
Customer relationships	29,900
Non-compete	7,100
Trade name	800
Cash	11
Accounts receivable	22,666
Property, plant and equipment	1,437
Prepaid expenses and other assets	3,550
Accounts payable and accrued liabilities	(26,202)
Deferred income	(14,273)
Deferred income taxes	(11,596)
Total purchase price	$437,210

Brekke Storage:

(dollar amounts in thousands)
Rental equipment	$10,798
Intangible assets:
Goodwill	4,083
Customer relationships	949
Non-compete	59
Property, plant and equipment	875
Deferred income	(382)
Total purchase price	$16,382

Dixie Storage:

(dollar amounts in thousands)
Rental equipment	$2,758
Intangible assets:
Goodwill	1,555
Customer relationships	259
Non-compete	22
Property, plant and equipment	318
Deferred income	(161)
Total purchase price	$4,751

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $216.8 million reflects the strategic fit of Vesta Modular, Brekke Storage and Dixie Storage with the Company’s modular and portable storage business operations. The Company amortizes the acquired customer relationships over their expected useful lives of 11 years for Vesta Modular, 8 years for Brekke Storage and 9 years for Dixie Storage. The expected useful life for the non-compete agreements is 5 years. The trade name intangible acquired from the Vesta Modular acquisition will be amortized over it's useful life of nine months. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following unaudited supplemental pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the years ended December 31, 2023 and 2022, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Year Ended December 31,
(dollar amounts in thousands, except for per share amounts)	2023	2022
Pro-forma total revenues	$839,485	$765,916
Pro-forma net income	$174,325	$110,210
Pro-forma basic earnings per share	$4.56	$4.04
Pro-forma diluted earnings per share	$4.55	$4.01

Vesta Modular
Actual total revenues	$110,504
Actual net income	$21,458
Actual basic earnings per share	$0.88
Actual diluted earnings per share	$0.87

NOTE 5. DISCONTINUED OPERATIONS

On February 1, 2023, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $268.0 million. The total transaction costs incurred from the divestiture was $6.7 million and $2.1 million during the years ended December 31, 2023 and 2022, respectively. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. These ancillary agreements do not provide for continued involvement by the Company in Adler Tanks. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for the presentation of discontinued operations and held-for-sale, respectively, were met during the first quarter of 2023.

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021:

(dollar amounts in thousands)	Year Ended December 31,
	2023	2022	2021
Revenues
Rental	$6,520	$66,366	$56,025
Rental related services	2,584	27,654	22,851
Rental operations	9,104	94,020	78,876
Sales	269	2,933	2,930
Other	65	1,205	436
Total revenues	9,438	98,158	82,242
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325	16,004	16,442
Rental related services	2,020	20,947	18,534
Other	1,270	12,422	11,492
Total direct costs of rental operations	4,614	49,373	46,468
Costs of sales	159	2,085	2,075
Total costs of revenues	4,773	51,458	48,543
Gross Profit
Rental	3,926	37,940	28,091
Rental related services	564	6,707	4,317
Rental operations	4,490	44,647	32,408
Sales	110	848	855
Other	65	1,205	436
Total gross profit	4,665	46,700	33,699
Selling and administrative expenses	(2,582)	(28,428)	(25,542)
Income from operations	2,083	18,272	8,157
Interest expense allocation	(374)	(2,938)	(2,211)
Income from discontinued operations before provision for income taxes	1,709	15,334	5,946
Provision for income taxes from discontinued operations	453	3,505	1,326
Income from discontinued operations	$1,256	$11,829	$4,620

The following table presents the carrying value of the divested business' assets and liabilities as presented within assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of December 31, 2022:

December 31,
(in thousands)	2022
Assets
Accounts receivable, net of allowance for credit losses of $450	$20,086
Rental equipment, net	137,738
Property, plant and equipment, net	6,632
Prepaid expenses and other assets	191
Intangible assets, net	5,700
Goodwill	25,902
Total assets of discontinued operations	$196,249
Liabilities
Accounts payable and accrued liabilities	$9,621
Deferred income taxes, net	43,550
Total liabilities of discontinued operations	$53,171

For the years ended December 31, 2023 and 2022, significant operating and investing items related to Adler Tanks were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$1,457	$17,704
Gain on sale of used rental equipment	(111)	(704)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269	2,374
Purchases of rental equipment	(25)	(3,624)
Purchases of property, plant and equipment	(40)	(10,255)

NOTE 6. LEASES

Lessee

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately. Right-Of-Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company uses the interest rate stated in the lease as the discount rate. If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments. Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised. These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years. The amount of payments associated with such options is not material. Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less. The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases. At December 31, 2023 and 2022 the Company’s ROU assets and operating lease liabilities were $14.8 million and $11.6 million, respectively, which are recorded in Prepaid expenses and other assets and Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2023, operating lease expense was $6.7 million, which includes short term lease expense of $0.1 million. At December 31, 2023, the weighted-average remaining lease term for operating leases was 3.5 years and the weighted average discount rate was 4.94%. The Company had no sub-lease income during the year ended December 31, 2023, and did not have any finance leases as of December 31, 2023.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,441	$5,863

Right of use assets obtained in exchange for lease obligations:
Operating leases	$10,058	$3,284

As of December 31, 2023, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2024	$6,857
2025	4,940
2026	2,282
2027	575
2028	270
Thereafter	1,119
Total lease payments	16,043
Less: imputed interest	(1,270)
$14,773

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

As of December 31, 2023, maturities of operating lease payments to be received in 2024 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2024	$174,339
2025	59,505
2026	21,986
2027	9,738
2028	2,335
Thereafter	1,097
$269,000

In the year ended December 31, 2023, the Company’s lease revenues from continuing operations were $564.1 million, consisting of $561.5 million of operating lease revenues and $2.6 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. For the year ended December 31, 2023, the Company’s finance lease revenues included $2.2 million of sales revenues and $0.4 million of interest income. The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2023
Gross minimum lease payments receivable	$4,004
Less – unearned interest	(352)
Net investment in finance lease receivables	$3,652

As of December 31, 2023, the future minimum lease payments under non-cancelable finance leases to be received in 2024 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2024	$2,243
2025	884
2026	429
2027	96
Total minimum future lease payments to be received	$3,652

NOTE 7. REVENUE RECOGNITION

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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $40.7 million and $27.4 million at December 31, 2023 and 2022, respectively. Sales revenues totaling $21.4 million were recognized during the year ended December 31, 2023, which were included in the contract liability balance at December 31, 2022. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $8.7 million and $0.6 million at December 31, 2023 and 2022, respectively. The Company did not recognize any material contract asset impairments during the years ended December 31, 2023 and 2022.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of December 31, 2023, approximately $34.3 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. We expect to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next 12 months, with the remaining balance recognized thereafter. As of December 31, 2023, approximately $236.4 million of revenue was recognized for sales and non-lease services transferred at a point in time and approximately $31.3 million of revenue was recognized for sales and non-lease services transferred over time.

The Company generally rents and sells to customers on 30 day payment terms. The Company does not typically offer variable payment terms, or accept non-monetary consideration. Amounts billed and due from the Company’s customers are classified as Accounts receivable on the Company’s Consolidated Balance Sheets. For certain sales of modular buildings, progress payments from the customer are received during the manufacturing of new equipment, or the preparation of used equipment. The advance payments are not considered a significant financing component because the payments are used to meet working capital needs during the contract and to protect the Company from the customer failing to adequately complete their obligations under the contract.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular building and portable storage container leases. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as sales-type leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. Other revenues include interest income on sales-type leases and rental income on facility leases.

Non-Lease Revenues

Non-lease revenues are recognized in the period when control of the performance obligation is transferred, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For portable storage container and electronic test equipment leases, rental related services revenues for delivery and return delivery are considered non-lease revenues.

Sales revenues are typically recognized at a point in time, which occurs upon the completion of delivery, installation and acceptance of the equipment by the customer. Sales contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contracts costs for each contract. Accounting for non-lease revenues requires judgment in determining the point in time the customer gains control of the equipment and the appropriate accounting period to recognize revenue.

Sales taxes charged to customers are reported on a net basis and are excluded from revenues and expenses.

The following table disaggregates the Company’s revenues from continuing operations by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2023, 2022 and 2021:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Year Ended December 31,
2023
Leasing	$367,753	$77,181	$119,134	$—	$564,068
Non-lease:
Rental related services	36,734	19,250	2,658	—	58,642
Sales	155,267	4,587	24,951	20,192	204,997
Other	2,482	119	1,534	—	4,135
Total non-lease	194,483	23,956	29,143	20,192	267,774
Total revenues	$562,236	$101,137	$148,277	$20,192	$831,842

2022
Leasing	$267,779	$63,422	$125,695	$—	$456,896
Non-lease:
Rental related services	14,348	16,082	2,579	—	33,009
Sales	97,045	2,933	21,267	23,170	144,415
Other	39	69	1,237	—	1,345
Total non-lease	111,432	19,084	25,083	23,170	178,769
Total revenues	$379,211	$82,506	$150,778	$23,170	$635,665

2021
Leasing	$223,383	$45,792	$116,769	$—	$385,944
Non-lease:
Rental related services	13,091	11,943	2,469	—	27,503
Sales	64,809	4,175	19,788	31,081	119,853
Other	82	41	1,168	—	1,291
Total non-lease	77,982	16,159	23,425	31,081	148,647
Total revenues	$301,365	$61,951	$140,194	$31,081	$534,591

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

NOTE 8. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2023	2022
Unsecured revolving lines of credit	$588,000	$313,775
2.35% Series E senior notes due in 2026	60,000	60,000
2.57% Series D senior notes due in 2028	40,000	40,000
6.25% Series F senior notes due in 2030	75,000	—
	763,000	413,775
Unamortized debt issuance cost	(25)	(33)
	$762,975	$413,742

As of December 31, 2023, the future minimum payments under the unsecured revolving lines of credit, 2.35% Series E senior notes, 2.57% Series D senior notes and 6.25% Series F senior notes due in 2026, 2028 and 2030, respectively, are as follows:

(in thousands)
Year Ended December 31,
2024	$—
2025	—
2026	60,000
2027	588,000
2028	40,000
Thereafter	75,000
$763,000

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

At December 31, 2023, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $588.0 million was outstanding. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2023 the actual ratio was 3.31 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2023, the actual ratio was 2.35 to 1.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either: (i) SOFR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin. The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for SOFR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $650.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2023 and 2022, the applicable margins were 1.25% for SOFR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $20.0 million facility not used. The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility. The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2023	2022
Maximum amount outstanding	$591,000	$328,752
Average amount outstanding	$541,635	$276,399
Weighted average interest rate, during the period	6.63%	3.29%
Prime interest rate, end of period	8.50%	7.50%

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At December 31, 2023, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At December 31, 2023, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2023, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2023, the actual ratio was 3.33 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2023, the actual ratio was 2.34 to 1.

At December 31, 2023, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 9. INCOME TAXES

Income before provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2023	2022	2021
U.S.	$234,188	$149,759	$121,660
Foreign	228	261	96
	$234,416	$150,020	$121,756

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$57,176	$19,480	$(1,692)
State	(5,587)	8,708	5,360
Foreign	1,847	2,208	2,035
	53,436	30,396	5,703
Deferred:
U.S. Federal	4,892	4,563	23,433
State	1,481	(68)	2,896
Foreign	(14)	(9)	19
	6,359	4,486	26,348
Total	$59,795	$34,882	$32,051

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.9	4.9	5.1
State deferred tax apportionment change, net of federal benefit	(0.2)	(1.1)	1.6
Non-deductible transaction costs	0.3	—	—
Non-deductible executive compensation	0.4	0.6	0.8
Share-based compensation	(1.2)	(1.7)	(2.1)
Enactment of the Tax Cuts and Jobs Act	(0.2)	(0.2)	—
Other	0.5	(0.2)	(0.1)
	25.5%	23.3%	26.3%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2023	2022
Deferred tax liabilities:
Accelerated depreciation	$273,503	$249,568
Prepaid costs currently deductible	12,567	8,646
Other	6,767	8,124
Total deferred tax liabilities	292,837	266,338
Deferred tax assets:
Accrued costs not yet deductible	13,742	12,207
Allowance for doubtful accounts	713	588
Net operating loss carry-forward	28,670	—
Deferred revenues	5,439	4,069
Share-based compensation	2,718	2,563
Total deferred tax assets, net of valuation allowance of $0.2 million in 2023 and 2022	51,282	19,427
Deferred income taxes, net	$241,555	$246,911

The net deferred income tax liability presented in the table above for the period ended December 31, 2022, included a net deferred tax liability of $43.6 million related to the divested Adler Tanks segment and is included in Liabilities of discontinued operations on the Consolidated Balance Sheets. As of December 31, 2023, the current and deferred tax liabilities from discontinued operations of $64.8 million were paid in full and no future tax obligations pertaining to the Adler Tanks segment remain.

The Company's tax loss carryforwards for the year ended December 31, 2023, were $129.2 million and $32.2 million for federal and state jurisdictions, respectively, which are expected to result in a future federal and state tax benefit of $27.1 million and $1.5 million, respectively. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations. The company’s federal net operating loss carryforwards have an indefinite carryforward period. The company’s state net operating loss carryforwards have differing carryforward periods. The Company anticipates that the available net operating losses as of December 31, 2023, will be utilized prior to their respective expiration dates.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division. The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India that management estimated the benefit of which will not be realized. As of December 31, 2023, the Company’s foreign net operating losses for tax purposes were $0.6 million. If not realized, these carry forwards will expire in 2024.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant. The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit. In 2023, 2022 and 2021 exercise of share-based awards by employees resulted in an excess tax benefit of $2.7 million, $2.6 million and $2.5 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2023 and 2022. In addition, there have been no material changes in unrecognized benefits during 2023, 2022 and 2021.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2019.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2023, 2022 and 2021.

NOTE 10. BENEFIT PLANS

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits. Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares. There were no significant modifications to the 2016 Plan or awards classified as liabilities in the year ended December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, the share-based compensation expense was $8.3 million, $8.0 million and $7.7 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $2.2 million, $2.2 million and $2.1 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2023, 2022 and 2021.

Stock Options

As of December 31, 2023, a cumulative total of 8,458,600 shares subject to options have been granted with exercise prices ranging from $3.47 to $40.37. Of these, options have been exercised for the purchase of 6,906,363 shares, while options for 1,672,732 shares have been terminated, and options for 240 shares with an exercise price of $34.57 remained outstanding under the stock plans. These options vest over five years and expire seven years after grant. To date, no options have been issued to any of the Company’s non-employee advisors. As of December 31, 2023, 1,123,946 shares remained available for issuance of awards under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2023 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2020	409,410	$29.33
Options granted	—	—
Options exercised	(133,020)	28.57
Options cancelled/forfeited/expired	(1,760)	34.57
Balance at December 31, 2021	274,630	29.66
Options granted	—	—
Options exercised	(135,280)	25.61
Options cancelled/forfeited/expired	—	—
Balance at December 31, 2022	139,350	33.59
Options granted	—	—
Options exercised	(139,110)	33.51
Options cancelled/forfeited/expired	—	—
Balance at December 31, 2023	240	$34.57	0.17	$0.02
Exercisable at December 31, 2023	240	$34.57	0.17	$0.02
Expected to vest after December 31, 2023	—	$—	—	$—

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was $9.4 million, $7.9 million and $7.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, determined as of the date of option exercise. As of December 31, 2023, there was no unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans.

The following table indicates the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2023	Weighted-average remaining contractual life (Years)	Weighted-average grant date value	Number exercisable at December 31, 2023	Weighted-average grant date value
$30 – 35	240	0.17	$34.57	240	$34.57
$30 – 35	240	0.17	$34.57	139,350	$34.57

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

No options were granted in the years ended December 31, 2023, 2022 and 2021.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2023:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2020	225,970	$57.06
RSUs granted	116,326	72.75
RSUs vested	(116,242)	53.32
RSUs cancelled/forfeited/expired	(8,646)	52.78
Balance at December 31, 2021	217,408	67.63
RSUs granted	95,028	77.79
RSUs vested	(114,274)	58.30
RSUs cancelled/forfeited/expired	(10,754)	70.10
Balance at December 31, 2022	187,408	76.74
RSUs granted	92,320	103.56
RSUs vested	(86,402)	50.98
RSUs cancelled/forfeited/expired	(21,649)	82.69
Balance at December 31, 2023	171,677	$92.18	$27.4

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant. The performance-based RSU grants issued in 2018 and thereafter vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met. There were 88,110 performance-based RSUs expected to vest as of December 31, 2023. Service based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service based RSUs issued to the Company’s management vest over three years. There were 83,567 service-based RSUs expected to vest as of December 31, 2023. No forfeitures are currently expected. The total fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 based on the weighted average grant date values was $8.6 million, $9.3 million and $9.2 million, respectively.

Share-based compensation expense for RSUs for the years ended December 31, 2023, 2022 and 2021 was $8.3 million, $7.9 million and $7.3 million, respectively. As of December 31, 2023, the total unrecognized compensation expense related to unvested RSUs was $10.7 million and is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Each employee who has at least two months of service with the Company and is 21 years or older, is eligible to participate in the KSOP. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2023 dividends deducted by the Company were $0.5 million, which resulted in a tax benefit of approximately $0.1 million in 2023.

At December 31, 2023, the KSOP held 249,468 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2023 and 2022. As of December 31, 2023, 1,309,805 shares remain authorized for repurchase under the Repurchase Plan.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

(in thousands)
Year Ended December 31,
2024	$6,270
2025	4,702
2026	2,125
2027	516
2028	270
Thereafter	1,119
$15,002

Facility rent expense was $10.8 million in 2023, $7.0 million in 2022 and $5.6 million in 2021.

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

The Company’s health plans are self-funded high deductible plans with annual stop-loss insurance of $200,000 per claim. Beginning in 2019, the Company’s workers compensation insurance is underwritten by an insurance company with no stop-loss value and $350,000 for prior claim years. Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis. In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate. The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end. The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates. A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued. In addition, our assumptions will change as the Company’s loss experience develops. All of these factors have the potential to impact the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued. At December 31, 2023 and 2022, accruals for the Company’s health and workers’ compensation high deductible plans were $1.6 million and $2.0 million, respectively.

NOTE 13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows:

(dollar amounts in thousands)	Mobile Modular	Adler Tanks (Discontinued)	Total
Balance at December 31, 2021	$106,491	$25,902	$132,393
Changes to Design Space purchase accounting	(88)	—	(88)
Balance at December 31, 2022	106,403	25,902	132,305
Goodwill acquired through business combination	216,821	—	216,821
Derecognition of goodwill divested	—	(25,902)	(25,902)
Balance at December 31, 2023	$323,224	$—	$323,224

Intangible assets from continuing operations consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
December 31, 2023
Customer relationships	8 to 11	7.8	$73,217	$(17,003)	$56,214
Non-compete agreements	5	3.7	10,556	(3,141)	7,415
Trade name	0.75 to 8	5.3	2,000	(1,212)	788
Total amortizing			85,773	(21,356)	64,417
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(21,356)	$64,588

December 31, 2022
Customer relationships	8 to 11	6.3	$50,284	$(18,098)	$32,186
Non-compete agreements	5	3.2	3,296	(1,159)	2,137
Customer backlog	—	—	1,900	(1,900)	—
Trade name	8	6.3	1,200	(263)	937
Total amortizing			56,680	(21,420)	35,260
Trade name - non-amortizing	Indefinite		5,871	—	5,871
Total			$62,551	$(21,420)	$41,131

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2023, with no indicators of impairment. In addition, no impairment triggering events occurred during the year ended December 31, 2023. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The

Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the years ended December 31, 2023, 2022 and 2021 was $10.7 million, $5.9 million and $5.9 million, respectively. Based on the carrying values at December 31, 2023 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $10.3 million in 2024, $10.2 million in 2025, $9.8 million in 2026, $9.6 million in 2027 and $8.2 million in 2028. For information on intangible assets from discontinued operations refer to Note 5.

NOTE 14. RELATED PARTY TRANSACTIONS

There were no significant related party transactions in the years ended December 31, 2023, 2022 and 2021, or amounts owed to related parties at such dates.

NOTE 15. SEGMENT REPORTING

During the quarter ended December 31, 2023, the Company determined that its Portable Storage business segment met the criteria for separate recognition as defined in the Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The guidance under this topic requires a public business entity to evaluate both quantitative and qualitative thresholds to determine the significance of a business segment and whether the separate reporting of a business segment enhances the users understanding of the reporting entity's performance, future net cash flows and judgments. The Company evaluated the guidance within Topic 280 and made its determination to separately report the Portable Storage segment primarily due to the Company's continued growth in container fleet purchases and related increased revenues and improved profitability performance when compared to previously reported periods.

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex. Management focuses on several key measures to evaluate and assess each segment’s performance including rental revenue growth, gross margin and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information from continuing operations for the years ended December 31, 2023, 2022 and 2021, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex [1]	Consolidated
Year Ended December 31,
2023
Rental revenues	$285,553	$74,536	$114,247	$—	$474,336
Rental related services revenues	114,511	20,510	3,139	—	138,160
Sales and other revenues	162,172	6,091	30,891	20,192	219,346
Total revenues	562,236	101,137	148,277	20,192	831,842
Depreciation of rental equipment	36,921	3,514	48,477	—	88,912
Gross profit	257,921	68,880	62,604	4,228	393,633
Selling and administrative expenses	(138,574)	(31,537)	(30,962)	(6,466)	(207,539)
Other income	2,329	457	832	—	3,618
Income (loss) from operations	121,676	37,800	32,474	(2,238)	189,712
Interest expense (income) allocation	29,724	4,950	8,146	(2,260)	40,560
Income before provision for income taxes	91,952	32,850	24,638	22	149,462
Rental equipment acquisitions	176,200	27,967	28,945	—	233,112
Accounts receivable, net (period end)	175,360	16,057	25,511	10,440	227,368
Rental equipment, at cost (period end)	1,291,093	236,123	377,587	—	1,904,803
Rental equipment, net book value (period end)	967,712	217,315	144,296	—	1,329,323
Utilization (period end) [2]	79.4%	71.5%	55.9%
Average utilization [2]	79.7%	77.3%	58.9%

Segment Data (Continued) (dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex [1]	Consolidated
Year Ended December 31,
2022
Rental revenues	$206,070	$62,218	$121,375	$—	$389,663
Rental related services revenues	74,756	17,095	3,112	—	94,963
Sales and other revenues	98,385	3,193	26,291	23,170	151,039
Total revenues	379,211	82,506	150,778	23,170	635,665
Depreciation of rental equipment	28,373	2,799	49,253	—	80,425
Gross profit	161,885	55,302	67,899	5,122	290,208
Selling and administrative expenses	(85,769)	(24,465)	(27,245)	(5,435)	(142,914)
Income (loss) from operations	76,116	30,837	40,654	(313)	147,294
Interest expense (income) allocation	8,657	1,518	3,294	(1,239)	12,230
Income before provision for income taxes	67,459	29,319	36,982	926	134,686
Rental equipment acquisitions	87,535	34,072	69,928	—	191,535
Accounts receivable, net (period end)	124,184	14,923	26,442	4,302	169,851
Rental equipment, at cost (period end)	929,636	193,632	398,267	—	1,521,535
Rental equipment, net book value (period end)	637,151	178,241	174,924	—	990,316
Utilization (period end) [2]	80.3%	82.6%	59.4%
Average utilization [2]	78.0%	84.8%	64.2%

2021
Rental revenues	$175,626	$44,943	$113,419	$—	$333,988
Rental related services revenues	59,756	12,574	2,880	—	75,210
Sales and other revenues	65,983	4,434	23,895	31,081	125,393
Total revenues	301,365	61,951	140,194	31,081	534,591
Depreciation of rental equipment	25,852	2,219	47,374	—	75,445
Gross profit	136,618	39,422	61,394	9,888	247,322
Selling and administrative expenses	(72,091)	(20,512)	(25,152)	(5,303)	(123,058)
Income from operations	64,526	18,910	36,243	4,585	124,264
Interest expense (income) allocation	5,553	880	2,270	(459)	8,244
Income before benefit for income taxes	58,973	18,030	33,763	5,044	115,810
Rental equipment acquisitions	151,625	36,767	61,097	—	249,489
Accounts receivable, net (period end)	101,839	10,456	22,115	8,711	143,121
Rental equipment, at cost (period end)	879,272	160,822	361,391	—	1,401,485
Rental equipment, net book value (period end)	603,497	148,040	161,900	—	913,437
Utilization (period end) [2]	75.3%	82.5%	62.9%
Average utilization [2]	75.4%	81.0%	67.0%
1.
Gross Enviroplex sales revenues were $22,615, $24,162 and $32,095 in 2022, 2021 and 2020, respectively. There were $2,422, $992 and $969 inter-segment sales to Mobile Modular in 2023, 2022 and 2021, respectively, which have been eliminated in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues during 2023, 2022 and 2021. Revenue from foreign country customers accounted for 3% of the Company’s total revenues for 2023 and 4% for years 2022 and 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

On February 1, 2023, McGrath RentCorp completed its acquisition of Vesta Modular Housing Solutions Holdings, Inc. ("Vesta Modular"). Management has excluded Vesta Modular's internal controls from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2023. Vesta Modular's revenues and total assets (excluding goodwill and intangible assets) represents approximately 13% and 14%, respectively, of the consolidated financial statement amounts as of, and for the fiscal year ended, December 31, 2023.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2023, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 57.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

During the three months ended December 31, 2023, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2023.

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

Filed as exhibit 1.02 to the Company’s Current Report on Form 8-K (filed February 1, 2023), and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (filed January 29, 2024), and incorporated herein by reference.

3.1	Articles of Incorporation of McGrath RentCorp. ‘p’	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp. ‘p’	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed herewith.

4.1

Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of June 8, 2023 (filed as Exhibit 10.1 to Registrant's Current Report on 8-K filed on June 13, 2023, and incorporated herein by reference).

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed June 13, 2023), and incorporated herein by reference.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.1	Amended and Restated Guaranty, dated as of July 15, 2022, among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the Administrative Agent.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.2	Amended and Restated Credit Facility Letter Agreement, dated as of August 19, 2022, between the Company and MUFG Union Bank, N.A.	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.

4.2.3	Amended and Restated Credit Line Note, dated as of August 19, 2022, in favor of MUFG Union Bank, N.A.	Filed as exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.
4.3	Description of Registrant’s Securities.	Filed as exhibit 4.2.4 to the Company’s Annual Report on Form 10K for the year ended December 31, 2019 (filed February 25, 2020), and incorporated herein by reference.

10.1†	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.1.1†	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

Number	Description	Method of Filing

10.2†	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.1†	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.2†	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.3†	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.2.4†	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.3†	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.4†	McGrath RentCorp Change in Control Severance Plan and Summary Plan Description	Filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

10.5†	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.

10.5.1†	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement - Corporate	Filed as exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

10.5.2†	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement - Division Management	Filed as exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.

10.5.3†	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement - Enviroplex	Filed as exhibit 10.8.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed April 28, 2022), and incorporated herein by reference.
10.6†	Form of Indemnification Agreement with Directors and Officers	Filed herewith.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97	McGrath RentCorp Compensation Recoupment Policy	Filed herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104 Cover Page Interactive Data File (embedded within the inline XBRL document).

† = Indicates a management contract or compensatory plan

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2024		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Nicolas Anderson	Director	February 21, 2024
NICOLAS ANDERSON

/s/ Kim A. Box	Director	February 21, 2024
KIM A. BOX

/s/ Smita Conjeevaram	Director	February 21, 2024
Smita Conjeevaram

/s/ William J. Dawson	Director	February 21, 2024
WILLIAM J. DAWSON

/s/ Elizabeth A. Fetter	Director	February 21, 2024
ELIZABETH A. FETTER

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 21, 2024
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Chairman of the Board	February 21, 2024
BRADLEY M. SHUSTER