Form 10-K/A
period 2023-12-31
MCGRATH RENTCORP
filed 2024-04-16
CIK 752714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
As of April 1, 2024, 24,548,743 shares of Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
McGrath Rentcorp (the “Company”) is filing this Amendment to amend its Annual Report on Form
10-K
(the
“Form10-K”)
for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”)
on
February 21, 2024 (the “Original Annual Report”), to provide the information required by Part III of Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment also amends the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.
Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date on which it was filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with our other filings made with the SEC subsequent to the filing of the Original Annual Report.
Proposed Acquisition by WillScot Mobile Mini
On January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WillScot Mobile Mini Holdings Corp., a Delaware corporation (“WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into the Company (the “First-Step Merger”), with the Company surviving the First-Step Merger and, immediately thereafter, the Company will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “Transaction”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of WillScot Mobile Mini. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash or (2) 2.8211 shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini, as determined pursuant to the election and allocation procedures set forth in the Merger Agreement. The consummation of the Transaction is subject to certain closing conditions set forth in the Merger Agreement. For additional information regarding the Transaction, please refer to the Company’s current report on Form
8-K
and Amendment No. 1 on Form
8-K/A,
each filed with the SEC on January 29, 2024, as well as the preliminary Registration Statement on
S-4/Proxy
Statement filed by WillScot Mobile Mini with the SEC on April 8, 2024 (the “Merger Proxy Statement”).

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The Company’s bylaws authorize the number of directors to be not less than five (5) and not more than nine (9). The Board of Directors is currently fixed at seven (7) directors and composed of the following directors: Nicolas C. Anderson, Kimberly A. Box, Smita Conjeevaram, William J. Dawson, Elizabeth A. Fetter, Joseph F. Hanna, and Bradley M. Shuster.

The following table sets forth certain information with respect to the directors of the Company as of February 29, 2024:

Name of Nominee	Age	Principal Occupation	Director Since
Nicolas C. Anderson	39	Managing Partner of Elm Grove Partners and Chief Executive Officer of ArcherHall	2022
Kimberly A. Box	64	Former President and Chief Executive Officer of Gatekeeper Innovation, Inc.	2018
Smita Conjeevaram	63	Former Chief Financial Officer of Fortress Investment Group LLC	2021
William J. Dawson	69	Former Chief Financial Officer of Adamas Pharmaceuticals, Inc.	1998
Elizabeth A. Fetter	65	Former Chief Executive Officer of Symmetricom, Inc.	2014
Joseph F. Hanna	61	Chief Executive Officer and President of the Company	2017
Bradley M. Shuster	69	Chairman of the Board of Directors of the Company and Executive Chairman and Chairman of the Board of NMI Holdings, Inc.	2017

Nicolas C. Anderson was elected a director of the Company in December 2022. Mr. Anderson currently serves as the founder and Managing Partner of Elm Grove Partners, an entrepreneurial private equity firm focused on control investments in established lower middle-market companies. Since 2013 he has had primary responsibility for raising equity capital and debt financing and leading the investment analysis for potential acquisitions. Mr. Anderson is also currently Chief Executive Officer of ArcherHall, an Elm Grove Partners portfolio company which provides data and document management services to law firms. At ArcherHall, he has led the transformation of the company from a local legal photocopier to one of the largest digital forensics firms in the United States. Previously, Mr. Anderson worked in the investment bank at JPMorgan in New York, as well as two other boutique investment banks. During his career on Wall Street, he worked on over a billion dollars of transactions, including equipment lease financing, mortgage-backed securities, and other complex securitizations, as well as traditional debt and equity financing. He held the Series 7 and Series 63 securities licenses. Mr. Anderson serves on the board of Bank of Marin (NASDAQ: BMRC), where he serves on the Audit Committee, Compensation Committee, and the Nominating and Governance Committee. Additionally, Mr. Anderson serves on the board of YMCA of Superior California, a privately held organization focused on the positive development of youth, healthy living for people of all ages, and social responsibility in addressing the critical needs of the communities it serves and he is a member of the Audit Committee and Finance Committee . He previously was on the board of American River Bank (NASDAQ: AMRB) and was the chair of the Directors Loan Committee and a member of the Nominating and Audit Committees, as well as a special committee formed to evaluate and execute M&A opportunities. Mr. Anderson received an AB in Economics from Harvard University and an MBA with Distinction from Harvard Business School.

Mr. Anderson is a seasoned public company independent director, chief executive, private equity investor, and entrepreneur. His leadership in finance and business brings valuable experience to the Board of Directors.

Kimberly A. Box was elected a director of the Company in 2018 and currently serves as Chair, Compensation Committee. Ms. Box was previously the President and Chief Executive Officer of Gatekeeper Innovation, Inc., a healthcare company that creates products to keep medications safe. She joined the company in 2016. Prior to joining Gatekeeper Innovation, Ms. Box enjoyed a successful 29-year career with Hewlett Packard (NYSE: HPQ), holding various executive positions, the most recent being Vice President Global IT Services, a position she held until 2009 when she left Hewlett Packard. Ms. Box also serves on the Board of Directors of Applied Science, Inc. (“ASI”) and formerly American River Bank (NASDAQ: AMRB) until it was acquired in 2021. Ms. Box holds a Bachelor of Science in Business Administration with a concentration in Management and a minor in Computer Science from California State University, Chico. She also completed the Executive Development Program at The Wharton School of the University of Pennsylvania and has a NACD Directorship Certification™ (2021) and a CERT in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University (2022). Ms. Box is on the NACD Northern California Chapter board and recently served as the Chair, and was named to the NACD Directorship 100™, an annual recognition of the leading corporate directors who significantly impact boardroom practices and performance.

With her diverse cross-industry experience in the information technology and healthcare industries, Ms. Box brings a unique perspective and valuable experience to the Board of Directors. Additionally, Ms. Box’s special skills include experience with global leadership, digital transformation, mergers and acquisition, strategic leadership, IT systems and cybersecurity, managed outsourced services, and community engagement. Ms. Box also has ample public board and committee chair experience.

Smita Conjeevaram was elected a director of the Company in January 2021and currently serves as Chair, Nominating and Governance Committee. Ms. Conjeevaram previously served as Chief Financial Officer of Credit Hedge Funds & Deputy Chief Financial Officer of the Credit Funds for Fortress Investment Group LLC from 2010 to 2013. She also previously served as Chief Financial Officer for Everquest Financial LLC; Strategic Value Partners, LLC; ESL Investments, Inc.; and Sentinel Advisors, LLC. She is a CPA with experience at Price Waterhouse as Manager, International Tax—Financial Services Group and at Ernst & Young as Senior, General Tax. Ms. Conjeevaram serves on the Board of Directors of SS&C Technologies Holdings, Inc. (NASDAQ: SSNC), SkyWest, Inc. (NASDAQ: SKYW), and WisdomTree Investments, Inc. (NYSE: WT). Ms. Conjeevaram has a B.S., Accounting and Business Administration, Magna Cum Laude, from Butler University, Indianapolis, Indiana and a B.A., Economics from Ethiraj College, Madras, India.

Ms. Conjeevaram’s leadership in the financial industry as well as her accounting and compliance background bring significant and valuable experience to the Board of Directors. Additionally, Ms. Conjeevaram’s special skills include experience in the technology industry; investment, finance, and accounting; and risk management. She also has extensive public board and committee member experience and is an Audit Committee financial expert per the listing standards of the NASDAQ Stock Market. The Company and Ms. Conjeevaram believe that she has sufficient time and attention to devote to her responsibilities as a director of the Company.

William J. Dawson was elected a director of the Company in 1998 and currently serves as Chair, Audit Committee. Mr. Dawson previously served as the Chief Financial Officer at Adamas Pharmaceuticals, Inc. (NASDAQ: ADMS), a specialty pharmaceutical company, from 2014 until his retirement in 2017, where he had consulted in 2013 until he joined as CFO in 2014. He also previously served as Chief Financial Officer at Catalyst Biosciences, Inc., a then privately-held biotechnology company, for two years from 2010 to 2012 and he was Vice President, Finance and Chief Financial Officer of Cerus Corporation (NASDAQ: CERS), a publicly held biopharmaceutical company, from August 2004 to April 2009. Prior to joining Cerus, he spent a total of 26 years in senior financial positions at companies in biotechnology, healthcare services and information technology, investment banking, energy, and transportation. As an investment banker, Mr. Dawson assisted in three public equity offerings for the Company, beginning with its initial public offering in 1984. He also serves on the Board of Directors of Wellington Trust Company, a private institutional investment management company and subsidiary of Wellington Management Company, LLP. Mr. Dawson received an A.B. in Mechanical Engineering from Stanford University and an M.B.A. from Harvard Business School.

With his wealth of experience in financial and strategic transactions, as well as his experiences in the transportation, technology, and energy industries, and as Chief Financial Officer of publicly traded companies, Mr. Dawson provides significant value to the Board of Directors. Additionally, Mr. Dawson’s special skills include experience with mergers and acquisitions; finance, accounting, and SEC filings; capital markets; business development; IT systems and cybersecurity; strategic and corporate development; stockholder engagement; and philanthropic and community engagement. Mr. Dawson also has extensive public board and committee chair experience and is an Audit Committee financial expert per the listing standards of the NASDAQ Stock Market.

Elizabeth A. Fetter was elected a director of the Company in 2014. Ms. Fetter also serves as a member of the Board of Directors of Fox Factory Holding Corporation (NASDAQ: FOXX), the world’s leader in suspension and auxiliary products for recreational vehicles, since June 2017. Ms. Fetter previously served as a member of the Board of Directors of Talend (NASDAQ: TLND) (2020-2021), a global leader in cloud data integration and data integrity, and Symmetricom, Inc. (2000-2013), a provider of timekeeping technologies, instruments, and solutions. She was appointed as President and Chief Executive Officer of Symmetricom in April 2013. She served in this capacity until Symmetricom’s acquisition by Microsemi Corporation in November 2013. Ms. Fetter also previously served as President and Chief Executive Officer of NxGen Modular LLC, a provider of modular buildings and assemblies from 2011 to 2012. In 2007, Ms. Fetter was President, Chief Executive Officer and a director of Jacent Technologies, a privately held supplier of on-demand ordering solutions for the restaurant industry. Ms. Fetter also served on the boards of Quantum Corporation, a data storage company, from 2005 to 2013 and Ikanos Corporation, a provider of broadband solutions, from 2008 to 2009. She previously held the position of Chair of the Board of Trustees of Alliant International University, Inc., a private-equity funded university, where she served as a trustee from 2004 to 2013 and as a member of the Board of Directors from 2015 to 2017.

In addition, Ms. Fetter previously served as a Division CFO, taught Finance and Accounting at the Graduate level and taught strategy for UC Berkeley Extension International Management Seminars. With over 25 years of public and private company board service and past CEO experience at multiple firms across the industries of technology, telecommunications, and real estate, she is a valuable complement to the Board of Directors. Ms. Fetter holds a B.A., Communications from Penn State University, an M.S., Industrial Administration from Carnegie Mellon University (Tepper & Heinz Schools), and an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization.

Joseph F. Hanna was appointed President, Chief Executive Officer and a director of the Company in February 2017 after serving 14 years in positions of progressive responsibility. Ms. Hanna also serves as a member of the Board of Directors of Janus International Group (NYSE: JBI), the leading global provider of self-storage and commercial industrial doors, relocatable storage units, facility automation solutions, and door replacement and self-storage restoration services, since January 2024. Previously, Mr. Hanna served as the Chief Operating Officer of the Company from 2007 to 2017. From 2005 to 2007, he served as Senior Vice President of Operations, and he joined the Company in 2003 as Vice President of Operations. Mr. Hanna has been instrumental in developing and driving the strategic product and geographic expansion of the Company’s varied rental businesses throughout his tenure. He is well qualified to serve as Chief Executive Officer and as a member of the Board of Directors because of his deep institutional knowledge of the Company, its products, services, strategies, and customers. Previously Mr. Hanna held various sales and operational leadership positions at SMC Corporation of America (a subsidiary of SMC Corporation, Tokyo, Japan). His prior experience also includes serving as an officer in the United States Army. Mr. Hanna received a B.S. in Electrical Engineering from the United States Military Academy, West Point, New York.

Bradley M. Shuster was elected a director of the Company in 2017 and Chairman of the Board in 2021. He previously held the position of Vice-Chairman from 2020 to 2021. Mr. Shuster has served as Executive Chairman and Chairman of the Board of NMI Holdings, Inc. (NASDAQ: NMIH) since January 2019. Mr. Shuster founded National MI and served as Chairman and Chief Executive Officer of the company from 2012 to 2018. Prior to founding National MI, Mr. Shuster was a senior executive of The PMI Group, Inc. (NYSE: PMI), where he served as Chief Executive Officer of PMI Capital Corporation. Before joining PMI in 1995, Mr. Shuster was a partner at Deloitte LLP, where he served as partner-in-charge of Deloitte’s Northern California Insurance and Mortgage Banking practices. He also serves as an independent director of WaFd, Inc. (NASDAQ: WAFD. He holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of California, Los Angeles. Mr. Shuster has received both CPA and CFA certifications. Additionally, Mr. Shuster completed the National Association of Corporate Directors Cyber-Risk Oversight Program, earning the CERT Certificate in Cybersecurity Oversight.

With his extensive experience in the financial sector, as well as his experiences as Executive Chairman and as a senior executive of various publicly traded companies, Mr. Shuster provides significant value to the Board of Directors. Additionally, Mr. Shuster’s special skills include experience with mergers and acquisitions; finance, accounting, and investments; business development and operations; strategic and corporate development; and stockholder engagement. Mr. Shuster also has extensive public board and committee chair experience and is an Audit Committee financial expert per the listing standards of the NASDAQ Stock Market.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information with respect to the executive officers and directors of the Company as of February 29, 2024:

Name	Age	Position Held with the Company
Joseph F. Hanna	61	Chief Executive Officer, President and Director
Keith E. Pratt	61	Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary
David M. Whitney	59	Vice President, Principal Accounting Officer and Corporate Controller
Tara Wescott	50	Vice President, Human Resources
Gilda Malek	55	Vice President, General Counsel and Corporate Secretary
Kristina Van Trease	54	Senior Vice President, Chief Strategy Officer
Philip B. Hawkins	48	Senior Vice President, Mobile Modular
John P. Skenesky	57	Vice President, TRS-RenTelco
John P. Lieffrig	59	Vice President, Portable Storage
Nicolas C. Anderson(1)(2)	39	Director
Kimberly A. Box(1)(3)	64	Director
Smita Conjeevaram(2)(3)	63	Director
William J. Dawson(1)(2)	69	Director
Elizabeth A. Fetter(1)(2)	65	Director
Bradley M. Shuster(1)(3)	69	Chairman of the Board of Directors

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Corporate Governance and Nominating Committee

Keith E. Pratt was appointed Executive Vice President of the Company in February 2017. He was appointed Senior Vice President in June 2007 and joined the Company in January 2006 as Vice President and was appointed Chief Financial Officer in March 2006. Prior to joining the Company, he was with Advanced Fibre Communications (“AFC”), a public telecommunications equipment company in Petaluma, California, where he served as Senior Vice President and Chief Financial Officer. Mr. Pratt served as Chief Financial Officer from 1999 until AFC was acquired by Tellabs, Inc. at the end of 2004. He also served as Director of Corporate Development at AFC from 1997 to 1999 prior to becoming Chief Financial Officer. Prior to Mr. Pratt joining AFC, he served as Director, Strategy & Business Development Group at Pacific Telesis Group, Inc. from 1995 to 1997. Mr. Pratt has an undergraduate degree from Cambridge University in Production Engineering and an M.B.A. from Stanford University.

David M. Whitney joined the Company as its Corporate Controller in 2000 and was appointed Vice President and Principal Accounting Officer in March 2006. Previously, he was Manager of Regional Accounting for The Permanente Medical Group in Oakland, California. Mr. Whitney holds a B.S. in Accounting from California State University at Hayward and is a Certified Public Accountant.

Tara Wescott joined the Company in 2020 as Vice President, Human Resources. Prior to joining the Company, Ms. Wescott held various senior executive leadership roles in Human Resources between 2000—2020 at Macy’s Inc., including leading Human Resources for Macys.com and Macy’s Technology. Ms. Wescott graduated from California State University, East Bay with a B.S. in Business Administration with a concentration in Marketing.

Gilda Malek joined the Company in 2023 as Vice President, General Counsel and Corporate Secretary. In her role, Ms. Malek oversees our legal, safety and real estate functions. Prior to joining the Company, Ms. Malek served as Deputy General Counsel at Confluent, a SaaS company, for nearly two years. Prior to Confluent, Ms. Malek worked at AECOM, a global infrastructure firm, in various leadership roles in the company’s Legal Department between 2007 and 2020. Responsibilities included subsidiary General Counsel, division Chief Counsel and Corporate Deputy General Counsel. Ms. Malek received her J.D. from University of San Francisco, School of Law, and her B.A. in Political Science from University of California, Irvine.

Kristina Van Trease was appointed Senior Vice President, Chief Strategy Officer in December of 2023. She previously served as Senior Vice President, Strategy and Business Development, and earlier as Vice President and Division Manager of Adler Tank Rentals, a former division of the Company, from August 2016 through January 2022. Prior to that, Ms. Van Trease was responsible for the startup of our Mobile Modular Portable Storage business and served as Vice President and Division Manager of the business from June 2009 to August 2016. From July 2007 through June 2009, she served as our Director of Corporate Development. She joined the Company in 1992 and has served in corporate management roles as well as sales and management positions for the Company’s TRS-RenTelco division. Ms. Van Trease received a B.S. in Business Administration with a concentration in Marketing from San Jose State University.

Philip B. Hawkins was appointed Senior Vice President and Division Manager, Mobile Modular in January of 2022. In addition to his existing oversight of Enviroplex, Inc. since June 2019, he also oversees Kitchens to Go by Mobile Modular as of April 2021. He previously served as Vice President and Division Manager of Mobile Modular from November 2011 through December 2021 and as Vice President and Division Manager of TRS-RenTelco from June 2007 to November 2011. Mr. Hawkins also held the role of Manager, Corporate Financial Planning and Analysis from June 2004 to June 2007. Prior to that, Mr. Hawkins was a Senior Business Analyst for Technology Rentals and Services (TRS), an electronics equipment rental division of CIT Technologies Corporation, from December 2003 until TRS was acquired by the Company in June 2004. He previously served as Director of Portfolio Management and held other leadership roles with Dell Financial Services from April 1999 to December 2003. Mr. Hawkins received B.S. degrees in Accounting, Finance and Computer Information Systems from Arizona State University.

John P. Skenesky was appointed Vice President and Division Manager of TRS-RenTelco in November 2011. He previously served as the division’s Director of Sales and Product Management from June 2007 to November 2011 and Director of Operations and Product Management from June 2004 to June 2007. Mr. Skenesky joined the Company in 1995 and served in branch management and sales roles for the RenTelco division. Prior to joining the Company, Mr. Skenesky served in lab and product management roles at Genstar Rentals from 1991 to 1994. He also served in the United States Navy from 1984 to 1990 as an electronics technician on submarines. Mr. Skenesky received an M.B.A. from Texas Christian University in 2007.

John P. Lieffrig joined the Company and was appointed Vice President and Division Manager of Mobile Modular Portable Storage in August 2016. He previously served as Vice President Sales North America for Modular Space Corporation from 2005 to 2015. Mr. Lieffrig has held several executive leadership roles with equipment rental and business-to-business service organizations, including Aramark Corporation from 2002 to 2005 and GE Capital from 1988 to 2002. He also served on the Modular Building Institute Board of Directors for eight years and was elected President in 2013. Mr. Lieffrig received B.A. degrees in Business Administration and Marketing from Carthage College.

Each executive officer of the Company serves at the pleasure of the Board of Directors.

Characteristics of Director Nominees

The chart below details our Board of Directors’ diversity composition by various characteristics as defined by the NASDAQ Stock Market board diversity and disclosure Rule 5605(f). For more information regarding our philosophy concerning the diversity and recruitment of our directors, see “Qualifications of Directors and Assessment of Diversity” in this Amendment.

Board Diversity Matrix as of February 29, 2024
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	4
Part II: Demographic Background
African American or Black		1
Alaskan Native or Native American
Asian	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	3
Two or More Races or Ethnicities
LGBTQ
Did Not Disclose Demographic Background

Corporate Governance Overview

Our Board of Directors is committed to strong and effective corporate governance, and, as a result, it regularly monitors our corporate governance policies and practices to ensure compliance with applicable laws, regulations, and rules, as well as best practices.

Our corporate governance program features the following:

•	We have an independent Chairman of the Board of Directors;

•	All of our directors, other than our Chief Executive Officer, are independent;

•	All of our directors are up for re-election annually;

•

Three of our seven director nominees are women; additionally, two of our directors are diverse representatives from under-represented communities (as those communities are defined pursuant to California AB 979);

•

Each director attended at least 75% of the aggregate total number of Board meetings and the total number of meetings of Board committees on which such director served during the time he or she served on the Board or committees in 2023;

•	We have no shareholder rights plan in place;

•

Our Board committees regularly review and update, as necessary, the committee charters, which clearly establish the roles and responsibilities of each such committee, and such charters are posted on our website for review;

•	Our Board generally has an executive session among our non-employee and independent directors after every board meeting;

•	The majority of our Audit Committee members qualify as Audit Committee financial experts;

•	Our Board enjoys unrestricted access to the Company’s management, employees, and professional advisers;

•	We have a code of business conduct and ethics that is reviewed regularly for best practices and is posted on our website for review;

•	We have a clear set of corporate governance guidelines that are reviewed regularly for best practices and posted on our website for review;

•	We are committed to corporate and social responsibility;

•	We have no supermajority voting provisions in our charter documents;

•	We have a compensation recoupment policy;

•	Our insider trading policy prohibits hedging, pledging, or engaging in derivative actions relating to our stock by all employees, officers, and directors;

•	Our Board performs an annual self-assessment to evaluate its effectiveness in fulfilling its obligations;

•	We conduct an annual say-on-pay vote;

•	Board and Chief Executive Officer succession planning is a focus and continual Board discussion topic;

•

Our corporate governance documents do not contain a supermajority standard for the approval of a merger or a business combination, which transaction requires the affirmative vote of a majority of the outstanding shares;

•	We had no related party transactions as defined by the Securities and Exchange Commission in 2023; and

•	We have a stock ownership and holdback requirement to ensure that our executive officers remain aligned with the interests of the Company and our shareholders.

Director Independence

The Board of Directors has determined that the six (6) non-employee directors on the Board of Directors, consisting of Messrs. Anderson, Dawson, and Shuster and Mses. Box, Conjeevaram, and Fetter, are “independent,” as defined in the listing standards of the NASDAQ Stock Market and regulations of the SEC. Mr. Hanna, as an executive officer of the Company, is not considered independent. In making these determinations, our Board of Directors considered transactions and relationships between each director and his or her immediate family and the Company and our subsidiaries, including those reported in the section below captioned “Certain Relationships and Related Transactions.” The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that such a director is independent. As a result of this review, the Board of Directors affirmatively determined, based on its understanding of such transactions and relationships, that the six (6) non-employee directors are independent of the Company and, therefore, a majority of the members of our Board of Directors are independent, under the applicable listing standards of the NASDAQ Stock Market.

Leadership Structure of the Board of Directors

Our Board of Directors is currently comprised of six (6) independent directors and one (1) management director. Our Corporate Governance Guidelines state that the Board of Directors should remain free to decide whether the Chairman and Chief Executive Officer positions should be held by the same person. This allows the Board of Directors to determine the best arrangement for the Company and its shareholders, given changing circumstances of the Company and the composition of the Board of Directors. Currently, the positions are separated. Mr. Hanna, our Chief Executive Officer, is a seasoned leader with over 21 years of management and operational experience in the Company, and he clearly understands and drives our strategic growth and interacts well with the Chairman of the Board and the other directors. Mr. Shuster, our non-executive chairman, has extensive experience as a senior executive of a public company and substantial experience on other public boards of directors and board committees. Additionally, he is experienced in the fields of mergers and acquisitions; finance, accounting, and investments; business development and operations; strategic and corporate development; stockholder engagement; and is an Audit Committee Financial Expert per the listing standards of the NASDAQ Stock Market, which is coupled with his deep knowledge of our Company. We believe our current leadership structure is optimal at this time.

Board Succession

Our Board of Directors is committed to adding new directors to infuse new ideas and fresh perspectives in the boardroom. As part of our board’s succession planning, the Corporate Governance and Nominating Committee and our Board of Directors regularly review the composition of the Board of Directors and assess the balance of knowledge, experience, skills, expertise, tenure, and diversity that is appropriate for the Board of Directors and the Company.

Board Tenure

Our Board of Directors recognizes that its current members have served on the Board of Directors for various tenures, with the shortest tenure being just over one year but with other directors serving for greater than 10 years. Our Board of Directors believes that the Board represents a balance of industry, technical and financial experiences, which provide effective guidance and oversight to management. Our governance policies reflect our belief that directors should not be subject to term limits. While term limits could facilitate fresh ideas and viewpoints being consistently brought to the Board of Directors, we believe they are counterbalanced by the disadvantage of causing the loss of a director who, over a period of time, has developed insight into our strategies, operations, and risks and continues to provide valuable contributions to board deliberations. Nonetheless, our Board of Directors is committed to adding new directors to infuse new ideas and fresh perspectives in the boardroom. In the past several years, four new directors joined our Board of Directors, with the latest, Mr. Anderson, joining our Board in December of 2022, and two long serving directors retired. Our Nominating and Corporate Governance Committee will continue to prioritize diversity of background, as well as diversity from underrepresented communities, in future Board searches.

Shareholder Engagement

Our board of directors and management focus on creating long-term, sustainable shareholder value. Key to this goal is shareholder engagement at conferences and in one-on-one meetings to discuss our financial performance, corporate governance practices, executive compensation programs, and other matters. Our conversations with shareholders allow us to better understand our shareholders’ perspectives and provide us with useful feedback to calibrate our priorities.

Meetings and Committees of the Board of Directors

The Board of Directors met five (5) times in 2023. No director attended fewer than 75% of either (i) the total number of meetings of the Board of Directors held in 2023, or (ii) the total number of meetings of the committees of the Board of Directors held in 2023 on which he or she served. All then in office attended the 2023 Annual Meeting of Shareholders via virtual participation. The standing committees of the Board of Directors currently consist of the Compensation Committee, the Audit Committee, and the Corporate Governance and Nominating Committee.

Compensation Committee

The Compensation Committee held four (4) meetings in 2023. The Compensation Committee currently consists of Messrs. Anderson, Dawson, and Shuster and Mses. Box and Fetter. Ms. Box serves as its Chair. The Board of Directors has determined that all current members of the Compensation Committee are “independent,” as defined in the listing standards of the NASDAQ Stock Market and SEC regulations. In addition, the Board of Directors has determined that all current members of the Compensation Committee qualify as “non-employee directors” within the meaning of SEC Rule 16b-3 as promulgated under the Exchange Act, and as “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Board of Directors adopted and approved a charter for the Compensation Committee. A copy of this charter is posted on our website at www.mgrc.com under the Investors section. The functions of the Compensation Committee, which are discussed in detail in its charter, are to (a) evaluate executive officer and director compensation policies, goals, plans, and programs; (b) determine the cash and non-cash compensation of the executive officers of the Company; (c) review and oversee the Company’s equity-based and other incentive compensation plans for employees; (d) evaluate the performance of the Company’s executive officers; and (e) direct and review the production of any reports required by the applicable rules and regulations of the SEC.

Compensation decisions for the executive officers of the Company are made by the Compensation Committee after the review by the Board of Directors. The Compensation Committee directs the Chief Executive Officer to develop the incentive compensation guidelines for the other executive officers and to recommend the incentive compensation bonuses for each of the other executive officers, subject to approval by the Compensation Committee. Compensation decisions for directors are made by the Board of Directors based on recommendations from the Compensation Committee.

Audit Committee

The Audit Committee held five (5) meetings in 2023. The Audit Committee currently consists of Messrs. Anderson and Dawson, and Mses. Conjeevaram and Fetter. Mr. Dawson serves as its Chair. After considering transactions and relationships between each member of the Audit Committee or his or her immediate family and the Company and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the Board of Directors has determined that all current members of the Audit Committee are “independent,” as defined in the listing standards of the NASDAQ Stock Market and SEC regulations. The Board of Directors has also determined that all current members of the Audit Committee are financially literate and have the requisite financial sophistication, as required by the listing standards of the NASDAQ Stock Market. Furthermore, the Board of Directors has determined that Messrs. Anderson and Dawson and Mses. Conjeevaram and Fetter each qualify as Audit Committee financial experts, as defined by the applicable SEC rules, pursuant to the fact that, among other things, Mr. Dawson was the Chief Financial Officer at several public and private companies, including the Chief Financial Officer of Adamas Pharmaceuticals, Inc.; Mr. Anderson is currently Managing Partner of Elm Grove Partners, a private equity firm, and is also Chief Executive Officer of ArcherHall; Ms. Fetter has served as the CEO of three public companies, served as a divisional CFO, taught finance and accounting at the graduate level, and served as a financial expert on other boards; and Ms. Conjeevaram is a CPA and has served in the capacity of Chief Financial Officer for four privately held financial and investment firms and is also an experienced independent director and audit committee member; and in those respective capacities each has acquired the relevant experience and expertise and has the attributes set forth in the applicable rules as being required for an Audit Committee financial expert.

The Board of Directors adopted and approved a charter for the Audit Committee. A copy of this charter is posted on our website at www.mgrc.com under the Investors section. The functions of the Audit Committee, which are discussed in detail in its charter, are to (a) oversee the engagement, replacement, compensation, qualification, independence, and performance of the Company’s independent auditors; (b) oversee the conduct of the Company’s accounting and financial reporting processes and the integrity of the Company’s audited financial statements and other financial reports; (c) oversee the performance of the Company’s internal accounting, financial, and disclosure controls function; and (d) oversee the Company’s compliance with its policies and other legal requirements as such compliance relates to the integrity of the Company’s financial reporting. The Audit Committee has also established procedures for (a) the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee also oversees the preparation of a report for inclusion in our annual proxy statements and is charged with the other duties and responsibilities listed in its charter. For details, see “Report of the Audit Committee of the Board of Directors” in this Amendment. The Audit Committee is a separately designated standing audit committee as defined in Section 3(a)(58)(A) of the Exchange Act.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee held two (2) meetings in 2023. The Corporate Governance and Nominating Committee consists of Mr. Shuster and Mses. Box and Conjeevaram. Ms. Conjeevaram serves as its Chair. Our Board of Directors has determined that all current members of the Corporate Governance and Nominating Committee are “independent,” as defined in the listing standards of the NASDAQ Stock Market and SEC regulations.

The Board of Directors adopted and approved a charter for the Corporate Governance and Nominating Committee. A copy of this charter is posted on our website at www.mgrc.com under the Investors section. The functions of the Corporate Governance and Nominating Committee, which are discussed in detail in its charter, are to assist the Board of Directors in all matters relating to (a) the establishment, implementation, and monitoring of policies and processes regarding the recruitment and nomination of candidates to the Board of Directors and committees of the Board of Directors; (b) the review and making of recommendations to the Board of Directors regarding the composition and structure of the Board of Directors and committees of the Board of Directors; (c) the development, evaluation, and monitoring of the Company’s corporate governance processes and principles; (d) the development and implementation of, and monitoring of compliance with, the Company’s Code of Business Conduct and Ethics and making recommendations to the Board of Directors of revisions to the Code of Business Conduct and Ethics from time to time, as appropriate; and (e) the administration of the Board of Directors’ annual self-evaluation process and the sharing of the results thereof with the Board of Directors for discussion and deliberation.

Environmental, Social and Governance Matters

We believe that sound corporate citizenship and attention to environmental, social, and governance (“ESG”) principles are essential to our success. Wherever possible, the products, services, and practices of the Company are designed to promote the ESG principles. We are committed to operating with integrity, contributing to the local communities surrounding our offices and facilities, promoting diversity, developing our employees, focusing on sustainability, and being thoughtful environmental stewards.

Our Board provides oversight of management’s efforts around these ESG topics, including risk oversight of ESG-related matters, and is committed to supporting the Company’s efforts to operate as a sound corporate citizen. Company management provides updates to the Board on the Company’s work in ESG during each quarterly Board meeting and the Board discusses the same. Additionally, the Charter for our Board Nominating and Governance Committee also provides that this committee is specially designated to oversee ESG matters.

We believe that an integrated approach to business strategy, corporate governance, and corporate citizenship creates long-term value. Among the ways in which we have demonstrated our commitment to ESG matters are the following:

•

Commitment to minimizing adverse impacts on the environment through energy management programs, including high-efficiency HVAC and energy systems, responsible use of limited available land, and use of natural light.

•	When possible, the Company uses recycled building materials and construction components that can be further recycled on its modular building products.

•

Creation of a strong corporate culture that promotes the highest standards of ethics and compliance for our business, including a Code of Business Conduct and Ethics that sets forth principles to guide employee, designated executive, and non-employee director conduct.

•

Company and employee commitment to the local communities where our facilities are located, including supporting various non-profits, charities, and other community programs, and providing national disaster relief through the McGrath Cares fund.

•	Equal employment opportunity hiring practices, policies, and management of employees.

•

Anti-harassment policy that prohibits hostility or aversion towards individuals in protected categories, prohibits sexual harassment in any form, details how to report and respond to harassment issues, and strictly prohibits retaliation against any employee for reporting harassment.

•	Commitment to fostering and promoting a diverse workforce and a collaborative work environment.

The Role of the Board of Directors in the Oversight of Risk

While Company management is primarily responsible for managing risk, the Board of Directors and each of its committees play a role in overseeing the Company’s risk management practices. The full Board of Directors is ultimately responsible for risk oversight, and it discharges this responsibility by, among other things, receiving regular reports from Company management concerning the Company’s business and the material risks facing the Company. Each of the Board’s committees also plays a role in risk oversight as follows:

Audit Committee. Under its charter, the Audit Committee plays a key role in the Board of Directors’ risk oversight process. The Audit Committee’s duties include discussing the Company’s guidelines and policies with respect to risk assessment and risk management with Company management and the Company’s independent auditors. The Audit Committee also receives regular reports from Company management and discusses with management the steps taken to monitor and control risk exposures. In addition, the Audit Committee reviews all of the Company’s quarterly financial reports, including any disclosure therein of risk factors affecting the Company and its businesses. The Audit Committee regularly receives reports from, among others, the Company’s Chief Financial Officer, Principal Accounting Officer, and its Compliance Officer. The Audit Committee provides regular reports to the full Board of Directors on its risk oversight activities and any issues identified.

Compensation Committee. Under its charter, the Compensation Committee reviews with its independent compensation consultant and management, as appropriate, the Company’s compensation and succession plans, policies, and practices. The Compensation Committee also sets performance goals under the Company’s annual bonus and long-term incentive plans. In setting the performance targets and overseeing the Company’s compensation plans, policies, and practices, the Compensation Committee considers whether such plans, policies, and practices are consistent with the long-term interests of the Company’s shareholders. The Compensation Committee also considers risks that may be created and whether any such risks are reasonably likely to have a material adverse impact on the Company. The Compensation Committee considers the overall mix of compensation for all employees as well as the various risk control and mitigation features of its compensation plans, including appropriate performance measures and targets and incentive plan payout maximums. The Compensation Committee provides regular reports to the full Board of Directors on the Company’s compensation plans, policies, and practices and the Compensation Committee’s oversight of compensation-related risks.

Corporate Governance and Nominating Committee. Under its charter, the Corporate Governance and Nominating Committee is responsible for, among other things, developing and recommending to the Board of Directors a set of effective corporate governance guidelines and procedures designed to assure compliance with applicable governance standards. The Corporate Governance and Nominating Committee is also responsible for providing oversight of the Company’s ESG strategy, policies, and practices. As part of that responsibility, the Corporate Governance and Nominating Committee receives annual presentations from the Company’s management on the Company’s work in this area and discusses the Company’s ESG work and strategies with the Company’s management. The Corporate Governance and Nominating Committee provides regular reports to the Board of Directors.

The Board of Directors oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board of Directors receives reports on the Company’s technology and cybersecurity functions, including vulnerability assessments, any third-party and independent reviews, the threat environment, and other information security considerations.

Through the activities of the Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the full Board of Directors’ interactions with management concerning the Company’s business and the material risks that may impact the Company, the independent directors on the Board of Directors are able to monitor the Company’s risk management process and offer critical insights to Company management.

Qualifications of Directors and Assessment of Diversity

The Corporate Governance and Nominating Committee will consider for nomination all bona fide candidates proposed by management or shareholders and will nominate directors that it believes will serve the best interests of the Company and its shareholders. Candidates must have the education and business or organizational experience and skills that will enable them to excel in carrying out their responsibilities on the Board of Directors. Candidates must possess and have demonstrated in professional endeavors the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term best interests of shareholders. Further, candidates must have an inquisitive and objective perspective, practical wisdom, and mature judgment, and be willing and able to challenge management in a constructive manner. Candidates will also be judged on their ability to work in a collegial manner with a sense of common purpose, energy, industry knowledge, business sense, and trust with other members of the Board of Directors and management, as one group acting in unison to solve difficult problems as they may arise. The candidate’s specific knowledge of the Company, its markets, and its strategy will also be considered.

When evaluating candidates, the Corporate Governance and Nominating Committee considers the diversity of the backgrounds, experience, and skills of the current directors on the Board of Directors, including their gender, age, ethnic, and cultural backgrounds, the long-term needs of the Company based on its strategic direction, and responsible succession planning for all Board positions. The Corporate Governance and Nominating Committee selects candidates who will provide the most value to the Board of Directors, management, and shareholders. The Corporate Governance and Nominating Committee assesses the effectiveness of its policy regarding diversity as part of the annual self-evaluation process.

The Board of Directors’ recommendations for inclusion in the slate of directors at an annual or special meeting of shareholders, or for appointment by the Board of Directors to fill a vacancy, are based on its determination, after reviewing recommendations from the Corporate Governance and Nominating Committee, as to the suitability of each recommended individual.

Director Nomination Process

Continuing Directors

The Corporate Governance and Nominating Committee will apply its director candidate selection criteria described above, including a director’s past contributions to the Board of Directors, prior to recommending a director for re-election to another term. Directors may not be re-nominated annually as a matter of course. Once the Corporate Governance and Nominating Committee evaluations are completed and the Corporate Governance and Nominating Committee has considered all other potential director candidates, it recommends the best slate of candidates for approval by the full Board of Directors.

New Directors

Generally, once a need to add a new member to the Board of Directors is identified, the Corporate Governance and Nominating Committee will initiate a search by working with staff support, seeking input from members of the Board of Directors and senior management, and hiring a consultant or search firm, if necessary.

After a slate of possible candidates is identified, certain members of the Corporate Governance and Nominating Committee, other members of the Board of Directors, and senior management have the opportunity to interview the prospective candidate(s). The remaining members of the Board of Directors who do not interview the prospective candidate(s) are kept informed. After completing its selection process, the Corporate Governance and Nominating Committee ultimately determines and recommends the best candidate(s) for approval by the full Board of Directors.

A description of the procedure to be followed by security holders in submitting director recommendations is set forth in the “Shareholder Recommendations for Membership on our Board of Directors” in this Amendment. The director candidate selection criteria will be equally applied to both continuing directors and shareholder-submitted director candidates.

Director Compensation

Our Compensation Committee periodically seeks input from independent compensation consultants on a range of external market factors, including evolving compensation trends, appropriate peer companies, and market survey data. The Compensation Committee reviews non-employee director compensation every two years. In August 2023, our Compensation Committee retained Semler Brossy Consulting Group (“Semler Brossy”) to conduct a review and analysis of the non-employee director compensation program to be considered by the Compensation Committee in establishing the 2024 compensation review cycle remuneration levels for our non-employee directors.

The 2023 compensation described below was approved by the Board of Directors based on the previous compensation consultant, Pearl Meyer & Partners, LLC’s (“Pearl Meyer”) analysis and recommendations of the Compensation Committee. For a more complete description of the methodologies used by our compensation consultants and the Compensation Committee, please refer to “Compensation Consultant and Peer Group Selection” in this Amendment.

For 2023, each non-employee director of the Company was compensated for his or her services as a director with an annual retainer of $85,000. In addition to the annual retainers, the Chairs of the Board of Directors, Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee received additional annual retainers of $75,000, $25,000, $18,500, and $10,000, respectively. Each other member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee received annual retainers of $10,000, $7,500, and $5,500, respectively. Members of the Board of Directors do not receive additional compensation for attending Board or committee meetings. All non-employee directors are reimbursed for expenses incurred in connection with attending Board of Directors or committee meetings. Mr. Hanna received no additional compensation for his service as a director. These annual retainers are included in the “2023 Non-Employee Director Compensation Table” below.

For fiscal year 2024, based on Semler Brossy’s November 2023 analysis, the Compensation Committee recommended, and the Board of Directors approved, no increase to the non-employee director annual retainer. For fiscal year 2024, each non-employee director of the Company will receive an annual retainer of $85,000. In addition, to the annual retainer the Chairs of the Board of Directors, Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee will receive additional annual retainers of $75,000, $25,000, $18,500, and $10,000, respectively. Each other member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee will receive annual retainers of $10,000, $7,500, and $5,500, respectively. Any non-employee director not serving on the Board of Directors for the full calendar year will receive prorated compensation based on that portion of the year in which he or she served. Mr. Hanna will not receive any additional compensation for his services as a director.

In addition to cash compensation, each of the non-employee directors of the Company has historically received an annual Restricted Stock Unit (“RSU”) equity grant denominated as a fair value and then converted to shares rounded to the nearest 100 at the date of grant. Based on Pearl Meyer’s analysis conducted in 2022, the Compensation Committee recommended, and the Board of Directors approved, the fair value of the 2023 equity grant of approximately $120,000. On February 24, 2023, the Board of Directors granted each non-employee director RSUs under the 2016 Plan 1,200 shares of the Company’s Common Stock with a vesting date of April 1, 2024. Each of these grants represented an equivalent total equity compensation of $125,112, based on the NASDAQ Stock Market close price of $104.26 on February 24, 2023. The total equity compensation values can fluctuate slightly each year due to rounding. These 2023 RSU grants are included in the “2023 Non-Employee Director Compensation Table” in this Amendment.

Based on Semler Brossy’s analysis, the Compensation Committee recommended, and the Board of Directors approved, no change to the fair value of the 2024 equity grant of approximately $120,000. On February 23, 2024, the Board of Directors granted each non-employee director RSUs under the 2016 Plan 1,000 shares of the Company’s common stock with a vesting date of April 1, 2025. Each of these grants represented an equivalent total equity compensation of $124,900, based on the NASDAQ Stock Market closing price of $124.90 on February 23, 2024. The total equity compensation values can fluctuate slightly each year due to rounding.

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended December 31, 2023.

2023 NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Total ($)
Nicolas C. Anderson	$102,500	$125,112	$227,612
Kimberly A. Box	$106,475	$125,112	$231,587
Smita Conjeevaram	$103,047	$125,112	$228,159
William J. Dawson	$117,500	$125,112	$242,612
Elizabeth A. Fetter	$107,275	$125,112	$232,387
Bradley M. Shuster	$173,000	$125,112	$298,112
M. Richard Smith(1)	$44,492	$29,553	$74,045
Dennis P. Stradford(1)	$42,538	$29,553	$72,091

(1)

Messrs. Smith and Stradford retired from the Board of Directors effective June 7, 2023, and received compensation for their service from January 1 – June 7, 2023. Additionally, Messrs. Smith and Stradford were granted RSUs under the 2016 Plan of 1,200 shares of the Company’s common stock that represented an equivalent total equity compensation of $121, 875 based on the NASDAQ Stock Market closing price of $104.26 on February 24, 2023. Upon their retirement, effective June 7, 2023, 300 shares of those RSUs became fully vested, and 900 shares were forfeited. Therefore, Messrs. Smith and Stradford’s total equity compensation was $29,553 based on the NASDAQ Stock Market closing price of $98.51 on June 7, 2023.

(2)	Pursuant to the Director Award Agreements, awards vest in full immediately prior to the specified effective date of a Change In Control or a Corporate Transaction.

Director Stock Ownership

The Board of Directors believes that, in order to align the interests of directors and shareholders, directors should have a significant financial (equity) stake in the Company. Each director has a target ownership level of 5,000 shares of Common Stock to be achieved by each director within five years of joining the Board of Directors or as soon thereafter as practicable. In evaluating whether the Common Stock value ownership guideline has been met, all Common Stock owned is considered. As of April 1, 2024, the ownership level of each of our non-employee directors met or exceeded the target, or are within the ownership guidelines’ five-year compliance period.

Director Annual Evaluation

It is important to the Company that the Board and its committees are performing effectively and in the best interests of the Company and its shareholders. The Board performs an annual self-assessment, led by the Chair of the Corporate Governance and Nominating Committee, to evaluate its effectiveness in fulfilling its obligations. As part of this annual self-assessment, directors are able to provide feedback on the performance of other directors. The Chair of the Corporate Governance and Nominating Committee then follows up on this feedback and takes such further action as he or she deems appropriate.

No Political Contributions

It is the Company’s policy that no Company funds or assets will be used to make a contribution to any political party, political campaign, political candidate, or public official in the United States or any foreign country, unless the contribution is lawfully and expressly authorized by the Board of Directors or our Chief Executive Officer. The Company made no political contributions in 2023 and intends to make no political contributions in the future.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

In this Amendment, we refer to Messrs. Hanna, Pratt, and Hawkins, and Mses. Malek and Van Trease collectively as our named executive officers or NEOs. Mr. Hanna is our Chief Executive Officer, Mr. Pratt is our Chief Financial Officer and Mr. Hawkins, and Mses. Malek and Van Trease were our next three highest compensated executive officers serving as of December 31, 2023. In this Amendment, we refer to the NEOs and Messrs. Whitney, Skenesky, Lieffrig, and Ms. Wescott collectively as “executive officers.”

The Merger Proxy Statement contains certain disclosures related to information about compensation for each Company NEO that is based on or otherwise relates to the Transaction and will or may become payable by the Company. The executive compensation section of this Amendment should be read in conjunction with those sections of the Merger Proxy Statement.

Business Performance Highlights and Alignment with Compensation

Our full-year 2023 revenue and profit growth reflect a strategic focusing of the McGrath portfolio on Mobile Modular through the Vesta Modular acquisition and Adler Tank Rentals divestiture, which we announced on February 1, 2023. We also maintained a diligent focus on execution as we made the most of healthy market conditions across our Mobile Modular and Portable Storage business segments. We pursued our strategic growth focus on the modular segment with significant organic investment in new fleet, while optimizing pricing and improving fleet utilization. We also made progress with our modular growth initiatives for additional services and new equipment sales. The Company also entered into a Merger Agreement as further described in the Merger Proxy Statement.

The annual incentive bonus amounts in respect of 2023 for the executive officers were based on the Company’s Adjusted EBITDA for corporate officers and division-specific Adjusted EBITDA for division officers (defined as the Company’s net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs). Adjusted EBITDA accounted for 100% of the annual profitability bonus target in compensation plans for amounts paid out in 2023. The metric used to determine the achievement of long-term performance-based restricted stock units (“RSUs”) granted during 2023 is the achievement of three-year Return on Invested Capital (“ROIC”) and revenue growth targets. In addition, in an effort to retain key managers, attract new talent, and build an ownership mentality for executive officers, the Compensation Committee continued its practice in 2023 of granting a mix of time-based and performance-based RSUs. The time-based RSUs vest over three years, and performance-based RSUs vest at the end of a three-year performance period. This approach more closely aligns our equity compensation with our peer companies and common market practices.

Executive Compensation Program Design

The Compensation Committee has the responsibility for establishing, implementing, and continually monitoring the compensation of the Company’s executive officers. The Compensation Committee oversees and approves the design of the executive compensation program to ensure that the total compensation paid to our executive officers is fair, reasonable, competitive, and aligned with the goals and objectives of the Company. For the fiscal year ended December 31, 2023, the principal components of compensation for executive officers were:

1.	Annual base salary;

2.	Non-equity annual performance-based incentive compensation (“Annual Cash Bonus”) pursuant to the Non-Equity Performance-Based Incentive Plan (the “Cash Bonus Plan”); and

3.	Long-term equity incentive compensation;

The Compensation Committee determined that these three elements, with a significant percentage of total compensation allocated to “at-risk” performance-based incentives, best align the interests of our executive officers with our shareholders and achieve our overall goals for executive compensation. The Annual Cash Bonus rewards achievement of annual incentive goals and the long-term equity incentive compensation rewards achievement of long-term growth in shareholder value and sustained financial health of the Company. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews relevant market compensation data from its compensation consultant and other sources and uses its judgment to determine the appropriate level and mix of incentive compensation on an annual basis.

Elements of 2023 Executive Compensation Program

Compensation Element	Description	Program Features

Annual Base Salary	• Fixed component of annual cash compensation. • Influenced by competitive market pay trends and individual performance while considering each NEOs experience and scope of responsibilities.

•  Offers McGrath NEOs a stable measure of certainty and predictability to meet ongoing living and financial commitments.

•  Ensures McGrath remains competitive with the market to ensure the Company attracts and retains top talent.

Annual Incentive Compensation (“Annual Cash Bonus”)

•  Variable compensation paid to NEOs subject to pre-established financial “Profitability Bonus” targets as well as individual “Personal Annual Priorities” performance.

•  Each NEO is granted a target award (as a percentage of the NEO’s base salary) based upon job responsibilities, performance in role, and market competitiveness.

•  In 2023, the Profitability Bonus Plan metric was changed to a consistent metric of company Adjusted EBITDA for corporate officers and divisional Adjusted EBITDA for division VPs. In the prior year, pre-tax income was used for corporate officers and division EBIT was used for division VPs.

•  In 2023 Adjusted EBITDA was the only metric in the “Profitability Bonus” portion of the program, weighted 75% of the total Annual Cash Bonus. Based on Adjusted EBITDA performance, payouts can range from 50% at threshold to 200% at maximum, with linear interpolation between performance levels.

•  The remaining 25% of the Annual Cash Bonus was dedicated to “Personal Annual Priorities” comprised of a maximum of four (4) items deemed to be the most critical priorities for each NEO for the year. Individual priorities payout opportunity is capped at 100% of target.

Long-Term Equity Incentives

•  The Compensation Committee granted a mix of performance-based restricted stock units (“PSUs) and time-based RSUs in 2023 to retain key talent and build an ownership mentality for executive officers.

•  A target equity award is granted to each NEO commensurate with job responsibilities, market competitiveness, experience, and qualitative and quantitative performance factors.

•  PSUs utilize a multi-year performance period to link realized compensation to achievement of long-term financial performance.

•  In 2023, company wide ROIC and revenue achievement goals were used to measure performance achievement. RSUs align the executives with stockholder interests on increasing share value.

•  In 2023 50% was granted in the form of PSUs with performance measured by achievement of three-year Company ROIC and revenue growth targets, each weighted equally, providing a balanced focus on both returns and growth over the three-year performance period. The PSUs cliff vest three years after grant, subject to continued service and achievement of the performance goals.

•  The remaining 50% was granted as time-based RSUs vesting in three equal annual installments over three years based on continued service.

•  We believe this provides a balanced focus on both returns and growth over the three-year performance period.

Executive Compensation Practices at a Glance

We strive to have compensation programs that serve to attract and retain our best people, align the interests of our employees with that of our shareholders by focusing incentive compensation on pay for performance, and at the same time assure good corporate governance. Over the years, always with a focus on enhancing long-term shareholder value, we have implemented many changes, including granting RSUs with longer-term targets, stock ownership guidelines, a compensation recoupment policy, a risk-hedging policy, change in control arrangements, limited perquisites, net settlement features in equity grants to reduce the effect of dilution, and setting realistic stretch targets specifically focused on our rental industry metrics.

What We Do	What We Do Not Do

Pay for Performance under Our Cash Bonus Plan: We link pay to performance and shareholder interests by establishing an annual cash bonus plan based on financial metrics and personal annual priorities established in advance by the CEO and/or the Compensation Committee.

Performance-Based Long Term Incentive Compensation: 50% of the RSUs granted to our executive officers have performance-based vesting subject to goals associated with corporate or divisional ROIC performance. In 2023, we will also began using revenue as an additional measurement.

Compensation Recoupment Policy: The policy may require an executive officer in the event of a financial restatement to reimburse the Company with respect to any incentive compensation (including cash and equity awards) received during the past three years.

Capped Incentives under Our Annual Cash Bonus Plan: Bonuses under our annual cash bonus plan are capped for our executive officers — the cap is tied to their base salary for the relevant year, and in no case is it greater than 200% of their target bonus.

Equity Awards Vesting: Performance-based awards vest at the end of each three-year performance period. Time-based awards are subject to a three-year vesting schedule.

Stock Ownership and Holdback Guidelines: Our executive officers and directors are subject to stock ownership and holdback guidelines.

Compensation Committee Independence and Experience: The Compensation Committee is comprised solely of independent directors who have extensive experience.

Thorough Compensation Risk Assessment: The Compensation Committee regularly conducts a comprehensive risk assessment of the Company’s executive compensation programs and practices every two years to ensure prudent risk management.

Independent Compensation Advisor: The Compensation Committee utilizes its own independent advisor.

No “Single Trigger” Change of Control Severance Payments: We generally do not have “single trigger” severance payments owing solely on account of the occurrence of a change of control event.

No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses or uncapped incentives under our annual cash bonus plan.

No Re-Pricing of Equity Awards: Our equity plans prohibit repricing of equity awards without shareholder approval.

No Special Perquisites or Retirement Benefits: We do not provide special perquisites or retirement benefits to our executive officers that are not generally made available to all of our employees except that any executive officer employed with the Company for at least 10 years may remain on the Company’s health insurance policy after retiring if he or she pays 100% of the premiums.

No Tax Gross-Ups: We do not provide tax gross-ups.

No Hedging in Company Securities: Our employees and directors are prohibited from engaging in any hedging transaction with respect to company equity securities.

No Pledging of Company Securities: Our employees and directors are prohibited from engaging in any pledging transaction with respect to company equity securities.

The following sections describe all features of our executive compensation in more detail.

Compensation Philosophy and Objectives

The purpose of the Company’s executive compensation program is to attract and retain exceptional managerial talent and to reward performance by establishing measurable objectives to drive future performance, thus aligning our executive officers’ interests with those of our shareholders. We believe the most effective compensation program is one that is designed to reward the achievement of specific annual, long-term, and strategic goals of the Company. Our primary objective is to align our executive officers’ interests with the interests of our shareholders by rewarding the achievement of established goals that contribute to increased long-term shareholder value. To that end, part of our executive officers’ compensation is directly tied to identifiable, objective goals by which performance can be measured. In addition, in structuring our executive compensation program, we consider the compensation of our executive officers relative to the compensation paid to similarly situated executives of our peer group companies and the broader general market.

Advisory Vote on Executive Compensation

At the 2023 Annual Meeting, 96.7% of the shares of Common Stock present and entitled to vote on the advisory vote on the executive compensation proposal were in favor of our named executive officer compensation. The result of the 2023 vote was consistent with our record over the past five years of greater than 95% support for say-on-pay. The Board of Directors and Compensation Committee reviewed these final vote results and determined that, given the significant level of support, our executive compensation policies and decisions discussed in the “Compensation Discussion and Analysis” were appropriate to achieve our objectives.

Compensation Consultant and Peer Group Selection

The Compensation Committee periodically seeks input from its outside compensation consultant on a range of external market factors, including evolving compensation trends, appropriate peer companies, and market survey data. In 2023, the Compensation Committee retained Semler Brossy to conduct a review and analysis of our current compensation program to be considered by the Compensation Committee in establishing the compensation levels and severance guidelines for our non-employee directors and executive officers. After consideration of several factors relating to the independence of Semler Brossy, including those guidelines set forth in the NASDAQ listing standards, the Compensation Committee determined that Semler Brossy is independent.

In late 2023, Semler Brossy provided an analysis with relevant market data and alternatives to consider when making compensation decisions for our executive officers. The analysis compared each element of total compensation against a peer group of publicly traded companies and compensation survey data (the “Compensation Peer Group”). The Compensation Peer Group consisted of companies against which we compete for recruiting and retaining qualified line and staff executives and independent non-employee directors. In selecting the Compensation Peer Group, the Compensation Committee also sought to comply with best-practice parameters by including companies in a similar industry or geography and with similar financial metrics, such as revenue, market capitalization, and net income. The Compensation Committee generally reviews total compensation and considers it compared to the Compensation Peer Group.

Other factors were also taken into consideration when determining executive officer compensation levels, including:

1)	Divisional size (revenues or earnings) contribution to Company-wide results relative to other divisions.

2)	Divisional business complexity relative to other divisions of the Company.

3)	Stature/experience/length of service of executive officer in role relative to market comparisons.

4)	Geographic location of executive officer and relative market comparisons.

5)	Definition and extent of responsibilities of executive officer role by the Company versus peer group sources.

6)	Divisional leadership transition or new business initiatives.

7)	Appropriate weighting or relativeness of different peer group sources.

8)	Other factors the Compensation Committee may deem appropriate.

The companies comprising the 2023 Compensation Peer Group are as follows:

Air Transport Services Group, Inc.	Civeo Corporation	Cohu, Inc.

Form Factor, Inc.	GATX Corporation	H&E Equipment Service, Inc.

Harmonic, Inc.	Herc Holding Inc.	Montrose Environmental Group, Inc.

Triton International LTD	US Ecology, Inc.	Willis Lease Finance Corp.

WillScot Mobile Mini Holdings Corporation

Process of Setting and Approving Executive Compensation; Role of Chief Executive Officer

The Compensation Committee approves annual compensation levels and equity awards to all of our executive officers. The process is described below:

The five steps below describe the process of setting and approving executive compensation and the role of the Chief Executive Officer in a typical year.

1. The Compensation Committee reviews the independent compensation consultant’s analysis to evaluate for each executive officer (1) a target total compensation amount; (2) the appropriate allocation of base salary, annual bonus, and long-term equity incentive compensation; (3) the risk that any compensation element could have an adverse impact on the Company; and (4) if there should be any change to the forms of compensation to better align our executive officer’s interests with those of our shareholders.

2. For the Chief Executive Officer, the allocation of base salary, annual bonus, and long-term equity incentive compensation and the applicable performance target levels are determined by the Compensation Committee, in consultation with the Chairman of the Board of Directors and separately with all of the independent directors. The Chief Executive Officer has no role in setting his compensation.

3. For each of the other executive officers, the Chief Executive Officer recommends the allocation of base salaries, annual bonuses, and long-term equity incentive compensation and the applicable performance target levels. These recommendations are presented to the Compensation Committee for the Compensation Committee’s consideration and, if appropriate, approval.

4. Shortly after the end of the fiscal year, the Chief Executive Officer reviews the performance of each executive officer (other than himself) against his or her established personal objectives for the year and general management responsibilities and then determines the achievement level attained.

5. At the end of the fiscal year, the Compensation Committee reviews the Chief Executive Officer’s performance. The Compensation Committee then determines, based on the market data and the Chief Executive Officer’s performance, and after consultation with the Chairman of the Board of Directors and separately with all independent directors, the compensation of the Chief Executive Officer.

2023 Annual Base Salary

The table below sets forth the annual base salary of each of our named executive officers in 2022 and 2023. Based on the performance results of 2022, the outlook for the Company in 2023, the updated analysis conducted by the Compensation Committee’s compensation consultant, and Mr. Hanna’s input for the named executive officers other than himself, the Compensation Committee considered and approved the increased base salaries due to merit adjustments for the named executive officers in 2023 as shown in the table below.

Name	2022 Base Salary	2023 Base Salary
Joseph F. Hanna(1)	$700,000	$800,000
Keith E. Pratt	$480,000	$500,000
Philip B. Hawkins	$350,000	$380,000
Gilda Malek(2)	$—	$400,000
Kristina Van Trease	$316,000	$330,000

(1)	Mr. Hanna’s salary was adjusted in 2023 to ensure alignment with pay levels at the Company’s compensation peer group.
(2)	Ms. Malek was hired on March 21, 2023 and therefore does not have a base salary to report for 2022. For 2023, Ms. Malek’s salary was prorated based on her annual base salary of $400,000.

2023 Non-Equity Performance-Based Incentive Compensation

The 2023 Cash Bonus Plan is comprised of two components. The first component compensates the executive officer for his or her efforts leading to the Company’s success at meeting its annual profitability goals. Annual profitability goals are measured by Adjusted EBITDA for corporate executive officers (Messrs. Hanna and Pratt and Mses. Malek and Van Trease) and for division executive officers (Mr. Hawkins). The second component measures the executive officer’s success at accomplishing his or her personal annual priorities. These two components are used to ensure an emphasis on annual profitability and to define each executive officer’s specific role with measurable goals to achieve annual and long-term increases in shareholder value. For each of our NEOs, the profitability component is weighted 75% and the personal annual priorities component is weighted 25%.

Component 1—Profitability:

The profitability goal for the corporate NEOs, Messrs. Hanna and Pratt and Mses. Malek and Van Trease, is based 100% on the Company’s Adjusted EBITDA. For the division NEO, Mr. Hawkins, his profitability goal is also based 100% on Adjusted EBITDA for his division.

Adjusted EBITDA is calculated from results reported on the Company’s income statement, excluding one-time acquisition-related transaction costs disclosed by the Company in its annual and quarterly reports. For a reconciliation of Adjusted EBITDA to the comparable GAAP measure, please reference the Original Annual Report.

We use a collaborative process between our Chief Executive Officer, Chief Financial Officer, and other executive officers to determine the annual profitability goal for each of the executive officers of the Company. The goals are then recommended to the Compensation Committee. The Compensation Committee then reviews each executive officer’s compensation history and performance before determining final levels for profitability goals.

The annual profitability goals for each division and the Company are established at the beginning of each fiscal year based upon a “realistic stretch” philosophy. The Company’s management determines the potential annual financial performance for each division and the Company based on its outlook for the opportunity levels in the markets in which it operates, strategic and tactical initiatives, and other key factors and special circumstances, applying a “realistic stretch” view to what potentially can be accomplished. We expect that although it would take a significant amount of effort on the part of each individual, 100% of the target annual profitability level can be achieved for the year. We assume any amount in excess of the target annual profitability goal would be difficult to achieve without extraordinary effort or the occurrence of significant and unforeseen changes in the competitive landscape. Each executive officer has a designated percentage of base salary for the calendar year that can be earned for achieving 100% of his or her respective annual profitability goal. For 2023, based on input from Semler Brossy, and consistent with common practices in the market, the threshold for the 2023 Cash Bonus Plan is such that 90% achievement will result in 50% bonus eligibility. Achievement below 90% results in zero payout. At 110% achievement, the plan pays a maximum of two times the bonus target for profitability. Achievement and resulting bonus payouts for performance between Threshold and Target, and for performance between Target and Maximum, are determined based on straight-line interpolation.

	% of Goal Achieved	% of Bonus Earned
Below	< 90%	0
Threshold	90%	50%
Target	100%	100%
Maximum	110%	200%

Component 2—Personal Annual Priorities:

The second component for the Cash Bonus Plan measures each executive officer’s success at accomplishing his or her personal annual priorities. Final determination of the personal annual priorities for each executive officer rests with the Chief Executive Officer (other than the personal annual priorities of the Chief Executive Officer, which are determined by the Compensation Committee, after consultation with the Chairman of the Board of Directors and separately with all independent directors). These personal annual priorities are measured periodically throughout the year and paid annually, using a collaborative process between the Chief Executive Officer or the Executive Vice President and each executive officer. The personal annual priorities generally are comprised of a maximum of four (4) items deemed to be the most critical priorities that require action to be taken for the current evaluation period. Each priority is weighted according to (1) the critical nature of the priority relative to other priorities; and (2) the amount of time and effort involved in accomplishing the priority relative to other priorities.

Listed below under “2023 Cash Bonus Plan Percentages” is a schedule identifying each NEO and the percentage amounts of base salary for calendar year 2023 that could have been earned under this component for achieving a 100% rating for all personal priorities. Each personal annual priority goal represents a challenge and complete success is not always solely in the control of the executive officer. There are factors that may affect the outcome, including changes in market conditions and unanticipated variables. Each personal annual priority is measured and the overall weighted average of achievement for all personal annual priorities is multiplied by the total percentage of base salary allotted to personal annual priorities available to each executive officer. The Compensation Committee annually uses its discretion to allocate specific percentages of profitability and personal annual priorities for each executive officer.

2023 Cash Bonus Plan Percentages:

Based on each named executive officer’s performance results in 2022, the outlook for the Company in 2023, and Mr. Hanna’s input for executive officers other than himself, the Compensation Committee considered and approved the Cash Bonus Plan percentages for the profitability goal and the personal annual priorities components in 2023 for the NEOs as shown in the table below (which includes percentages applicable if the target is met for each goal, as well as the maximum percentages applicable if the target is exceeded for each goal).

				Adjusted EBITDA(1)			Individual Component(2)
Name	2023 Base	Target bonus as % of Base	2023 Target Bonus $	Wt.	% Earned	Payout $	Wt.	% Earned	Payout $	Total Payout $	Total Payout as % of Target
Joseph F. Hanna	$800,000	100.0%	$800,000	75.0%	156.4%	$938,400	25.0%	96.1%	$192,200	$1,130,600	141.3%
Keith E. Pratt	$500,000	60.0%	$300,000	75.0%	156.4%	$351,900	25.0%	100.0%	$75,000	$426,900	142.3%
Philip B. Hawkins	$380,000	60.0%	$228,000	75.0%	180.0%	$307,800	25.0%	97.8%	$55,746	$363,546	159.5%
Gilda Malek	$400,000	50.0%	$200,000	75.0%	156.4%	$183,824	25.0%	127.6%	$50,000	$233,824	149.20%
Kristina Van Trease	$330,000	60.0%	$198,000	75.0%	156.4%	$232,254	25.0%	100.0%	$49,500	$281,754	142.3%

(1)	Maximum payout for Adjusted EBITDA is 200% of target.
(2)	Maximum payout for Individual Component is 100% of target.

Under the terms of the 2023 Cash Bonus Plan, in the event of a named executive officer’s termination by the Company without cause or a resignation for good reason, which occurs prior to the end of the fiscal year, the bonus will be prorated based on the number of days such named executive officer was employed prior to such termination for the year of termination, with the bonus amount calculated as follows: (i) for the profitability component, the target bonus amount, and (ii) for the priorities component, full satisfaction of the specified priorities. In the event of a change of control, the bonus will be prorated based on the number of days the named executive officer was employed prior to the change of control, with the bonus amount calculated as follows: (i) for the profitability component, the target bonus amount, and (ii) for the priorities component, full satisfaction of the specified priorities. As discussed in the Merger Proxy, if the Transaction closes during the middle of a plan year and an NEO’s employment is terminated without cause or an NEO resigns for good reason in connection with the closing of the Transaction, then such NEO would be entitled to a pro-rated annual bonus for the year of termination.

2023 Goals and Results:

With respect to annual profitability goals:

•

Messrs. Hanna and Pratt and Mses. Malek and Van Trease’s Company profitability goal for Adjusted EBITDA was $304,797,000, and results achieved were $321,974,000, or 105.64% of plan, resulting in a 156.40% payout for this incentive compensation component.

•

Mr. Hawkins had division-specific profitability goal for Adjusted EBITDA of $165,669,000. Results achieved were $191,990,000, or 115.89% of plan, resulting in a 200% payout for this incentive compensation component.

With respect to personal annual priorities goals:

•

Mr. Hanna achieved 96.1% of his 2023 personal annual priorities goals, consisting of implementing and executing on the Company’s growth strategy, supporting the growth of the key Mobile Modular strategic initiatives, land optimization, and execution of our M&A strategy.

•

Mr. Pratt achieved 100% of his 2023 personal annual priorities goals, consisting of supporting the Company’s growth strategy, maximizing shareholder value, supporting initiatives to maximize the benefits from the Vesta acquisition, and supporting the development of additional organizational strengths and capabilities.

•

Mr. Hawkins achieved 97.8% of his 2023 personal annual priorities goals, consisting of executing the Company’s core business initiatives, delivery of strategic initiatives, and successful closing and integration of the Company’s acquisition of Vesta Modular.

•

Ms. Malek achieved 100% of her 2023 personal annual priorities goals, consisting of Corporate Secretary responsibilities, enhancements of risk management framework, improved safety performance, oversight of corporate legal matters, and other organizational excellence initiatives.

•	Ms. Van Trease achieved 100% of her 2023 personal annual priorities goals, consisting of M&A activities for 2023, land optimization, and support efforts that optimize the Company’s core performance.

The Annual Bonus amounts under the Cash Bonus Plan paid to each of the named executive officers are also listed in column (g) in the “Summary Compensation Table” in this Amendment.

Long-Term Incentive Compensation

2023 Long-Term Equity Incentives

•  The Company’s long-term incentive program encourages a long-term focus through the use of equity compensation, the value of which is dependent on the Company’s long-term financial performance as well as the performance of our common stock.

•  Each Company executive is granted a target value of long-term equity incentives, which is divided between two forms of equity vehicles. The numbers of shares granted to each NEO is equal to the target value of each vehicle divided by the closing share price of our common stock on the date of grant of ($104.26 on February 24, 2023).

•  In 2023, Company executives were awarded performance based restricted stock units (“PSUs”) and time-based restricted stock units (“RSUs”)

•  Approximately half of the executive’s long-term awards are in the form of PSUs contingent on the performance of three-year ROIC and revenue targets, emphasizing long-term financial performance.

•  The remaining half, consisting of time-based RSUs, support the retention of our management team and reward executives for sustained share price appreciation.

Note: Mr. Hanna, our CEO, received 63% of his equity in 2023 in the form of PSUs, with the remaining 37% in the form of time-based RSUs, placing a majority of his equity compensation “at-risk”. Ms. Malek was hired on March 21, 2023, and was granted RSUs on March 31, 2023, with a grant date fair value of $400,300. She did not receive any PSUs in 2023.

2023 Long-Term Incentive Compensation Equity Grants

		Performance-Vested RSUs			Time-Vested RSUs
Name	Target LTI $	% of Target LTI	# of Units Granted	$ Value	% of Target LTI	# of Units Granted	$ Value
Joseph F. Hanna	$2,700,000	63%	16,310	$1,700,000	37%	9,590	$1,000,000
Keith E. Pratt	$750,000	50%	3,600	$375,000	50%	3,600	$375,000
Philip B. Hawkins	$410,000	50%	1,970	$205,000	50%	1,970	$205,000
Gilda Malek(1)	$400,000	—	—	—	100%	4,290	$400,000
Kristina Van Trease	$320,000	50%	1,530	$160,000	50%	1,530	$160,000

(1)	Ms. Malek was hired in 2023. The target LTI dollar value and grants shown in the table above reflect the value of her new hire award. Ms. Malek’s annualized target LTI was $400,000.

Performance-Based Restricted Stock Units (“PSUs”):

PSUs granted in 2023 are earned based upon achievement of a three-year corporate ROIC target (for corporate executive officers; division specific ROIC targets for divisional executive officers) and a revenue target, each weighed equally. Having each divisional officer’s performance tied directly to his or her respective division’s performance allows for that officer to be measured with diminished influence, positive or negative, of any other division’s performance. With respect to the ROIC and revenue targets, the awards have a 50% payout for threshold achievement, 100% payouts for target achievement and 200% payouts for maximum achievement, with linear interpolation between performance levels. If performance is below threshold, no payout is delivered. The PSUs cliff vest following the completion of the three-year performance period, subject to continued service and achievement of the performance goals.

Restricted Stock Units (“RSUs”):

The 2023 time-based RSUs vest in three annual installments over three years based on the continued service of the executive.

2021-2023 PSU Achievement

Name	2021-2023 Actual Performance	2021- 2023 Target PSUs	2021- 2023 PSUs Earned
Joseph F. Hanna	200%	8,020	16,040
Keith E. Pratt	200%	3,050	6,100
Philip B. Hawkins	200%	1,920	3,840
Gilda Malek(1)	—	—	—
Kristina Van Trease(2)	—	—	—

(1)	Ms. Malek was hired on March 21, 2023 and did not receive 2021 PSUs.
(2)	Ms. Van Trease’s 2021 PSU awards were forfeited as a result of the Adler Tank Rentals divestiture on February 1, 2023.

Executive Officer Stock Ownership and Stock Holdback Guidelines

The Board of Directors believes that, in order to better align the interests of management and shareholders, executive officers should have a significant financial (equity) stake in the Company. Each executive officer has a target level of Company Common Stock value to achieve within seven (7) years of his or her date of hire. The target level of Common Stock value to be achieved is a multiple of each executive officer’s base salary. The multiples of executive officer base salary are four (4) times for the Chief Executive Officer and two (2) times for all other executive officer positions. In evaluating whether the Common Stock value ownership guideline has been met, all shares of Common Stock owned, in the McGrath RentCorp Employee Stock Ownership and 401(k) Plan (“KSOP”) shares and 50% of the value (market price less strike price) of all vested unexercised stock options are considered. The Board of Directors evaluates whether exceptions should be made for any executive officer on whom this requirement would impose a financial hardship.

It is the Company’s policy that each executive officer has a 10% holdback provision for RSU equity grant settlements to facilitate earlier achievement of stock ownership under the Company’s stock ownership guidelines.

Equity Granting Policy

In 2007, the Board of Directors adopted an equity granting methodology whereby there is one annual equity grant date, which is the date when the blackout window opens after the year-end earnings are released. All designated non-employee directors, executive officers, and key employees are eligible to receive an equity grant on the annual equity grant date with an exercise price (for stock options or SARs) or grant price (for RSUs), equal to the NASDAQ Stock Market close price on that day. The Board of Directors may authorize the Chief Executive Officer an additional allotment of options or shares to be granted at his discretion to new hires and promotion candidates, other than executive officers, over the course of a given time frame, with the grant date and exercise or grant price based on the last trading day of each month of the employment event. This allotment is not available to executive officers, as all grants to executive officers must be made by the Compensation Committee.

Compensation Recoupment Policy

In 2011, the Board of Directors adopted a Compensation Recoupment Policy that applies to executive officers if the Company is required to restate its financial statements. The Board believes it is desirable and in the best interests of the Company and its shareholders to maintain and enhance a culture that is focused on integrity and accountability and believes that this policy discourages conduct detrimental to the Company’s sustained growth. In 2023, the Board of Directors adopted the Company’s Amended and Restated Compensation Recoupment Policy (the “Policy”) in accordance with the NASDAQ Stock Market listing standards and Rule 10D-1 under the Exchange Act. The Policy requires any current or former executive officer, in the event of a financial restatement, to reimburse the Company with respect to any incentive compensation (including cash and equity awards) received during the past three years that is in excess of that which would have been received if such compensation had been based upon the financial statements as so restated. The Policy is posted on our website at www.mgrc.com under the Investors/Corporate Governance section.

Risk-Hedging Policies

Pursuant to the Company’s Insider Trading and Blackout Policy, officers and directors of the Company are prohibited from engaging in short-term or speculative securities transactions with respect to the Company’s Common Stock. These prohibited transactions can have the effect of reducing or canceling the risk of an investment in the Common Stock, particularly in the short-term. These prohibited transactions may create the appearance that the executives are trading on inside information. Additionally, certain forms of hedging or monetization transactions allow a shareholder to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the holder to continue to own the covered securities but without full risks and rewards of ownership. Therefore, Company personnel are also specifically prohibited from engaging in short sales, hedging transactions, buying or selling puts or calls, buying any of the Company’s securities on margin, pledging transactions, and engaging in derivative transactions related to the Company’s securities (such as exchange-traded options). The Company’s Insider Trading Policy further provides that Company personnel who purchase or sell Company securities in the open market may not correspondingly sell or purchase any Company securities of the same class during the six months following the purchase. The Insider Trading Policy is posted on our website at www.mgrc.com under the Investors/Corporate Governance section.

Perquisites and Other Personal Benefits

Executive officers are entitled to and eligible only for the same fringe benefits for which all of our employees are eligible. We do not have programs in place to provide personal perquisites for any employee. Our healthcare and other insurance programs, including the programs’ participation costs, are the same for all eligible employees, except that any executive officer employed with the Company for at least 10 years may remain on the Company’s health insurance policy after retiring from the Company, provided that such executive officer pays 100% of the premiums. Our annual matching contributions to the Company’s Employee Stock Ownership and 401(k) Plan (“KSOP”), expressed as a percentage of eligible wages, up to a stated percentage of eligible wages (and any discretionary contributions that we may make to the KSOP, expressed as a percentage of eligible wages), are also the same for all eligible employees, including each named executive officer, subject to all applicable Internal Revenue Service contribution limits and formulas for plans of these types.

Change in Control Arrangements

The Merger Proxy Statement contains certain disclosures related to information about compensation including change in control arrangements for each Company NEO that is based on or otherwise relates to the Transaction and will or may become payable by the Company. This section should be read in conjunction with those sections of the Merger Proxy Statement.

The Company maintains a “Change in Control Severance Plan” for our CEO and CFO. The Change in Control Severance Plan as approved in 2013, contained an initial two-year term with no automatic renewal, though the Board of Directors and the Compensation Committee has renewed it since that time and most recently made changes to the Plan in February 2022. The Compensation Committee adopted the Change in Control Severance Plan to help ensure appropriate behavior by individuals in key management roles in evaluating, presenting, and acting upon change in control opportunities involving the Company that may arise. The Compensation Committee believes that maintaining this Change in Control Severance Plan is in the best interests of shareholders in helping to ensure (a) the individuals in those management roles most likely to influence a change in control opportunity are appropriately incentivized to act in the best interests of shareholders; (b) continuity of management before and during an impending transaction, or the need for continuity in management after a change in control; and (c) the Company’s continuing ability to attract talented senior management members, as well as to avoid executives departing due to limited or no remuneration protections in the event of a change in control transaction. Further, the Compensation Committee believes that stable corporate leadership exhibiting the desired management behaviors is imperative for shareholders to be in a position to realize a favorable premium in the potential sale of the Company.

Under the Change in Control Severance Plan, each of Messrs. Hanna and Pratt is entitled to severance payments and termination benefits upon a termination of their employment that is a qualifying termination under the Change in Control Severance Plan. Under the Change in Control Severance Plan, if Messrs. Hanna’s or Pratt’s employment is terminated without cause or for good reason within 12 months following a change in control, subject to a release of claims, they are entitled to: (i) two times annual base salary; (ii) two times target bonus for the year of termination; (c) medical benefits under COBRA for up to 24 months for Mr. Hanna and 12 months for Mr. Pratt; (d) outplacement assistance in accordance with the applicable McGrath policies and guidelines in effect immediately prior to termination of employment; and (e) full acceleration and vesting of any and all equity awards. The Change in Control Severance Plan does not provide for a tax gross-up.

As discussed in the Merger Proxy Statement, the Merger Agreement provides that WillScot Mobile Mini will honor the Change in Control Severance Plan in accordance with its terms.

Involuntary Termination Severance Plan for Officers

The Compensation Committee established a formal Involuntary Termination Severance Plan for Officers (the “Severance Plan”) to address involuntary termination severance eligibility and payments for executive officer-level positions. The Compensation Committee believes that maintaining this Severance Plan is in the best interests of shareholders in helping to ensure the Company’s continuing ability to attract and retain talented senior executives. For the fiscal year ended December 31, 2023, all of our NEOs have been selected by the Compensation Committee to be covered by the Severance Plan.

Under the Severance Plan, upon a termination by the Company without cause prior to a change in control or after 12 months following a change in control, subject to a release of claims, our NEOs are entitled to the following severance benefits: (a) for Messrs. Hanna and Pratt, a severance payment of up to the equivalent of 12 months of base salary, and for other NEOs, a severance payment of up to the equivalent of 6 months of base salary, (b) medical benefits under COBRA for up to 12 months, and (c) outplacement assistance in accordance with the applicable Company policies and guidelines in effect immediately prior to termination of employment. In the cases of Messrs. Hanna and Pratt, if they are eligible to receive severance benefits under the Change in Control Severance Plan, they would not also be eligible to receive severance benefits under the Severance Plan, but would instead receive the benefits described under Change in Control Severance Plan above.

Under the Severance Plan, upon a termination by the Company without cause or a resignation for good reason within 12 months after a change in control, subject to a release of claims, each NEO other than Messrs. Hanna and Pratt are entitled to receive (a) a severance payment of up to the equivalent of 6 months of base salary, (b) medical benefits under COBRA for up to 12 months, (c) full acceleration and vesting of any and all equity awards, and (d) outplacement assistance in accordance with the applicable Company policies and guidelines in effect immediately prior to termination of employment. The Severance Plan does not provide for a tax gross-up.

As discussed in the Merger Proxy Statement, the Merger Agreement provides that WillScot Mobile Mini will honor the Involuntary Termination Severance Plan in accordance with its terms. Subsequent to the execution of the Merger Agreement, WillScot Mobile Mini made commitments to the Company’s NEOs other than Mr. Hanna and Mr. Pratt in the form of two separate notification letters each dated March 4, 2024 and, in the case of Ms. Malek only, a third notification letter dated March 25, 2024 (together, the “Notification Letters”) that notify the NEOs that WillScot Mobile Mini anticipates continuing the individual’s employment following the Transaction close through at least March 31, 2025. The Notification Letters further provide that the NEOs who receives the letters will be eligible to receive a one-time grant of WillScot Mobile Mini performance-based restricted stock units (“WillScot PSUs”) in the amount of $250,000 (for Ms. Van Trease and Mr. Hawkins ) or $150,000 (for Ms. Malek) to be issued under the WillScot Mobile Mini Holdings Corp 2020 Incentive Award Plan, subject to the approval of the Compensation Committee of the Board of Directors of WillScot Mobile Mini, which WillScot PSUs will vest based on the achievement of certain performance criteria (which criteria is not stated in the letter) over a three-year period. The Notification Letters further state that if the NEO’s employment is terminated without cause within one year following the Transaction close, then all unvested WillScot PSUs will vest at target performance level. The Notification Letters further state that each NEO will receive, as part of his or her severance package, 12 months of base salary rather than 6 months of base salary, in the event of a qualifying termination within the first year following the closing of the transaction.

In addition, the Company’s annual cash bonus plan for executive officers generally provides that upon such executive officer’s termination of employment without cause or resignation for good reason, which occurs prior to the end of the plan term, such executive officer would receive a pro-rated bonus based on the number of days of employment prior to such termination for the plan year, with the bonus amount calculated based on full satisfaction of the target components under the plan. If an executive officer’s employment is terminated without cause or an executive officer resigns for good reason in the middle of a plan year, such executive officer would be entitled to a pro-rated annual bonus for the year of termination.

Acceleration Under Equity Plans

The Company’s existing equity compensation plans provide for full acceleration of equity awards upon a qualifying termination after a change in control for all employees of the Company.

The Company’s existing equity compensation plans also provide for full acceleration of equity awards in the event that the equity awards are not assumed or replaced in a change in control situation. In addition, pursuant to the terms of the award agreements, in the event that a change in control occurs before the applicable performance result is determined, all outstanding 2023 PSUs will become vested, assuming achievement of target performance, on a pro-rated basis based on the date of such change in control.

In addition, the covered employee shall enjoy any additional rights provided under the terms of an equity compensation award, including but not limited to the terms of the Company’s 2016 Stock Incentive Plan, 2007 Stock Incentive Plan, or any other Company equity plan. The Compensation Committee believes that providing this vesting acceleration assists us in attracting and retaining key employees, including our executives, and promotes stability and continuity of our key employees, which we believe is in the best interests of our shareholders. For details, see “Potential Payments upon Termination or Change in Control” in this Amendment.

As described in the Merger Proxy Statement, the Merger Agreement specifies the treatment of the Company’s outstanding equity awards in connection with the First-Step Merger, which will be treated as follows at the Effective Time as defined in the Merger Agreement:

(i)	WillScot Mobile Mini will assume the Company’s 2016 Stock Incentive Plan and the Company’s 2007 Stock Incentive Plan;

(ii)

each stock appreciation award covering shares of Company Common Stock (a “Company SAR”) that is outstanding, vested and unexercised as of immediately prior to the Effective Time will be cancelled and converted into a right to receive a cash payment equal to the excess of the Per Share Cash Consideration over the applicable exercise price per share of such Company SAR;

(iii)

each restricted stock unit award covering shares of Company Common Stock (a “Company RSU Award”) that is outstanding and unvested as of immediately prior to the Effective Time will be assumed by Parent (each, a “Substitute RSU Award”), with each Substitute RSU Award being subject to the same terms and conditions as applied to the Company RSU Award immediately prior to the Effective Time, except that the number of shares of Parent Common Stock subject to each Substitute RSU Award will be equal to (A) the number of shares of Company Common Stock subject to the Company RSU Award immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio (with the resulting number rounded up to the nearest whole share);

(iv)

each Company RSU Award that is outstanding and vested as of immediately prior to the Effective Time (taking into account any acceleration or vesting as a result of the consummation of the Integrated Mergers), will be cancelled and converted into a right to receive the Merger Consideration, with 60% of the shares of Company Common Stock underlying such Company RSU Award converted into Per Share Cash Consideration and 40% of the Company Common Stock underlying such Company RSU Award converted into Per Share Stock Consideration;

(v)

each outstanding performance-based restricted stock unit award covering shares of Company Common Stock (a “Company PSU Award”) granted during the 2022 calendar year will accelerate and be cancelled and converted into a right to receive the Merger Consideration, with such conversion based on the number of restricted stock units deemed earned based on the Board’s good faith best estimate of projected actual performance through the end of the performance period (the “Deemed Earned Units”) and 60% of the Deemed Earned Units converted into Per Share Cash Consideration and 40% of the Deemed Earned Units converted into Per Share Stock Consideration; and

(vi)

each Company PSU Award granted during the 2023 calendar year will accelerate and be cancelled and converted into a right to receive the Merger Consideration, with such conversion based on the number of restricted stock units that would vest if target performance was achieved and pro-rated based on the number of days elapsed between the grant date and the Effective Time and 60% of the vesting restricted stock units converted into Per Share Cash Consideration and 40% of the vesting restricted stock units converted into Per Share Stock Consideration.

As described in the Merger Proxy Statement, under the Company’s 2016 Stock Incentive Plan and 2007 Stock Incentive Plan, the Substitute RSU Awards are subject to full accelerated vesting if the holder’s employment or service is terminated by WillScot Mobile Mini without cause within 12 months after the First-Step Merger.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Code generally limits our corporate tax deduction for compensation paid to certain executive officers to $1 million per year. Prior to December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, this limitation did not apply to compensation that qualified as “performance-based” compensation under Section 162(m) of the Code. Under the TCJA, this “performance-based” exception was repealed for taxable years beginning after December 31, 2017, except with respect to certain “grandfathered” compensation.

The Compensation Committee intends to maximize our ability to deduct executive compensation for tax purposes to the extent structuring our executive compensation for tax purposes is in alignment with our compensation philosophy. The Compensation Committee nonetheless reserves the right to use its judgment to authorize compensation payments that may not be deductible when the committee believes that such payments are appropriate and in the best interests of our shareholders, after taking into account changing business conditions or the executive officer’s performance.

Accounting for Stock-Based Compensation

We accrue our named executive officers’ salaries and incentive awards as an expense when earned. For our stock-based compensation, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”), requires us to recognize compensation expense within our income statement for all share-based payment arrangements, which includes employee stock option plans. The expense is based on the grant-date fair value of the equity award granted and is recognized ratably over the requisite service period. The Compensation Committee considers the expense of equity awards as part of its overall evaluation of our equity compensation program.

Compensation Policies and Practices and Risk Management

The Compensation Committee considers potential risks when reviewing and approving the compensation programs for our executive officers and other employees. We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk-taking. The following elements have been incorporated in our programs available for our executive officers:

•	A Balanced Mix of Compensation Components—The target compensation mix for our executive officers is composed of base salary, annual cash bonus incentives, and long-term equity awards.

•

Multiple Performance Factors—Our incentive compensation plans use both company-wide metrics and individual annual priorities, which encourage a focus on the achievement of objectives for the overall benefit of the Company.

•

Different Performance Metrics—We generally use different performance metrics between our cash bonus and performance RSU programs, providing a balance and mitigating against the potential for undue risk in meeting a single goal.

•	Realistic Performance Goals—Financial performance goals in our performance-based incentive plans are set at levels that are intended to be attainable without the need to take inappropriate risks.

•	Capped Incentive Awards—Payouts for both the annual cash bonus incentive awards and our performance RSUs are capped for our executive officers.

•	Stock Ownership Guidelines—Our stock ownership guidelines align the interests of our executive officers with preservation and appreciation of stockholder value over time.

•	Multi-Year Vesting—Equity awards vest over multiple years, requiring long-term commitment on the part of employees.

•

Competitive Positioning—The Compensation Committee considers our executive compensation program structure and levels relative to our peers. The Compensation Committee generally targets total compensation to be in a market competitive range relative to our peer group and compensation survey data.

•	Corporate Governance Programs—We have implemented corporate governance guidelines, a code of conduct, a compensation recoupment policy, and other corporate governance measures and internal controls.

The Compensation Committee also reviews the key design elements of our compensation programs in relation to industry practices, as well as the means by which any potential risks may be mitigated, such as through our internal controls and oversight by management and the board. As a result of this review, the Compensation Committee concluded that, based on a combination of factors, our compensation policies and practices do not incentivize excessive risk-taking that could have a material adverse effect on the Company.

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, that might incorporate future filings, including this Amendment, with the SEC, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act, unless specifically stated to be incorporated by reference therein.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee:

Kimberly A. Box, Chair
Nicolas C. Anderson
William J. Dawson
Elizabeth A. Fetter
Bradley M. Shuster

Summary Compensation Table

The following table provides summary information concerning the compensation earned during the fiscal years ended December 31, 2023, December 31, 2022, and December 31, 2021, by each of our named executive officers.

Summary Compensation Table(1)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($ )	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Joseph F. Hanna	2023	$800,000	—	$2,700,334	—	$1,130,600	—	$140,964	$4,771,898
President and Chief Executive Officer	2022	$700,000	—	$1,350,376	—	$965,913	—	$104,878	$3,121,167
	2021	$663,344	—	$1,875,010	—	$580,509	—	$142,817	$3,261,680
Keith E. Pratt Executive Vice President,
Chief Financial Officer and Assistant Corporate Secretary	2023	$500,000	—	$750,672	—	$426,900	—	$61,931	$1,739,503
	2022	$480,000	—	$524,876	—	$385,248	—	$43,993	$1,434,117
	2021	$465,619	—	$523,045	—	$256,742	—	$70,621	$1,316,027
Philip B. Hawkins
Senior Vice President and Division Manager, Mobile Modular	2023	$380,000	—	$410,784	—	$363,546	—	$43,613	$1,197,943
	2022	$350,000	—	$325,000	—	$209,167	—	$30,999	$915,166
	2021	$317,723	—	$366,677	—	$165,180	—	$48,228	$897,808
Gilda Malek(5)
Vice President, General Counsel and Corporate Secretary	2023	$313,425	—	$400,300	—	$233,823	—	—	$947,548
	2022	—	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—	—
Kristina Van Trease	2023	$330,000	—	$479,596	—	$281,754	—	$23,650	$1,115,000
Senior Vice President, Chief Strategy Officer	2022	$316,000	—	$255,126	—	$258,749	—	$27,518	$857,393
	2021	$286,893	—	$228,082	—	$131,259	—	$27,586	$673,820

(1)	Amounts disclosed in this and other tables may minimally vary from amounts presented within the CD&A narrative due to rounding to the nearest dollar for tabular purposes.
(2)

The amounts in columns (e) and (f) reflect the aggregate grant date fair value amounts, in accordance with ASC the 718, of awards granted pursuant to the 2016 Plan. RSUs were granted to our NEOs on February 24, 2023, with a grant date fair value of $999,853 for Mr. Hanna; $375,336 for Mr. Pratt; $205,392 for Mr. Hawkins; and $320,078 for Ms. Van Trease. Ms. Malek was hired on March 21, 2023, and was granted RSUs on March 31, 2023, with a grant date fair value of $400,300. The grant date fair value of each RSU granted to the NEOs, except for Ms. Malek, is equal to the closing share price of our common stock on the date of grant of $104.26. The grant date fair value of the RSUs granted to Ms. Malek is equal to the closing share price of our common stock on the grant date of March 31, 2023, of $93.31. The PSUs were granted to our NEOs on February 24, 2023, with a grant date fair value of $1,700,481 for Mr. Hanna; $375,336 for Mr. Pratt; $205,392 for Mr. Hawkins; and $159,518 for Ms. Van Trease, based on target level of performance. Ms. Malek did not receive PSUs in 2023. If the maximum level of performance were achieved, each NEO would earn 200% of the target number of PSUs awarded. Based on the closing price of our common stock on the grant date, the maximum value of the PSUs awarded to each NEO is as follows: Mr. Hanna— $3,400,961; Mr. Pratt — $750,672; Mr. Hawkins — $410,784; and Ms. Van Trease — $319,036. Assumptions used in the calculation of these amounts are included in the notes of the Company’s audited financial statements for the fiscal year ended December 31, 2023, included in the 2023 Annual Report. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that may be realized by the named executive officers.

(3)

The amounts in column (g) reflect amounts earned by the named executive officers during the fiscal year ended December 31, 2023, and paid in 2024 pursuant to the Cash Bonus Plan. See “Non-Equity Performance-Based Incentive Plan Compensation” in this Amendment for additional detail.

(4)

The amounts in column (i) reflect the cash contributions allocated to each named executive officer pursuant to the provisions of the Company’s Employee Stock Ownership and 401(k) Plan and dividend equivalent payouts for vested RSUs and PSUs that were not factored into the grant date fair values of such RSUs and PSUs. The table below details the amounts paid to each named executive officer.

(5)	Ms. Malek was hired by the Company effective March 21, 2023.

Name	Year	Employee Stock Ownership and 401(k) Plan Cash Contribution ($)	RSU and PSU Dividend Payments ($)	Total ($)
Joseph F. Hanna	2023	$13,200	$127,764	$140,964
	2022	$12,200	$92,678	$104,878
	2021	$11,600	$131,217	$142,817
Keith E. Pratt	2023	$13,200	$48,731	$61,931
	2022	$12,200	$31,793	$70,621
	2021	$11,600	$59,021	$73,929
Philip B. Hawkins	2023	$13,200	$30,413	$43,613
	2022	$12,200	$18,799	$30,999
	2021	$11,600	$36,628	$48,228
Gilda Malek	2023	—	—	—
	2022	—	—	—
	2021	—	—	—
Kristina Van Trease	2023	$13,200	$10,450	$23,650
	2022	$12,200	$15,318	$27,518
	2021	$11,600	$15,986	$27,586

2023 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph F. Hanna		$500,000	$800,000	$1,400,000	—	—	—	—	—	—	—
	2/24/2023	—	—	—	8,155	16,310	32,620	9,590	—	—	$2,700,334
Keith E. Pratt		$187,500	$300,000	$525,000	—	—	—	—	—	—	—
	2/24/2023	—	—	—	1,800	3,600	7,200	3,600	—	—	$750,672
Philip B. Hawkins		$142,500	$228,000	$399,000	—	—	—	—	—	—	—
	2/24/2023	—	—	—	985	1970	3,940	1,970	—	—	$410,784
Gilda Malek		$125,000	$200,000	$350,000	—	—	—	—	—	—	—
	3/31/2023	—	—	—	—	—	—	4,290	—	—	$400,300
Kristina Van Trease		$123,750	$198,000	$346,500	—	—	—	—	—	—	—
	2/24/2023				765	1,530	3,060	1,530
	2/24/2023	—	—	—				1,540	—	—	$479,596

(1)

The amounts listed in these columns reflect the threshold, target and maximum amounts payable to the named executive officers pursuant to the Cash Bonus Plan. See “Non-Equity Performance-Based Incentive Plan Compensation” for additional detail. The threshold assumptions assume achieving 90% of the profitability target and no achievement of the personal annual priorities.

(2)

Each named executive officer received a grant of PSUs which are subject to a performance-based vesting component at the end of a three-year performance period, except for Ms. Malek, who did not receive any performance-based RSUs for 2023. Unless earlier forfeited under the terms of the PSUs, each PSU vests and converts into no less than 50% and no more than 200% of one share of Common Stock. The PSUs vest 100% at the end of the three-year performance period if the performance goal is satisfied.

(3)

On February 24, 2023, each named executive officer, except for Ms. Malek, who received her grant on March 31, 2023, received a grant of time-based RSUs that vest 33% on each anniversary of the grant date until fully vested. Each unit represents a right to receive one share of Common Stock or an amount equal to the fair market value of the Common Stock underlying the unit on the vesting date. Ms. Van Trease received an additional time-based RSU grant on February 24, 2023 of 1,540 shares to replace the February 25, 2021 PSU grant that was forfeited due to the sale of Adler Tank Rentals on February 1, 2023.

(4)

The amounts listed in this column reflect the maximum amount payable to the named executive officers under the terms of the PSUs. Each PSU vests and converts into no less than 50% and no more than 200% of one share of the Company’s common stock amounts payable to the named executive officers. The amounts in the table above reflect the probable performance outcome of a maximum payout of 200%. See “Long-Term Incentive Compensation” for additional detail.

2023 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Joseph F. Hanna	—	—	—	—	—	2,674	(1)	$319,864	8,310	(4)	$994,042
						16,040	(2)	$1,918,705	16,310	(6)	$1,951,002
						5,541	(3)	$662,814
						9,590	(5)	$1,147,156
Keith E. Pratt	—	—	—	—	—	1,017	(1)	$121,654	3,230	(4)	$386,373
						6,100	(2)	$729,682	3,600	(6)	$430,632
						2,154	(3)	$257,661
						3,600	(5)	$430,632
Philip B. Hawkins	—	—	—	—	—	641	(1)	$76,676	2,000	(4)	$239,240
						3,840	(2)	$459,341	1,970	(6)	$235,651
						1,334	(3)	$159,573
						1,970	(5)	$235,651
Gilda Malek	—	—	—	—	—	4,290	(5)	$513,170	—		—
Kristina Van Trease	—	—	—	—	—	514	(1)	$61,485	1,570	(4)	$187,803
						1,047	(3)	$125,242	1,530	(6)	$183,019
						1,530	(5)	$183,019
						1,540	(7)	$184,215

(1)

Represents RSUs granted on February 25, 2021, with 33% vesting on the first annual anniversary of the grant; 33% vesting on the second annual anniversary of the grant; and 34% vesting on the third annual anniversary of the grant. Each RSU represents a right to receive one share of common stock or an amount equal to the fair market value of the Company’s common stock underlying the unit on the vesting date, with vesting dates of 2/25/22, 2/25/23, and 2/25/24.

(2)

Represents PSUs granted on February 25, 2021, which have been earned at 200% of target as a result of achieving the performance conditions at maximum level during the three-year performance period ending on December 31, 2023, which PSUs remained subject to time-based vesting conditions and vested on February 25, 2024.

(3)

Represents RSUs granted on February 25, 2022, with 33% vesting on the first annual anniversary of the grant; 33% vesting on the second annual anniversary of the grant; and 34% vesting on the third annual anniversary of the grant. Each RSU represents a right to receive one share of the Company’s common stock or an amount equal to the fair market value of the Company’s common stock underlying the unit on the vesting date, with vesting dates of 2/25/23, 2/25/24, and 2/25/25.

(4)

Represents PSUs granted on February 25, 2022 that are subject to a performance-based vesting component at the end of a three-year performance period. Unless earlier forfeited under the terms of the PSUs, each PSU vests and converts into no less than 50% and no more than 200% of one share of the Company’s common stock. The PSUs vest 100% at the end of the three-year performance period if the performance goal is satisfied, with a vesting date of 2/25/25.

(5)

Represents RSUs granted on February 24, 2023, with 33% vesting on the first annual anniversary of the grant; 33% vesting on the second annual anniversary of the grant; and 34% vesting on the third annual anniversary of the grant. Each RSU represents a right to receive one share of the Company’s common stock or an amount equal to the fair market value of the Company’s common stock underlying the unit on the vesting date, with vesting dates of 2/24/24, 2/24/25, and 2/24/26. Except for Ms. Malek who received her RSU grant on March 31, 2023 with vesting dates of 3/31/24, 3/31/25, and 3/31/26.

(6)

Represents PSUs granted on February 24, 2023 that are subject to a performance-based vesting component at the end of a three-year performance period. Unless earlier forfeited under the terms of the PSUs, each PSU vests and converts into no less than 50% and no more than 200% of one share of the Company’s common stock. The PSUs vest 100% at the end of the three-year performance period if the performance goal is satisfied, with a vesting date of 2/24/26.

(7)

Represents RSUs granted on February 24, 2023, 100% of which vest on the first annual anniversary of the grant. Each RSU represents a right to receive one share of the Company’s common stock or an amount equal to the fair market value of the Company’s common stock underlying the unit on the vesting date, with a vesting date of 2/24/24.

2023 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph F. Hanna	56,000	$3,721,760	22,268	$2,269,191
Keith E. Pratt	16,000	$1,058,880	7,160	$729,404
Philip B. Hawkins	5,280	$351,067	4,259	$433,991
Gilda Malek	—	$—	—	$—
Kristina Van Trease	5,845	$373,729	3,458	$352,317

(1)

The “value realized on exercise” represents the number of shares of Common Stock acquired on exercise of the applicable option multiplied by the NASDAQ Stock Market close price of our Common Stock on the applicable date of exercise, less the number of shares of the Company’s common stock acquired on exercise of the option multiplied by the exercise price of the option.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2023:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	240	$34.57	1,123,946
Equity compensation plans not approved by security holders	—	$—	—
Total	240	$34.57	1,123,946

Our 2016 Stock Incentive Plan was approved by shareholders and has been filed as an exhibit to our Annual Report on Form 10-K.

Potential Payments upon Termination or Change-in-Control

Pursuant to the terms of the 2023 PSU award agreements, in the event of a change in control, if such change in control occurs prior to the end of the three-year performance period, a prorated portion of the 2023 PSUs will vest assuming target performance is achieved, with the prorated portion determined based on the number of days elapsed between the grant date and the change in control. Assuming a change in control occurs on December 31, 2023, based on a closing NASDAQ Stock Market price of $119.62 per share on December 29, 2023, the value of the 2023 PSUs that each NEO would be entitled to is as follows: 4,617 shares or $552,328 for Mr. Hanna; 1,019 shares or $121,911 for Mr. Pratt; 557 shares or $66,712 for Mr. Hawkins; 433 shares or $51,812 for Ms. Van Trease; and $0 for Ms. Malek, who was hired on March 21, 2023 and was not granted PSUs in 2023. The acceleration and prorated vesting of a portion of the 2023 PSUs occurs on a change in control and is not contingent on an NEO’s termination of employment.

Under the terms of our Cash Bonus Plan, the 2016 Stock Incentive Plan and related equity award agreements and KSOP, as well as our Change in Control Severance Plan and Involuntary Termination Severance Plan for Officers, payments may be made to each of our named executive officers upon his or her termination of employment or a change in control (as defined in each plan) of the Company. See “Compensation Discussion and Analysis” and “Equity Compensation Plan Information” for a description of, and an explanation of, the specific circumstances that would trigger payments under each plan, agreement, or policy.

The Merger Proxy Statement contains certain disclosures also related to information about potential payments upon a termination or change in control, including a table setting forth compensation that is based on an assumption that the Transaction occurs, and which materially differs from the information and payments detailed in the following table. The following table sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, including termination for good reason, termination not for cause, termination for cause, termination in connection with a change in control, and termination due to death or permanent disability that is in no way related to the Transaction or the specific circumstances surrounding the Transaction. The payments would be made pursuant to the plans, agreements, or Company policies identified in preceding paragraph. The information set forth in the table below assumes the termination event occurred on December 31, 2023. This section should be read in conjunction with the section of the Merger Proxy Statement covering Potential Payments Upon Termination or Change-in-Control.

The actual amounts to be paid out can only be determined at the time of an executive’s separation from the Company and may differ materially from the amounts set forth in the table below. The amounts set forth in the table below do not reflect the withholding of applicable state and federal taxes.

Name	Voluntary Resignation for Good Reason ($)	Involuntary Termination		Termination Without Cause or Resignation for Good Reason & Change in Control (3) ($)	Retirement, Death, Permanent Disability, or Resignation Without Good Reason ($)
		Without Cause (1) ($)	For Cause ($)
Joseph F. Hanna
Non-Equity Incentive Plan	800,000	800,000	0	800,000	0
Accelerated Awards Under Equity Incentive Plans (2)	0	0	0	4,635,567	0
Cash Severance	0	800,000	0	3,200,000	0
Continuation of Medical Benefits Under COBRA (present value)	0	22,354	0	44,708	0
Reasonable Outplacement Assistance	0	15,000	0	15,000	0

Total	800,000	1,637,354	0	8,695,275	0
Keith E. Pratt
Non-Equity Incentive Plan	300,000	300,000	$0	300,000	0
Accelerated Awards Under Equity Incentive Plans (2)	0	0	0	1,683,075	0
Cash Severance	0	500,000	0	1,600,000	0
Continuation of Medical Benefits Under COBRA (present value)	0	34,088	0	34,088	0
Reasonable Outplacement Assistance	0	15,000	0	15,000	0

Total	300,000	849,088	0	$3,632,163	0
Philip B. Hawkins
Non-Equity Incentive Plan	$228,000	$228,000	0	228,000	0
Accelerated Awards Under Equity Incentive Plans (2)	0	0	0	1,007,525	0
Cash Severance	0	190,000	0	190,000	0
Continuation of Medical Benefits Under COBRA (present value)	0	31,922	0	31,922	0
Reasonable Outplacement Assistance	0	7,500	0	7,500	0

Total	228,000	457,422	0	$1,464,947	0
Gilda Malek
Non-Equity Incentive Plan	$200,000	200,000	0	$200,000	0
Accelerated Awards Under Equity Incentive Plans (2)	0	0	0	513,170	0
Cash Severance	0	200,000	0	200,000	0
Continuation of Medical Benefits Under COBRA (present value)	0	21,427	0	21,427	0
Reasonable Outplacement Assistance	0	7,500	0	7,500	0

Total	200,000	428,927	0	$942,097	0
Kristina Van Trease
Non-Equity Incentive Plan	$198,000	198,000	0	$198,000	0
Accelerated Awards Under Equity Incentive Plans (2)	0	0	0	793,577	0
Cash Severance	0	165,000	0	165,000	0
Continuation of Medical Benefits Under COBRA (present value)	0	—	0	—	0
Reasonable Outplacement Assistance	0	7,500	0	7,500	0

Total	198,000	370,500	0	1,164,077	0

(1)

Represents the severance payments and benefits that the NEOs would be entitled to if a termination without cause occurs prior to or after 12 months following a change in control under the Severance Plan including (i) one year of base salary for Messrs. Hanna and Pratt and six months of base salary for Mr. Hawkins and Mses. Malek and Van Trease, (ii) 12 months of COBRA coverage payable to the NEOs (and the NEO’s spouse and dependents, as applicable) and (iii) reasonable outplacement assistance. In addition, upon a termination without cause, under the 2023 Cash Bonsu Plan, each NEO would be entitled to payment of the target bonus amount pro-rated based on the date of termination. There would not be any acceleration of equity awards if a termination without cause occurs prior to or after 12 months following a change in control.

(2)

Assumes termination on the last day of the calendar year, with a closing NASDAQ Stock Market price of $119.62 per share on December 29, 2023. Under the Change in Control Severance Plan and the Severance Plan, as applicable, if a termination of employment without cause or a resignation for good reason within 12 months of a change in control of the Company, all unvested equity awards held by the NEOs would become fully vested. In addition, the award agreements for PSUs granted in 2023 provide for prorated vesting assuming target level of performance based on the number of days elapsed between the grant date and a change in control. For the 2023 PSUs only, the prorated vesting of a portion of the PSUs occurs on a change in control and is not contingent on an NEO’s termination of employment. For each NEO, the amount included represents (i) the value of 100% of their unvested RSUs, (ii) the value of 100% of their unvested 2021 PSUs and 2022 PSUs assuming performance is achieved at target level and (iii) the value of their 2023 PSUs assuming target performance and pro-rated based on the number of days elapsed between the grant date and December 31, 2023. As described in the Merger Proxy Statement, the Merger Agreement specifies the treatment of the Company’s outstanding equity awards in connection with the First-Step Merger, which is different from that described in this footnote, see “Acceleration Under Equity Plans” section of this Amendment for a description of how the Company’s outstanding equity awards will be treated in connection with the Transaction.

(3)

Represents the severance payments and benefits that the NEOs would be entitled to under the Change in Control Severance Plan and the Severance Plan, as applicable, if a termination of employment without cause or a resignation for good reason within 12 months of a change in control of the Company, including (i) for Messrs. Hanna and Pratt, an amount equal to two times the sum of their annual base salary and annual target bonus for the year of termination, and for Mses. Malek and Van Trease and Mr. Hawkins, an amount equal to 6 months of their annual base salary, (ii) 24 months COBRA coverage payable to the CEOs and 12 months of COBRA coverage payable to other NEOs (and the NEO’s spouse and dependents, as applicable), (iii) reasonable outplacement assistance and (iv) full acceleration and vesting of all equity awards. In addition, upon a termination without cause or a resignation for good reason, under the 2023 Cash Bonsu Plan, each NEO would be entitled to payment of the target bonus amount pro-rated based on the date of termination.

CEO Compensation Pay Ratio

We believe our executive compensation program must be internally consistent and equitable to motivate our employees to create shareholder value. We monitor the relationship between the compensation of our executive officers and the compensation of our non-managerial employees. For 2023, the total compensation of Joseph F. Hanna, our President and Chief Executive Officer, of $4,579,698, as shown in the “Summary Compensation Table” above, (the “CEO Compensation”), was approximately 66 times the total compensation of a median employee of $69,099, calculated in the same manner.

Our CEO to median employee pay ratio is calculated in accordance with the SEC’s rules pursuant to Item 402(u) of Regulation S-K. We identified the median employee by examining the 2023 total cash compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2023, the last day of our payroll year. We included all employees, whether employed on a full-time, part-time or seasonal basis. We did not make any assumptions, adjustments or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2023. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.

Treatment of Certain Compensation Elements Upon Termination

Executive Severance Policy. We do not have employment agreements. The Compensation Committee has, however, established terms and conditions to address involuntary termination severance benefits for executive officer-level positions in connection with a change in control of the Company or otherwise. For details, see both the “Change of Control Severance Plan” and “Involuntary Termination Severance Plan for Officers” discussions within the “Compensation Discussion and Analysis” section of this Amendment.

Retirement Plan. All employees who participate in our KSOP are entitled to their vested amounts upon termination of their employment.

Health and Welfare Benefit and Executive Benefits and Perquisites Continuation. An executive officer is not entitled to any continuation of his or her health and welfare benefits, executive benefits, or perquisites (other than pursuant to COBRA) following the termination of his or her employment, except that any executive officer employed with the Company for at least 10 years may remain on the Company’s health insurance policy after he or she retires from the Company, provided he or she pays 100% of the premiums.

Long-Term Incentives. Except in the circumstances discussed above, an executive officer forfeits his or her stock options or unvested shares of restricted stock upon termination of employment,and is not entitled to any continuation of vesting or acceleration of vesting with respect to his or her options or unvested restricted stock awards. The executive would be, however, entitled to exercise any vested options for a period of 90 days after termination and is entitled to continue to hold his or her shares of restricted stock that had previously vested (in the same manner as any other employee of the Company). In the event of a qualifying termination following a change in control, an executive officer is entitled to the acceleration of vesting with respect to all of his or her equity awards, consistent with the Change in Control arrangements described above.

Pay Versus Performance

In accordance with rules adopted by the SEC, we provide the following disclosure regarding executive Compensation Actually Paid (“CAP”) (as calculated in accordance with SEC rules) and certain Company performance for the fiscal years listed below. See “Executive Compensation” in this Amendment for a complete description of how executive compensation relates to Company performance and how the Compensation Committee makes its decisions.

					Year-end value of $100 invested on 12/31/2019 in:
Year	Summary Compensation Table Total for Joseph Hanna $	Compensation Actually Paid to Joseph Hanna(1)(2)(3) $	Average Summary Compensation Table Total for Non-CEO NEOs(4) $	Average Compensation Actually Paid to Non-CEO NEOs(1)(2)(3)(4) $	MGRC $	S&P 500 Industrials Index $	Net Income (in millions) $	Pre-Tax Income (in millions) $
2023	4,771,898	8,501,597	1,249,999	1,755,679	171.19	165.61	174.6	151.2
2022	3,121,167	4,871,184	1,029,825	1,480,971	138.60	126.96	115.1	150.0
2021	3,261,680	4,386,308	969,855	1,277,750	110.16	157.53	89.7	121.8
2020	2,668,399	1,108,518	857,107	360,892	90.05	123.17	102.0	132.0

(1)	Deductions from, and additions to, total compensation in the “Summary Compensation Table” by year to calculate CAP include:

	2023 Joseph Hanna	Average Non-CEO NEOs
Total Compensation from Summary Compensation Table	$4,771,898	$1,249,999

Adjustments for Pension
Adjustment Summary Compensation Table Pension	$—	$—
Amount added for current year service cost	$—	$—
Amount added for prior service cost impacting current year	$—	$—

Total Adjustments for Pension	$—	$—

Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$2,700,334	$510,338
Year-end fair value of unvested awards granted in the current year	$4,600,430	$762,488
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$969,825	$169,598
Fair values at vest date for awards granted and vested in current year	$—	$—
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$709,030	$89,940
Forfeitures during current year equal to prior year-end fair value	$—	$34,213
Dividends or dividend equivalents not otherwise included in total compensation	$150,748	$28,206

Total Adjustments for Equity Awards	$6,430,033	$1,016,018
Compensation Actually Paid (as calculated)	$8,501,597	$1,755,679

(2)

The assumptions used in calculating the fair value of the equity awards did not differ in any material respect from the assumptions used to calculate the grant date fair value of the awards as reported in the Summary Compensation Table, except that as of the end of 2023, the fair value calculations of the PSUs granted in 2021 and 2022 assumed a payout at maximum, and the PSUs granted in 2023 assumed a payout between target and maximum, in each case as compared to the grant date fair value calculations which assumed a payout at target.

(3)	Non-CEO NEOs reflect the average “Summary Compensation Table” total compensation and average CAP for the following executives by year:

2023: Pratt, Keith; Hawkins, Philip; Malek, Gilda; Van Trease, Kristina

2022: Pratt, Keith; Hawkins, Philip; Craft, Melodie; Van Trease, Kristina

2021: Pratt, Keith; Hawkins, Philip; Lieffrig, John; Craft, Melodie

2020: Pratt, Keith; Hawkins, Philip; Craft, Melodie; Van Trease, Kristina

Most Important Performance Measures

In our assessment, the most important performance measures used to link CAP (as calculated in accordance with the SEC rules) to Company performance are listed in the table below. The role of each of these performance measures in our executive compensation program is discussed in “Executive Compensation” in this Amendment.

Performance Measures

Pre-Tax Income

Adjusted EBITDA

Descriptions of the Information Presented in the Pay Versus Performance Table

The illustrations below compare CAP (as calculated in accordance with the SEC rules) and the following measures:

•	the Company’s cumulative TSR and the S&P 500 Industrials Index’s cumulative TSR;

•	the Company’s Net Income; and

•	the Company’s Pre-Tax Income

Due to the mechanics of how CAP is calculated, fluctuations in stock price or TSR may have a greater impact on the CAP values than any single financial metric.

Relationships Amongst Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company, with the exception that David M. Whitney and Kristina Van Trease are husband and wife.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company during 2023 consisted of Messrs. Anderson, Dawson, and Shuster, and Mses. Box and Fetter. No member of the Compensation Committee is a present or former executive officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company with respect to beneficial ownership of our Common Stock as of April 1, 2024, by (i) each shareholder known to the Company to own beneficially more than 5% of our Common Stock; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all directors and executive officers of the Company as a group:

Beneficial Owner(1)(2)	Shares Beneficially Owned(3)	Percentage of Class of Shares Beneficially Owned
The Vanguard Group(4) 100 Vanguard Blvd. Malvern, PA 19355	2,691,278	11.0%
BlackRock, Inc.(5) 55 East 52nd Street New York, NY 10055	2,127,591	8.7%
Franklin Mutual Advisors, LLC(6) 101 John F. Kennedy Parkway Short Hills, NJ 07078-2789	1,866,600	7.6%
Joseph Hanna(7)	171,249	*
Keith E. Pratt(7)	56,867	*
Philip B. Hawkins(7)	4,283	*
Gilda Malek(7)(8)	919	*
Kristina Van Trease(7)	5,507	*
Nicolas C. Anderson	1,500	*
Kimberly A. Box	8,500	*
Smita Conjeevaram	4,500	*
William J. Dawson	28,105	*
Elizabeth A. Fetter	5,970	*
Bradley M. Shuster	11,700	*
All executive officers and directors as a group (15 persons)(9)	377,369	1.6%

*	The percentage of shares beneficially owned by this director or executive officer constitutes less than 2% of our Common Stock as of April 1, 2024.
(1)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o McGrath RentCorp, 5700 Las Positas Road, Livermore, California 94551.
(2)

To the Company’s knowledge, except as set forth in the footnotes to this table, and subject to applicable community property laws, each shareholder named in this table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(3)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Shares of the Company’s Common Stock subject to equity awards currently exercisable or that will become exercisable within 60 days of April 1, 2024, are deemed outstanding for computing the percentage of the person holding such equity awards, but are not deemed outstanding for computing the percentage of any other person. Percentages are based on 24,548,743 shares of the Company’s Common Stock outstanding as of April 1, 2024.

(4)

The Vanguard Group filed Amendment No. 12 to Schedule 13G with the SEC on February 13, 2024, and reported beneficial ownership of 2,691,278 shares, sole dispositive power with respect to 2,619,230 shares of Common Stock, shared voting power with respect to 45,854 shares of Common Stock, and shared dispositive power with respect to 72,048 shares of Common Stock. The Schedule 13G/A contained information as of December 31, 2023, and may not reflect current holdings of the Company’s Common Stock.

(5)

BlackRock, Inc. filed Amendment No. 15 to Schedule 13G with the SEC on January 25, 2024, and reported beneficial ownership of 2,127,591 shares and sole voting power with respect to 2,062,608 shares of Common Stock. The Schedule 13G/A contained information as of December 31, 2023, and may not reflect current holdings of the Company’s Common Stock.

(6)

Franklin Mutual Advisers, LLC filed Amendment No. 2 to Schedule 13G with the SEC on January 23, 2024, and reported beneficial ownership of 1,866,600 shares, sole voting power with respect to 1,763,647 shares, and sole dispositive power with respect to 1,866,600 shares of Common Stock. The securities reported are beneficially owned by one or more open-end investment companies or other managed accounts that are investment management clients of Franklin Mutual Advisers, LLC (“FMA”), an indirect wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). When an investment management contract (including a sub-advisory agreement) delegates to FMA investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats FMA as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, FMA reports on Schedule 13G that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement, unless otherwise noted in Item 4 of Schedule 13G. As a result, for purposes of Rule 13d-3 under the Act, FMA may be deemed to be the beneficial owner of the securities reported in Schedule 13G. The Schedule 13G contained information as of December 31, 2023, and may not reflect current holdings of the Company’s Common Stock.
(7)

Includes the shares held by the KSOP for the benefit of the named individual. The number of shares included is 258 shares for Mr. Hanna; 350 shares for Mr. Pratt; 19,304 shares for Mr. Hawkins; 0 shares for Ms. Malek; 1,167 shares for Ms. Van Trease; and 41,594 shares for all executive officers and directors as a group. These shares are included because beneficiaries under the KSOP hold sole voting power over the shares (whether or not rights to the shares have vested).

(8)	Ms. Malek was hired by the Company effective March 21, 2023.
(9)	See footnote (7).

Communications with the Board of Directors

Our Board of Directors believes that full and open communication between shareholders and members of our Board of Directors is in the best interests of our shareholders. Shareholders may contact any director or committee of the Board of Directors by writing to the Compliance Officer, c/o McGrath RentCorp, 5700 Las Positas Road, Livermore, California 94551. The Compliance Officer will review all such communications for relevance to activities of the Board of Directors and will promptly forward all relevant written communications to the Board of Directors. Comments or complaints relating to our accounting, internal accounting controls, auditing matters, corporate fraud, or violations of federal or state laws may be referred directly to our Audit Committee by writing to the Chairman of the Audit Committee, c/o Compliance Officer, McGrath RentCorp, 5700 Las Positas Road, Livermore, California 94551. Further details can be found in “Reporting Questionable Accounting and Auditing Practices and Policy Prohibiting Retaliation Against Reporting Employees” and “Corporate Governance Guidelines” found on our website at www.mgrc.com under the Investors section.

Shareholder Recommendations for Membership on our Board of Directors

The Corporate Governance and Nominating Committee will consider shareholder recommendations of director nominees. To recommend director nominee(s), a shareholder must submit the following relevant information in writing to the attention of the Compliance Officer at our principal executive offices: (1) the name, age, business, and residence address of the prospective candidate; (2) a brief biographical description of the prospective candidate, including employment history for the past five years and a statement of the qualifications of the prospective candidate; (3) the class and number of shares of our Common Stock, if any, which are beneficially owned by the prospective candidate; (4) a description of all arrangements or understandings between the shareholder and the prospective candidate pursuant to which the nomination is to be made by the shareholder if the shareholder and the prospective candidate are different individuals; (5) the candidate’s signed consent to serve as a director if elected and to be named in our proxy statement; (6) a signed certificate providing the class and number of shares of our Common Stock which are beneficially owned by the shareholder; and (7) any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Exchange Act. Once the Corporate Governance and Nominating Committee receives the shareholder recommendation, it may deliver to the prospective candidate a questionnaire that requests additional information about the candidate’s independence, qualifications, and other matters, including a possible interview, that would assist the Corporate Governance and Nominating Committee in evaluating the candidate, as well as certain information that must be disclosed about the candidate in our proxy statement or other regulatory filings if nominated.

The Corporate Governance and Nominating Committee will not evaluate candidates differently based on who has made the recommendation. The Corporate Governance and Nominating Committee will consider candidates from any reasonable source, in addition to shareholder recommendations. The Corporate Governance and Nominating Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates. No such consultants or search firms were used for the slate of director nominees up for election at the Annual Meeting, and, accordingly, no fees have been paid to consultants or search firms in the 2023 fiscal year.

We have not received a director nominee recommendation from any shareholder (or group of shareholders) that beneficially owns more than five percent of our Common Stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our Common Stock with the SEC and the NASDAQ Stock Market. Copies of these reports are also required to be delivered to us. See “Security Ownership of Certain Beneficial Owners and Management” above for identification of those persons who qualify as “Reporting Persons.”

We believe, based solely on our review of the copies of such reports submitted on EDGAR and written representations from Reporting Persons, that during the fiscal year ended December 31, 2023, all Reporting Persons complied with all applicable filing requirements in a timely manner.

Code of Business Conduct and Ethics

Our Board of Directors adopted and approved a Code of Business Conduct and Ethics and Whistleblower Policy. This code and Whistleblower Policy apply to all of our employees and our non-employee directors and is posted on our website at www.mgrc.com under the Investors section. The code satisfies the “Code of Ethics” requirements under the Sarbanes-Oxley Act of 2002 as well as the “Code of Conduct” requirements under the Market Place Rules of the NASDAQ Stock Market. The code, among other things, addresses issues relating to conflicts of interests, including internal reporting violations and disclosures, and compliance with applicable laws, rules, and regulations. The purpose of the code is to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable public disclosures, compliance with applicable laws or regulations, and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. Violations under the code or the Whistleblower Policy can be reported anonymously, and the procedures for doing so are set forth in the applicable document. Any waivers or approvals granted under this code with respect to our executive officers and directors may be granted only by the Board of Directors. In addition, any waivers or approvals relating to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or any person performing similar functions must also be obtained from the Audit Committee. Any waivers or approvals to the code with respect to the remainder of the employees may be granted by our Compliance Officer, who is currently Gilda Malek. Any amendments to the code will be promptly disclosed to our shareholders. Our Audit Committee has also established procedures for (a) the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters; and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Corporate Governance Guidelines

Our Board of Directors adopted and approved a set of Corporate Governance Guidelines. The guidelines set forth the practices our Board follows with respect to, among other things, the composition of the Board and Board committees, director responsibilities, director continuing education, and performance evaluation of the Board. The guidelines are posted on our website at www.mgrc.com under the Investors section.

No Supermajority Vote on Approval of Mergers or Other Business Combinations

Our corporate governance documents do not contain a supermajority standard for the approval of a merger or a business combination. Such transactions require the affirmative vote of a majority of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the indemnification agreements described below, there were no transactions in 2023 between the Company and a related person required to be reported under applicable SEC rules. Information regarding director independence is incorporated herein by reference under the heading “Director Independence” in Item 10 of this Amendment.

Indemnification Agreements

The Company has entered into indemnification agreements with each of our directors and executive officers. These agreements require the Company to indemnify our executive officers or directors against expenses and, in certain cases, judgments, settlements, or other payments incurred by an executive officer or director in suits brought by the Company, derivative actions brought by our shareholders, and suits brought by other third parties. Indemnification has been granted under these agreements to the fullest extent permitted under California law in situations where an executive officer or director is made, or threatened to be made, a party to the legal proceeding because of his or her service to the Company. In addition, these agreements require us to advance the expenses incurred by our directors and officers in any proceeding in which indemnification may be provided under the applicable indemnification agreement. In addition, our bylaws provide that we may indemnify our directors, executive officers, or other persons treated as agents under the General Corporation Law of the State of California, and advance related expenses, if approved by the shareholders or a disinterested vote of the Board of Directors.

Policies and Procedures Regarding Related Party Transactions

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and discussing with management any transactions or courses of dealing with related parties. The Audit Committee considers the following factors in determining whether to approve or disapprove (with referral to the Board of Directors) any such related party transaction or course of action: (i) the financial accounting accorded the transaction or course of action; (ii) whether the terms or other aspects differ from those that would likely be negotiated with independent parties; and (iii) whether the proposed disclosure of the transaction or course of dealing, if any, is in accordance with generally accepted accounting principles and SEC regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Grant Thornton LLP performed services for the Company in fiscal years 2023 and 2022 related to financial statement audit work, quarterly reviews, and quarterly earnings release reviews. Fees related to services rendered by Grant Thornton LLP for fiscal years 2023 and 2022 were as follows:

	2023	2022
Audit Fees(1)	$2,139,669	$1,818,308
Audit-Related Fees(2)	$47,883	$44,405
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$2,187,552	$1,862,713

(1)

Audit fees represent fees for the audit of the Company’s consolidated financial statements and internal controls over financial reporting included in our 2023 Annual Report and the review of the Company’s consolidated financial statements included in our quarterly reports on Form 10-Q and fees in connection with statutory audits and regulatory filings or engagements.

(2)	Audit-Related Fees include fees associated with obtaining consents in connection with regulatory filings and audit of the Company’s Employee Stock Ownership and 401(k) Plans.

Audit and Non-Audit Services Pre-Approval Policy

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by Grant Thornton LLP, the Company’s independent registered public accounting firm, must be approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from the Company. In April 2004, the Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy which sets forth the procedures and conditions pursuant to which audit and non-audit services to be performed by the independent auditors are to be pre-approved. Pursuant to the policy, certain services or categories of services described in detail in the policy may be pre-approved generally on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of audit services, audit-related services, tax services, and other services. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent auditors. The Audit Committee may also pre-approve particular services on a case-by-case basis. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management. The Company’s independent auditors and Chief Financial Officer are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with the pre-approval policy and the fees for the services performed to date. The Audit Committee pre-approved all of the audit, audit-related, tax, and all other services described as Audit Fees in the table above.

Report of the Audit Committee of the Board of Directors

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Amendment, with the SEC, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act, unless specifically stated to be incorporated by reference therein.

The Audit Committee currently has four (4) members, consisting of four (4) independent directors, Nicolas C. Anderson, Smita Conjeevaram, William J. Dawson, and Elizabeth A. Fetter. Mr. Dawson serves as its Chairman. The Company’s management is responsible for the Company’s internal controls, financial reporting, compliance with laws and regulations, and ethical business standards. The Company’s independent registered public accounting firm, Grant Thornton LLP, is responsible for performing an independent audit of the Company’s consolidated financial statements and internal controls over financial reporting in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States) and to issue reports thereon. The Audit Committee’s responsibility is to monitor and oversee these processes as well as the independence and performance of the Company’s independent registered public accounting firm. However, the members of the Audit Committee are not professionally engaged in the practice of accounting or auditing and are not experts in the fields of accounting or auditing. They rely, without independent verification, on the information provided to them and on the representations made by management and the independent auditors.

The Audit Committee hereby reports as follows:

1.

The Audit Committee has reviewed and discussed the audited consolidated financial statements for the year ended December 31, 2023, and audit of internal controls over financial reporting as of December 31, 2023, with management.

2.

The Audit Committee has discussed with Grant Thornton LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by the applicable requirements of the PCAOB and the SEC.

3.

The Audit Committee has received an independence letter from Grant Thornton LLP as required by the standards of the PCAOB regarding Grant Thornton’s communications with the Audit Committee concerning independence and has discussed with Grant Thornton LLP its independence.

4.

Based on the reviews and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, that the Company’s audited consolidated financial statements be included in the 2023 Annual Report that was filed with the SEC on February 21, 2024.

Submitted by the Audit Committee:

William J. Dawson, Chair
Nicolas C. Anderson
Smita Conjeevaram
Elizabeth A. Fetter

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) EXHIBITS:

(a) The following is a list of exhibits filed herewith as part of this Amendment:

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2024		MCGRATH RENTCORP

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President
(Principal Executive Officer)

	by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ David M. Whitney
DAVID M. WHITNEY
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas C. Anderson NICOLAS C. ANDERSON	Director	April 15, 2024

/s/ Kimberly A. Box KIMBERLY A. BOX	Director	April 15, 2024

/s/ Smita Conjeevaram SMITA CONJEEVARAM	Director	April 15, 2024

/s/ William J. Dawson WILLIAM J. DAWSON	Director	April 15, 2024

/s/ Elizabeth A. Fetter ELIZABETH A. FETTER	Director	April 15, 2024

/s/ Joseph F. Hanna JOSEPH F. HANNA	Chief Executive Officer, President and Director	April 15, 2024

/s/ Bradley M. Shuster BRADLEY M. SHUSTER	Chairman of the Board	April 15, 2024